Form 10-Q
period 2007-06-30
CAI International, Inc.
filed 2007-08-09
CIK 1388430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission file number-001-33388

CAI International, Inc.

(Exact name of registrant as specified in the charter)

Delaware	94-3298884
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Embarcadero Center, Suite 2101 San Francisco, California	94111
(Address of principal executive office)	(Zip Code)

(415) 788-0100

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in the Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of July 31, 2007, there were 17,145,796 shares of the Registrant’s common stock, $.0001 par value outstanding.

CAI INTERNATIONAL, INC.

INDEX

		Page No.
Part I — Financial Information

Item 1.	Financial Statements (unaudited)	3

	Consolidated Balance Sheets at June 30, 2007 and December 31, 2006	4

	Consolidated Statements of Income for the three and six months ended June 30, 2007 (Successor) and 2006 (Predecessor)	5

	Consolidated Statements of Cumulative Redeemable Convertible Preferred Stock and Stockholders’ Equity for the six months ended June 30, 2007 (Successor) and 2006 (Predecessor)	6

	Consolidated Statements of Cash Flows for the six months ended June 30, 2007 (Successor) and 2006 (Predecessor)	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	33

Part II — Other Information		33

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 6.	Exhibits	34

Signature		35

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and service development efforts. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words “may”, “might”, “should”, “estimate”, “project”, “plan”, “anticipate”, “expect”, “intend”, “outlook”, “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under “Risk Factors” in our Registration Statement on Form S-1 (SEC File No. 333-140496) filed with the Securities and Exchange Commission (“SEC”), on May 11, 2007 pursuant to the Securities Act of 1933, as amended, as such registration statement was declared effective on May 15, 2007. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our filings with the SEC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CAI International, Inc.

Consolidated Balance Sheets

(In thousands, except share information)

(UNAUDITED)

	June 30, 2007	December 31, 2006
ASSETS
Cash	$9,536	$20,359
Accounts receivable (owned fleet), net of allowance for doubtful accounts of $851 and $1,045 at June 30, 2007 and December 31, 2006, respectively	9,245	7,731
Accounts receivable (managed fleet)	24,588	24,061
Related party receivables	—	128
Current portion of direct finance leases	3,375	2,248
Deposits, prepayments and other assets	3,763	4,077
Deferred tax assets	963	915

Total current assets	51,470	59,519

Container rental equipment, net of accumulated depreciation of $89,636 and $93,633 at June 30, 2007 and December 31, 2006, respectively	180,927	161,353
Net investment in direct finance leases	4,030	4,329
Furniture, fixtures and equipment, net of accumulated depreciation of $323 and $290 at June 30, 2007 and December 31, 2006 , respectively	459	459
Intangible assets, net of accumulated amortization of $924 and $307 at June 30, 2007 and December 31, 2006, respectively	6,584	7,093
Goodwill	50,247	50,247

Total assets	$293,717	$283,000

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Accounts payable	$3,986	$3,585
Accrued expenses and other current liabilities	4,346	15,276
Due to container investors	21,154	21,650
Unearned revenue	782	740
Current portion of long-term debt	—	5,000
Current portion of subordinated note payable to affiliate	—	—
Current portion of capital lease obligation	207	525
Rental equipment payable	26,679	30,788

Total current liabilities	57,154	77,564

Revolving credit facility	93,090	97,000
Term loan	—	13,750
Subordinated convertible note payable	—	37,500
Deferred income tax liability	24,413	24,500
Capital lease obligation	—	31

Total liabilities	174,657	250,345

Cumulative redeemable convertible preferred stock:
Series A 10.5% cumulative redeemable convertible preferred stock, no par value. Aggregate liquidation value of zero at June 30, 2007 and $1,531 at December 31, 2006. Authorized 1,113,840 shares; issued and outstanding, zero at June 30, 2007 and 724,920 shares at December 31, 2006	—	6,072
Note receivable on preferred stock	—	(1,172)

Total cumulative redeemable convertible preferred stock	—	4,900

Stockholders’ equity:
Common stock, no par value; authorized 84,000,000 shares; issued and outstanding, 10,584,000 shares at December 31, 2006	—	1,260
Common stock, par value $.0001 per share ; authorized 84,000,000 shares; issued and outstanding, 17,145,796 shares at June 30, 2007	2	—
Additional paid-in capital	90,410	—
Accumulated other comprehensive income	102	95
Retained earnings	28,546	26,400

Total stockholders’ equity	119,060	27,755

Total liabilities and stockholders’ equity	$293,717	$283,000

See accompanying notes to unaudited consolidated financial statements.

CAI International, Inc.

Consolidated Statements of Income

(in thousands, except per share data)

(UNAUDITED)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Container rental revenue	$8,280	$7,549	$16,160	$15,611
Management fee revenue	3,368	2,896	6,787	5,470
Gain on sale of container portfolios	2,096	3,188	4,991	5,120
Finance lease income	290	320	609	627

Total revenue	14,034	13,953	28,547	26,828

Operating expenses:
Depreciation of container rental equipment	1,761	3,128	3,451	6,495
Amortization of intangible assets	309	—	617	—
Impairment of container rental equipment	105	4	224	241
Gain on disposition of used container equipment	(1,043)	(238)	(2,048)	(385)
Gain on settlement of lease obligation	(694)	—	(694)	—
Equipment rental expense	423	396	818	792
Storage, handling and other expenses	719	988	1,390	1,655
Marketing, general and administrative expense	3,947	2,750	7,249	6,099

Total operating expenses	5,527	7,028	11,007	14,897

Operating income	8,507	6,925	17,540	11,931

Interest expense	2,688	1,253	5,927	2,858
Gain on extinguishment of debt	(681)	—	(681)	—
Interest income	(11)	(10)	(20)	(19)

Net interest expense	1,996	1,243	5,226	2,839

Income before income taxes	6,511	5,682	12,314	9,092
Income tax expense	2,400	2,051	4,591	3,282

Net income	4,111	3,631	7,723	5,810
(Accretion)/decretion of preferred stock	(5)	488	(5,577)	976

Net income available to common shareholders	$4,106	$4,119	$2,146	$6,786

Net income per share:
Basic	$0.29	$0.19	$0.17	$0.32
Diluted	$0.23	$0.17	$0.17	$0.27

Weighted average shares outstanding:
Basic	13,954	21,168	12,278	21,168
Diluted	17,136	21,735	12,278	21,764

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CUMULATIVE REDEEMABLE

CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Six Months ended June 30, 2007 and 2006

(In thousands)

(UNAUDITED)

	Cumulative redeemable convertible preferred stock			Common stock				Accumulated
Predecessor	Shares	Amount	Note receivable on preferred stock	Shares	Amount	Additional Paid-In Capital	Retained earnings	other comprehensive income (loss)	Total stockholders’ equity

Balances as of December 31, 2005	725	$7,465	$(1,107)	21,168	$2,520	$—	$30,519	$(44)	$32,995

Net income	—	—	—	—	—	—	5,810	—	5,810
Foreign currency translation adjustment	—	—	—	—	—	—	—	82	82

Comprehensive income									5,892
Decretion of preferred stock	—	(944)	(32)	—	—	—	976	—	976

Balances as of June 30, 2006	725	$6,521	$(1,139)	21,168	$2,520	$—	$37,305	$38	$39,863

Successor

Balances as of December 31, 2006	725	$6,072	$(1,172)	10,584	$1,260	$—	$26,400	$95	$27,755

Net income	—	—	—	—	—	—	7,723	—	7,723
Foreign currency translation adjustment	—	—	—	—	—	—	—	7	7

Comprehensive income									7,730
Accretion of preferred stock	—	5,606	(29)	—	—	—	(5,577)	—	(5,577)
Conversion of preferred stock to common stock	(725)	(11,678)	—	725	—	11,678	—	—	11,678
Payment of dividend on preferred stock	—	—	—	—	—	(804)	—	—	(804)
Conversion of pre-IPO common stock from no par to par value common stock	—	—	—	—	(1,260)	1,260	—	—	—
Common stock issued at IPO, net of underwriting discount and offering expenses	—	—	—	5,800	2	78,127	—	—	78,129
Stock compensation expense	—	—	—	37	—	149	—	—	149
Collection of note receivable on preferred stock	—	—	1,201	—	—	—	—	—	—

Balances as of June 30, 2007	—	$—	$—	17,146	$2	$90,410	$28,546	$102	$119,060

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

(UNAUDITED)

	Successor	Predecessor
	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$7,723	$5,810
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	3,519	6,542
Amortization of debt issuance costs	227	214
Amortization of intangible assets	617	—
Impairment of container rental equipment	224	241
Stock-based compensation expense	149	—
Gain on sale of container portfolios	(4,991)	(5,120)
Gain on disposition of used container equipment	(2,048)	(385)
Deferred income taxes	(135)	2,002
Allowance for doubtful accounts	(94)	517
Gain on extinguishment of debt	(681)	—
Gain on settlement of lease obligation	(694)	—
Changes in other operating assets and liabilities:
Accounts receivable	(1,947)	(2,792)
Related party accounts receivable	128	(96)
Deposits, prepayments and other assets	(21)	1,359
Accounts payable, accrued expenses and other current liabilities	(9,154)	214
Due to container investors	(496)	4,846
Unearned revenue	42	(22)
Amounts due to affiliate	—	(5,406)

Net cash (used in) provided by operating activities	(7,632)	7,924

Cash flows from investing activities:
Purchase of containers	(77,161)	(19,578)
Net proceeds from sale of container portfolios	46,118	40,127
Net proceeds from disposition of used container equipment	8,062	5,407
Purchase of furniture, fixtures and equipment	(68)	(70)
Receipt of principal payments from direct financing leases	1,834	2,032

Net cash (used in) provided by investing activities	(21,215)	27,918

Cash flows from financing activities:
Proceeds from issuance of common stock	78,129	—
Collection of note receivable on preferred stock	1,201	—
Payment of dividend on preferred stock	(804)	—
Proceeds from bank debt	51,000	18,000
Principal payments on capital lease	(349)	(474)
Principal payments made on bank debt	(73,660)	(26,000)
Principal payments made on subordinated note payable	(37,500)	(13,365)

Net cash provided by (used in) financing activities	18,017	(21,839)

Effect on cash of foreign currency translation	7	82

Net (decrease) increase in cash	(10,823)	14,085
Cash at beginning of the period	20,359	7,573

Cash at end of the period	$9,536	$21,658

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$13,646	$268
Interest	6,551	3,358
Supplemental disclosure of non-cash investing and financing activity:
Conversion of preferred stock to common stock	10,874	—
Transfer of container rental equipment to direct finance lease	2,662	2,975

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

(1)	The Company and Nature of Operations

CAI International, Inc. (CAI or the Company) was originally incorporated under the name Container Applications International, Inc. in the state of Nevada on August 3, 1989. On February 2, 2007, the Company was reincorporated under its present name in the state of Delaware. The Company operates in the international intermodal marine cargo container leasing business. Within this single industry sector, the Company generates revenue from two reportable segments: container leasing and container management. The container leasing segment specializes primarily in the ownership and leasing of intermodal dry freight standard containers, while the container management segment manages containers for container investors. The Company leases its containers principally to international container shipping lines located throughout the world. The Company sells containers primarily to investor groups and provides management services to those investors in return for a management fee.

On January 4, 2007, the Company invested approximately $400,000 in cash for an 80% interest in CAIJ Inc., an entity incorporated in Japan to facilitate the structuring and arrangement of container fund investments in Japan.

On March 28, 2007, the Company established Sky Container Trading, LLC, for the purpose of selling used containers in the secondary market in the United States. Investment in the wholly-owned company was nominal.

On April 23, 2007, the Company’s board of directors approved a 420:1 stock split to be granted to stockholders of record at that date. All share and per share data in the consolidated financial statements and notes thereto have been adjusted to reflect the stock split.

The Company completed an initial public offering (“IPO”) of its common stock at $15.00 per share on May 16, 2007, and listed its common stock on the New York Stock exchange under the symbol “CAP”. The Company sold 5.8 million shares of common stock and generated net proceeds of approximately $78.1 million, after deducting underwriting discounts and other offering expenses. The Company used part of the net proceeds from the IPO to pay the $37.5 million convertible subordinated note payable to Interpool and its $17.5 million term loan outstanding under its secured senior credit facility. The remaining $23.1 million was used to pay a portion of the amount outstanding under the Company’s revolving line of credit under its secured senior credit facility with a consortium of banks.

The Company’s headquarters are located in San Francisco, California.

(2)	Summary of Significant Accounting Policies

(a) Basis of Accounting and Principles of Consolidation

The Company utilizes the accrual method of accounting.

The consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries: Container Applications International Corporation—Tokyo (CAI TK), Container Applications International (U.K.) Ltd., Sky Container Trading, Ltd., Sky Domestic Container Leasing, Ltd., Sky Container Trading, LLC, Container Applications International Corporation—Malaysia and our 80% owned subsidiary, CAIJ Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal years ended December 31, 2005 and 2006, included in the Company’s Registration Statement on Form S-1 filed with the U.S. Securities and Exchange Commission on May 11, 2007.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2007 and 2006

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position as of June 30, 2007 and December 31, 2006, the results of operations for the three and six-month periods ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006. The results of operations and cash flows for the periods presented are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2007.

Prior to October 1, 2006, the Company had two principal stockholders, each of whom beneficially owned 50.0% of the Company’s outstanding common stock. These stockholders were the Company’s founder and then Chief Executive Officer (now Executive Chairman), Hiromitsu Ogawa and Interpool Inc. (Interpool). On October 1, 2006, the Company repurchased 10,584,000 shares, or 50.0% of its outstanding common stock, held by Interpool for $77.5 million. The Company paid Interpool $40.0 million in cash and issued a convertible subordinated promissory note for the $37.5 million balance. The repurchase resulted in an increase in the percentage of common stock held by Mr. Ogawa, from 50.0% to 100.0%. In connection with the Interpool Transaction the Company applied pushdown accounting in accordance with Staff Accounting Bulletin No. 54 (SAB No. 54) and accounted for the purchase as a step acquisition in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141). Accordingly, the Company valued its assets and liabilities as of October 1, 2006 and recognized goodwill of $50.2 million and intangible assets of $7.4 million as a result of such valuation (see Note 3). Due to the application of pushdown accounting and step acquisition accounting in the Company’s financial statements, the Company’s financial condition and results of operations after October 1, 2006 will not be comparable in some respects to the Company’s financial condition and results of operations reflected in the Company’s historical financial statements as of dates or for periods ended prior to October 1, 2006. The financial statements prior to October 1, 2006 presented herein which include the consolidated statements of income and cash flows for the period ended June 30, 2006 relate to the Predecessor company and this period is referred to as the pre-repurchase period. The financial statements on and subsequent to October 1, 2006 presented herein, which include the consolidated balance sheet at December 31, 2006 and consolidated statements of income and cash flows for the period ended June 30, 2007 relate to the Successor company and the period is referred to as the post-repurchase period. A black line has been drawn between the accompanying financial statements to distinguish between the pre-repurchase and post-repurchase periods.

(b) Use of Estimates

Certain estimates and assumptions were made by the Company’s management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include revenue recognition, the carrying amount of container equipment, the residual values and lives of container equipment, impairment of goodwill and intangible assets, the valuation of the cumulative redeemable preferred stock for accretion purposes and valuation allowances for receivables. Actual results could differ from those estimates.

(c) Container Rental Equipment

Prior to October 1, 2006, the Company depreciated container rental equipment over an estimated useful life of 12.5 years (using the straight-line method) to fixed residual values of $645 for 20’, $795 for 40’ and $805 for 40’ high cubes. For the period starting October 1, 2006 and thereafter, the Company revised its estimate of residual values to $850 for 20’, $950 for 40’ and $1,000 for 40’ high cubes. The change in residual value was a primary reason for the reduction of $1.4 million and $3.0 million in the Company’s depreciation expense for the three and six months ended June 30, 2007, respectively, compared to the same

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2007 and 2006

period in the prior year. The estimated life of the containers remained unchanged at 12.5 years. Management’s decision to change the residual values of container equipment is based on higher sales prices of older used containers over the past three years and expectation of similar values in future periods. The Company will reassess its estimate of residual value and useful life of containers in the future for possible adjustments to those estimates.

The estimated useful life for all other containers remains at 15 years with a residual value of 15% of their original cost.

(d) Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company’s container rental equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Impairment losses are included in operating expenses and reported under container leasing segment of the Company (see Note 9). For the quarters ended June 30, 2007 and 2006, the Company recorded impairment losses of $105,000 and $4,000, respectively, on container rental equipment identified for sale. Impairment losses for the six months ended June 30, 2007 and 2006 were $224,000 and $241,000, respectively.

(e) Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired in a business combination accounted for using the purchase method. Goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. On October 1, 2006, the Company recorded goodwill of $50.2 million and intangible assets of $7.4 million resulting from the application of push down accounting under SFAS No. 141 in connection with the Company’s repurchase of its common shares of stock held by Interpool (see Note 3). The purchase price for the incremental ownership the Company acquired from Interpool was based on forecasts and assumptions made on our future cash flows. Management has determined that the Company is comprised of two reporting units, container leasing and container management, and has allocated $13.8 million and $36.4 million of goodwill, respectively, to each segment. The allocation of the purchase price is based on the expected future cash flow contribution of each segment and goodwill for each reporting unit was determined as the difference between the allocated purchase price and the fair value of the net assets of each reporting unit. Intangible assets allocated to the container leasing and container management reporting units, net of accumulated amortization, are $2.1 million and $4.5 million, respectively, as of June 30, 2007. Intangible assets have been allocated either directly to the relevant unit or on the expected future cash flow contribution of each segment.

Impairment of goodwill is tested at the reporting unit level annually or more frequently if an event or circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Factors that would suggest a possible impairment include, but are not limited to, material customer losses, an adverse change in the business climate, an adverse action or assessment by a regulator, unanticipated competition or a loss in key personnel.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2007 and 2006

The impairment test is conducted by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. We perform the annual goodwill impairment test using a combination of the market and income approaches. If the carrying amount of a reporting unit exceeds its fair value, an indication of goodwill impairment exists and a second step is performed to measure the amount of impairment loss, if any. In the application of the impairment testing, we are required to make estimates of future operating trends and resulting cash flows and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates. If goodwill is impaired we will record an impairment charge, which will result in a decrease in net income or an increase in net loss.

Although management currently believes that the estimates used in the evaluation of goodwill and other intangibles are reasonable, differences between actual and expected revenue, operating results and cash flow could cause these assets to be deemed impaired. If impairment were to occur, the Company would be required to charge to earnings the amount of the write-down in the value of such assets.

Intangible assets with definite useful lives are amortized over their estimated useful lives. The Company currently amortizes intangible assets on a straight-line basis over their estimated useful lives as follows:

Trademarks	10 years
Software	3 years
Contracts—third party	7 years
Contracts—owned equipment	5 years

(f) Income Taxes

Income taxes are accounted for using the asset-and-liability method as specified under SFAS No. 109, Accounting for Income Taxes. Under this method, deferred income taxes are recognized for the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that deferred tax assets will not be recovered.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 requires that the Company recognize in the financial statements the impact of a tax position, if that position is more likely than not being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. On January 1, 2007, the Company adopted FIN 48. The implementation of FIN 48 neither resulted in additional tax expense for the three and six months ended June 30, 2007 nor did it result in a cumulative adjustment to retained earnings.

(g) Revenue Recognition

The Company provides a range of services to its customers incorporating rental, sale and management of container equipment. Revenue for all forms of service is recognized when earned following the guidelines of SFAS No. 13, Accounting for Leases and Staff Accounting Bulletin No. 104 (SAB 104). Revenue is reported net of any related sales tax.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2007 and 2006

Container Rental Revenue

Container rental revenue arises from renting containers owned by the Company to various shipping lines. Rental agreements are typically leases with a fixed term of between one and eight years or short-term master lease agreements where there is no term and the equipment can be returned at any time without penalty. Revenue is recorded on an accruals basis for master lease agreements as these agreements have no fixed term. For long-term leases, revenue is recorded on a straight-line basis when earned according to the terms of the container rental contracts. These contracts are classified as operating leases. Early termination of the container rental contracts subjects the lessee to a penalty, which is included in container rental revenue upon such termination.

Included in container rental revenue is revenue consisting primarily of fees charged to the lessee for handling, delivery, repairs, and fees relating to the Company’s damage protection plan, which are recognized as earned.

Management Fee Revenue and Gain on Sale of Container Portfolios

In addition to renting containers, the Company sells leased container portfolios to investor groups. After the date of sale the Company generally manages the container assets sold to the investor group. As these are arrangements with multiple deliverables, the Company evaluates the arrangements under Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21) which addresses accounting for multiple element arrangements. The Company has determined that the two deliverables under the arrangements, the sale of the container and the management services, are separate units of accounting, thus revenue is recognized in accordance with SAB 104 for each unit.

The Company recognizes revenue from management fees earned under equipment management agreements as earned on a monthly basis. Management fees are typically a percentage of net operating income of each investor group’s fleet calculated on an accruals basis. Included in the Company’s balance sheet are accounts receivable from the managed fleet which are uncollected lease billings related to managed equipment. With the exception of containers managed under pooling agreements, all direct costs (storage, repairs, repositioning etc.) are charged to investors on a specific-identification basis or allocated basis. The Company’s financial statements include accounts payable and accruals of expenses related to managed equipment. The net amount of rentals billed less expenses payable and less management fees is recorded in amounts due to container investors or amounts due to affiliate on the balance sheet.

As described above, the Company periodically sells containers to container investors which are generally managed by the Company in return for a management fee. A gain is calculated as the excess of sales proceeds over the net book value of the containers sold. The proceeds from sale of these container portfolios were $21.2 million and $46.1 million for the three and six months ended June 30, 2007, respectively and $23.1 million and $40.1 million for the three and six months ended June 30, 2006, respectively.

(h) Stock-Based Compensation

SFAS No. 123(R) Share Based Payment (SFAS 123(R)), establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123(R) requires all entities to adopt a fair-value-based method of accounting for stock-based compensation plans in which compensation cost is measured at the date the award is granted based on the value of the award and is recognized over the employee service period, for grants issued after the Statement’s effective date. The effective date for the Company was January 1, 2006. Between adoption and the day prior to the Company’s IPO, no stock-based awards were granted nor did any previously granted awards vest and, consequently, no compensation expense has been recognized for the three and six months ended June 30, 2006.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2007 and 2006

On April 23, 2007, the Company’s board of directors and its stockholders approved the 2007 Equity Incentive Plan (“Plan”) and reserved 721,980 shares of its common stock for issuance under the Plan. Pursuant to this Plan, on May 15, 2007, the Company granted three corporate officers and three members of the Company’s board of directors options totaling 508,620 shares and 37,500 shares, respectively, of its common stock at the IPO price of $15.00 per share. The options have a contractual term of 10 years and vest over four years for the officers and one year for the directors. However, options for two of the three officers totaling 390,180 shares will become vested and exercisable immediately if, within 12 months of a “change in control”, their employment with the Company is terminated without “cause” or terminated for “good reason” (in each case as such terms are defined in the employment agreements for these executives). Also on May 15, 2007, the Company granted certain management employees stock bonuses aggregating 36,876 shares of restricted common stock at the IPO price of $15.00 per share.

The stock options granted to officers and directors had an aggregate fair market value of approximately $3.4 million on May 15, 2007 (date of grant) and were calculated using the Black-Scholes-Merton Option pricing model under the following assumptions:

a.	Stock options for officers totaling 508,620 shares with a four-year vesting period: Stock price-$15.00, Exercise price- $15.00, Expected term-6.25 years, Volatility- 31.9%, Risk free rate- 4.63%, Dividend yield- 0%.

b.	Stock option to three directors at 12,500 shares each with a one-year vesting period was calculated based on the same set of assumptions used for valuing officers’ options, except for the expected term which is 5.5 years.

The risk-free rate is based on the implied yield on a U.S. Treasury bond with a term approximating the expected term of the option. In the absence of historical data, the assumed volatility factor used in the calculation was derived from the average price volatility of common shares for similar companies as of May 15, 2007 over a period approximating the expected term of the option. The assumed dividend yield is zero. As we have no historical data, the expected option term is calculated using the simplified method in accordance with Staff Accounting Bulletin (SAB) No. 107.

The value of the stock options for officers and directors is amortized on a straight-line over their vesting periods and recorded as compensation expense. During the three and six month periods ended June 30, 2007, the Company recorded stock based compensation expense of $126,000 relating to stock options granted to the Company’s officers and directors. As of June 30, 2007, the remaining unamortized stock-based compensation cost relating to non-vested awards for officers is $3.1 million to be recognized over 46.5 months while unamortized stock-based compensation cost relating to non-vested awards for directors at June 30, 2007 is approximately $189,000 to be recognized over 10.5 months. No stock options were vested, exercised or forfeited during the three and six months period ended June 30, 2007. No additional stock options were granted between May 15, 2007 and June 30, 2007. As of June 30, 2007, the 546,120 shares in stock options granted to officers and directors, all of which are expected to vest, remained outstanding with an aggregate intrinsic value of zero and an average remaining contractual term of 9.9 years.

The restricted common stock granted to employees had a fair value of $553,000 on May 15, 2007, based on the IPO price of $15.00 per share. The restricted stock awards vest over three years and are amortized from the IPO date over three years on a straight line basis. No shares of restricted stock were vested, exercised or forfeited during the three and six months period ended June 30, 2007. During the quarter ended June 30, 2007, the Company recorded $23,000 of stock based compensation expense relating to the restricted stock. If an employee resigns voluntarily or is terminated for “cause” (as defined in the stock grant documents), the

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2007 and 2006

employee will forfeit any unvested portion of the restricted stock award and the amortization of stock-based compensation expense will be adjusted accordingly over the remaining vesting period. As of June 30, 2007, there was $530,000 of unrecognized compensation cost related to the restricted stock awards which is expected to be recognized over the remaining vesting period of 34.5 months.

The compensation expense relating to stock options and restricted stock is recorded as a component of administrative expenses in the Company’s Consolidated Statements of Income.

(i) Repairs and Maintenance

On September 8, 2006, the FASB posted the Staff Position AUG AIR-1 (FSP), Accounting for Planned Major Maintenance Activities. The FSP amends certain provisions in the AICPA Industry Audit Guide, Audits of Airlines, and APB Opinion No. 28, Interim Financial Reporting. FSP AUG AIR-1 prohibits the use of accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial statements. This guidance is effective for the first fiscal period beginning after December 15, 2006, and shall be applied retrospectively for all financial statements presented, unless impracticable to do so.

The Company’s leases require the lessee to pay for any damage to the container beyond normal wear and tear at the end of the lease term. We also offer a damage protection plan (“DPP”) pursuant to which the lessee pays a monthly fee in exchange for not being charged for certain damages at the end of the lease term. For containers not subject to a DPP, historically, we have accrued for repairs once we have made the decision to repair the container, which is made in advance of us incurring the repair obligation. For containers covered by a DPP, we historically accounted for periodic maintenance and repairs on an accrual basis.

We adopted FSP AUG AIR-1 effective January 1, 2007. Accordingly, we have retroactively adjusted our Consolidated Financial Statements to reflect the direct expense method of accounting for maintenance, a method permitted under this Staff Position. The effect of adopting this standard on the three and six months ended June 30, 2006 was not material.

(j) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157. This statement establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This statement retains the exchange price notion in earlier definitions of fair value. SFAS No. 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. Therefore, the definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS No. 157 is effective for financial statements issued for years beginning after November 15, 2007, and interim periods within those years with earlier application encouraged. The Company does not expect the adoption of SFAS No. 157 to have a material effect on its consolidated financial position or results of operations.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2007 and 2006

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. Under this pronouncement, companies may elect to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. However, SFAS No. 159 specifically includes financial assets and financial liabilities recognized under leases (as defined in SFAS No. 13, Accounting for Leases), as among those items not eligible for the fair value measurement option except contingent obligations for cancelled leases and guarantees of third-party lease obligations. This statement is effective for fiscal years that begin after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material effect on our consolidated financial position or results of operations.

(3)	Intangible Assets

The Company recognized intangible assets on October 1, 2006 in connection with its repurchase of its shares of common stock held by Interpool and amortizes them on a straight line basis over their estimated useful lives disclosed in Note 2(e). There were no significant changes to the gross amounts of intangible assets between December 31, 2006 and June 30, 2007. Intangible assets at June 30, 2007 are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$1,208	$(85)	$1,123
Software	500	(125)	375
Contracts—third party	3,650	(391)	3,259
Contracts—owned equipment	2,150	(323)	1,827

Total	$7,508	$(924)	$6,584

(4)	Long Term Debt

(a) Senior Secured Credit Facility

The Company has a senior secured line of credit with a consortium of banks to finance the acquisition of containers and for general working capital purposes. Any amounts drawn on the facility are secured by all assets of the Company including the containers and the underlying leases thereon.

On September 29, 2006, the Company amended its senior secured credit facility provided by a group of banks to provide for a maximum total commitment amount of up to $190.0 million, consisting of a $20.0 million term loan facility and a $170.0 million revolving line of credit. On October 2, 2006, the Company borrowed the full $20.0 million under the term loan and an additional $23.0 million under the revolving line of credit. The proceeds were used to pay the $40.0 million cash portion of the repurchase of the 10,584,000 shares of common stock owned by Interpool and to repay the remaining $3.0 million balance on the outstanding subordinated note issued in April 1998 by the Company to Interpool. On May 21, 2007, the Company paid the term loan balance of $17.5 million and $25.9 million of revolving line of credit from the proceeds of the IPO of its common stock on May 16, 2007. As of June 30, 2007, the revolving line of credit had a balance of $93.1 million compared to $97.0 million at December 31, 2006.

The interest rates under the senior secured credit facility vary depending upon whether the loans are characterized as base rate loans or Eurodollar rate loans. As of June 30, 2007 the interest rates were 7.08% for the revolving credit facility. In addition, there is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The amended senior secured credit facility provides that swing line loans (up to $10.0 million in the aggregate) and standby letters of credit (up to $15.0 million in the

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2007 and 2006

aggregate) will be available to the Company. These sub-limits are part of, and not in addition to, the total commitment of $170 million under the revolving credit portion of the senior secured credit facility. As of June 30, 2007, the Company had $76.9 million in availability under the revolving credit facility provided there was sufficient collateral. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default. In addition to certain financial covenants, the credit facility requires the Company to obtain the consent of existing lenders prior to entering into new borrowings outside of the existing revolving line of credit or paying dividends to stockholders.

The amended senior secured credit facility terminates September 30, 2010 and contains various financial and other covenants. As of June 30, 2007, the Company was in compliance with these covenants.

(b) Subordinated Convertible Note Payable

On October 1, 2006, the Company issued a convertible subordinated promissory note for $37.5 million in connection with the Company’s repurchase of 10,584,000 shares, or 50.0% of its outstanding common stock held by Interpool. The note had a maturity date of October 30, 2010 and bore an initial interest rate of 7.87% per annum for the 6-month period ending June 30, 2007. The interest rate was subject to increase by one percentage point (1.0%) after each subsequent six-month period until paid in full. The note provided Interpool with an option to convert the obligation into shares of the Company’s common stock at anytime after October 1, 2008.

The note was paid in full on May 21, 2007 from the proceeds of the IPO on May 16, 2007. Interest expense relating to the convertible subordinated note for the quarter ended June 30, 2007 was $462,000. As result of the early payment of the note, the Company recorded a $681,000 gain on extinguishment of debt. The gain represents the difference between the interest actually paid on the note and the average interest expense calculated on a straight line basis over the life of the note and previously recorded from October 1, 2006 through May 21, 2007.

(5)	Related Party Transactions

As of December 31, 2006, Company executives owed a total of $128,000 to the Company for golf memberships. These amounts bore no interest or due dates and were subsequently collected in full in April 2007.

During 1998, the Company made loans of $900,000 to three employees of the Company for the purchase of Series A cumulative redeemable convertible preferred stock. The fixed interest rate on these loans was 10.5%. As of December 31, 2006 these loans had a balance of approximately $1.2 million owed to the Company. The loans are shown as a deduction from the Series A cumulative redeemable convertible preferred stock presented in temporary equity. The principal and accumulated interest on the loans were collected on May 15, 2005, net of accumulated dividends of $804,000 on the preferred stock and the preferred stock was converted into 724,920 shares of common stock (see Note 6).

(6)	Capital Stock

(a) Convertible Preferred Stock

In May 1998, Series A cumulative redeemable convertible preferred stock was issued to certain employees (the Preferred Stockholders) as part of the Company’s Executive Management Incentive Program. Dividends accrued on the preferred stock at 10.5% per annum but were not payable until declared by the board of directors. The preferred stock was redeemable, at the sole option of the Company, at any time following the first to occur of (i) the date any Preferred Stockholder ceased to

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2007 and 2006

be an employee of the Company for any reason, or (ii) May 15, 2008. The redemption price for the preferred shares was the greater of the original issue price of the preferred shares, plus accrued and unpaid dividends, or the book value of the common stock into which the preferred stock would be convertible. A liquidity event is defined as an initial public offering (IPO) of the Company’s common stock, or as a sale of a majority of the common stock or assets of the Company, to a person or persons other than the Executive Chairman or Interpool. Accretion of $5,000 was recorded during the three months ended June 30, 2007 related to the difference between accrued dividends on the preferred stock and accrued interest on the related notes receivable payable during the period (see Note 5). Accretion of $5.6 million was recorded during the six months ended June 30, 2007 related to the increase in fair value of the common stock. As a result of the IPO, on May 16, 2007, all of the preferred stock converted to 724,920 shares of common stock. The Company collected the outstanding amount on all associated notes receivable of $1.2 million (including accrued interest of $582,000) from two officers less accrued dividends of $804,000 on the convertible preferred stock. The conversion of the preferred stock to common stock was recorded at the IPO price of $15.00 per share as $10.9 million in additional paid in capital.

(b) Common Stock

During its IPO on May 16, 2007, the Company sold 5.8 million shares of common stock at $15.00 per share and generated net proceeds of approximately $78.1 million, after deducting underwriting discounts and other offering expenses. The Company used part of the net proceeds from the IPO to pay the $37.5 million convertible subordinated note payable to Interpool and its $17.5 million term loan outstanding under its secured senior credit facility. The remaining $23.1 million was used to pay a portion of the amount outstanding under the Company’s revolving line of credit under its secured senior credit facility with a consortium of banks.

(7)	Gain on Settlement of Lease Obligation and Gain on Disposition of Used Container Equipment

In June 2007, the Company terminated certain operating lease contracts with a lessor prior to their expiration in December 2007. The assets covered under the leases include several containers that were lost, damaged and sold by the Company and for which the Company had received cash payments from its sub-lessees. The Company purchased all containers included under the leases (including those that were lost, damaged or sold) and recognized a gain of $694,000 on the settlement of the lease obligations during the quarter ended June 30, 2007. Included within the gain on settlement of lease obligation of $694,000 was the inclusion of gains totaling $153,000 that arose in prior periods but had not been previously recorded. Within the gain on disposition of used equipment of $1.0 million for the three months ended June 30, 2007 is the inclusion of a previously unrecorded gain of $214,000 that relates to equipment sold in prior periods that had been purchased as part of the operating leases terminated in 2005 and 2006.

(8)	Commitments and Contingencies

The Company has commitments to purchase approximately $37.1 million of container equipment as of June 30, 2007.

(9)	Segment Information

The Company operates in one industry segment, container leasing, but has two reportable business segments; container leasing and container management.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2007 and 2006

The container leasing segment derives its revenue via the ownership and leasing of containers to container shipping lines.

The container management segment derives its revenue from management fees earned from portfolios of containers and associated leases which are managed on behalf of container investors. It also derives revenue from the sale of containers, previously owned by the Company, to container investors who in turn enter into management agreements with the Company.

There are no inter-segment revenues.

The following tables show condensed segment information for the Successor and Predecessor companies for the three and six months ended June 30, 2007, reconciled to the Company’s income before taxes as shown in its consolidated statements of income (in thousands). The Company makes its management decisions based on pre tax income, and as such does not allocate income tax expense/benefit to its segments.

Successor

	Three Months Ended June 30, 2007				Six Months Ended June 30, 2007
	Container Leasing	Container Management	Unallocated	Total	Container Leasing	Container Management	Unallocated	Total
Total revenue	$8,570	$5,464	$—	$14,034	$16,769	$11,778	$—	$28,547
Operating expenses	2,310	3,217	—	5,527	5,250	5,757	—	11,007

Operating income	6,260	2,247	—	8,507	11,519	6,021	—	17,540
Net interest expense	2,007	—	(11)	1,996	5,246	—	(20)	5,226

Net income before income taxes	4,253	2,247	11	6,511	6,273	6,021	20	12,314
Income tax expense	—	—	2,400	2,400	—	—	4,591	4,591

Net income	$4,253	$2,247	$(2,389)	$4,111	$6,273	$6,021	$(4,571)	$7,723

Total Assets	$228,255	$65,462	$—	$293,717	$228,255	$65,462	$—	$293,717

Predecessor

	Three Months Ended June 30, 2006				Six Months Ended June 30, 2006
	Container Leasing	Container Management	Unallocated	Total	Container Leasing	Container Management	Unallocated	Total
Total revenue	$7,869	$6,084	$—	$13,953	$16,238	$10,590	$—	$26,828
Operating expenses	5,403	1,625	—	7,028	10,801	4,096	—	14,897

Operating income	2,466	4,459	—	6,925	5,437	6,494	—	11,931
Net interest expense	1,253	—	(10)	1,243	2,858	—	(19)	2,839

Net income before income taxes	1,213	4,459	10	5,682	2,579	6,494	19	9,092
Income tax expense	—	—	2,051	2,051	—	—	3,282	3,282

Net income	$1,213	$4,459	$(2,041)	$3,631	$2,579	$6,494	$(3,263)	$5,810

Total Assets	$183,091	$21,509	$—	$204,600	$183,091	$21,509	$—	$204,600

The Company’s container lessees use containers for their global trade utilizing many worldwide trade routes. The Company earns its revenue from international carriers when the containers are in use and carrying cargo around the world. Substantially all of the Company’s leasing related revenue is denominated in U.S. dollars. As all of the Company’s containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, all of the Company’s long-lived assets are considered to be international with no single country of use.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2007 and 2006

(10)	Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if their effect is anti-dilutive.

The following table sets forth the reconciliation of basic and diluted net income per share for the Predecessor and Successor for the three and six-month periods ended June 30, 2007 and 2006 (in thousands, except per share data). In accordance with SFAS No. 128, Earnings per Share diluted net income per share takes into account the potential conversion of a convertible subordinated note payable and preferred stock purchased with cash to common stock using the “if-converted” method and the treasury stock method for stock options, and preferred shares purchased with notes and accounted for as stock options.

	Successor	Predecessor	Successor	Predecessor
	Three months ended June 30,		Six months ended June 30,

	2007	2006	2007	2006
Numerator:
Net income available to common shareholders	$4,106	$4,119	$2,146	$6,786
Accretion (decretion) of preferred stock	5	(488)	—	(976)
Interest expense (credit) on $37.5 million convertible note, net of tax	(139)	—	—	—

Net income used in calculation of diluted earnings per share	$3,972	$3,631	$2,146	$5,810

Denominator:
Weighted average shares used in the calculation of basic earnings per share	13,954	21,168	12,278	21,168
Effect of dilutive securities:
Convertible preferred stock prior to IPO	312	588	—	596
$37.5 million convertible note	2,870	—	—	—

Weighted average shares used in the calculation of diluted earnings per share	17,136	21,756	12,278	21,764

Net income per share:
Basic	$0.29	$0.19	$0.17	$0.32
Diluted	$0.23	$0.17	$0.17	$0.27

The calculation of diluted earnings per share for the six months ended June 30, 2007 excluded the add back of $5.6 million in accretion of preferred stock and $548,000 of net interest expense, net of tax, related to the convertible subordinated note in the numerator, and 4.5 million shares of common stock in the denominator because their effect would have been anti-dilutive. The three and six months ended June 30, 2007 excludes 546,000 stock options and 36,876 restricted shares in the denominator because their effect would also have been anti-dilutive.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited and unaudited consolidated financial statements and related notes thereto ,included in our Registration Statement on Form S-1 (SEC File No. 333-140496) filed with the U.S. Securities and Exchange Commission (“SEC”) on May 11, 2007, as such registration statement was declared effective on

May 15, 2007 . In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those contained in or implied by any forward-looking statements (Please see “Special Note Regarding Forward-Looking Statements” in the aforementioned Registration Statement on Form S-I filing). The factors that could cause or contribute to these differences include those discussed below and those discussed in the “Risk Factors” section that is also included in the aforementioned Registration Statement on Form S-1 filing.

Prior to October 1, 2006, we had two principal stockholders, each of whom beneficially owned 50.0% of our outstanding common stock. These stockholders were our Executive Chairman, Hiromitsu Ogawa, and Interpool. On October 1, 2006, we repurchased 10,584,000 shares, or 50.0% of our then-outstanding common stock held by Interpool. The repurchase resulted in an increase in the percentage of our outstanding common stock held by Mr. Ogawa from 50.0% to 100.0%. In connection with this transaction we have applied pushdown accounting in accordance with SAB No. 54 and accounted for the purchase as a step acquisition in accordance with SFAS No. 141. Due to the application of pushdown accounting and step acquisition accounting in our financial statements, our financial condition and results of operations after September 30, 2006 will not be comparable in some respects to our financial condition and results of operations reflected in our historical financial statements as of dates or for periods prior to October 1, 2006. The consolidated balance sheet and statement of income data in this prospectus prior to October 1, 2006, refer to the Predecessor company and this period is referred to as the pre-repurchase period, while the consolidated balance sheet and statement of income data on and subsequent to October 1, 2006 refer to the Successor company and the period is referred to as the post-repurchase period. A line has been drawn between the accompanying financial statements to distinguish between the pre-repurchase and post-repurchase periods.

The financial information included in this discussion and in our consolidated financial statements may not be indicative of our consolidated financial position, operating results, changes in equity and cash flows in the future, or what they would have been had our equity structure not changed during the periods presented.

Overview

We are one of the world’s leading container leasing and management companies. We believe that our share of the worldwide leased container fleet, as measured in twenty-foot equivalent units or TEUs, increased from approximately 4.3% as of mid-1998 to 6.3% as of mid-2006, representing the seventh largest fleet of leased containers in the world. We purchase new containers, lease them to container shipping lines and either retain them as part of our owned fleet or sell them to container investors for whom we then provide management services. In operating our fleet, we lease, re-lease and dispose of containers and contract for the repair, repositioning and storage of containers. The following table shows the composition of our fleet as of June 30, 2007 and 2006:

	As of June 30, 2007	As of June 30, 2006
	(unaudited)
Managed fleet in TEUs	514,120	459,497
Owned fleet in TEUs	175,325	165,254

Total	689,445	624,751

Percentage of on-lease fleet on long-term leases	70.7%	62.9%
Percentage of on-lease fleet on short-term leases	27.5	35.0
Percentage of on-lease fleet on finance leases	1.8	2.1

Total	100.0%	100.0%

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
	(unaudited)
Average fleet utilization rate for the period	93.7%	89.4%

Average fleet utilization reflects the average number of TEUs in our fleet on lease as a percentage of total TEUs available for lease. In calculating TEUs available for lease, we exclude units held for sale and units held at the manufacturer that we have purchased. The utilization rate for a period is calculated by averaging the utilization rates at the end of each calendar month during the period.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

The following table summarizes our operating results for the three months ended June 30, 2007 and 2006:

	Successor	Predecessor
	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Percent Change
	(in thousands) (unaudited)
Total revenue	$14,034	$13,953	0.6%
Operating expenses	5,527	7,028	(21.4)
Net income	4,111	3,631	13.2

Total revenue was $14.0 million for three months ended June 30, 2007, which was substantially unchanged from the total revenue reported for the three months ended June 30, 2006. During the three months ended June 30, 2007 compared to the three months ended June 30, 2006, revenue increases in container rental revenue and management fee revenue were offset by a decline in gain on sale of container portfolios. Net income increased $480,000, or 13.2%, to $4.1 million for three months ended June 30, 2007 from $3.6 million for the three months ended June 30, 2006. This $480,000 increase in net income was principally due to a $1.5 million, or 21.4%, decrease in operating expenses in the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 as a result of higher gains on disposition of used container equipment and settlement of lease obligations.

Revenue. The following table summarizes the changes in the components of our total revenue for the three months ended June 30, 2007 and 2006:

				As a Percent of Total Revenue
	Successor	Predecessor		Successor	Predecessor
	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Percent Change	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
	(in thousands) (unaudited)
Container rental revenue	$8,280	$7,549	9.7%	59.0%	54.1%
Management fee revenue	3,368	2,896	16.3	24.0	20.8
Gain on sale of container portfolios	2,096	3,188	(34.3)	14.9	22.8
Finance lease income	290	320	(9.4)	2.1	2.3

Total revenue	$14,034	$13,953	0.6	100.0%	100.0%

Container Rental Revenue. Container rental revenue increased $731,000, or 9.7%, to $8.3 million for the three months ended June 30, 2007 from $7.5 million for the three months ended June 30, 2006. The increase in container rental revenue was principally due to an increase in the average number of TEUs on lease in our owned fleet and an increase in average utilization during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. This was partly offset by a decline in short-term per diem rates.

Management Fee Revenue. Management fee revenue increased $472,000, or 16.3%, to $3.4 million for the three months ended June 30, 2007 as compared to $2.9 million for three months ended June 30, 2006. Management fee revenue increased primarily due to an increase in TEUs in our managed fleet and higher fees on sales of investor owned equipment during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.

Gain on Sale of Container Portfolios. Gain on sale of container portfolios decreased by $1.1 million, or 34.3%, to $2.1 million for three months ended June 30, 2007 from $3.2 million for the three months ended June 30, 2006. The decrease was primarily due to a lower average sales margin per TEU during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. The three months ended June 30, 2006 benefited by an unusually high sales margin per TEU while the sales margins per TEU during the three months ended June 30, 2007 were more in line with our historical experience.

Finance Lease Income. Finance lease income decreased $30,000, or 9.4%, to $290,000 for the three months ended June 30, 2007 from $320,000 for the three months ended June 30, 2006. This decrease was primarily due to reduction in the principal balance of existing direct finance leases and no additional direct finance leases recorded during the three months ended June 30, 2007.

Expenses. The following table summarizes changes in expenses for the three months ended June 30, 2007 and 2006:

	Successor	Predecessor
	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Percent Change
	(in thousands) (unaudited)
Depreciation of container rental equipment	$1,761	$3,128	(43.7)%
Amortization of intangible assets	309	—	NM
Impairment of container rental equipment	105	4	NM
Gain on disposition of used container equipment	(1,043)	(238)	NM
Gain on settlement of lease obligation	(694)	—	NM
Equipment rental expense	423	396	6.8
Storage, handling and other expenses	719	988	(27.2)
Marketing, general and administrative expenses	3,947	2,750	43.5

Total operating expenses	5,527	7,028	(21.4)
Interest expense	2,688	1,253	114.5
Gain on extinguishment of debt	(681)	—	NM
Interest income	(11)	(10)	10.0

Net interest expense	1,996	1,243	60.6
Income tax expense	2,400	2,051	17.0

Depreciation of Container Rental Equipment. Depreciation of container rental equipment decreased $1.3 million, or 43.7%, to $1.8 million for the three months ended June 30, 2007 from $3.1 million for the three months ended June 30, 2006. This decrease was primarily due to application of revised residual value estimates commencing on October 1, 2006 and the higher number of TEUs of owned containers sold to container investors during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.

We reassess residual values of our container equipment as market conditions warrant. Based on our expectation of prices for containers in the secondary market, we increased our estimated residual values of our owned fleet on October 1, 2006. The impact of this adjustment will be lower depreciation of our owned fleet in future periods. However, this decrease could be partially or totally offset by an increase in the size of our owned fleet in subsequent periods. If proceeds from dispositions of used containers are below our estimated residual values, we may report higher impairment charges on equipment designated for sale and/or lower gain on disposition of used container equipment in the future.

Amortization of Intangible Assets. We recorded amortization of intangible assets of $309,000 during the three months ended June 30, 2007 related to intangible assets we recognized in connection with our repurchase of Interpool’s 50% holding of our common shares. We had no intangible assets recorded on our balance sheet at June 30, 2006, and therefore, no amortization of intangible assets was recorded for the three months ended June 30, 2006.

Impairment of Container Rental Equipment. Impairment of container rental equipment increased $101,000 to $105,000 for the three months ended June 30, 2007 from $4,000 during the three months ended June 30, 2006. During the second quarter of 2007 there were 500 TEUs subject to impairment and during the three months ended June 30, 2006 there was minimal impairment taken on container rental equipment.

Our impairment expense represents the aggregate impairment of a large number of individual units, each of which has specific circumstances surrounding the decision to sell. We make impairment decisions for each container based upon the specific circumstances affecting that container. In most instances our decision to recognize impairment expense with respect to a container has resulted from our determination that a container needs to be repositioned from a location with low demand or that the container would need significant repairs, and in each case the cost would be in excess of the expected future cash flows from leasing the container.

Gain on Disposition of Used Container Equipment. Gain on disposition of used container equipment increased $805,000 to $1.0 million for the three months ended June 30, 2007 from $238,000 for the three months ended June 30, 2006 primarily due to selling more units at a higher average gain. Within the gain on disposition of used equipment is the inclusion of a previously unrecorded gain of $214,000 that relates to equipment sold in prior periods that we acquired in 2005 and 2006 as part of terminating some operating leases.

Gain on Settlement of Lease Obligation. During the three months ended June 30, 2007 the company recognized a gain as a result of settling liabilities related to lost, damaged or sold equipment that had been on operating leases with a lessor. The settlement amount related to the termination of the operating leases with the lessor. There was no such settlement during the three month period ended June 30, 2006. Included within the gain on settlement of lease obligation of $694,000 is the inclusion of gains totaling $153,000 that arose in prior periods but had not been previously recorded.

Equipment Rental Expense. Equipment rental expense was $423,000 and $396,000 for the three months ended June 30, 2007 and 2006, respectively. We have terminated most of our operating leases and expect to report lower equipment rental expense in future quarters. Some of the lower rental expense will be offset by higher interest and depreciation costs in future quarters.

Storage, Handling and Other Expenses. Storage, handling and other expenses decreased $269,000, or 27.2%, to $719,000 for the three months ended June 30, 2007 from $988,000 for the three months ended June 30, 2006. Storage, handling and other expenses declined during the three months ended June 30, 2007 due to higher utilization reported during the period as compared to the three months ended June 30, 2006. The low percentage of units off-hire is a result of strong container demand from shipping lines and our sale of older units into the secondary resale market that would otherwise been held in storage depots.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased by $1.2 million, or 43.5%, to $3.9 million for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. The higher marketing general and administrative expenses are primarily due to expenses related to cash and stock based incentive compensation. We expect marketing, general and administrative expenses in future quarters to be at amounts similar to the amount recorded during the three months ended June 30, 2007 as we incur additional costs related to operating as a public company as well as stock-based compensation expense associated with the grant of equity awards under our 2007 Equity Incentive Plan.

Net Interest Expense. Net interest expense for the three months ended June 30, 2007 was $2.0 million, an increase of $753,000, or 60.6%, from the three months ended June 30, 2006. The increase in interest expense is primarily due to the $77.5 million of incremental debt incurred in connection with the Interpool Transaction, which was repaid with the proceeds of the equity offering. During the three months ended June 30, 2007, net interest expense on debt was reduced by $681,000 as a result of a gain related to accrued interest on debt that was extinguished with the repayment of the Interpool subordinated note.

Income Tax Expense. Income tax expense increased $349,000, or 17.0%, to $2.4 million for the three months ended June 30, 2007 from $2.1 million for the three months ended June 30, 2006. The increase was primarily due to the 14.6% increase in pretax income for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. The effective tax rate was 36.9% for three months ended June 30, 2007 and 36.1% for the three months ended June 30, 2006.

Segment Information. The following table summarizes our results of operations for each of our business segments for the three months ended June 30, 2006 and 2007:

				As a Percent of Total Revenue
	Successor	Predecessor		Successor	Predecessor
	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Percent Change	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
	(in thousands) (unaudited)

Container Leasing
Total revenue	$8,570	$7,869	8.9%	61.1%	56.4%
Total operating expenses	2,310	5,403	(57.2)	16.5	38.7
Interest expense	2,007	1,253	60.2	14.3	9.0

Income before taxes attributable to segment	$4,253	$1,213	250.6	30.3%	8.7%

Container Management
Total revenue	$5,464	$6,084	(10.2)%	38.9%	43.6%
Total operating expenses	3,217	1,625	98.0	22.9	11.6

Income before taxes attributable to segment	$2,247	$4,459	(49.6)	16.0%	32.0%

Container Leasing. Total revenue from our container leasing segment increased $701,000, or 8.9%, to $8.6 million for the three months ended June 30, 2007 from $7.9 million during the three months ended June 30, 2006. The increase was primarily due to greater average number of TEUs on lease in our owned fleet and higher average utilization during the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

Total operating expenses for the container leasing segment decreased $3.1 million, or 57.2%, to $2.3 million for the three months ended June 30, 2007 from $5.4 million during the three months ended June 30, 2006. The decrease was primarily due to lower depreciation of container rental equipment, higher gain on disposition of used equipment and a gain related to the settlement of lease obligation.

Container Management. Total revenue from our container management segment for the three months ended June 30, 2007 decreased $620,000, or 10.2%, to $5.5 million from $6.1 million for the three months ended June 30, 2006. The decrease in revenue was primarily due to a 34.3% decrease in gain on sale of container portfolios to $2.1 million during the three months ended June 30, 2007 compared to $3.2 million during the three months ended June 30, 2006. Partially offsetting the decrease in gain on sale of container portfolios was a 16.3% increase in management revenue as a result of managing a larger average number of TEUs during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.

Total operating expenses for the container management segment increased $1.6 million for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 as a result of higher marketing, general and administrative expense and due to a higher allocation of those costs to the management segment.

Six months Ended June 30, 2007 Compared to Six months Ended June 30, 2006

The following table summarizes our operating results for the six months ended June 30, 2006 and 2007:

	Successor	Predecessor
	Six months Ended June 30, 2007	Six months Ended June 30, 2006	Percent Change
	(in thousands) (unaudited)
Total revenue	$28,547	$26,828	6.4%
Operating expenses	11,007	14,897	(26.1)
Net income	7,723	5,810	32.9

Total revenue of $28.5 million for six months ended June 30, 2007 was $1.7 million, or 6.4% higher than total revenue of $26.8 million for the six months ended June 30, 2006 due primarily to an increase in management fee revenue of $1.3 million and increase in container rental revenue of $549,000. Operating expenses for the six months ended June 30, 2007 decreased by $3.9 million, or 26.1%, compared to the same period in the prior year, primarily as a result of lower depreciation expense and higher gain on the disposition of used container equipment. Net income increased $1.9 million, or 32.9%, to $7.7 million for six months ended June 30, 2007 from $5.8 million for the six months ended June 30, 2006. The increase in revenue and the decrease in operating expenses more than offset the impact of higher interest expense (separately discussed below) and resulted in increased net income for the six-months ended June 30, 2007 as compared to the six months ended June 30, 2006.

Revenue. The following table summarizes the changes in the components of our total revenue for the six months ended June 30, 2007 and 2006:

				As a Percent of Total Revenue
	Successor	Predecessor	Percent Change	Successor	Predecessor
	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006		Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
	(in thousands) (unaudited)
Container rental revenue	$16,160	$15,611	3.5%	56.6%	58.2%
Management fee revenue	6,787	5,470	24.1	23.8	20.4
Gain on sale of container portfolios	4,991	5,120	(2.5)	17.5	19.1
Finance lease income	609	627	(2.9)	2.1	2.3

Total revenue	$28,547	$26,828	6.4	100.0%	100.0%

Container Rental Revenue. Container rental revenue increased $549,000, or 3.5%, to $16.2 million for the six months ended June 30, 2007 from $15.6 million for the six months ended June 30, 2006. The increase in container rental revenue was principally due to increases in the average number of TEUs on lease in our owned fleet and higher average fleet utilization of our owned containers during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. This was partly offset by a decline in short-term per diem rates.

Management Fee Revenue. Management fee revenue increased by $1.3 million, or 24.1% to $6.8 million for the six months ended June 30, 2007 as compared to $5.5 million for the six months ended June 30, 2006 primarily as a result of a higher number of managed containers on lease and higher fees earned on the sale of investor owned equipment.

Gain on Sale of Container Portfolios. Gain on sale of container portfolios decreased $129,000, or 2.5%, to $5.0 million for the six months ended June 30, 2007 from $5.1 million for the six months ended June 30, 2006. The decrease was primarily due to a lower average sales margin on sale per TEU during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

Finance Lease Income. Finance lease income decreased $18,000, or 2.9%, to $609,000 for the six months ended June 30, 2007 from $627,000 for the six months ended June 30, 2006. This decrease was primarily due to the reduction in the principal balance of direct finance leases during the current fiscal year compared to the same period in 2006.

Expenses. The following table summarizes changes in expenses for the six months ended June 30, 2007 and 2006:

	Successor	Predecessor
	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	Percent Change
	(in thousands) (unaudited)
Depreciation of container rental equipment	$3,451	$6,495	(46.9)%
Amortization of intangible assets	617	—	NM
Impairment of container rental equipment	224	241	(7.1)
Gain on disposition of used container equipment	(2,048)	(385)	NM
Gain on settlement of lease obligation	(694)	—	NM
Equipment rental expense	818	792	3.3
Storage, handling and other expenses	1,390	1,655	(16.0)
Marketing, general and administrative expenses	7,249	6,099	18.9

Total operating expenses	11,007	14,897	(26.1)
Interest expense	5,927	2,858	107.4
Gain on extinguishment of debt	(681)	—	NM
Interest income	(20)	(19)	5.3

Net interest expense	5,226	2,839	84.1
Income tax expense	4,591	3,282	39.9

Depreciation of Container Rental Equipment. Depreciation of container rental equipment decreased $3.0 million, or 46.9%, to $3.5 million for the six months ended June 30, 2007 from $6.5 million for the six months ended June 30, 2006. This decrease was primarily due to the application of revised residual value estimates commencing on October 1, 2006 and the higher number of TEUs of owned containers sold to investors during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

Amortization of Intangible Assets. We recorded amortization of intangible assets of $617,000 during the six months ended June 30, 2007 related to intangible assets we recognized in connection with the Interpool Transaction. We had no intangible assets recorded on our balance sheet at June 30, 2006, and therefore, no amortization of intangible assets was recorded for the six months ended June 30, 2006.

Impairment of Container Rental Equipment. Impairment of container rental equipment decreased $17,000, or 7.1%, to $224,000 for the six months ended June 30, 2007 from $241,000 during the six months ended June 30, 2006. The lower impairment expense is partly due to higher assumed resale values during the six months ended June 30, 2007 as compared to the same period in 2006. We increased our assumed resale values due to the higher resale values attained during the six months ended June 30, 2007.

Gain on Disposition of Used Container Equipment. Gain on disposition of used container equipment increased $1.7 million to $2.0 million for the six months ended June 30, 2007 from $385,000 for the comparable period in 2006 as a result of selling more units at a higher average gain. Within the gain on disposition of used equipment of $2.0 million is the inclusion of a previously unrecorded gain of $214,000 that relates to equipment sold in prior periods that we acquired in 2005 and 2006 as part of terminating some operating leases.

Gain on Settlement of Lease Obligation. During the six months ended June 30, 2007 the company recognized a gain as a result of settling liabilities related to lost, damaged or sold equipment that had been on operating leases with a lessor. The settlement amount related to the termination of the operating leases with the lessor. There was no such settlement during the six month period ended June 30, 2006. Included within the gain on settlement of lease obligation of $694,000 is the inclusion of gains totaling $153,000 that arose in prior periods but had not been previously recorded.

Equipment Rental Expense. Equipment rental expense was $818,000 and $792,000 for the six months ended June 30, 2007 and 2006, respectively. We have terminated most of our operating leases and expect to report lower equipment rental expense in future quarters. Some of the lower rental expense will be offset by higher interest and depreciation costs in future quarters.

Storage, Handling and Other Expenses. Storage, handling and other expenses decreased $265,000, or 16.0%, to $1.4 million for the six months ended June 30, 2007 from $1.7 million for the six months ended June 30, 2006. The reduction in expense is due primarily to higher utilization of containers thereby reducing storage costs and other related costs.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased $1.2 million or 18.9%, to $7.2 million for the six months ended June 30, 2007 as compared to $6.1 million for the six months ended June 30, 2006. The increase is due primarily to higher salaries and bonuses paid to new and existing employees. We expect marketing, general and administrative expenses to be higher in the future as we incur additional costs related to operating as a public company as well as stock-based compensation expense associated with the grant of equity awards under our 2007 Equity Incentive Plan.

Net Interest Expense. Net interest expense for the six months ended June 30, 2007 was $5.2 million, an increase of $2.4 million, or 84.1%, from the six months ended June 30, 2006. The increase in interest expense is primarily due to the $77.5 million of incremental debt incurred in connection with the Interpool Transaction, which was subsequently paid off from the proceeds of our IPO in May 2007. During the six months ended June 30, 2007, net interest expense was reduced by $681,000 as a result of a gain related to accrued interest that was extinguished with the repayment of the Interpool subordinated note.

Income Tax Expense. Income tax expense increased $1,309,000, or 39.9%, to $4.6 million for the six months ended June 30, 2007 from $3.3 million for the six months ended June 30, 2006. The increase was primarily due to the 35.4% increase in pretax income for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The effective tax rate was 37.3% for the six months ended June 30, 2007 and 36.1% for the six months ended June 30, 2006.

Segment Information. The following table summarizes our results of operations for each of our business segments for the six months ended June 30, 2007 and 2006:

				As a Percent of Total Revenue
	Successor	Predecessor		Successor	Predecessor
	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	Percent Change	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
	(in thousands) (unaudited)
Container Leasing
Total revenue	$16,769	$16,238	3.3%	58.7%	60.5%
Total operating expenses	5,250	10,801	(51.4)	18.4	40.3
Interest expense	5,246	2,858	83.6	18.3	10.6

Income before taxes attributable to segment	$6,273	$2,579	143.2	22.0%	9.6%

Container Management
Total revenue	$11,778	$10,590	11.2%	41.3%	39.5%
Total operating expenses	5,757	4,096	40.6	20.2	15.3

Income before taxes attributable to segment	$6,021	$6,494	(7.3)	21.1%	24.2%

Container Leasing. Total revenue from our container leasing segment increased $531,000, or 3.3%, to $16.8 million for the six months ended June 30, 2007 from $16.2 million during the six months ended June 30, 2006. The increase was primarily due to a higher average number of TEUs in our owned fleet and higher average utilization rate during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

Total operating expenses for the container leasing segment decreased $5.6 million, or 51.4%, to $5.3 million for the six months ended June 30, 2007 from $10.8 million during the six months ended June 30, 2006. The decrease was primarily due to lower depreciation of container rental equipment which resulted primarily from the change in our residual estimates and from the sale of container portfolios to container investor as described above.

Container Management. Total revenue from our container management segment for the six months ended June 30, 2007 increased $1.2 million, or 11.2%, to $11.8 million from $10.6 million for the six months ended June 30, 2006. The increase in revenue was primarily due to the $1.3 million increase in management fee revenue driven by the higher TEU’s of managed containers on lease. This was partly offset by the decline in the gain on sale of container portfolios.

Total operating expenses for the container management segment for the six months ended June 30, 2007 increased by 40.6% to $5.8 million from $4.1 million during the same period in 2006. The increase is primarily due to higher marketing, general and administrative expense resulting from higher allocation of those costs to the management segment.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash flows from operations, sales of container portfolios and borrowings under our senior secured credit facility. We believe that cash flow from operations, future sales of container portfolios and borrowing availability under our senior secured credit facility are sufficient to meet our liquidity needs for at least the next 12 months.

We have typically funded a significant portion of the purchase price for new containers through borrowings under our senior secured credit facility. However, from time to time we have funded new container acquisitions through the use of working capital. We intend to primarily use our senior secured credit facility to fund the purchase of new containers in the future. We have typically used the proceeds from sales of portfolios of containers to container investors to repay our senior secured credit facility. As we expand our owned fleet, our senior secured credit facility balance will be higher, which will result in higher interest expense and may reduce our ability to finance additional purchases of new containers.

In addition to customary events of default, our senior secured credit facility contains financial covenants that require us to maintain certain ratios in our financial statements. At June 30, 2007, we were in compliance with the financial covenants in our senior secured credit facility.

Cash Flow

The following table sets forth certain cash flow information for the six months ended June 30, 2007 and 2006:

	Successor	Predecessor
	Six Months Ended June 30,
	2007	2006
	(in thousands) (unaudited)

Net income	$7,723	$5,810
Adjustments to income	(15,355)	2,114

Net cash (used in) provided by operating activities	(7,632)	7,924

Net cash (used in) provided by investing activities	(21,215)	27,918

Net cash provided by (used in) financing activities	18,017	(21,839)

Effect on cash of foreign currency translation	7	82

Net (decrease) increase in cash	(10,823)	14,085

Cash at beginning of period	20,359	7,573

Cash at end of period	$9,536	$21,658

Operating Activities Cash Flows

Net cash used in operating activities was $7.6 million for the six months ended June 30, 2007, compared to $7.9 million provided by operating activities for the six months ended June 30, 2006. The change in net cash from operating activities during the six months ended June 30, 2007, as compared to the six months ended June 30, 2006, was primarily due to a reduction of $10.9 million in accrued expenses and other current liabilities attributable to: (a) the payment in March 2007 of estimated federal and state income taxes totaling $9.5 million related to the year ended December 31, 2006 and (b) a reduction in accrued liabilities to lessors. We fully utilized our suspended passive activity losses during the year ended December 31, 2006. As a result, we expect to pay federal and state income taxes if we continue to be profitable. During the six months ended June 30, 2007 our depreciation expense was $3.0 million lower than the same period last year as a result of the increase in estimated residual values of our owned fleet. In addition, we had higher gain on sale of used container equipment during the six months ended June 30, 2007 than in the six months ended June 30, 2006.

Investing Activities Cash Flows

Net cash used in investing activities was $21.2 million for the six months ended June 30, 2007 compared to net cash provided by investing activities of $27.9 million for the six months ended June 30, 2006. The net cash usage during the six months ended June 30, 2007 resulted primarily from purchases of containers totaling $77.2 million compared to $19.6 million during the same period in 2006. The purchase of containers during the first half of 2006 was partly offset by the net proceeds from the sale of container portfolios of $46.1 million and net proceeds of $8.1 million from the disposition of used container equipment. The net cash provided by investing activities for the six months ended June 30, 2006 was derived primarily from the sales of container portfolios and used container equipment of $40.1 million and $5.4 million, respectively, partly offset by purchases of containers of $19.6 million. The Company plans to continue investing in new container equipment during the rest of 2007.

Financing Activities Cash Flows

Net cash provided by financing activities amounted to $18.0 million for the six months ended June 30, 2007 compared to $21.8 million used in financing activities for the six months ended June 30, 2006. For the six months ended June 30, 2007, cash provided by financing activities primarily includes $78.1 million from the issuance of common stock and $51.0 million from bank borrowing. Cash used in financing activities includes payment of bank debts totaling $73.7 million and payment the $37.5 million subordinated note payable to Interpool.

We completed an initial public offering (“IPO”) of our common stock at $15.00 per share on May 16, 2007, and listed our common stock on the New York Stock exchange under the symbol “CAP”. We sold 5.8 million shares of common stock and generated net proceeds of approximately $78.1 million, after deducting underwriting discounts and other offering expenses. We used part of the net proceeds from the IPO to pay the $37.5 million convertible subordinated note payable to Interpool and our $17.5 million term loan outstanding under our secured senior credit facility. We used the remaining $23.1 million to pay a portion of the amount outstanding under our revolving line of credit under our secured senior credit facility with a consortium of banks. Simultaneously on May 16, 2007, we also collected the $1.2 million of principal and interest due on the promissory notes issued by two of our officers for the convertible preferred stocks issued in 1998 and converted the preferred shares into common shares of stock. We received net proceed of $397,000 from this settlement after deducting $804,000 of accumulated dividends on the preferred stock.

Net cash used in financing activities for the six months ended June 30, 2006 includes bank debt payments totaling $26.0 million and principal payments totaling of $13.4 million on the prior subordinated note payable to Interpool, partly offset by $18.0 million proceeds from bank borrowing.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments by due date as of June 30, 2007:

	Payments Due by Period
	Total	1 year	1-2 years	2-3 years	3-4 years	4-5 years	>5 years
Total debt obligations:
Senior secured credit facility	$93,090	$—	$—	$—	$93,090	$—	$—
Interest expense (1)	21,420	6,591	6,591	6,591	1,648	—	—
Operating lease obligation	257	257	—	—	—	—	—
Purchase obligations payable	26,679	26,679	—	—	—	—	—
Rent, office facilities and equipment	2,639	953	810	657	219	—	—
Capital lease obligations	207	207	—	—	—	—	—
Container purchases commitments	37,129	37,129	—	—	—	—	—

Total contractual obligations	$181,421	$71,816	$7,401	$7,248	$94,957	$—	$—

(1)

Interest expense assumes that the interest rate of 7.08% at June 30, 2007 on the revolving line of credit under our senior secured credit facility, respectively, prevails over the future periods. This interest rate will vary over time based upon fluctuations in the underlying indexes upon which this interest rates is based.

Our senior secured credit facility provides for a maximum total commitment amount of up to $190.0 million, consisting of a $20.0 million term loan facility and a $170.0 million revolving line of credit. Loans under the senior secured credit facility bear interest at variable rates based on the Eurodollar rate or a base rate described in our senior secured facility plus a margin that changes depending on certain financial criteria. In addition, there is a commitment fee on the unused amount of the total commitment which is payable quarterly in arrears. The senior secured credit facility provides that swing line loans (up to $10.0 million in the aggregate) and standby letters of credit (up to $15.0 million in the aggregate) will be available to us. These sub-limits are part of, and not in addition to, the total commitment of $170.0 million under the revolving line of credit. At June 30, 2007, there was a balance of $93.1 million on the revolving line of credit and the term loan under our senior secured credit facility was paid off. The revolving line of credit and the term loan facility terminate on September 30, 2010.

We paid off our $37.5 million subordinated convertible note payable to Interpool on May 21, 2007 from the proceeds of our IPO. The note was originally due on October 30, 2010. The payment extinguished our interest obligation on the note which would have averaged 11.46% during its life. We recognized a gain of $681,000 on the extinguishment of this debt. This gain represents the difference between the interest actually paid on the note and the average interest expense calculated on a straight-line basis over the life of the note previously recorded from October 1, 2006 through May 21, 2007.

Off-Balance Sheet Arrangements

At June 30, 2007, we had no off-balance sheet arrangements or obligations. An off-balance sheet arrangement includes any contractual obligation, agreement or transaction arrangement involving an unconsolidated entity under which we would have: (1) retained a contingent interest in transferred assets; (2) an obligation under derivative instruments classified as equity; (3) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing, hedging or research and development services with us; or (4) made guarantees.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the disclosures made in amendment No. 4 to Form S-1 Registration Statement (File No.333-140496) filed with the Securities and Exchange Commission on May 11, 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This statement retains the exchange price notion in earlier definitions of fair value. SFAS No. 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. Therefore, the definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS No. 157 is effective for financial statements issued for years beginning after November 15, 2007, and interim periods within those years with earlier application encouraged. We do not expect the adoption of SFAS No. 157 to have a material effect on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). Under this pronouncement, companies may elect to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. However, SFAS No. 159 specifically includes financial assets and financial liabilities recognized under leases (as defined in SFAS No. 13, Accounting for Leases), as among those not eligible for the fair value measurement option except contingent obligations for cancelled leases and guarantees of third-party lease obligations. This statement is effective for fiscal years that begin after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material effect on our consolidated financial position or results of operations.

ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in foreign exchange rates and interest rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Foreign Exchange Rate Risk. Although we have significant foreign-based operations, the U.S. dollar is our primary operating currency. Thus, substantially all of our revenue and expenses are denominated in U.S. dollars. Foreign exchange fluctuations did not materially impact our financial results for the six months ended June 30, 2007 and 2006.

Interest Rate Risk. The nature of our business exposes us to market risk arising from changes in interest rates to which our variable-rate debt is linked. During the six months ended June 30, 2007 and 2006 we did not utilize interest rate swap agreements or other hedging agreements to manage the market risk associated with fluctuations in interest rates.

As of June 30, 2007 the principal amount of debt outstanding under variable-rate arrangements was $93.1 million. A 1.0% increase or decrease in underlying interest rates will increase or decrease interest expense by approximately $930,000 annually assuming debt remains constant at June 30, 2007 levels. We have no debt outstanding under fixed-rate arrangement as of June 30, 2007.

Credit Risk

We maintain detailed credit records about the container lessees for our total fleet. Our credit policy sets different maximum exposure limits for our container lessees. Credit criteria may include, but are not limited to, container lessee trade route, country, social and political climate, assessments of net worth, asset ownership, bank and trade credit references, credit bureau reports, including those from Dynamar, operational history and financial strength. We monitor container lessees’ performance and lease exposures on an ongoing basis, and our credit management processes are aided by the long payment experience we have with most of the container lessees for our total fleet and our broad network of long- standing relationships in the shipping industry that provide current information about the container lessees for our total fleet. In managing this risk we also make an allowance for doubtful accounts. The allowance for doubtful accounts is developed based on two key components: (1) specific reserves for receivables which are impaired for which management believes full collection is doubtful; and (2) a general reserve for estimated losses inherent in the receivables. The general reserve is estimated by applying certain percentage ranging from 1.0% on accounts that are one to thirty days overdue, to 100% on accounts that are one year overdue. An allowance of $851,000 has been established against non-performing receivables as of June 30, 2007. For the six months ended June 30, 2007, receivable write-offs, net of recoveries, totaled $214,000.

The credit risk on accounts receivable related to the containers we manage is the responsibility of the container investors. We hold back a percentage of lease payments relating to managed containers to be applied against future lessee defaults. However we do not record an allowance for doubtful accounts related to those accounts receivable. Under our management agreements, if we are unable to ultimately collect any amount due from a managed container lessee, the container investors are obligated to reimburse us for any amounts we have previously paid to them in advance of receiving the amount from the container lessee. We typically pay container investors the amounts due to them under the leases we manage within 60 days after invoicing lessees. Accordingly, we have credit risk exposure on amounts that we have paid to container investors in advance of receiving the funds from the lessees. Although our container investors are obligated under the terms of our management agreements to reimburse us for amounts advanced that are subsequently not collected from the managed container lessees, we bear the credit risk if the container investor cannot reimburse us, and if one or more of our managed container lessees will become insolvent or otherwise be unable to pay us the amounts due under the lease. We receive all funds from our managed container lessees directly and if we determine that a payment due from a container lessee is not collectible, we deduct that amount from future payments to the relevant container investors to the extent that amount exceeds amounts we have previously held back. We monitor our managed fleet credit risk exposure to managed container lessees and cease making payments to container investors with respect to containers leased to a lessee that we have determined is unlikely to make payment under the lease.

ITEM 4.	CONTROLS AND PROCEDURES.

Based upon the required evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), our President and Chief Executive Officer and our Vice President and Chief Financial Officer concluded that as of June 30, 2007 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time we may be a party to litigation matters or disputes arising in the ordinary course of business, including in connection with enforcing our rights under our leases. Currently, we are not a party to any legal proceedings which are material to our business, financial condition or results of operations.

ITEM 1A.	RISK FACTORS.

Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones facing our company. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this 10-Q filing. For a complete listing of our risk factors, refer to our Registration Statement on Form S-1 (SEC File No. 333-140496) filed with the SEC on May 11, 2007, as such registration statement was declared effective by SEC on May 15, 2007.

Our stock price has been volatile and could continue to remain volatile.

The trading price of our common stock may be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, new services by us or our competitors, general conditions in the shipping industry and the shipping container sales and leasing markets, changes in earnings estimates by analysts, or other events or factors. In addition, the public stock markets have experienced extreme price and trading volume volatility in recent months. The broad market fluctuations may adversely affect the market price of our common stock. Since the initial public offering of our stock at $15.00 per share on May 16, 2007 to June 30, 2007, our stock price has fluctuated between a high closing price of $15.05 on May 29, 2007 and a low closing price of $13.02 on June 28, 2007.

ITEM 6.	EXHIBITS.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CAI INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAI International, Inc. (Registrant)

August 9, 2007	/s/:	MASAAKI (JOHN) NISHIBORI
Masaaki (John) Nishibori
President and Chief Executive Officer
(Principal Executive Officer)

August 9, 2007	/s/:	VICTOR M. GARCIA
Victor M. Garcia
Chief Financial Officer
(Principal Financial and Accounting Officer)