Form 10-Q
period 2007-09-30
CAI International, Inc.
filed 2007-11-09
CIK 1388430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2007

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

As of October 31, 2007, there were 17,144,977 shares of the Registrant’s common stock, $.0001 par value outstanding.

CAI INTERNATIONAL, INC.

INDEX

		Page No.
Part I — Financial Information		3

Item 1.	Financial Statements (unaudited)	3

	Consolidated Balance Sheets at September 30, 2007 and December 31, 2006	4

	Consolidated Statements of Income for the three and nine months ended September 30, 2007 (Successor) and 2006 (Predecessor)	5

	Consolidated Statements of Cumulative Redeemable Convertible Preferred Stock and Stockholders’ Equity for the nine months ended September 30, 2007 (Successor) and 2006 (Predecessor)	6

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 (Successor) and 2006 (Predecessor)	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	30

Part II — Other Information		30

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 6.	Exhibits	30

Signature		31

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

CAI International, Inc.

Consolidated Balance Sheets

(In thousands, except share information)

(UNAUDITED)

	September 30, 2007	December 31, 2006
ASSETS
Cash	$13,051	$20,359
Accounts receivable (owned fleet), net of allowance for doubtful accounts of $900 and $1,045 at September 30, 2007 and December 31, 2006, respectively	11,995	7,731
Accounts receivable (managed fleet)	24,296	24,061
Related party receivables	—	128
Current portion of direct finance leases	3,384	2,248
Deposits, prepayments and other assets	4,680	4,077
Deferred tax assets	963	915

Total current assets	58,369	59,519
Container rental equipment, net of accumulated depreciation of $87,628 and $93,633 at September 30, 2007 and December 31, 2006, respectively	223,793	161,353
Net investment in direct finance leases	3,022	4,329
Furniture, fixtures and equipment, net of accumulated depreciation of $395 and $290 at September 30, 2007 and December 31, 2006 , respectively	445	459
Intangible assets, net of accumulated amortization of $1,235 and $307 at September 30, 2007 and December 31, 2006, respectively	6,286	7,093
Goodwill	50,247	50,247

Total assets	$342,162	$283,000

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,958	$3,585
Accrued expenses and other current liabilities	5,921	15,276
Due to container investors	21,215	21,650
Unearned revenue	731	740
Current portion of long-term debt	—	5,000
Current portion of capital lease obligation	120	525
Rental equipment payable	36,708	30,788

Total current liabilities	67,653	77,564
Revolving credit facility	127,500	97,000
Term loan	—	13,750
Subordinated convertible note payable	—	37,500
Deferred income tax liability	22,178	24,500
Capital lease obligation	—	31

Total liabilities	217,331	250,345

Cumulative redeemable convertible preferred stock:
Series A 10.5% cumulative redeemable convertible preferred stock, no par value. Aggregate liquidation value of zero at September 30, 2007 and $1,531 at December 31, 2006.
Authorized 1,113,840 shares; issued and outstanding, zero at September 30, 2007 and 724,920 shares at December 31, 2006	—	6,072
Note receivable on preferred stock	—	(1,172)

Total cumulative redeemable convertible preferred stock	—	4,900

Stockholders’ equity:
Common stock, no par value; authorized 84,000,000 shares; issued and outstanding, zero at September 30, 2007, 10,584,000 shares at December 31, 2006	—	1,260
Common stock, par value $.0001 per share ; authorized 84,000,000 shares; issued and outstanding, 17,144,977 shares at September 30, 2007, zero at December 31, 2006	2	—
Additional paid-in capital	90,691	—
Accumulated other comprehensive income	191	95
Retained earnings	33,947	26,400

Total stockholders’ equity	124,831	27,755

Total liabilities and stockholders’ equity	$342,162	$283,000

See accompanying notes to unaudited consolidated financial statements.

CAI International, Inc.

Consolidated Statements of Income

(in thousands, except per share data)

(UNAUDITED)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Container rental revenue	$10,148	$8,617	$26,308	$24,228
Management fee revenue	3,093	3,060	9,880	8,530
Gain on sale of container portfolios	3,955	3,245	8,946	8,365
Finance lease income	259	300	868	927

Total revenue	17,455	15,222	46,002	42,050

Operating expenses:
Depreciation of container rental equipment	2,315	3,158	5,766	9,653
Amortization of intangible assets	311	—	928	—
Impairment of container rental equipment	66	29	290	270
Gain on disposition of used container equipment	(1,277)	(419)	(3,325)	(804)
Gain on settlement of lease obligation	—	—	(694)	—
Equipment rental expense	77	395	895	1,187
Storage, handling and other expenses	897	756	2,287	2,411
Marketing, general and administrative expense	4,460	2,868	11,709	8,967

Total operating expenses	6,849	6,787	17,856	21,684

Operating income	10,606	8,435	28,146	20,366

Interest expense	2,095	1,325	8,022	4,183
Gain on extinguishment of debt	—	—	(681)	—
Interest income	(6)	(18)	(26)	(37)

Net interest expense	2,089	1,307	7,315	4,146

Income before income taxes	8,517	7,128	20,831	16,220
Income tax expense	3,116	2,574	7,707	5,856

Net income	5,401	4,554	13,124	10,364
Decretion/(accretion) of preferred stock	—	488	(5,577)	1,464

Net income available to common shareholders	$5,401	$5,042	$7,547	$11,828

Net income per share:
Basic	$0.32	$0.24	$0.54	$0.56
Diluted	$0.32	$0.21	$0.49	$0.48
Weighted average shares outstanding :
Basic	17,109	21,168	13,906	21,168
Diluted	17,110	21,735	16,535	21,735

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CUMULATIVE REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2007 and 2006

(In thousands)

	Cumulative redeemable convertible preferred stock			Common stock		Additional Paid-In Capital Amount	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount	Note receivable on preferred stock	Shares	Amount
Predecessor
Balances as of December 31, 2005	725	$7,465	$(1,107)	21,168	$2,520	$—	$30,519	$(44)	$32,995
Net income	—	—	—	—	—	—	10,364	—	10,364
Foreign currency translation adjustment	—	—	—	—	—	—	—	(4)	(4)

Comprehensive income									10,360

Decretion of preferred stock	—	(1,415)	(49)	—	—	—	1,464	—	1,464

Balances as of September 30, 2006	725	$6,050	$(1,156)	21,168	$2,520	$—	$42,347	$(48)	$44,819

Successor
Balances as of December 31, 2006	725	$6,072	$(1,172)	10,584	$1,260	$—	$26,400	$95	$27,755
Net income	—	—	—	—	—	—	13,124	—	13,124
Foreign currency translation adjustment	—	—	—	—	—	—	—	96	96

Comprehensive income									13,220

Accretion of preferred stock	—	5,606	(29)	—	—	—	(5,577)	—	(5,577)
Conversion of preferred stock to common stock	(725)	(11,678)	—	725	—	11,678	—	—	11,678
Payment of dividend on preferred stock	—	—	—	—	—	(804)	—	—	(804)
Conversion of pre-IPO common stock from no par to par value common stock	—	—	—	—	(1,260)	1,260	—	—	—
Common stock issued at IPO, net of underwriting discount and offering expenses	—	—	—	5,800	2	78,115	—	—	78,117
Stock compensation expense	—	—	—	36	—	442	—	—	442
Collection of note receivable on preferred stock	—	—	1,201	—	—	—	—	—	—

Balances as of September 30, 2007	—	$—	$—	17,145	$2	$90,691	$33,947	$191	$124,831

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

(UNAUDITED)

	Successor	Predecessor
	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$13,124	$10,364
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	5,866	9,728
Amortization of debt issuance costs	483	321
Amortization of intangible assets	928	—
Impairment of container rental equipment	290	270
Stock-based compensation expense	442	—
Gain on sale of container portfolios	(8,946)	(8,365)
Gain on disposition of used container equipment	(3,325)	(804)
Deferred income taxes	(2,370)	405
Allowance for doubtful accounts	(44)	383
Gain on extinguishment of debt	(681)	—
Gain on settlement of lease obligation	(694)	—
Changes in other operating assets and liabilities:
Accounts receivable	(4,455)	(5,478)
Related party accounts receivable	128	24
Deposits, prepayments and other assets	(427)	(582)
Accounts payable, accrued expenses and other current liabilities	(8,607)	4,928
Due to container investors	(435)	6,645
Unearned revenue	(9)	28
Amounts due to affiliate	—	(5,314)
Other liabilities	—	183

Net cash (used in) provided by operating activities	(8,732)	12,736

Cash flows from investing activities:
Purchase of containers	(150,007)	(89,366)
Net proceeds from sale of container portfolios	83,332	67,912
Net proceeds from disposition of used container equipment	13,708	8,683
Purchase of furniture, fixtures and equipment	(86)	(120)
Receipt of principal payments from direct financing leases	2,833	2,959

Net cash used in investing activities	(50,220)	(9,932)

Cash flows from financing activities:
Proceeds from issuance of common stock	78,117	—
Collection of note receivable on preferred stock	1,201	—
Payment of dividend on preferred stock	(804)	—
Proceeds from bank debt	101,000	124,890
Principal payments on capital lease	(436)	—
Principal payments made on bank debt	(89,250)	(116,000)
Principal payments made on subordinated note payable	(37,500)	(13,798)
Debt issuance costs	(780)	(1,196)

Net cash provided by (used in) financing activities	51,548	(6,104)

Effect on cash of foreign currency translation	96	(4)

Net decrease in cash	(7,308)	(3,304)
Cash at beginning of the period	20,359	7,573

Cash at end of the period	$13,051	$4,269

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$17,706	$44
Interest	8,696	4,668
Supplemental disclosure of non-cash investing and financing activity:
Conversion of preferred stock to common stock	10,874	—
Transfer of container rental equipment to direct finance lease	2,662	3,061

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006

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

On January 4, 2007, the Company invested approximately $400,000 in cash for an 80% equity interest in CAIJ Inc., an entity incorporated in Japan to facilitate the structuring and arrangement of container fund investments in Japan.

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

On September 12, 2007, the Company formed Container Applications Limited, a wholly owned subsidiary in Barbados, to facilitate the Company’s international leasing and related business operations.

The Company’s corporate headquarters are located in San Francisco, California.

(2)	Summary of Significant Accounting Policies

(a) Basis of Accounting and Principles of Consolidation

The Company utilizes the accrual method of accounting.

The consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries: Container Applications International Corporation, Container Applications International (U.K.) Ltd., Sky Container Trading, Ltd., Sky Domestic Container Leasing, Ltd., Sky Container Trading, LLC, Container Applications (Malaysia) SDN BHD, Container Applications Limited, and our 80% owned subsidiary, CAIJ Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position as of September 30, 2007 and December 31, 2006, the results of operations for the three and nine-month periods ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006. The results of operations and cash flows for the periods presented are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2007.

Prior to October 1, 2006, the Company had two principal stockholders, each of whom beneficially owned 50.0% of the Company’s outstanding common stock. These stockholders were the Company’s founder and then Chief Executive Officer (now Executive Chairman), Hiromitsu Ogawa and Interpool Inc. (Interpool). On October 1, 2006, the Company repurchased 10,584,000 shares, or 50.0% of its outstanding common stock, held by Interpool for $77.5 million. The Company paid Interpool $40.0 million in cash and issued a convertible subordinated promissory note for the $37.5 million balance. The repurchase resulted in an increase in the percentage of common stock held by Mr. Ogawa, from 50.0% to 100.0%. In connection with the Interpool Transaction the Company applied pushdown accounting in accordance with Staff Accounting Bulletin No. 54 (SAB No. 54) and accounted for the purchase as a step acquisition in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141). Accordingly, the Company valued its assets and liabilities as of October 1, 2006 and recognized goodwill of $50.2 million and intangible assets of $7.4 million as a result of such valuation (see Note 3). Due to the application of pushdown accounting and step acquisition accounting in the Company’s financial statements, the Company’s financial condition and results of operations after October 1, 2006 will not be comparable in some respects to the Company’s financial condition and results of operations reflected in the Company’s historical financial statements as of dates or for periods ended prior to October 1, 2006. The financial statements prior to October 1, 2006 presented herein which include the consolidated statements of income and cash flows for the periods ended September 30, 2006 relate to the Predecessor company and this period is referred to as the pre-repurchase period. The financial statements on and subsequent to October 1, 2006 presented herein, which include the consolidated balance sheet at December 31, 2006 and consolidated statements of income for the three and nine-month periods ended September 30, 2007 and cash flows for the nine-month period ended September 30, 2007 relate to the Successor company and the period is referred to as the post-repurchase period. A black line has been drawn between the accompanying financial statements to distinguish between the pre-repurchase and post-repurchase periods.

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

(c) Container Rental Equipment

Prior to October 1, 2006, the Company depreciated its new dry van container rental equipment over an estimated useful life of 12.5 years (using the straight-line method) to fixed residual values of $645 for 20’, $795 for 40’ and $805 for 40’ high cubes. For the period starting October 1, 2006 and thereafter, the Company revised its estimate of residual values to $850 for 20’, $950 for 40’ and $1,000 for 40’ high cubes. The change in residual values was a primary reason for the reduction of $843,000 and $3.9 million in the Company’s depreciation expense for the three and nine months ended September 30, 2007, respectively, compared to the same periods in the prior year. The estimated life of new dry van containers remained unchanged at 12.5 years. Used containers are depreciated over the number of years remaining from their normal useful life of 12.5 years but no less than two years. Used containers that are over 12.5 years of age at the time of purchase are depreciated over two years. No depreciation is recorded on used containers that are purchased at or below their residual values.

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

Impairment losses are included in operating expenses and reported under the container leasing segment of the Company (see Note 10). For the quarters ended September 30, 2007 and 2006, the Company recorded impairment losses of $66,000 and $29,000, respectively, on container rental equipment identified for sale. Impairment losses for the nine months ended September 30, 2007 and 2006 were $290,000 and $270,000, respectively.

(e) Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired in a business combination accounted for using the purchase method. Goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. On October 1, 2006, the Company recorded goodwill of $50.2 million and intangible assets of $7.4 million resulting from the application of push down accounting under SFAS No. 141 in connection with the Company’s repurchase of its common shares of stock held by Interpool (see Note 3). The purchase price for the incremental ownership the Company acquired from Interpool was based on forecasts and assumptions made on future cash flows. Management has determined that the Company is comprised of two reporting units, container leasing and container management, and has allocated $13.8 million and $36.4 million of goodwill, respectively, to each segment. The allocation of the purchase price is based on the expected future cash flow contribution of each segment and goodwill for each reporting unit was determined as the difference between the allocated purchase price and the fair value of the net assets of each reporting unit. Intangible assets allocated to the container leasing and container management reporting units, net of accumulated amortization, are $2.1 million and $4.2 million, respectively, as of September 30, 2007. Intangible assets have been allocated either directly to the relevant unit or on the expected future cash flow contribution of each segment.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 requires that the Company recognize in the financial statements the impact of a tax position, if that position is more likely than not being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. On January 1, 2007, the Company adopted FIN 48. The implementation of FIN 48 neither resulted in additional tax expense for the three and nine months ended September 30, 2007 nor did it result in a cumulative adjustment to retained earnings.

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

As described above, the Company periodically sells containers to container investors which are generally managed by the Company in return for a management fee. A gain is calculated as the excess of sales proceeds over the net book value of the containers sold. The proceeds from sale of these container portfolios were $37.2 million and $83.3 million for the three and nine months ended September 30, 2007, respectively and $27.8 million and $67.9 million for the three and nine months ended September 30, 2006, respectively.

(h) Stock-Based Compensation

SFAS No. 123(R) Share Based Payment, establishes financial accounting and reporting standards for grants issued after the Statement’s effective date under stock-based employee compensation plans. SFAS No. 123(R) requires all entities to adopt a fair-value-based method of accounting for stock-based compensation plans in which compensation cost is measured at the date the award is granted based on the value of the award and is recognized over the employee service period. The effective date for the Company was January 1, 2006. Between adoption and the day prior to the Company’s IPO, no stock-based awards were granted nor did any previously granted awards vest and, consequently, no stock based compensation expense was recognized during that period. The Company subsequently granted awards and has recognized stock compensation expense in subsequent periods. See Note 7.

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

We adopted FSP AUG AIR-1 effective January 1, 2007. Accordingly, we have retroactively adjusted our Consolidated Financial Statements to reflect the direct expense method of accounting for maintenance, a method permitted under this Staff Position. The effect of adopting this standard on the three and nine months ended September 30, 2006 was not material.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. Under this pronouncement, companies may elect to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. However, SFAS No. 159 specifically includes financial assets and financial liabilities recognized under leases (as defined in SFAS No. 13, Accounting for Leases), as among those items not eligible for the fair value measurement option except contingent obligations for cancelled leases and guarantees of third-party lease obligations. This statement is effective for fiscal years that begin after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material effect on its consolidated financial position or results of operations.

(3)	Intangible Assets

The Company recognized intangible assets on October 1, 2006 in connection with its repurchase of its shares of common stock held by Interpool and amortizes them on a straight line basis over their estimated useful lives disclosed in Note 2(e). There were no significant changes to the gross amounts of intangible assets between December 31, 2006 and September 30, 2007. Intangible assets at September 30, 2007 are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$1,221	$(117)	$1,104
Software	500	(167)	333
Contracts—third party	3,650	(521)	3,129
Contracts—owned equipment	2,150	(430)	1,720

Total	$7,521	$(1,235)	$6,286

(4)	Long Term Debt

(a) Senior Secured Credit Facility

The Company has a senior secured line of credit with a consortium of banks to finance the acquisition of assets and for general working capital purposes. Any amounts drawn on the facility are secured by certain assets of the Company and the underlying leases thereon.

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

On September 25, 2007, the Company entered into a new agreement to amend and restate its existing senior secured credit facility with a group of banks. Among other provisions, the amended agreement increased the Company’s revolving line of credit from $170.0 million to $200.0 million, extended the maturity date from September 30, 2010 to September 25, 2012 and reduced the Company's borrowing rate. The Company’s senior secured credit facility is secured by certain assets of the Company including the containers owned by the Company, the underlying leases thereon and the Company's interest in any money received under such contracts. The facility may be increased under certain conditions described in the new amended agreement. In addition, there is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The amended agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to the Company. These credit commitments are part of, and not in addition to, the total commitment of $200.0 million provided under the amended agreement. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the senior secured credit facility. As of September 30, 2007 the interest rate under the amended agreement was 6.35%.

As of September 30, 2007, the Company had $72.5 million in availability under the senior secured credit facility provided there was sufficient security. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default. The amended agreement governing the Company’s senior secured credit facility also contains various financial and other covenants. In addition to financial covenants, the senior secured credit facility has certain restrictions on the Company’s ability to incur other indebtedness or pay dividends to stockholders. As of September 30, 2007, the Company was in compliance with the terms of the senior secured credit facility.

As of September 30, 2007, the senior secured revolving credit facility under the amended agreement had a balance of $127.5 million compared to $115.8 million ($97.0 million revolving line of credit and $18.8 million term loan) as of December 31, 2006 under the prior agreement.

(b) Subordinated Convertible Note Payable

On October 1, 2006, the Company issued a convertible subordinated promissory note for $37.5 million in connection with the Company’s repurchase of 10,584,000 shares, or 50.0% of its outstanding common stock held by Interpool. The note had a maturity date of October 30, 2010 and bore an initial interest rate of 7.87% per annum for the 6-month period ending March 31, 2007. The interest rate was subject to increase by one percentage point (1.0%) after each subsequent six-month period until paid in full. The note provided Interpool with an option to convert the obligation into shares of the Company’s common stock at anytime after October 1, 2008.

The note was paid in full on May 21, 2007 from the proceeds of the IPO on May 16, 2007. Interest expense relating to the convertible subordinated note for the nine months ended September 30, 2007 was $1.2 million. As a result of the early payment of the note, the Company recorded a $681,000 gain on extinguishment of debt. The gain represents the difference between the interest actually paid on the note and the average interest expense calculated on a straight line basis over the life of the note and previously recorded from October 1, 2006 through May 21, 2007.

(5)	Related Party Transactions

As of December 31, 2006, Company executives owed a total of $128,000 to the Company for golf memberships. These amounts bore no interest or due dates and were subsequently collected in full in April 2007.

During 1998, the Company made loans of $900,000 to three employees of the Company for the purchase of Series A cumulative redeemable convertible preferred stock. The fixed interest rate on these loans was 10.5%. As of December 31, 2006 these loans had a balance of approximately $1.2 million owed to the Company. The loans are shown as a deduction from the Series A cumulative redeemable convertible preferred stock presented in temporary equity. The principal and accumulated interest on the loans were collected on May 15, 2007, net of accumulated dividends of $804,000 on the preferred stock and the preferred stock was converted into 724,920 shares of common stock (see Note 6).

(6)	Capital Stock

(a) Convertible Preferred Stock

In May 1998, Series A cumulative redeemable convertible preferred stock was issued to certain employees (the Preferred Stockholders) as part of the Company’s Executive Management Incentive Program. Dividends accrued on the preferred stock at 10.5% per annum but were not payable until declared by the board of directors. The preferred stock was redeemable, at the sole option of the Company, at any time following the first to occur of (i) the date any Preferred Stockholder ceased to be an employee of the Company for any reason, or (ii) May 15, 2008. The redemption price for the preferred shares was the greater of the original issue price of the preferred shares, plus accrued and unpaid dividends, or the book value of the common stock into which the preferred stock would be convertible. A liquidity event is defined as an initial public offering (IPO) of the Company’s common stock, or as a sale of a majority of the common stock or assets of the Company, to a person or persons other than the Executive Chairman or Interpool. Accretion of $5.6 million was recorded during the nine months ended September 30, 2007 related to the increase in fair value of the common stock. As a result of the IPO, on May 16, 2007, all of the preferred stock converted to 724,920 shares of common stock. The Company collected the outstanding amount on all associated notes receivable of $1.2 million (including accrued interest of $582,000) from two officers less accrued dividends of $804,000 on the convertible preferred stock. The conversion of the preferred stock to common stock was recorded at the IPO price of $15.00 per share as $10.9 million in additional paid in capital.

(b) Common Stock

During its IPO on May 16, 2007, the Company sold 5.8 million shares of common stock at $15.00 per share and generated net proceeds of approximately $78.1 million, after deducting underwriting discounts and other offering expenses. The Company used part of the net proceeds from the IPO to pay the $37.5 million convertible subordinated note payable to Interpool and its $17.5 million term loan outstanding under its secured senior credit facility. The remaining $23.1 million was used to pay a portion of the amount outstanding under the Company’s revolving line of credit under its senior secured credit facility with a consortium of banks.

(7)	Stock–Based Compensation Plan

(a) Stock Options

On April 23, 2007, the Company’s board of directors and its stockholders approved the 2007 Equity Incentive Plan (“Plan”) and reserved 721,980 shares of its common stock for issuance under the Plan. Pursuant to this Plan, on May 15, 2007, the Company granted three corporate officers and three members of the Company’s board of directors options totaling 508,620 shares and 37,500 shares, respectively, of its common stock at the IPO price of $15.00 per share. The options have a contractual term of 10 years and vest over four years for the officers and one year for the directors. However, options totaling 508,620 shares for three Company officers will become vested and exercisable immediately if, within 12 months of a “change in control”, their employment with the Company is terminated without “cause” or terminated for “good reason” (in each case as such terms are defined in either the employment agreement or stock option agreement for these executives).

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

The value of the stock options for officers and directors is amortized on a straight-line over their vesting periods and recorded as compensation expense. During the three and nine month periods ended September 30, 2007, the Company recorded stock based compensation expense of $251,000 and $377,000, respectively, relating to stock options granted to the Company’s officers and directors. As of September 30, 2007, the remaining unamortized stock-based compensation cost relating to non-vested awards for officers is $2.9 million to be recognized over 43.5 months while unamortized stock-based compensation cost relating to non-vested awards for directors at September 30, 2007 is approximately $135,000 to be recognized over 7.5 months. No stock options were vested, exercised or forfeited during the three and nine months period ended September 30, 2007. No additional stock options were granted between May 15, 2007 and September 30, 2007. As of September 30, 2007, the 546,120 shares in stock options granted to officers and directors, all of which are expected to vest, remained outstanding with an aggregate intrinsic value of zero and an average remaining contractual term of 9.6 years.

(b) Restricted Stock Grant

In addition to stock options granted to officers and directors under the Plan, the Company also granted certain management employees stock bonuses aggregating 36,876 shares of restricted common stock on May 15, 2007 at the IPO price of $15.00 per share. The restricted stock awards vest over three years and are amortized from grant date over three years on a straight line basis. If an employee resigns voluntarily or is terminated for “cause” (as defined in the stock grant documents), the employee will forfeit any unvested portion of the restricted stock award and the amortization of stock-based compensation expense will be adjusted prospectively and amortized over the remaining vesting period.

During the quarter ended September 30, 2007, an additional 2,000 shares of restricted stock were awarded to a new employee at $13.79 per share while 2,819 shares valued at $15.00 per share were forfeited by two employees who left the Company, leaving a balance of 36,057 shares. No shares of restricted stock were vested or exercised during the three and nine months period ended September 30, 2007. Compensation expense relating to restricted stock granted to employees for the three and nine months ended September 30, 2007 was $42,000 and $65,000, respectively. As of September 30, 2007, there was $473,000 of unrecognized compensation cost related to the restricted stock awards which is expected to be recognized over a weighted average remaining vesting period of 31.6 months.

Compensation expense relating to stock options and restricted stock is recorded as a component of administrative expenses in the Company’s Consolidated Statements of Income.

(8)	Gain on Settlement of Lease Obligation and Gain on Disposition of Used Container Equipment

In June 2007, the Company terminated certain operating lease contracts with a lessor prior to their expiration in December 2007. The assets covered under the leases include several containers that were lost, damaged and sold by the Company and for which the Company had received cash payments from its sub-lessees. The Company purchased all containers included under the leases (including those that were lost, damaged or sold) and recognized a gain of $694,000 on the settlement of the lease obligations during the nine-month period ended September 30, 2007. Included within the gain on settlement of lease obligation of $694,000 was the inclusion of gains totaling $153,000 that arose in prior periods but had not been previously recorded. Within the gain on disposition of used equipment of $3.3 million for the nine-month period ended September 30, 2007 is the inclusion of a previously unrecorded gain of $214,000 that relates to equipment sold in prior periods that had been purchased as part of the operating leases terminated in 2005 and 2006.

(9)	Commitments and Contingencies

The Company has commitments to purchase approximately $22.1 million of container equipment as of September 30, 2007.

(10)	Segment Information

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

There are no inter-segment revenues.

The following tables show condensed segment information for the Successor and Predecessor companies for the three and nine months ended September 30, 2007, reconciled to the Company’s income before taxes as shown in its consolidated statements of income (in thousands). The Company makes its management decisions based on pre tax income, and as such does not allocate income tax expense/benefit to its segments.

Successor

	Three Months Ended September 30, 2007				Nine Months Ended September 30, 2007
	Container Leasing	Container Management	Unallocated	Total	Container Leasing	Container Management	Unallocated	Total
Total revenue	$10,407	$7,048	$—	$17,455	$27,176	$18,826	$—	$46,002
Operating expenses	3,739	3,110	—	6,849	8,989	8,867	—	17,856

Operating income	6,668	3,938	—	10,606	18,187	9,959	—	28,146
Net interest expense	2,095	—	(6)	2,089	7,341	—	(26)	7,315

Net income before income taxes	4,573	3,938	6	8,517	10,846	9,959	26	20,831
Income tax expense	—	—	3,116	3,116	—	—	7,707	7,707

Net income	$4,573	$3,938	$(3,110)	$5,401	$10,846	$9,959	$(7,681)	$13,124

Total assets	$277,321	$64,841	$—	$342,162	$277,321	$64,841	$—	$342,162

Predecessor

	Three Months Ended September 30, 2006				Nine Months Ended September 30, 2006
	Container Leasing	Container Management	Unallocated	Total	Container Leasing	Container Management	Unallocated	Total
Total revenue	$8,917	$6,305	$—	$15,222	$25,155	$16,895	$—	$42,050
Operating expenses	4,354	2,433	—	6,787	15,155	6,529	—	21,684

Operating income	4,563	3,872	—	8,435	10,000	10,366	—	20,366
Net interest expense	1,325	—	(18)	1,307	4,183	—	(37)	4,146

Net income before income taxes	3,238	3,872	18	7,128	5,817	10,366	37	16,220
Income tax expense	—	—	2,574	2,574	—	—	5,856	5,856

Net income	$3,238	$3,872	$(2,556)	$4,554	$5,817	$10,366	$(5,819)	$10,364

Total assets	$181,692	$25,942	$—	$207,634	$181,692	$25,942	$—	$207,634

The Company’s container lessees use containers for their global trade utilizing many worldwide trade routes. The Company earns its revenue from international carriers when the containers are in use and carrying cargo around the world. Most of the Company’s leasing related revenue is denominated in U.S. dollars. As all of the Company’s containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, all of the Company’s long-lived assets are considered to be international with no single country of use.

(11)	Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if their effect is anti-dilutive.

The following table sets forth the reconciliation of basic and diluted net income per share for the Predecessor and Successor for the three and nine-month periods ended September 30, 2007 and 2006 (in thousands, except per share data). In accordance with SFAS No. 128, Earnings per Share, diluted net income per share takes into account the potential conversion of a convertible subordinated note payable and preferred stock purchased with cash to common stock using the “if-converted” method and the treasury stock method for stock options, and preferred shares purchased with notes and accounted for as stock options.

	Successor	Predecessor	Successor	Predecessor
	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Numerator:
Net income available to common shareholders	$5,401	$5,042	$7,547	$11,828
Decretion of preferred stock	—	(488)	—	(1,464)
Interest expense on $37.5 million convertible note, net of tax	—	—	548	—

Net income used in calculation of diluted earnings per share	$5,401	$4,554	$8,095	$10,364

Denominator:
Weighted average shares used in the calculation of basic earnings per share	17,109	21,168	13,906	21,168
Effect of dilutive securities:
Convertible preferred stock prior to IPO	—	567	—	567
$37.5 million convertible note	—	—	2,626	—
Restricted common stock	1	—	3	—

Weighted average shares used in the calculation of diluted earnings per share	17,110	21,735	16,535	21,735

Net income per share:
Basic	$0.32	$0.24	$0.54	$0.56
Diluted	$0.32	$0.21	$0.49	$0.48

The calculation of diluted earnings per share for the nine months ended September 30, 2007 excluded the add back of $5.6 million in accretion of preferred stock in the numerator and 317,000 shares of common stock in the denominator because their effect would have been anti-dilutive. In addition, the calculation of diluted earnings per share for the three and nine-month periods ended September 30, 2007 excluded 546,000 shares of stock options granted to officers and directors because their effect would have been antidilutive.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited and unaudited consolidated financial statements and related notes thereto, included in our Registration Statement on Form S-1 (SEC File No. 333-140496) filed with the U.S. Securities and Exchange Commission (“SEC”) on May 11, 2007, as such registration statement was declared effective on May 15, 2007. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those contained in or implied by any forward-looking statements (Please see “Special Note Regarding Forward-Looking Statements” in the aforementioned Registration Statement on Form S-1 filing). The factors that could cause or contribute to these differences include those discussed below and those discussed in the “Risk Factors” section that is also included in the aforementioned Registration Statement on Form S-1 filing.

Prior to October 1, 2006, we had two principal stockholders, each of whom beneficially owned 50.0% of our outstanding common stock. These stockholders were our Executive Chairman, Hiromitsu Ogawa, and Interpool. On October 1, 2006, we repurchased 10,584,000 shares, or 50.0% of our then-outstanding common stock held by Interpool. The repurchase resulted in an increase in the percentage of our outstanding common stock held by Mr. Ogawa from 50.0% to 100.0%. In connection with this transaction we have applied pushdown accounting in accordance with SAB No. 54 and accounted for the purchase as a step acquisition in accordance with SFAS No. 141. Due to the application of pushdown accounting and step acquisition accounting in our financial statements, our financial condition and results of operations after September 30, 2006 will not be comparable in some respects to our financial condition and results of operations reflected in our historical financial statements as of dates or for periods prior to October 1, 2006. The consolidated balance sheet and statement of income data in this Report on Form 10-Q prior to October 1, 2006, refer to the Predecessor company and this period is referred to as the pre-repurchase period, while the consolidated balance sheet and statement of income data on and subsequent to October 1, 2006 refer to the Successor company and the period is referred to as the post-repurchase period. A line has been drawn between the accompanying financial statements to distinguish between the pre-repurchase and post-repurchase periods.

The financial information included in this discussion and in our consolidated financial statements may not be indicative of our consolidated financial position, operating results, changes in equity and cash flows in the future, or what they would have been had our equity structure not changed during the periods presented.

Overview

We are one of the world’s leading container leasing and management companies. We believe that our share of the worldwide leased container fleet, as measured in twenty-foot equivalent units or TEUs, increased from approximately 4.3% as of mid-1998 to 6.3% as of mid-2006, representing the seventh largest fleet of leased containers in the world. We purchase new containers, lease them to container shipping lines and either retain them as part of our owned fleet or sell them to container investors for whom we then provide management services. In operating our fleet, we lease, re-lease and dispose of containers and contract for the repair, repositioning and storage of containers. The following table shows the composition of our fleet as of September 30, 2007 and 2006:

	As of September 30, 2007	As of September 30, 2006
	(unaudited)
Managed fleet in TEUs	503,112	472,681
Owned fleet in TEUs	220,677	172,571

Total	723,789	645,252

Percentage of on-lease fleet on long-term leases	70.6%	63.8%
Percentage of on-lease fleet on short-term leases	27.8	34.3
Percentage of on-lease fleet on finance leases	1.6	1.9

Total	100.0%	100.0%

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
	(unaudited)
Average fleet utilization rate for the period	94.9%	91.9%

Average fleet utilization reflects the average number of TEUs in our fleet on lease as a percentage of total TEUs available for lease. In calculating TEUs available for lease, we exclude units we have purchased that are held at the manufacturer. The utilization rate for a period is calculated by averaging the utilization rates at the end of each calendar month during the period.

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

The following table summarizes our operating results for the three-month periods ended September 30, 2007 and 2006:

	Successor	Predecessor
	Three Months Ended September 30,
	2007	2006	Percent Change
	(in thousands)
	(unaudited)
Total revenue	$17,455	$15,222	14.7%
Operating expenses	6,849	6,787	0.9
Net income	5,401	4,554	18.6

Total revenue of $17.5 million for three months ended September 30, 2007, increased $2.2 million, or 14.7%, from the total revenue reported for the three months ended September 30, 2006. The increase was due primarily to increases in container leasing revenue and a higher gain on sale of container portfolios. Operating expenses of $6.8 million for the quarter ended September 30, 2007 were unchanged from the level reported for the same three-month period in 2006. Net income increased $847,000, or 18.6%, to $5.4 million for the three months ended September 30, 2007 from $4.6 million for the three months ended September 30, 2006. The increase in net income was primarily attributable to the higher revenue which was partly offset by the increases in net interest expense of $782,000, or 59.8%, and income tax of $542,000, or 21.1%, compared to the three months ended September 30, 2006.

Revenue. The following table summarizes the changes in the components of our total revenue for the three months ended September 30, 2007 and 2006:

				As a Percent of Total Revenue
	Successor	Predecessor		Successor	Predecessor
	Three Months Ended September 30,			Three Months Ended September 30,
	2007	2006	Percent Change	2007	2006
	(in thousands)
	(unaudited)
Container rental revenue	$10,148	$8,617	17.8%	58.1%	56.6%
Management fee revenue	3,093	3,060	1.1	17.7	20.1
Gain on sale of container portfolios	3,955	3,245	21.9	22.7	21.3
Finance lease income	259	300	(13.7)	1.5	2.0

Total revenue	$17,455	$15,222	14.7	100.0%	100.0%

Container Rental Revenue. Container rental revenue increased $1.5 million, or 17.8%, to $10.1 million for the three months ended September 30, 2007 from $8.6 million for the three months ended September 30, 2006. The increase in container rental revenue was principally due to an increase in the average number of TEUs on lease in our owned fleet and an increase in average utilization during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. The increase in revenue during the three months ended September 30, 2007 was partly offset by the reduction in average per diem rate and increase in the proportion of long-term leases (in which per diem rates are lower) as compared to the three months ended September 30, 2006.

Management Fee Revenue. Management fee revenue for the three months ended September 30, 2007 was $3.1 million which is essentially unchanged compared to the same period last year. During the third quarter of 2007, the increase in management fees as a percentage of net operating income relating to managed containers was partially offset by lower fees on the disposition of managed containers.

Gain on Sale of Container Portfolios. Gain on sale of container portfolios increased by $710,000, or 21.9%, to $4.0 million for the three months ended September 30, 2007 from $3.2 million for the three months ended September 30, 2006. The increase was primarily due to the increased volume of containers sold to investors during the three months ended September 30, 2007, offset in part by lower sales margin.

Finance Lease Income. Finance lease income decreased $41,000, or 13.7%, to $259,000 for the three months ended September 30, 2007 from $300,000 for the three months ended September 30, 2006. This decrease was primarily due to reduction in the principal balance of existing direct finance leases and no additional direct finance leases recorded during the three months ended September 30, 2007.

Expenses. The following table summarizes changes in expenses for the three months ended September 30, 2007 and 2006:

	Successor	Predecessor	Percent Change
	Three Months Ended September 30,
	2007	2006
	(in thousands)
	(unaudited)
Depreciation of container rental equipment	$2,315	$3,158	(26.7)%
Amortization of intangible assets	311	—	NM
Impairment of container rental equipment	66	29	127.6
Gain on disposition of used container equipment	(1,277)	(419)	204.8
Equipment rental expense	77	395	(80.5)
Storage, handling and other expenses	897	756	18.7
Marketing, general and administrative expense	4,460	2,868	55.5

Total operating expenses	6,849	6,787	0.9

Interest expense	2,095	1,325	58.1
Interest income	(6)	(18)	(66.7)

Net interest expense	2,089	1,307	59.8

Income tax expense	3,116	2,574	21.1

Depreciation of Container Rental Equipment. Depreciation of container rental equipment decreased by $843,000, or 26.7%, to $2.3 million for the three months ended September 30, 2007 from $3.2 million for the three months ended September 30, 2006. This decrease was primarily attributable to the application of higher residual values on dry van containers commencing on October 1, 2006.

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

Amortization of Intangible Assets. We recorded amortization of intangible assets of $311,000 during the three months ended September 30, 2007 related to intangible assets we recognized in connection with our repurchase of Interpool’s 50% holding of our common shares. We had no intangible assets recorded on our balance sheet as of September 30, 2006, and therefore, no amortization of intangible assets was recorded for the three months ended September 30, 2006.

Impairment of Container Rental Equipment. Impairment of container rental equipment held for sale increased $37,000 to $66,000 for the three months ended September 30, 2007 from $29,000 during the three months ended September 30, 2006. The increase was due primarily to the higher number of TEUs of containers subject to impairment during the third quarter of 2007 as compared to the third quarter of 2006.

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

Gain on Disposition of Used Container Equipment. Gain on disposition of used container equipment increased $858,000, or 204.8%, to $1.3 million for the three months ended September 30, 2007 from $419,000 for the three months ended September 30, 2006. The favorable market for used containers has resulted in larger gain per TEU during the three months ended September 30, 2007 and offset the impact of a 12% decline in the number of TEUs of used containers sold during the third quarter ended September 30, 2007 as compared to the third quarter ended September 30, 2006.

Equipment Rental Expense. Equipment rental expense was $77,000 for the three months ended September 30, 2007, a $318,000, or 80.5% decrease from $395,000 expense for the three months ended September 30, 2006. We terminated most of our operating leases during the three months ended June 30, 2007.

Storage, Handling and Other Expenses. Storage, handling and other expenses increased $141,000, or 18.7%, to $897,000 for the three months ended September 30, 2007 from $756,000 for the three months ended September 30, 2006. The increase during the third quarter of 2007 primarily resulted from expenses related to repossession of units from a defaulted customer. We have repaired and leased out a number of the repossessed units but expect storage and handling expenses to remain at the current level into the fourth quarter of 2007.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased by $1.6 million, or 55.5%, to $4.5 million for the three months ended September 30, 2007 from $2.9 million from the three months ended September 30, 2006. The increase in marketing general and administrative expenses was driven primarily by higher employee related expenses resulting from an increase in personnel and incentive compensation.

Net Interest Expense. Net interest expense for the three months ended September 30, 2007 was $2.1 million, an increase of $782,000, or 59.8%, from the three months ended September 30, 2006. The increase in interest expense resulted primarily from higher average balance of the revolving line of credit during the quarter ended September 30, 2007 as compared to the same period in 2006.

Income Tax Expense. Income tax expense increased $542,000, or 21.1%, to $3.1 million for the three months ended September 30, 2007 from $2.6 million for the three months ended September 30, 2006. The increase was primarily driven by a 19.5% increase in pretax income for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. The effective tax rate for three months ended September 30, 2007 was 36.6% compared to 36.1% for the three months ended September 30, 2006.

Segment Information. The following table summarizes our results of operations for each of our business segments for the three months ended September 30, 2006 and 2007:

				As a Percent of Total Revenue
	Successor	Predecessor		Successor	Predecessor
	Three Months Ended September 30,			Three Months Ended September 30,
	2007	2006	Percent Change	2007	2006
	(in thousands)
	(unaudited)
Container Leasing
Total revenue	$10,407	$8,917	16.7%	59.6%	58.6%
Operating expenses	3,739	4,354	(14.1)	21.4	28.6
Interest expense	2,095	1,325	58.1	12.0	8.7

Income before taxes attributable to segment	$4,573	$3,238	41.2	26.2%	21.3%

Container Management
Total revenue	$7,048	$6,305	11.8%	40.4%	41.4%
Operating expenses	3,110	2,433	27.8	17.8	16.0

Income before taxes attributable to segment	$3,938	$3,872	1.7	22.6%	25.4%

Container Leasing. Total revenue from our container leasing segment increased $1.5 million, or 16.7%, to $10.4 million for the three months ended September 30, 2007 from $8.9 million during the three months ended September 30, 2006. The increase was primarily due to greater average number of TEUs on lease in our owned fleet and higher average utilization during the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

Total operating expenses for the container leasing segment decreased $615,000, or 14.1%, to $3.7 million for the three months ended September 30, 2007 from $4.4 million during the three months ended September 30, 2006. The decrease was primarily due to lower depreciation of container rental equipment and higher gain on disposition of used equipment.

Container Management. Total revenue from our container management segment for the three months ended September 30, 2007 increased $743,000, or 11.8%, to $7.0 million from $6.3 million for the three months ended September 30, 2006. The increase in revenue was primarily due to a 21.9% increase in gain on sale of container portfolios to $4.0 million during the three months ended September 30, 2007 compared to $3.2 million during the three months ended September 30, 2006. Total operating expenses for the container management segment increased $677,000, or 27.8%, for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 as a result of higher marketing, general and administrative expense.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

The following table summarizes our operating results for the nine-month periods ended September 30, 2007 and 2006:

	Successor	Predecessor
	Nine Months Ended September 30,
	2007	2006	Percent Change
	(in thousands)
	(unaudited)
Total revenue	$46,002	$42,050	9.4%
Operating expenses	17,856	21,684	(17.7)
Net income	13,124	10,364	26.6

Total revenue of $46.0 million for nine months ended September 30, 2007 was $4.0 million, or 9.4% higher than total revenue of $42.1 million for the nine months ended September 30, 2006 due to increases in container rental revenue, management fee revenue and gain on sale of container portfolios of $2.1 million, $1.4 million and $581,000, respectively, partly offset by a $59,000 decrease in finance lease income. Operating expenses for the nine months ended September 30, 2007 decreased by $3.8 million, or 17.7%, compared to the same period in the prior year, primarily as a result of $3.9 million reduction in depreciation expense and $2.5 million higher gain on the disposition of used container equipment (shown as an offset to operating expenses in our statement of income), partly offset by a $2.7 million increase in marketing, general and administrative expenses. The higher revenue and lower operating expenses more than offset the impact of higher interest and income tax expenses and resulted in a $2.8 million, or 26.6% increase in net income to $13.1 million for the nine months ended September 30, 2007 from $10.4 million for the nine months ended September 30, 2006.

Revenue. The following table summarizes the changes in the components of our total revenue for the nine-month periods ended September 30, 2007 and 2006:

				As a Percent of Total Revenue
	Successor	Predecessor		Successor	Predecessor
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Percent Change	2007	2006
	(in thousands)
	(unaudited)
Container rental revenue	$26,308	$24,228	8.6%	57.2%	57.6%
Management fee revenue	9,880	8,530	15.8	21.5	20.3
Gain on sale of container portfolios	8,946	8,365	6.9	19.4	19.9
Finance lease income	868	927	(6.4)	1.9	2.2

Total revenue	$46,002	$42,050	9.4	100.0%	100.0%

Container Rental Revenue. Container rental revenue increased $2.1 million, or 8.6%, to $26.3 million for the nine months ended September 30, 2007 from $24.2 million for the nine months ended September 30, 2006. The increase in container rental revenue was principally due to an increase in the average number of TEUs on lease in our owned fleet and higher average fleet utilization of our owned containers during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

Management Fee Revenue. Management fee revenue increased by $1.4 million, or 15.8% to $9.9 million for the nine months ended September 30, 2007 as compared to $8.5 million for the nine months ended September 30, 2006 primarily as a result of a higher number of managed containers on lease and higher fees earned on the sale of investor owned equipment.

Gain on Sale of Container Portfolios. Gain on sale of container portfolios increased $581,000, or 6.9%, to $8.9 million for the nine months ended September 30, 2007 from $8.4 million for the nine months ended September 30, 2006. The increase was primarily due to a higher volume of containers sold to investors during the nine months ended September 30, 2007 as compared to the containers sold during the nine months ended September 30, 2006, offset in part by lower average sales margin.

Finance Lease Income. Finance lease income decreased $59,000, or 6.4%, to $868,000 for the nine months ended September 30, 2007 from $927,000 for the nine months ended September 30, 2006. This decrease was primarily due to the reduction in the principal balance of direct finance leases during the current fiscal year compared to the same period in 2006.

Expenses. The following table summarizes changes in expenses for the nine month-periods ended September 30, 2007 and 2006:

	Successor	Predecessor
	Nine Months Ended September 30,
	2007	2006	Percent Change
	(in thousands)
	(unaudited)
Depreciation of container rental equipment	$5,766	$9,653	(40.3)%
Amortization of intangible assets	928	—	NM
Impairment of container rental equipment	290	270	7.4
Gain on disposition of used container equipment	(3,325)	(804)	313.6
Gain on settlement of lease obligation	(694)	—	NM
Equipment rental expense	895	1,187	(24.6)
Storage, handling and other expenses	2,287	2,411	(5.1)
Marketing, general and administrative expense	11,709	8,967	30.6

Total operating expenses	17,856	21,684	(17.7)

Interest expense	8,022	4,183	91.8
Gain on extinguishment of debt	(681)	—	NM
Interest income	(26)	(37)	(29.7)

Net interest expense	7,315	4,146	76.4

Income tax expense	7,707	5,856	31.6

Depreciation of Container Rental Equipment. Depreciation of container rental equipment decreased $3.9 million, or 40.3%, to $5.8 million for the nine months ended September 30, 2007 from $9.7 million for the nine months ended September 30, 2006. This decrease was primarily due to the application of higher residual values on dry van containers effective October 1, 2006.

Amortization of Intangible Assets. We recorded amortization of intangible assets of $928,000 during the nine months ended September 30, 2007 related to intangible assets we recognized in connection with our purchase of our common stock previously owned by Interpool, Inc. on October 1, 2006. We had no intangible assets recorded on our balance sheet at September 30, 2006, and therefore no amortization of intangible assets was recorded for the nine months ended September 30, 2006.

Impairment of Container Rental Equipment. Impairment of container rental equipment increased $20,000, or 7.4%, to $290,000 for the nine months ended September 30, 2007 from $270,000 during the nine months ended September 30, 2006. The increase was due primarily to the higher number of containers that were subject to impairment during the nine months ended September 30, 2007 as compared to the same period in 2006.

Gain on Disposition of Used Container Equipment. Gain on disposition of used container equipment increased $2.5 million to $3.3 million for the nine months ended September 30, 2007 from $804,000 for the comparable period in 2006 as a result of selling more units at a higher average gain. Included in the total gain on disposition of used equipment for the nine months ended September 30, 2007 is a previously unrecorded gain of $214,000 that relates to equipment sold in prior periods that we acquired in 2005 and 2006 as part of terminating some operating leases during the three months ended June 30, 2007.

Gain on Settlement of Lease Obligation. During the nine months ended September 30, 2007 the company recognized a gain resulting from the settlement of liabilities related to lost, damaged or sold equipment that had been on operating leases with a lessor. The settlement amount related to the termination of the operating leases with the lessor. No such settlement occurred during the nine month period ended September 30, 2006. Included within the gain on settlement of lease obligation of $694,000 is the inclusion of gains totaling $153,000 that arose in prior periods but had not been previously recorded.

Equipment Rental Expense. Equipment rental expense for the nine months ended September 30, 2007 decreased $292,000, or 24.6%, to $895,000 from $1.2 million during the same nine- month period in 2006. We terminated most of our operating leases during the three months ended June 30, 2007. As a result, we expect to report lower equipment rental expense in future quarters. However, some of the lower rental expense may be offset by higher interest and depreciation costs in future quarters.

Storage, Handling and Other Expenses. Storage, handling and other expenses decreased $124,000, or 5.1%, to $2.3 million for the nine months ended September 30, 2007 from $2.4 million for the nine months ended September 30, 2006. The reduction in expense is due primarily to higher utilization of containers thereby reducing storage costs and other related costs.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased $2.7 million, or 30.6%, to $11.7 million for the nine months ended September 30, 2007 from $9.0 million for the nine months ended September 30, 2006. The increase was driven primarily by the increase in the number of employees resulting in higher employee related expenses and incentive compensation.

Net Interest Expense. Net interest expense for the nine months ended September 30, 2007 was $7.3 million, an increase of $3.2 million, or 76.4%, from $4.1 million for the nine months ended September 30, 2006. The increase in interest expense is primarily due to the $77.5 million of incremental debt incurred in connection with our repurchase of our common stock previously owned by Interpool, Inc., which was subsequently paid off from the proceeds of our IPO in May 2007. In addition, the average balance of our revolving line of credit with a consortium of banks was higher during the nine months ended September 30, 2007, compared to the same period in 2006. The increase in net interest expense was partly offset by a $681,000 gain related to accrued interest that was extinguished with the repayment of the Interpool subordinated convertible note (see Note 4 (b) to our unaudited consolidated financial statements contained herein).

Income Tax Expense. Income tax expense increased $1.9 million, or 31.6%, to $7.7 million for the nine months ended September 30, 2007 from $5.9 million for the nine months ended September 30, 2006. The increase was primarily due to the 28.4% increase in pretax income for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The effective tax rate was 37.0% for the nine months ended September 30, 2007 compared to 36.1% for the nine months ended September 30, 2006.

Segment Information. The following table summarizes our results of operations for each of our business segments for the nine-month periods ended September 30, 2007 and 2006:

				As a Percent of Total Revenue
	Successor	Predecessor		Successor	Predecessor
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Percent Change	2007	2006
	(in thousands)
	(unaudited)
Container Leasing
Total revenue	$27,176	$25,155	8.0%	59.1%	59.8%
Operating expenses	8,989	15,155	(40.7)	19.5	36.0
Interest expense	7,341	4,183	75.5	16.0	10.0

Income before taxes attributable to segment	$10,846	$5,817	86.5	23.6%	13.8%

Container Management
Total revenue	$18,826	$16,895	11.4%	40.9	40.2
Operating expenses	8,867	6,529	35.8	19.3	15.5

Income before taxes attributable to segment	$9,959	$10,366	(3.9)	21.6%	24.7%

Container Leasing. Total revenue from our container leasing segment increased $2.0 million, or 8.0%, to $27.2 million for the nine months ended September 30, 2007 from $25.2 million during the nine months ended September 30, 2006. The increase was primarily due to a higher average number of TEUs in our owned fleet and a higher average utilization rate during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

Total operating expenses for the container leasing segment decreased $6.2 million, or 40.7%, to $9.0 million for the nine months ended September 30, 2007 from $15.2 million during the nine months ended September 30, 2006. The decrease was primarily due to lower depreciation of container rental equipment which resulted primarily from the application of higher residual values on our dry van containers, and from the higher gain on disposition of used container equipment (shown as an offset to operating expenses in our statement of income) which increased $2.5 million as noted above. These lower expenses were partly offset by higher marketing, general and administrative expense allocated to the container leasing segment.

Container Management. Total revenue from our container management segment for the nine months ended September 30, 2007 increased $1.9 million, or 11.4%, to $18.8 million from $16.9 million for the nine months ended September 30, 2006. The increase in revenue was primarily due to the $1.4 million increase in management fee revenue driven by the higher TEU’s of managed containers on lease and $581,000 increase in gain on sale of container portfolios.

Total operating expenses for the container management segment for the nine months ended September 30, 2007 increased by $2.3 million, or 35.8%, to $8.8 million from $6.5 million during the same period in 2006. The increase is primarily due to higher marketing, general and administrative expense.

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

On September 25, 2007, we entered into a new agreement to amend and restate our existing senior secured credit facility with a group of banks. Among other things, the amended agreement increased our revolving line of credit from $170.0 million to $200.0 million, extended the maturity date from September 30, 2010 to September 25, 2012 and reduced our borrowing rate (see Note 4 (a) to our unaudited consolidated financial statements contained herein). Our senior secured credit facility is secured by certain assets and the underlying leases thereon and our interest in any money received under such contracts. The facility may be increased under certain conditions described in the new amended agreement. In addition, there is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The amended agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to us. These credit commitments are part of, and not in addition to, the total commitment of $200.0 million provided under the amended agreement. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans as defined in the senior secured credit facility. As of September 30, 2007 the interest rate under the amended agreement was 6.35%.

As of September 30, 2007, we had $72.5 million in availability under the senior secured credit facility provided there was sufficient security. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

We intend to primarily use our senior secured credit facility to fund the purchase of containers in the future. We have typically used the proceeds from sales of portfolios of containers to container investors to repay our senior secured credit facility. As we expand our owned fleet, our senior secured credit facility balance will be higher, which will result in higher interest expense.

In addition to customary events of default, our senior secured credit facility contains financial covenants that require us to maintain certain ratios in our financial statements. At September 30, 2007, we were in compliance with the financial covenants in our senior secured credit facility.

Cash Flow

The following table sets forth certain cash flow information for the nine-month periods ended September 30, 2007 and 2006:

	Successor	Predecessor
	Nine Months Ended September 30,
	2007	2006
	(in thousands)
	(unaudited)
Net income	$13,124	$10,364
Adjustments to income	(21,856)	2,372

Net cash (used in) provided by operating activities	(8,732)	12,736
Net cash used in investing activities	(50,220)	(9,932)
Net cash provided by (used in) financing activities	51,548	(6,104)
Effect on cash of foreign currency translation	96	(4)

Net decrease in cash	(7,308)	(3,304)
Cash at beginning of period	20,359	7,573

Cash at end of period	$13,051	$4,269

Operating Activities Cash Flows

Net cash used in operating activities was $8.7 million for the nine months ended September 30, 2007, compared to $12.7 million provided by operating activities for the nine months ended September 30, 2006. The net decrease in cash attributable to operating activities during the nine months ended September 30, 2007 as compared to a net increase in cash during the same period last year was primarily due to:

a.)	net decrease of $8.6 million in accounts payable, accrued expenses and other current liabilities which included payment in March 2007 of estimated federal and state income taxes totaling $9.5 million related to the year ended December 31, 2006. We fully utilized our suspended passive activity losses during the year ended December 31, 2006. As a result, we expect to pay federal and state income taxes if we continue to be profitable. In contrast, accounts payable, accrued expenses and other current liabilities for the nine months ended September 30, 2006 increased by $4.9 million.

b.)	Higher gain on disposition of used containers of $3.3 million, a non-cash item, during the nine months ended September 30, 2007 compared to $804,000 during the nine months ended September 30, 2006.

c.)	Depreciation expense, which is a non-cash item, was $5.8 million during the nine months ended September 30, 2007 compared to $9.7 million during the same period last year, a decrease of $3.9 million, primarily as a result of the increase in estimated residual values of our owned fleet.

d.)	A decrease of $2.4 million in deferred income taxes during the nine months ended September 30, 2007 compared to an increase of $405,000 during the same nine-month period last year.

The reduction in cash from operating activities for the nine months ended September 30, 2007 attributable to the above was partly offset by higher net income of $13.1 million compared to net income of $10.4 million for the nine months ended September 30, 2006. Net cash provided by operating activities for the nine months ended September 30, 2006 was partly offset by a $5.3 million reduction in the amounts due to affiliate. There was no such activity during the nine months ended September 30, 2007.

Investing Activities Cash Flows

Net cash used in investing activities was $50.2 million for the nine months ended September 30, 2007 compared to $9.9 million for the nine months ended September 30, 2006. We continue to invest heavily in dry van and specialized containers. The net cash usage during the nine months ended September 30, 2007 from purchases of containers totaled $150.0 million compared to $89.4 million during the nine months ended September 30, 2006. The purchase of containers was partly offset by net proceeds from the sale of container portfolios and from the disposition of used container equipment of $83.3 million and $13.7 million, respectively, for the nine months ended September 30, 2007, as compared to $67.9 million and $8.7 million, respectively, for the nine months ended September 30, 2006. The Company plans to continue investing in container equipment during the remainder of 2007.

Financing Activities Cash Flows

Net cash provided by financing activities amounted to $51.5 million for the nine-month period ended September 30, 2007 compared to $6.1 million used in financing activities for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, cash provided by financing activities primarily included $78.1 million proceeds (after deducting underwriting discounts and other offering expenses) from the issuance of 5.8 million shares of common stock during an initial public offering (“IPO”) of our common stock at $15.00 per share on May 16, 2007 on the New York Stock Exchange under the symbol “CAP”. We used part of the net proceeds from the IPO to pay the $37.5 million convertible subordinated note payable to Interpool and our $17.5 million term loan outstanding under our secured senior credit facility. We used the remaining $23.1 million to pay a portion of the amount outstanding under our revolving line of credit under our prior secured senior credit facility with a consortium of banks. Total principal payments made on bank debts during the nine months ended September 30, 2007 totaled $89.3 million. Simultaneously on May 16, 2007, we also collected the $1.2 million of principal and interest due on the promissory notes issued by two of our officers for the convertible preferred stocks issued in 1998 and converted the preferred shares into common shares of stock. We received net proceeds of $397,000 from this settlement after deducting $804,000 of accumulated dividends on the preferred stock. In addition to the proceeds from our IPO, we received a total of $101.0 million from bank borrowings.

Net cash used in financing activities for the nine months ended September 30, 2006 included principal payments on our senior secured credit facility totaling $116.0 million and principal payments totaling of $13.8 million on the prior subordinated note payable to Interpool, offset in part by $124.9 million proceeds from borrowings under our prior senior secured credit facility.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments by due date as of September 30, 2007:

	Payments Due by Period
	Total	1 year	1-2 years	2-3 years	3-4 years	4-5 years	>5 years
Total debt obligations:
Senior secured credit facility	$127,500	$—	$—	$—	$—	$127,500	$—
Interest expense (1)	40,505	8,101	8,101	8,101	8,101	8,101	—
Operating lease obligation	180	180	—	—	—	—	—
Rental equipment payable	36,708	36,708	—	—	—	—	—
Rent, office facilities and equipment	2,804	985	846	754	153	66	—
Capital lease obligations	120	120	—	—	—	—	—
Container purchases commitments	22,063	22,063	—	—	—	—	—

Total contractual obligations	$229,880	$68,157	$8,947	$8,855	$8,254	$135,667	$—

(1)

Interest expense assumes that the interest rate of 6.35% at September 30, 2007 on our senior secured credit facility will stay at this level over the next five years. This interest rate will vary over time based upon fluctuations in the underlying indexes upon which this interest rate is based.

Our senior secured credit facility provides for a maximum total commitment amount of up to $200.0 million in revolving line of credit. Loans under the senior secured credit facility bear interest at variable rates based on the Eurodollar rate or a Base Rate as defined in our amended agreement, plus a margin that adjusts depending on a certain financial criterion. In addition, there is a commitment fee on the unused amount of the total commitment which is payable quarterly in arrears. The senior secured credit facility provides that swing line loans (up to $10.0 million in the aggregate) and standby letters of credit (up to $15.0 million in the aggregate) will be available to us. These credit commitments are part of, and not in addition to, the total commitment of $200.0 million under our senior secured credit facility. At September 30, 2007, there was a balance of $127.5 million on the senior secured credit facility which will terminate on September 25, 2012.

Off-Balance Sheet Arrangements

At September 30, 2007, we had no off-balance sheet arrangements or obligations. An off-balance sheet arrangement includes any contractual obligation, agreement or transaction arrangement involving an unconsolidated entity under which we would have: (1) retained a contingent interest in transferred assets; (2) an obligation under derivative instruments classified as equity; (3) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing, hedging or research and development services with us; or (4) made guarantees.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the disclosures made in our Form S-1 Registration Statement (File No.333-140496) filed with the Securities and Exchange Commission (SEC) on May 11, 2007, and in our Form 10-Q filed with the SEC on August 9, 2007.

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

Foreign Exchange Rate Risk. The U.S. dollar is our primary operating currency, with most of our revenues and the majority of our expenses denominated in U.S. dollars. During the recent months, the U.S. dollar has declined in value in relation to other major foreign currencies (such as the Euro). Although we have foreign-based operations in Europe and Asia where we derive revenues from the sale and rental of containers to foreign investors and incur expenses to support the operations of our foreign offices, foreign exchange fluctuations did not materially impact our financial results for the three and nine-month periods ended September 30, 2007 and 2006. However, foreign exchange fluctuations may have a significant impact on our future operating results.

Interest Rate Risk. The nature of our business exposes us to market risk arising from changes in interest rates to which our variable-rate debt is linked. During the nine months ended September 30, 2007 and 2006 we did not utilize interest rate swap agreements or other hedging agreements to manage the market risk associated with fluctuations in interest rates.

As of September 30, 2007 the principal amount of debt outstanding under variable-rate arrangements was $127.5 million. A 1.0% increase or decrease in underlying interest rates will increase or decrease interest expense by approximately $1.3 million annually assuming debt remains constant at September 30, 2007 levels. We have no debt outstanding under fixed-rate arrangements as of September 30, 2007.

Credit Risk

We maintain detailed credit records about the container lessees for our total fleet. Our credit policy sets different maximum exposure limits for our container lessees. Credit criteria may include, but are not limited to, container lessee trade route, country, social and political climate, assessments of net worth, asset ownership, bank and trade credit references, credit bureau reports, including those from Dynamar, operational history and financial strength. We monitor container lessees’ performance and lease exposures on an ongoing basis, and our credit management processes are aided by the long payment experience we have with most of the container lessees for our total fleet and our broad network of long- standing relationships in the shipping industry that provide current information about the container lessees for our total fleet. In managing this risk we also make an allowance for doubtful accounts. The allowance for doubtful accounts is developed based on two key components: (1) specific reserves for receivables which are impaired for which management believes full collection is doubtful; and (2) a general reserve for estimated losses inherent in the receivables. The general reserve is estimated by applying certain percentage ranging from 1.0% on accounts that are one to thirty days overdue, to 100% on accounts that are one year overdue. An allowance of $900,000 has been established against non-performing receivables as of September 30, 2007. For the nine months ended September 30, 2007, receivable write-offs, net of recoveries, totaled $225,000.

The credit risk on accounts receivable related to the containers we manage is the responsibility of the container investors. We hold back a percentage of lease payments relating to managed containers to be applied against future lessee defaults. However, we do not record an allowance for doubtful accounts related to those accounts receivable. Under our management agreements, if we are unable to ultimately collect any amount due from a managed container lessee, the container investors are obligated to reimburse us for any amounts we have previously paid to them in advance of receiving the amount from the container lessee. We typically pay container investors the amounts due to them under the leases we manage within 60 days after invoicing lessees. Accordingly, we have credit risk exposure on amounts that we have paid to container investors in advance of receiving the funds from the lessees. Although our container investors are obligated under the terms of our management agreements to reimburse us for amounts advanced that are subsequently not collected from the managed container lessees, we bear the credit risk if the container investor cannot reimburse us, and if one or more of our managed container lessees will become insolvent or otherwise be unable to pay us the amounts due under the lease. We receive all funds from our managed container lessees directly and if we determine that a payment due from a container lessee is not collectible, we deduct that amount from future payments to the relevant container investors to the extent that amount exceeds amounts we have previously held back. We monitor our managed fleet credit risk exposure to managed container lessees and cease making payments to container investors with respect to containers leased to a lessee that we have determined is unlikely to make payment under the lease.

ITEM 4.	CONTROLS AND PROCEDURES.

Based upon the required evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), our President and Chief Executive Officer and our Vice President and Chief Financial Officer concluded that as of September 30, 2007 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Before making an investment decision, investors should carefully consider the risk described below and the risks described on the complete listing of our risk factors, included in our Registration Statement on Form S-1 (SEC File No. 333-140496) filed with the SEC on May 11, 2007, as such registration statement was declared effective by SEC on May 15, 2007. The risks described below and in our Form S-1 are not the only ones facing our company. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this 10-Q filing.

Our stock price has been volatile and could continue to remain volatile.

The trading price of our common stock may be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, new services by us or our competitors, general conditions in the shipping industry and the intermodal container sales and leasing markets, changes in earnings estimates by analysts, or other events or factors. In addition, the public stock markets have experienced extreme price and trading volume volatility in recent months. The broad market fluctuations may adversely affect the market price of our common stock. Since the initial public offering of our stock at $15.00 per share on May 16, 2007 to September 30, 2007, our stock price has fluctuated between a high closing price of $15.05 on May 29, 2007 and a low closing price of $12.08 on August 23, 2007.

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

CAI International, Inc. (Registrant)

November 9, 2007	/s/: MASAAKI (JOHN) NISHIBORI
Masaaki (John) Nishibori President and Chief Executive Officer (Principal Executive Officer)

November 9, 2007	/s/: VICTOR M. GARCIA
Victor M. Garcia Chief Financial Officer (Principal Financial and Accounting Officer)