Form 10-K
period 2007-12-31
CAI International, Inc.
filed 2008-03-17
CIK 1388430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                     to

Commission file number-001-33388

CAI International, Inc.

(Exact name of registrant as specified in the charter)

Delaware	94-3298884
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Embarcadero Center, Suite 2101 San Francisco, California	94111
(Address of principal executive office)	(Zip Code)

(415) 788-0100

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered:
Common Stock, par value $0.0001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in the Exchange Act Rule 12b-2). Yes  ☐    No  ☒

As of June 30, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter, there were 17,145,796 shares of the Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the New York Stock Exchange on June 30, 2007) was approximately $97,840,000. Shares of Registrant’s common stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of Registrant’s outstanding common stock as of June 30, 2007 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2008, there were 17,144,977 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and service development efforts. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Annual Report on Form 10-K, the words “may”, “might”, “should”, “estimate”, “project”, “plan”, “anticipate”, “expect”, “intend”, “outlook”, “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under the caption Item 1A. “Risk Factors” in this annual report and in our Registration Statement on Form S-1 (SEC File No. 333-140496) filed with the Securities and Exchange Commission (“SEC”), on May 11, 2007 pursuant to the Securities Act of 1933, as amended, as such registration statement was declared effective on May 15, 2007, and all of our filings filed with the SEC from May 15, 2007 through the current date pursuant to the Securities Act of 1934. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our filings with the SEC.

WEBSITE ACCESS TO COMPANY’S REPORTS AND CODE OF ETHICS

Our Internet website address is http://www.caiintl.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Our Code of Ethics is also available on our website.

Also, copies of the Company’s annual report and Code of Ethics will be made available, free of charge, upon written request.

SERVICE MARKS MATTERS

The following items referred to in this annual report are registered or unregistered service marks in the United States and/or foreign jurisdictions pursuant to applicable intellectual property laws and are the property of us and our subsidiaries: CAI® and CAI International.

PART I

ITEM 1.	BUSINESS

Our Company

We are one of the world’s leading container leasing and management companies. We operate our business through two segments: container leasing and container management. We purchase new containers, lease them to container shipping lines and either retain them as part of our owned fleet or sell them to container investors for whom we then provide management services. In operating our fleet, we lease, re-lease and dispose of containers and contract for the repair, repositioning and storage of containers. As of December 31, 2007, our fleet comprised 754,000 TEUs, 66.3% of which represented our managed fleet and 33.7% of which represented our owned fleet.

We were founded in 1989 by our Executive Chairman, Hiromitsu Ogawa, as a traditional container leasing company that leased containers owned by us to container shipping lines. We were incorporated under the name Container Applications International, Inc. as a Nevada corporation in 1989 and reincorporated under the name CAI International, Inc. in Delaware in 2007. Our principal executive offices are located at One Embarcadero Center, Suite 2101, San Francisco, California 94111.

In 1998, we shifted our strategic focus from leasing containers owned by us to managing containers owned by container investors. During the last five years, our managed fleet, as measured in TEUs, has been growing at an averaged annual growth rate of 13.3% from January 1, 2003 through December 31, 2007 as compared to an averaged annual growth rate of 9.7% for our total fleet, as measured in TEUs, during the same period. The shift in our strategic focus to managing containers for container investors has enabled us to grow our total fleet while reducing our debt and operating lease commitments. This has allowed us to realize a higher return on assets and equity than we believe would have been possible if our fleet had consisted entirely of containers owned by us.

We lease our containers to lessees under long-term leases, short-term leases and finance leases. Long-term leases cover a specified number of containers that will be on lease for a fixed period of time. Short-term leases provide lessees with the ability to lease containers either for a fixed term of less than one year or without a fixed term on an as-needed basis, with flexible pick-up and drop-off of containers at depots worldwide. Finance leases are long-term lease contracts that grant the lessee the right to purchase the container at the end of the term for a nominal amount. As of December 31, 2007, 96.1% of our fleet, as measured in TEUs, was on lease, with 70.9% of these containers on long-term leases, 26.8% on short-term leases and 2.3% on finance leases.

We manage containers under management agreements that cover portfolios of containers. Our management agreements typically have terms of eight to 12 years and provide that we receive a management fee based upon the actual rental revenue for each container less the actual operating expenses directly attributable to that container. We also receive fees for selling used containers on behalf of container investors.

Our container leasing segment revenue comprises container rental revenue and finance lease income from our owned fleet, and our container management segment revenue comprises gain on sale of container portfolios and management fee revenue for managing containers for container investors. The operating results of each segment for the year ended December 31, 2007, three months ended December 31, 2006, nine months ended September 30, 2006 and year ended December 31, 2005 are summarized in Note 16 to our consolidated financial statements included in this filing. For the year ended December 31, 2007, we recorded total revenue of $64.9 million, net income of $19.2 million and EBITDA of $50.1 million. A comparison of our 2007 financial results with those of the prior years, and a definition of EBITDA can be found on Item 6, Selected Financial Data of this Form 10-K filing.

History

We were originally incorporated under the name Container Applications International, Inc. in the state of Nevada on August 3, 1989. On February 2, 2007, we were reincorporated under our present name in the state of

Delaware. Our Company operates in the international intermodal marine cargo container leasing business. Within this single industry sector, we generate revenue from two reportable segments: container leasing and container management. The container leasing segment specializes primarily in the ownership and leasing of intermodal dry freight standard containers, while the container management segment manages containers for container investors. We lease our containers principally to international container shipping lines located throughout the world. We sell containers primarily to investor groups and provides management services to those investors in return for a management fee.

Prior to October 1, 2006, we had two principal stockholders, each of whom beneficially owned 50.0% of our Company’s outstanding common stock. These stockholders were our founder and then Chief Executive Officer (now Executive Chairman), Hiromitsu Ogawa and Interpool Inc. (Interpool). On October 1, 2006, we repurchased 10,584,000 shares or 50.0% of our outstanding common stock held by Interpool. The repurchase resulted in an increase in the percentage of our common stock held by Mr. Ogawa, from 50.0% to 100.0%. (See Note 2(a) to Consolidated Financial Statements for details). On February 16, 2007, our Executive Chairman, Hiromitsu Ogawa, sold 1,691,760 shares of his common stock to DBJ Value Up Fund (“DBJ”), an affiliate of the Development Bank of Japan, representing approximately 14.9% beneficial ownership in us after giving effect to the subsequent conversion of our outstanding Series A cumulative redeemable convertible preferred stock on May 15, 2007.

On May 16, 2007, we completed an initial public offering (“IPO”) of our common stock and listed our common stock on the New York Stock exchange under the symbol “CAP”. We sold 5.8 million shares of our common stock and used the proceeds to pay off our convertible debt, our term loan outstanding under a senior secured credit facility and a portion of the amount outstanding under our revolving line of credit under a senior secured credit facility with a consortium of banks. (See Note 1 to Consolidated Financial Statements). The IPO of our common stock, the conversion of our Series A cumulative redeemable convertible preferred stock to common stock and the sale of a portion of Mr. Ogawa’s common stock holdings to DBJ has reduced the percentage of common stock held by Mr. Ogawa to approximately 51.9% as of December 31, 2007.

Corporate Information

Our corporate headquarters and principal executive offices are located at One Embarcadero Center, Suite 2101, San Francisco, California 94111. Our telephone number is (415) 788-0100 and our Web Site is located at http://www.caiintl.com. Our U.S. branch offices are located in Charleston, South Carolina and Florham Park, New Jersey. Our wholly owned international subsidiaries are located in the United Kingdom, Japan, Netherlands, Malaysia and Barbados, We also own 80% of CAIJ Ltd. in Japan.

Industry Overview

We operate in the worldwide intermodal freight container leasing industry. Intermodal freight containers, or containers, are large, standardized steel boxes used to transport cargo by a number of means, including ship, truck and rail. Container shipping lines use containers as the primary means for packaging and transporting freight internationally, principally from export-oriented economies in Asia to North America and Western Europe.

Containers are built in accordance with standard dimensions and weight specifications established by the International Standards Organization. The industry-standard measurement unit is the 20’ equivalent unit, or TEU, which compares the size of a container to a standard container 20’ in length. For example, a 20’ container is equivalent to one TEU and a 40’ container is equivalent to two TEUs. Containers are eight feet wide, come in lengths of 20’, 40’ or 45’ and are either 8’6” or 9’6” tall. The two principal types of containers are described as follows:

•

Dry van containers. A dry van container is constructed of steel sides, roof and end panel with a set of doors on the other end, a wooden floor and a steel undercarriage. Dry van containers are the least expensive and most commonly used type of container. According to Containerisation International,

World Container Census 2006, dry van containers comprised approximately 89.2% of the worldwide container fleet, as measured in TEUs, as of mid-2005. They are used to carry general cargo, such as manufactured component parts, consumer staples, electronics and apparel.

•

Specialized containers. Specialized containers consist of open-top, flat-rack, refrigerated and tank containers. An open-top container is similar in construction to a dry van container except that the roof is replaced with a tarpaulin supported by removable roof bows. A flat-rack container is a heavily reinforced steel platform with a wood deck and steel end panels. Open-top and flat-rack containers are generally used to move heavy or oversized cargo, such as marble slabs, building products or machinery. A refrigerated container has an integral refrigeration unit on one end which plugs into an outside power source and is used to transport perishable goods. Tank containers are used to transport bulk products such as chemicals, oils, and other liquids. According to Containerisation International, World Container Census 2006, specialized containers comprised approximately 10.8% of the worldwide container fleet, as measured in TEUs, as of mid-2005.

Containers provide a secure and cost-effective method of transportation because they can be used in multiple modes of transportation, making it possible to move cargo from a point of origin to a final destination without repeated unpacking and repacking. As a result, containers reduce transit time and freight and labor costs as they permit faster loading and unloading of shipping vessels and more efficient utilization of transportation containers than traditional bulk shipping methods. The protection provided by containers also reduces damage, loss and theft of cargo during shipment. While the useful economic life of containers varies based upon the damage and normal wear and tear suffered by the container, we estimate that the useful economic life for a dry van container used in intermodal transportation is 12.5 years.

Containerisation International, Market Analysis: Container Leasing Market 2007, estimates that as of the end of 2006, transportation companies (including container shipping lines and freight forwarders), owned approximately 57.9% of the total worldwide container fleet and container leasing companies owned approximately 42.1% of the total worldwide container fleet. Given the uncertainty and variability of export volumes and the fact that container shipping lines have difficulty in accurately forecasting their container requirements at different ports, the availability of containers for lease significantly reduces a container shipping line’s need to purchase and maintain excess container inventory.

According to Drewry Shipping Consultants Limited, The Drewry Annual Container Market Review and Forecast 2007/2008, world container port throughput grew by 10.4% in 2006, representing a fifth successive year of double-digit growth. Drewry forecasts 2007 to record global growth of 11.7%. Drewry predicts double digit growth through 2009, with expectations of a shift to sub-10% growth from 2010. We believe that this projected growth is due to several factors, including the continuing shift in global manufacturing capacity to lower labor cost regions such as China and India, the continued integration of developing high-growth economies into global trade patterns, the continued conversion of cargo from bulk shipping into container shipping and the growing liberalization and integration of world trade.

Our Strengths

We believe our strengths include the following:

•

Multiple Sources of Revenue. Our container rental revenue and management fee revenue are structured to provide us with stable revenue over longer periods of time while our gain on sale of container portfolios has historically generated significant incremental revenue and facilitated growth in management fee revenue by increasing the number of containers we manage for container investors. By having multiple sources of revenue, we believe that we have been able to realize a higher return on assets and equity than would have been possible if our fleet had consisted entirely of containers owned by us. We believe it is important to maintain a balance between the size of our owned fleet and our managed fleet to maintain our multiple sources of revenue.

•

High-Quality Asset Management Services. We sell portfolios of leased containers to a number of container investors in Europe and Asia through various intermediaries. Following the sale, we manage these portfolios on behalf of the container investors. We believe that container investors view us as one of the highest quality companies providing container management services due to the quality of the container portfolios that we sell and the asset management services that we provide.

•

Capital-efficient Third-party Fleet Management Operation. We have grown our managed fleet by selling portfolios of containers to container investors, most of which are subject to lease at the time of sale. By selling these portfolios to container investors, we are able to free up capital more quickly than if we kept the containers as part of our owned fleet. This enables us to deploy the capital for other uses. Our container management segment provides us with revenue at the time of sale, long-term contractual management fees and a sales fee earned when we sell used containers for container investors, all with very little long-term investment from us.

•

Long-standing Container Lessee Relationships with Attractive Credit Characteristics. We currently lease containers to over 250 container lessees, including many of the largest international container shipping lines. As of December 31, 2007, we conducted business with the top 20 lessees of our total fleet, as measured in TEUs, for an average of over 12 years. These top 20 lessees had, as of December 31, 2007, a weighted-average Dynamar credit rating of 2.3 on a rating scale of one through ten, with a one representing the strongest credit rating. Dynamar B.V. provides credit ratings to the container leasing industry.

•

Experienced Management Team. We have significant experience in the container leasing industry. Our five key officers have an average of approximately 24 years of experience in the container leasing industry. In addition, our marketing, operations and underwriting personnel have developed long-term relationships with lessees that improve our access to continued opportunities with leading container shipping lines.

•

Flexibility to Satisfy Changing Market Demands. Our operating expertise and financial flexibility enable us to meet the evolving requirements of lessees and container investors. We have significant experience in structuring and selling to container investors portfolios of containers that have attractive investment returns. By selling these portfolios to container investors, we have been able to purchase a substantial number of new containers while at the same time maintaining significant borrowing capacity under our senior secured credit facility. This has enabled us to choose when to purchase new containers based upon our expectations of near-term market conditions and quickly respond to the changing demands of lessees for short- and long-term leases.

•

Proprietary, Real-time Information Technology System. We have developed a proprietary, real-time information technology system to assist us in managing our container fleet. Our proprietary IT system has been essential to providing a high level of customer service and we believe it is scalable to satisfy our future growth without significant capital expenditures.

Risks Affecting Us

In operating our business we have faced and will continue to face significant challenges. Our ability to successfully operate our business is subject to numerous risks as discussed more fully in Item 1A entitled “Risk Factors.” For example:

•	world trade volume and economic growth could decline and other macroeconomic market conditions affecting the container leasing industry could worsen;

•	demand from container investors to purchase portfolios of leased containers at prices that are attractive to us could decline;

•	container shipping lines could decide to buy rather than lease a larger percentage of the containers they use;

•	demand for leased containers by container shipping lines could decrease due to consolidation of container shipping lines or other factors;

•	per diem rates for leases could decline;

•	new container prices could change unexpectedly;

•	shipping may be disrupted by a number of causes, including terrorist attacks and regional economic instability; and

•	we may lose key members of our senior management.

Any of the above risks could cause our per diem or utilization rates to decline or could otherwise materially and adversely affect our business, financial position and results of operations.

Our Operations

Container Fleet Overview. The table below summarizes the composition of our fleet as of December 31, 2007 by the type of container:

	Dry Van Containers	Percent of Total Fleet	Specialized Containers	Percent of Total Fleet	Total	Percent of Total Fleet
Managed Fleet in TEU	496,219	65.7%	4,214	0.6%	500,433	66.3%
Owned fleet in TEU	242,650	32.2%	11,260	1.5%	253,910	33.7%

Total	738,869	97.9%	15,474	2.1%	754,343	100.0%

Overview of Management Services. We lease, re-lease and dispose of containers and contract for the repair, repositioning and storage of our managed fleet. Our management agreements typically provide that our fee for managing a particular container is based upon the actual net operating revenue for each container, which is equal to the actual rental revenue for a container less the actual operating expenses directly attributable to that container. Management fees are collected monthly or quarterly, depending upon the agreement, and generally are not paid if net operating revenue is zero or less for a particular period. If operating expenses exceed revenue, the container investors are required to pay the excess or we may deduct the excess, including our management fee, from future net operating revenue. Under these agreements, we typically receive a commission for selling or otherwise disposing of containers for the container investor. Our management agreements generally require us to indemnify the container investor for liabilities or losses arising out of our breach of our obligations. In return, the container investor typically indemnifies us in our capacity as the manager of the container against breach by the container investor, sales taxes on commencement of the arrangement, withholding taxes on payments to the container investor under the management agreement and any other taxes, other than our income taxes, incurred with respect to the containers that are not otherwise included as operating expenses deductible from revenue. The term of our management agreements is generally eight to 12 years from the acceptance date of containers under the agreement.

Marketing and Operations. Our marketing and operations personnel are responsible for developing and maintaining relationships with our lessees, facilitating lease contracts and maintaining day-to-day coordination of operational issues. This coordination allows us to negotiate lease contracts that satisfy both our financial return requirements and our lessees’ operating needs. It also facilitates our awareness of lessees’ potential container shortages and their awareness of our available container inventories.

We believe that our long-standing relationships with our lessees and the close communications we maintain with their operating staffs represent an important advantage for us. As of December 31, 2007, we employed 61 people within our marketing and operations group in eight countries. In addition, we have 9 independent agents in 9 other countries that help support our marketing and operations group.

Overview of Our Leases. The vast majority of our container leases are structured as long-term and short-term leases, although we also provide lessees with finance leases. To meet the needs of our lessees and achieve a favorable utilization rate, we lease containers under three main types of leases:

•

Long-Term Leases. Our long-term leases specify the number of containers to be leased, the pick-up and drop-off locations, the applicable per diem rate and the contractual term. We typically enter into long-term leases for a fixed term ranging from three to eight years, with five-year term leases being most common. Our long-term leases generally require our lessees to maintain all units on lease for the duration of the lease, which provides us with scheduled lease payments. Some of our long-term leases contain an early termination option and afford the lessee continuing supply and total interchangeability of containers, with the ability to redeliver containers if the lessee’s fleet requirements change. Our leases typically require the lessees to pay additional amounts pursuant to retroactive rate adjustments. These rate adjustments have not been material to our results of operations. As of December 31, 2007, approximately 70.9% of our on-lease fleet, as measured in TEUs, was under long-term leases.

•

Short-Term Leases. Short-term leases include both master interchange leases and customized short-term leases. Master interchange leases provide a master framework pursuant to which lessees can lease containers on an as-needed basis, and thus command a higher per diem rate than long-term leases and more flexible terms. The terms of master interchange leases are typically negotiated on an annual basis. Under our master interchange leases, lessees know in advance their per diem rates and drop-off locations, subject to monthly port limits. We also enter into other short-term leases that typically have a term of less than one year and are generally used for one-way leasing, typically for small quantities of containers. The terms of short-term leases are customized for the specific requirements of the lessee. Short-term leases are sometimes used to reposition containers to high-demand locations and accordingly may contain terms that provide incentives to lessees. As of December 31, 2007, approximately 26.8% of our on-lease fleet, as measured in TEUs, was under short-term leases.

•

Finance Leases. Finance leases provide our lessees with an alternative method to finance their container acquisitions. Finance leases are long-term in nature, typically ranging from three to five years, and require relatively little customer service attention. They ordinarily require fixed payments over a defined period and provide lessees with a right to purchase the subject containers for a nominal amount at the end of the lease term. Per diem rates under finance leases include an element of repayment of capital and, therefore, typically are higher than per diem rates charged under long-term leases. Finance leases require the container lessee to keep the containers on lease for the entire term of the lease. As of December 31, 2007, approximately 2.3% of our on-lease fleet, as measured in TEUs, was under finance leases.

•

Lease Agreements. Our lease agreements contain business terms, such as the per diem rate, term and drop-off schedule, and the general terms and conditions detailing standard rights and obligations. The lease agreement requires lessees to pay the contractual per diem rate, depot charges, taxes and other charges when due, to maintain the containers in good condition and repair, to return the containers in good condition in accordance with the return condition set forth in the lease agreement, to use the containers in compliance with all applicable laws, and to pay us for the value of the container as determined by the lease agreement if the container is lost or destroyed. The default clause in our lease agreement gives us certain legal remedies in the event that a container lessee is in breach of the terms underlying the lease agreement.

•

Our lease agreements contain an exclusion of warranties clause and require lessees to defend and indemnify us in most instances from third-party claims arising out of the lessee’s use, operation, possession or lease of the containers. Lessees are required to maintain physical damage and comprehensive general liability insurance and to indemnify us against loss with respect to the containers. We also maintain our own contingent physical damage and third-party liability insurance that covers our containers during both on-lease and off-lease periods. All of our insurance coverage is subject to annual deductible provisions and per occurrence and aggregate limits.

Underwriting. We lease to container shipping lines and other lessees that meet our credit criteria. Depending on credit limits, our underwriting and credit decisions are controlled by our senior executives or our credit committee. Our credit committee includes our chief executive officer, chief financial officer, and four other members of our senior management. Our credit policy sets different maximum exposure limits depending on our relationship and previous experience with each container lessee. Credit criteria may include, but are not limited to, trade route, country, social and political climate, assessments of net worth, asset ownership, bank and trade credit references, credit bureau reports, including those from Dynamar, operational history and financial strength. Our credit committee monitors our lessees’ performance and our lease exposures on an ongoing basis and generally reviews all accounts with receivables over 90 days past due. Our underwriting processes are aided by the long payment experience we have with most of our lessees, our broad network of relationships in the shipping industry that provide current information about our lessees’ market reputations and our focus on collections.

Other factors minimizing losses due to default by a lessee include our ability to achieve a high recovery rate for containers in default situations and our ability to efficiently re-lease recovered containers. Many of our lessees call on ports that allow us to seize the lessees’ ships or their fuel stocked at depots, or repossess our containers if the container lessee is in default under our container leases. We typically incur operating expenses such as repairs and repositioning when containers are recovered after a container lessee default. However, all recovery expenses may be covered under physical damage insurance subject to deductible amount.

Re-leasing, Logistics Management and Depot Management. We believe that managing the period after termination of our containers’ first lease is one of the most important aspects of our business. Successful management of this period requires disciplined re-leasing capabilities, logistics management and depot management.

•

Re-leasing. Since our leases allow our lessees to return their containers, we typically lease a container several times during the time we manage it as part of our fleet. New containers can usually be leased with a limited sales and customer service infrastructure because initial leases for new containers typically cover large volumes of units and are fairly standardized transactions. Used containers, on the other hand, are typically leased in smaller transactions that are structured to accommodate pick-ups and returns in a variety of locations. Our utilization rates depend on our re-leasing abilities. Factors that affect our ability to re-lease used containers include the size of our lessee base, ability to anticipate lessee needs, our presence in relevant geographic locations and the level of service we provide our lessees. We believe that our global presence and long-standing relationships with over 250 container lessees provide us an advantage in re-leasing our containers relative to many of our smaller competitors.

•

Logistics Management. The shipping industry is characterized by large regional trade imbalances, with loaded containers generally flowing from export-oriented economies in Asia to North America and Western Europe. Because of these trade imbalances, container shipping lines have an incentive to return leased containers in relatively low export areas to avoid the cost of shipping empty containers. We have managed this structural imbalance of inventories with the following approach:

•

Limiting or prohibiting container returns to low-demand areas. In order to minimize our repositioning costs, our leases typically include a list of the specific locations to which containers may be returned, limitations on the number of containers that may be returned to low-demand locations, high drop-off charges for returning containers to low-demand locations or a combination of these provisions;

•	Taking advantage of a robust secondary resale market when available. In order to maintain a younger fleet age profile, we have aggressively sold our older containers.

•	Developing country-specific leasing markets to utilize older containers in the portable storage market. In North America and Western Europe, we lease older containers for use as portable storage.

•

Seeking one-way lease opportunities to move containers from lower demand locations to higher demand locations. One-way leases may include incentives, such as free days, credits and damage waivers. The cost of offering these incentives is considerably less than the cost we would incur if we paid to reposition the containers.

•

Paying to reposition our containers to higher demand locations. At locations where our inventories remain high, despite the efforts described above, we will selectively choose to ship excess containers to locations with higher demand.

•

Depot Management. As of December 31, 2007, we managed our container fleet through 219 independent container depot facilities located in 43 countries. Depot facilities are generally responsible for repairing containers when they are returned by lessees and for storing the containers while they are off-hire. Our operations group is responsible for managing our depot contracts and periodically visiting the depot facilities to conduct inventory and repair audits. We also supplement our internal operations group with the use of independent inspection agents. As of December 31, 2007 a large majority of our off-lease inventory was located at depots that are able to report notice of container activity and damage detail via electronic data interchange, or EDI. We use the industry standard, ISO 9897 Container Equipment Data Exchange messages, for EDI reporting.

Most of the depot agency agreements follow a standard form and generally provide that the depot will be liable for loss or damage of containers and, in the event of loss or damage, will pay us the previously agreed loss value of the applicable containers. The agreements require the depots to maintain insurance against container loss or damage and we carry insurance to cover the risk when a depot’s insurance proves insufficient.

Our container repair standards and processes are generally managed in accordance with standards and procedures specified by the Institute of International Container Lessors, or the IICL. The IICL establishes and documents the acceptable interchange condition for containers and the repair procedures required to return damaged containers to the acceptable interchange condition. At the time that containers are returned by lessees, the depot arranges an inspection of the containers to assess the repairs required to return the containers to acceptable IICL condition. As part of the inspection process, damages are categorized either as lessee damage or normal wear and tear. Items typically designated as lessee damage include dents in the container and debris left in the container, while items such as rust are typically designated as normal wear and tear. In general, lessees are responsible for the lessee damage portion of the repair costs and we are responsible for normal wear and tear. For an additional fee, we sometimes offer our lessees a container damage protection plan, pursuant to which we assume financial responsibility for repair costs up to a pre-negotiated amount.

Investors. We have historically sold portfolios of leased containers to investment entities located in Germany, Switzerland, Austria and Japan. Although we have sold several portfolios containing large numbers of containers to an investment company in Switzerland, the investment entities that typically have purchased containers from us are funds with many underlying investors. In Germany, these funds are frequently referred to as “KG Funds” although similar types of funds exist in other countries. These funds are formed by investment arrangers who act as financial intermediaries between lessors of containers and other shipping assets. We are contacted on a regular basis by independent investment arrangers who are interested in assisting us with arranging sales of container portfolios. These independent investment arrangers will either seek out investments in these leased assets on behalf of an investment fund or a group of investors or will work with us to identify an investor or group of investors to invest in a pool of these leased assets. Our 80% owned subsidiary, CAIJ Ltd., acts as investment arranger for sales of containers by us in Japan and other parts of Asia.

Customer Concentration. Our customers include container lessees and container investors to whom we have sold container portfolios and for whom we manage containers.

•	Container Leasing Segment Concentration. Revenue from our ten largest container lessees represented 62.9% of the revenue from our container leasing segment for the year ended December 31, 2007, with revenue from our single largest container lessee accounting for 11.8%, or $4.7 million, of revenue from our container leasing segment during such period. This $4.7 million of revenue represented 7.2% of our total revenue for this period. The largest lessees of our owned fleet are often among the largest lessees of our managed fleet. The largest lessees of our managed fleet are responsible for a significant portion of the billings that generate our management fee revenue.

•

Container Management Segment Concentration. A substantial majority of our container management segment revenue is derived from container investors associated with five different investment arrangers located in Germany, Switzerland, Austria and Japan. These arrangers are typically in the business of identifying and organizing investors for a variety of investment vehicles and compete with other institutions in these and other countries that perform similar functions. Container investors associated with five independent investment arrangers represented 95.4% of our container management revenue for the year ended December 31, 2007. Revenue from our two largest container investors, IGB Container GmbH & Co. KG (IGB) and P&R Equipment and Finance Corp. (P&R) represented 48.0% or $12.2 million, and 29.0% or $7.4 million, respectively, of revenue from our container management segment during the year ended December 31, 2007. The combined revenue of $19.6 million associated with the two largest investment arrangers represented 30.1% of our total revenue for the year ended December 31, 2007. The willingness of investment arrangers to continue to form entities that invest in containers will depend upon a number of factors outside of our control, including the laws in the countries in which they are domiciled, the tax treatment of an investment or restrictions on foreign investments. If changes in tax laws in any country or other conditions make investments in containers less attractive, we will need to identify new container investors in other jurisdictions. If we are unable to identify new investors to offset decreases in demand, our gain on sale of container portfolios will decrease almost immediately, and management fee revenues will decrease if existing management agreements that terminate are not replaced by new management agreements.

Proprietary Real-time Information Technology System. Our proprietary real-time information technology system tracks all of our containers individually by container number, provides design specifications for the containers, tracks on-lease and off-lease transactions, matches each on-lease container to a lease contract and each off-lease container to a depot contract, maintains the major terms for each lease contract, tracks accumulated depreciation, calculates the monthly bill for each container lessee and tracks and bills for container repairs. Most of our depot activity is reported electronically, which enables us to prepare container lessee bills and calculate financial reporting information more efficiently.

In addition, our system allows our lessees to conduct business with us through the Internet. This allows our lessees to review our container inventories, monitor their on-lease information, view design specifications and receive information on maintenance and repair. Many of our lessees receive billing and on- and off- lease information from us electronically.

Our Suppliers. We purchase most of our containers in China from manufacturers that have met our qualification requirements. We are currently not dependent on any single current manufacturer. We have long-standing relationships with all of our major container suppliers. Our technical services personnel review the designs for our containers and periodically audit the production facilities of our suppliers. In addition, we contract with independent third-party inspectors to monitor production at factories while our containers are being produced. This provides an extra layer of quality control and helps ensure that our containers are produced in accordance with our specifications.

Our Competition

We compete primarily with other container leasing companies, including both larger and smaller lessors. We also compete with bank leasing companies offering long-term operating leases, finance leases and container shipping lines, which sometimes lease their excess container inventory. Other participants in the shipping industry, such as container manufacturers, may also decide to enter the container leasing business. It is common for container shipping lines to utilize several leasing companies to meet their container needs and to minimize reliance on individual leasing companies.

Our competitors compete with us in many ways, including pricing, lease flexibility, supply reliability, customer service and the quality and condition of containers. Some of our competitors have greater financial resources than we do, or are affiliates of larger companies. We emphasize the quality of our fleet, supply reliability and high level of customer service to our container lessees. We focus on ensuring adequate container availability in high-demand locations, dedicate large portions of our organization to building relationships with lessees, maintain close day-to-day coordination with lessees and have developed a proprietary information technology system that allows our lessees to access real-time information about their containers.

Environmental Matters

We are subject to federal, state, local and foreign laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants to air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. We could incur substantial costs, including cleanup costs, fines and third-party claims for property or natural resource damage and personal injury, as a result of violations of or liabilities under environmental laws and regulations in connection with our or our lessees’ current or historical operations. Under some environmental laws in the United States and certain other countries, the owner or operator of a container may be liable for environmental damage, cleanup or other costs in the event of a spill or discharge of material from the container without regard to the fault of the owner or operator. While we typically maintain liability insurance coverage and typically require our lessees to provide us with indemnity against certain losses, the insurance coverage is subject to large deductibles, limits on maximum coverage and significant exclusions and may not be sufficient or available to protect against any or all liabilities and such indemnities may not cover or be sufficient to protect us against losses arising from environmental damage.

Regulation

We may be subject to regulations promulgated in various countries, including the United States, seeking to protect the integrity of international commerce and prevent the use of containers for international terrorism or other illicit activities. For example, the Container Security Initiative, the Customs-Trade Partnership Against Terrorism and Operation Safe Commerce are among the programs administered by the U.S. Department of Homeland Security that are designed to enhance security for cargo moving throughout the international transportation system by identifying existing vulnerabilities in the supply chain and developing improved methods for ensuring the security of containerized cargo entering and leaving the United States. Moreover, the International Convention for Safe Containers, 1972, as amended, adopted by the International Maritime Organization, applies to new and existing containers and seeks to maintain a high level of safety of human life in the transport and handling of containers by providing uniform international safety regulations. As these regulations develop and change, we may incur increased compliance costs due to the acquisition of new, compliant containers and/or the adaptation of existing containers to meet any new requirements imposed by such regulations.

Employees

As of December 31, 2007, we employed approximately 75 employees worldwide. We are not a party to any collective bargaining agreements. We believe that relations with our employees are good.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business and the Container Leasing Industry

The demand for leased containers depends on many political, economic and other factors beyond our control.

Substantially all of our revenue comes from activities related to the leasing of containers. Our ability to continue successfully leasing containers to container shipping lines, earning management fees on leased containers and attracting container investors to purchase container portfolios from us depends in part upon the continued demand for leased containers. The demand for containers is affected by numerous factors.

Demand for containers depends largely on the rate of world trade and economic growth, with U.S. consumer demand being the most critical factor affecting this growth. Economic downturns in one or more countries, particularly in the United States and other countries with consumer-oriented economies, could result in a reduction in world trade volume or in demand by container shipping lines for leased containers. Thus, a decrease in the volume of world trade may adversely affect our utilization and per diem rates and lead to reduced revenue, increased operating expenses (such as storage and repositioning costs) and have an adverse effect on our financial performance. We cannot predict whether, or when, such downturns will occur.

Much of our leasing business involves shipments of goods exported from Asia. From time to time, there have been economic disruptions, health scares, such as SARS and avian flu, financial turmoil, natural disasters and political instability in Asia. If these events were to occur in the future, they could adversely affect our container lessees and the general demand for shipping and lead to reduced demand for leased containers or otherwise adversely affect us.

Other general factors affecting demand for leased containers, utilization and per diem rates include the following:

•	prices of new and used containers;

•	economic conditions and competitive pressures in the shipping industry;

•	shifting trends and patterns of cargo traffic;

•	the availability and terms of container financing;

•	fluctuations in interest rates and foreign currency values;

•	overcapacity or undercapacity of the container manufacturers;

•	the lead times required to purchase containers;

•	the number of containers purchased by competitors and container lessees;

•	container ship fleet overcapacity or undercapacity;

•	increased repositioning by container shipping lines of their own empty containers to higher-demand locations in lieu of leasing containers from us;

•	consolidation or withdrawal of individual container lessees in the container shipping industry;

•	import/export tariffs and restrictions;

•	customs procedures, foreign exchange controls and other governmental regulations;

•	natural disasters that are severe enough to affect local and global economies; and

•	political and economic factors.

All of these factors are inherently unpredictable and beyond our control. These factors will vary over time, often quickly and unpredictably, and any change in one or more of these factors may have a material adverse effect on our business and results of operations. Many of these factors also influence the decision by container shipping lines to lease or buy containers. Should one or more of these factors influence container shipping lines to buy a larger percentage of the containers they operate, our utilization rate would decrease, resulting in decreased revenue and increased storage and repositioning costs.

Our operating results have fluctuated significantly in the past and may fluctuate significantly in the future.

Our revenue comes primarily from the leasing of containers owned by us, management fees earned on containers owned by container investors and gain on sale of container portfolios to container investors. Historically, our annual and quarterly total revenues, net income and cash flows have fluctuated significantly as a result of fluctuations in our gain on sale of container portfolios. Selling containers to container investors has very little associated incremental expense, which means that our quarterly results may fluctuate significantly depending upon the amount of gain on sale of container portfolios, if any, we realize in a quarter. Due to seasonal increased demand for containers in the several months leading up to the holiday season in the United States and Europe and higher demand for purchasing containers by container investors toward the end of the calendar year, a higher proportion of our container sales to investors has typically occurred in the second half of each calendar year. Although by comparison our container rental revenue and management fee revenue have historically fluctuated much less than our gain on sale of container portfolios, container rental revenue and management revenue may also fluctuate significantly in future periods based upon the level of demand by container shipping lines for leased containers, our ability to maintain a high utilization rate of containers in our total fleet, changes in per diem rates for leases and fluctuations in operating expenses.

A large part of our revenue comes from gain on sale of container portfolios and our container sale activities in the future may result in lower gains or losses on sales of containers.

Our revenue from gain on sale of container portfolios depends on our ability to make a profit on containers that we purchase and then resell to container investors. We typically enter into firm purchase orders for containers before we begin finding lessees for the containers, and the time necessary to lease these containers may be much longer than we anticipate. The price that a container investor is willing to pay for a portfolio of containers depends on a number of factors, including the historical and future expected cash flows from the portfolio to the container investor, the credit ratings of the lessees, the mix of short-term and long-term leases, the number of TEUs in the portfolio, the timing of the sale and alternative investment opportunities available to the container investor. If any of these factors changes unexpectedly during the period between the date of our purchase order to the date a container investor purchases the container from us, we may recognize a lower gain on sale of the containers to investors, sell them to container investors at a loss or retain them as part of our owned fleet.

The container investors that purchase containers from us are located in four countries and a change in the conditions and laws in any of these countries could significantly reduce demand by container investors to purchase containers.

The container investors that have historically purchased containers from us are located in Germany, Switzerland, Austria and Japan. The willingness of these investors to continue to purchase containers from us will depend upon a number of factors outside of our control, including the laws in the countries in which they are domiciled, the tax treatment of an investment and restrictions on foreign investments. If a change in tax laws or other conditions makes investments in containers less attractive, we will need to identify new container investors. The process of identifying new container investors and selling containers to them could be lengthy and we may not be able to find new container investors in these circumstances, which would result in a substantial reduction in the amount of gain on sale of container portfolios and cash flow.

We derive a substantial portion of our revenue for each of our container management and container leasing segments from a limited number of container investors and container lessees, respectively. The loss of, or reduction in business by, any of these container investors or container lessees could result in a significant loss of revenue and cash flow.

We have derived, and believe that we will continue to derive, a significant portion of our revenue and cash flow from a limited number of container investors and container lessees. Our business comprises two reportable segments for financial statement reporting purposes: container management and container leasing. Revenue for our container management segment comes primarily from container investors that purchase portfolios of containers and then pay us to manage the containers for them. Revenue for our container leasing segment comes primarily from container lessees that lease containers from our owned fleet.

Revenue from our ten largest container lessees represented 62.9% of the revenue from our container leasing segment for the year ended December 31, 2007, with revenue from our single largest container lessee accounting for 11.8%, or $4.7 million, of revenue from our container leasing segment during such period. This $4.7 million of revenue represented 7.2% of our total revenue for this period. We do not distinguish between our owned fleet and our managed fleet when we enter into leases with container shipping lines. Accordingly, the largest lessees of our owned fleet are typically among the largest lessees of our managed fleet, and our management fee revenue is based in part on the number of managed containers on lease to container lessees. As a result, the loss of, or default by, any of our largest container lessees could have a material adverse effect on the revenue for both our container management segment and our container leasing segment. In addition, many of the management agreements with our container investors contain performance criteria, such as minimum per diem net income per container or minimum utilization rates for the pool of containers owned by the container investors. In the event we fail to meet one or more of these criteria in a management agreement, the independent investment arrangers who typically act on behalf of container investors may have the right to terminate the management agreement. In the year ended December 31, 2007, container investors associated with five independent investment arrangers represented 95.4% of our container management revenue. If we were to not perform our obligations as a container manager under the management agreements controlled by an independent investment arranger, the independent investment manager could decide to terminate all of the management agreements under which we have not performed our obligations. Managed containers associated with our single largest container investor accounted for 48.0%, or $12.2 million, of revenue from our container management segment during the year ended December 31, 2007. This $12.2 million of revenue represented 18.8% of our total revenue for this period. The termination of the management agreements under the control of a single investment arranger or the loss of our largest container investor as a management services customer could have a material adverse effect on the revenue for our container management segment. For a description of our results of operations for the year ended December 31, 2007, see our audited financial statements.

Consolidation and concentration in the container shipping industry could decrease the demand for leased containers.

We primarily lease containers to container shipping lines. We believe container shipping lines require two TEUs of available containers for every TEU of capacity on their container ships. The container shipping lines have historically relied on a large number of leased containers to satisfy their needs. Consolidation of major container shipping lines could create efficiencies and decrease the demand that container shipping lines have for leased containers because they may be able to fulfill a larger portion of their needs through their owned container fleets. It could also create concentration of credit risk if the number of our container lessees decreases due to consolidation. Additionally, large container shipping lines with significant resources could choose to manufacture their own containers, which would decrease their demand for leased containers and could have an adverse impact on our business.

Per diem rates for our leased containers may decrease, which would have a negative effect on our business and results of operations.

Per diem rates for our leased containers depend on a large number of factors, including the following:

•	the type and length of the lease;

•	embedded residual assumptions;

•	the type and age of the container;

•	the number of new containers available for lease by our competitors;

•	the location of the container being leased; and

•	the price of new containers.

Because steel is the major component used in the construction of new containers, the price of new containers is highly correlated with the price of raw steel. Container prices and leasing rates increased from 2003 to 2004, and again in the second half of 2006, partially due to an increase in worldwide steel prices, while in the late 1990s, new container prices and per diem rates declined, because of, among other factors, a drop in worldwide steel prices and a shift in container manufacturing from Taiwan and Korea to areas in mainland China with lower labor costs. Container prices in early 2008 have risen from their 2007 levels. We cannot predict if recent price increases will be sustained or if container prices and per diem rates may fall again.

Per diem rates may be negatively impacted by the entrance of new leasing companies, overproduction of new containers by manufacturers and over-buying of containers by container shipping lines and leasing competitors. For example, during 2001 and again in 2005, overproduction of new containers, coupled with a build-up of container inventories in Asia by leasing companies and container shipping lines, led to decreasing per diem rates and utilization rates. In 2007, competitive pressures also reduced per diem rates. In the event that the container shipping industry were to be characterized by overcapacity in the future, or if available supply of containers were to increase significantly as a result of, among other factors, new companies entering the business of leasing and selling containers, both utilization and per diem rates may decrease, adversely affecting our revenue and operating results.

A reduction in the willingness of container investors to have us manage their containers could adversely affect our business, results of operations and financial condition.

A significant percentage of our revenue is attributable to management fees earned on services related to the leasing of containers owned by container investors. This revenue has very low direct operating costs associated with it. Accordingly, fluctuations in our management fee revenue in any period will have a significant impact on our profitability in that period. If we fail to meet performance requirements contained in our management agreements, container investors may seek to terminate these agreements. Moreover, our ability to continue to attract new management contracts depends upon a number of factors, including our ability to lease containers on attractive lease terms and to efficiently manage the repositioning and disposition of containers. In the event container investors perceive another container leasing company as better able to provide them with a stable and attractive rate of return, existing contracts may not be renewed, and we may lose management contract opportunities in the future, which could affect our business, results of operations and financial condition.

As we increase the number of containers in our owned fleet, we will be subject to significantly greater ownership risks.

The number of containers in our owned fleet fluctuates over time as we purchase new containers and sell containers to container investors or into the secondary resale market. As part of our strategy, we plan to increase both the number of owned containers as well as the number of managed containers in our fleet. We believe we will be able to find container investors to purchase the desired portion of the new containers that we purchase and lease. If we are unable to locate container investors to purchase these containers, we will operate the containers as part of our owned fleet. Ownership of containers entails greater risk than management of containers for container investors, meaning that as we increase the number of containers in our owned fleet, we are subject to an increased level of risk from loss or damage to equipment, financing costs, changes in per diem rates, re-leasing risk, changes in utilization rates, lessee defaults, repositioning costs, storage expenses, impairment charges and changes in sales price upon disposition of containers.

As we increase the number of containers in our owned fleet we will have significantly more capital at risk and may not be able to satisfy the future capital requirements of our container management business.

As we increase the number of containers in our owned fleet, either as a result of planned growth in our owned fleet or as a result of our inability to sell containers to container investors, we may need to maintain higher debt balances which may adversely affect our return on equity and reduce our capital resources, including our ability to borrow money to continue expanding our managed fleet. Future borrowings may not be available under our senior secured credit facility or we may not be able to refinance the facility, if necessary, on commercially reasonable terms or at all. We may need to raise additional debt or equity capital in order to fund our business, expand our sales activities and/or respond to competitive pressures. We may not have access to the capital resources we desire or need to fund our business. These effects, among others, may reduce our profitability and adversely affect our plans to continue the expansion of the container management portion of our business.

Our container lessees prefer newer containers, so to stay competitive we must continually add new containers to our fleet. If we are unable to make necessary capital expenditures, our fleet of containers may be less desireable to our container lessees and our profitability could suffer.

Gains and losses associated with the disposition of used equipment may fluctuate and adversely affect our results of operations.

We regularly sell used, older containers upon lease expiration. The residual values of these containers therefore affect our profitability. The volatility of the residual values of such containers may be significant. These values depend upon, among other factors, raw steel prices, applicable maintenance standards, refurbishment needs, comparable new container costs, used container availability, used container demand, inflation rates, market conditions, materials and labor costs and equipment obsolescence. Most of these factors are outside of our control.

Containers are typically sold if it is in the best interest of the owner to do so after taking into consideration earnings prospects, book value, remaining useful life, repair condition, suitability for leasing or other uses and the prevailing local sales price for containers. Gains or losses on the disposition of used container equipment and the sales fees earned on the disposition of managed containers will also fluctuate and may be significant if we sell large quantities of used containers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our gains or losses on the disposition of used container equipment.

We may incur significant costs to reposition containers.

When lessees return containers to locations where supply exceeds demand, we routinely reposition containers to higher demand areas. Repositioning expenses vary depending on geographic location, distance, freight rates and other factors, and may not be fully covered by drop-off charges collected from the last lessee of the containers or pick-up charges paid by the new lessee. We seek to limit the number of containers that can be returned and impose surcharges on containers returned to areas where demand for such containers is not expected to be strong. However, market conditions may not enable us to continue such practices. In addition, we may not accurately anticipate which port locations will be characterized by high or low demand in the future, and our current contracts will not protect us from repositioning costs if ports that we expect to be high-demand ports turn out to be low-demand ports at the time leases expire.

Lessee defaults may adversely affect our business, results of operations and financial condition by decreasing revenue and increasing storage, repositioning, collection and recovery expenses.

Our containers are leased to numerous container lessees. Lessees are required to pay rent and indemnify us for damage to or loss of containers. Lessees may default in paying rent and performing other obligations under their leases. A delay or diminution in amounts received under the leases (including leases on our managed containers), or a default in the performance of maintenance or other lessee obligations under the leases could adversely affect our business, results of operations and financial condition and our ability to make payments on our debt.

Our cash flows from containers, principally container rental revenue, management fee revenue, gain on sale of container portfolios, gain on disposition of used equipment and commissions earned on the sale of containers on behalf of container investors, are affected significantly by the ability to collect payments under leases and the ability to replace cash flows from terminating leases by re-leasing or selling containers on favorable terms. All of these factors are subject to external economic conditions and the performance by lessees and service providers that are not within our control.

When lessees default, we may fail to recover all of our containers and the containers we do recover may be returned to locations where we will not be able to quickly re-lease or sell them on commercially acceptable terms. We may have to reposition these containers to other places where we can re-lease or sell them, which could be expensive depending on the locations and distances involved. Following repositioning, we may need to repair the containers and pay container depots for storage until the containers are re-leased. For our owned containers these costs will directly reduce our income before taxes and for our managed containers, lessee defaults will increase operating expenses, and thus reduce our management fee revenue. While we maintain insurance to cover such defaults, it is subject to large deductible amounts and significant exclusions and, therefore, may not be sufficient to prevent us from suffering material losses. Additionally, this insurance might not be available to us in the future on commercially reasonable terms, or at all. While in recent years defaults by lessees on our owned fleet, as measured by our experience and reflected on our financial statements as an allowance for doubtful accounts, have not constituted a significant percentage of our assets, future defaults could have a material adverse effect on our business, results of operations and financial condition.

Changes in market price, availability or transportation costs of containers could adversely affect our ability to maintain our supply of containers.

We currently purchase almost all of our containers from manufacturers based in China. If it were to become more expensive for us to procure containers in China or to transport these containers at a low cost from China to the locations where they are needed by our container lessees because of changes in exchange rates between the U.S. Dollar and Chinese Yuan, further consolidation among container suppliers, increased tariffs imposed by the United States or other governments or for any other reason, we may have to seek alternative sources of supply. While we are not currently dependent on any single current manufacturer of our containers, we may not be able to make alternative arrangements quickly enough to meet our container needs, and the alternative arrangements may increase our costs. The availability of containers depends significantly on the availability and cost of steel in China. If a shortage of steel develops either in China or worldwide, container manufacturers may not be able to meet our demand for new containers which would limit our ability to add new containers to our fleet.

The price of containers has been rising and we could incur significant losses if container prices decline in the future.

We continue to build our owned container portfolios and have been purchasing containers at a higher price. Should the market price for containers suddenly fall in the near future, we could sustain significant losses from the impairment of our containers for sale and from the write-down of containers on lease to our customers.

Terrorist attacks, the threat of such attacks or the outbreak of war and hostilities could negatively impact our operations and profitability and may expose us to liability.

Terrorist attacks and the threat of such attacks have contributed to economic instability in the United States and elsewhere, and further acts or threats of terrorism, violence, war or hostilities could similarly affect world trade and the industries in which we and our container lessees operate. For example, worldwide containerized trade dramatically decreased in the immediate aftermath of the September 11, 2001 terrorist attacks in the United States, which affected demand for leased containers. In addition, terrorist attacks, threats of terrorism, violence, war or hostilities may directly impact ports, depots, our facilities or those of our suppliers or container lessees and could impact our sales and our supply chain. A severe disruption to the worldwide ports system and flow of goods could result in a reduction in the level of international trade and lower demand for our containers.

We maintain liability insurance that we believe would apply to claims arising from a terrorist attack, and our lease agreements require our lessees to indemnify us for all costs, liabilities and expenses arising out of the use of our containers, including property damage to the containers, damage to third-party property and personal injury. However, our lessees may not have adequate resources to honor their indemnity obligations and our insurance coverage is subject to large deductibles, a $15.0 million limit on coverage and significant exclusions. Accordingly, we may not be protected from liability (and expenses in defending against claims of liability) arising from a terrorist attack.

Our senior executives are critical to the success of our business and our inability to retain them or recruit new personnel could adversely affect our business.

Most of our senior executives and other management-level employees have over ten years of industry experience. We rely on this knowledge and experience in our strategic planning and in our day-to-day business operations. Our success depends in large part upon our ability to retain our senior management, the loss of one or more of whom could have a material adverse effect on our business. Our success also depends on our ability to retain our experienced sales force and technical personnel as well as recruiting new skilled sales, marketing and technical personnel. Competition for these individuals in our industry is intense and we may not be able to successfully recruit, train or retain qualified personnel. If we fail to retain and recruit the necessary personnel, our business and our ability to obtain new container lessees and provide acceptable levels of customer service could suffer. With the exception of Mr. Hiromitsu Ogawa, our Executive Chairman, Mr. Masaaki (John) Nishibori, our President and Chief Executive Officer, and Mr. Victor Garcia, our Senior Vice President and Chief Financial Officer, we do not have employment agreements with any of our employees.

We rely on our proprietary information technology system to conduct our business. If this system fails to adequately perform its functions, or if we experience an interruption in its operation, our business, results of operations and financial prospects could be adversely affected.

The efficient operation of our business is highly dependent on our proprietary information technology system. We rely on our system to track transactions, such as repair and depot charges and changes to book value, and movements associated with each of our owned or managed containers. We use the information provided by this system in our day-to-day business decisions in order to effectively manage our lease portfolio and improve customer service. We also rely on it for the accurate tracking of the performance of our managed fleet for each container investor. The failure of our system to perform as we expect could disrupt our business, adversely affect our results of operations and cause our relationships with lessees and container investors to suffer. In addition, our information technology system is vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, power loss and computer systems failures and viruses. Any such interruption could have a material adverse effect on our business, results of operations and financial prospects.

Our level of indebtedness reduces our financial flexibility and could impede our ability to operate.

We intend to borrow additional amounts under our senior secured credit facility and other debt facilities to purchase containers, make acquisitions and other investments. We expect that we will maintain a significant amount of indebtedness on an ongoing basis. All of our borrowings under our senior secured credit facility are due and payable on September 25, 2012, and there is no assurance that we will be able to refinance our outstanding indebtedness, or if refinancing is available, that it can be obtained on terms that we can afford.

Our senior secured credit facility requires us to pay a variable rate of interest, which will increase or decrease based on variations in certain financial indexes, and fluctuations in interest rates can significantly decrease our profits. We have purchased no hedge or similar contracts that would protect us against changes in interest rates.

The amount of our indebtedness could have important consequences for you, including the following:

•

requiring us to dedicate a substantial portion of our cash flow from operations to make payments on our debt, thereby reducing funds available for operations, future business opportunities and other purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•

making it more difficult for us to satisfy our debt obligations, and any failure to comply with such obligations, including financial and other restrictive covenants, could result in an event of default under the agreements governing such indebtedness, which could lead to, among other things, an acceleration of our indebtedness or foreclosure on the assets securing our indebtedness, which could have a material adverse effect on our business or financial condition;

•	limiting our ability to borrow additional funds, or to sell assets to raise funds, if needed, for working capital, capital expenditures, acquisitions or other purposes; and

•	increasing our vulnerability to general adverse economic and industry conditions, including changes in interest rates.

As of December 31, 2007, our total debt was approximately $147.6 million. We may not generate sufficient cash flow from operations to service and repay our debt and related obligations and have sufficient funds left over to achieve or sustain profitability in our operations, meet our working capital and capital expenditure needs or compete successfully in our industry.

We will require a significant amount of cash to service and repay our outstanding indebtedness and our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and repay our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. Based on the balance of our long-term indebtedness at December 31, 2007, we will require approximately $9.2 million to service our current indebtedness in the twelve months ending December 31, 2008. It is possible that:

•	our business will not generate sufficient cash flow from operations to service and repay our debt and to fund working capital requirements and planned capital expenditures;

•	future borrowings will not be available under our current or future credit facilities in an amount sufficient to enable us to refinance our debt; or

•	we will not be able to refinance any of our debt on commercially reasonable terms or at all.

Our senior secured credit facility imposes, and the terms of any future indebtedness may impose, significant operating, financial and other restrictions on us and our subsidiaries.

Restrictions imposed by our senior secured credit facility will limit or prohibit, among other things, our ability to:

•	incur additional indebtedness;

•	pay dividends on or redeem or repurchase our stock;

•	enter into new lines of business;

•	issue capital stock of our subsidiaries;

•	make loans and certain types of investments;

•	create liens;

•	sell certain assets or merge with or into other companies;

•	enter into certain transactions with stockholders and affiliates; and

•	restrict dividends, distributions or other payments from our subsidiaries.

These restrictions could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities. A breach of any of these restrictions, including breach of financial covenants, could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and fees, to be immediately due and payable and proceed against any collateral securing that indebtedness, which will constitute substantially all of our container assets.

We face extensive competition in the container leasing industry.

We may be unable to compete favorably in the highly competitive container leasing and container management businesses. We compete with a number of major leasing companies, many smaller lessors, manufacturers of container equipment, companies and financial institutions offering finance leases, promoters of container ownership and leasing as a tax-efficient investment, container shipping lines, which sometimes lease their excess container stocks, and suppliers of alternative types of containers for freight transport. Some of these competitors have greater financial resources and access to capital than we do. Additionally, some of these competitors may have large, underutilized inventories of containers, which could lead to significant downward pressure on per diem rates, margins and prices of containers.

Competition among container leasing companies depends upon many factors, including, among others, per diem rates; lease terms, including lease duration, drop-off restrictions and repair provisions; customer service; and the location, availability, quality and individual characteristics of containers. New entrants into the leasing business have been attracted by the high rate of containerized trade growth in recent years. New entrants may be willing to offer pricing or other terms that we are unwilling or unable to match. As a result, we may not be able to maintain a high utilization rate or achieve our growth plans.

The international nature of our business exposes us to numerous risks.

Our ability to enforce lessees’ obligations will be subject to applicable law in the jurisdiction in which enforcement is sought. As containers are predominantly located on international waterways, it is not possible to predict, with any degree of certainty, the jurisdictions in which enforcement proceedings may be commenced. For example, repossession from defaulting lessees may be difficult and more expensive in jurisdictions in which laws do not confer the same security interests and rights to creditors and lessors as those in the United States and in jurisdictions where recovery of containers from defaulting lessees is more cumbersome. As a result, the relative success and expedience of enforcement proceedings with respect to containers in various jurisdictions cannot be predicted.

We are also subject to risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. These risks include:

•	regional or local economic downturns;

•	changes in governmental policy or regulation;

•	restrictions on the transfer of funds into or out of the country;

•	import and export duties and quotas;

•	domestic and foreign customs and tariffs;

•	international incidents;

•	war, hostilities and terrorist attacks, or the threat of any of these events;

•	government instability;

•	nationalization of foreign assets;

•	government protectionism;

•	compliance with export controls, including those of the U.S. Department of Commerce;

•	compliance with import procedures and controls, including those of the U.S. Department of Homeland Security;

•	consequences from changes in tax laws, including tax laws pertaining to the container investors;

•	potential liabilities relating to foreign withholding taxes;

•	labor or other disruptions at key ports;

•	difficulty in staffing and managing widespread operations; and

•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions.

One or more of these factors could impair our current or future international operations and, as a result, harm our overall business.

We may incur costs associated with new security regulations, which may adversely affect our business, financial condition and results of operations.

We may be subject to regulations promulgated in various countries, including the United States, seeking to protect the integrity of international commerce and prevent the use of containers for international terrorism or other illicit activities. For example, the Container Security Initiative, the Customs-Trade Partnership Against Terrorism and Operation Safe Commerce are among the programs administered by the U.S. Department of Homeland Security that are designed to enhance security for cargo moving throughout the international transportation system by identifying existing vulnerabilities in the supply chain and developing improved methods for ensuring the security of containerized cargo entering and leaving the United States. Moreover, the International Convention for Safe Containers, 1972 (CSC), as amended, adopted by the International Maritime Organization, applies to new and existing containers and seeks to maintain a high level of safety of human life in the transport and handling of containers by providing uniform international safety regulations. As these regulations develop and change, we may incur compliance costs due to the acquisition of new, compliant containers and/or the adaptation of existing containers to meet new requirements imposed by such regulations. Additionally, certain companies are currently developing or may in the future develop products designed to enhance the security of containers transported in international commerce. Regardless of the existence of current or future government regulations mandating the safety standards of intermodal shipping containers, our competitors may adopt such products or our container lessees may require that we adopt such products. In responding to such market pressures, we may incur increased costs, which could have a material adverse effect on our business, financial condition and results of operations.

We operate in numerous tax jurisdictions. A taxing authority within any of these jurisdictions may challenge our operating structure which could result in additional taxes, interest and penalties that could materially impact our future financial results.

We have implemented a number of structural changes with respect to our international subsidiaries in an effort to reduce our income tax obligations in countries in which we operate. There can be no assurance that our tax structure and the amount of taxes we pay in any of these countries will not be challenged by the taxing authorities in these countries. If the tax authorities challenge our tax structure or the amount of taxes paid, we could incur substantial expenses associated with defending our tax position as well as expenses associated with the payment of any additional taxes, penalties and interest that may be imposed on us. The payment of these amounts could have an adverse material effect on our business and results of operations.

Environmental liability may adversely affect our business and financial condition.

We are subject to federal, state, local and foreign laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants to air, ground and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. We could incur substantial costs, including cleanup costs, fines and costs arising out of third-party claims for property or natural resource damage and personal injury, as a result of violations of or liabilities under environmental laws and regulations in connection with our or our lessees’ current or historical operations. Under some environmental laws in the United States and certain other countries, the owner or operator of a container may be liable for environmental damage, cleanup or other costs in the event of a spill or discharge of material from the container without regard to the fault of the owner or operator. While we typically maintain liability insurance and typically require lessees to provide us with indemnity against certain losses, the insurance coverage may not be sufficient, or available, to protect against any or all liabilities and such indemnities may not be sufficient to protect us against losses arising from environmental damage. Moreover, our lessees may not have adequate resources, or may refuse to honor their indemnity obligations and our insurance coverage is subject to large deductibles, coverage limits and significant exclusions.

We may face litigation involving our management of containers for container investors.

We manage containers for container investors under management agreements that are negotiated with each container investor. We make no assurances to container investors that they will make any amount of profit on their investment or that our management activities will result in any particular level of income or return of their initial capital. We believe that as the number of containers that we manage for container investors increases, there is a possibility that we may be drawn into litigation relating to the investments. Although our management agreements contain contractual protections and indemnities that are designed to limit our exposure to such litigation, such provisions may not be effective and we may be subject to a significant loss in a successful litigation by a container investor.

Our 80 percent ownership in CAIJ Ltd, a container investment arranger and advisor focused on arranging container investments with Japanese investors, may subject us to material litigation risks and damage to our professional reputation as a result of litigation allegations and negative publicity.

CAIJ Ltd (CAIJ) was formed and began operation in 2007 for the purpose of arranging investments in our containers with Japanese investors. CAIJ arranged $6.1 million of investments during 2007 and we expect that CAIJ will arrange more container investments in the future. Because we are the seller and manager of the containers that will be sold to investors on whose behalf CAIJ acts as an arranger and advisor, there is an inherent conflict of interest between us and CAIJ. We disclose this inherent conflict of interest to container investors prior to any sale to them, but we do not provide them with any assurances that they will realize a specific or any investment return on the containers purchased from, and managed by, us. In the event that these container investors realize losses on their investments or believe that the returns on their investments are lower than expected, they may make claims, including bringing lawsuits, against CAIJ or us for our alleged failure to act in their best interests. Any such claims could result in the payment of legal expenses and damages and also damage our reputation with container investors and potential container investors and materially and adversely affect our business, financial condition or results of operations.

Certain liens may arise on our containers.

Depot operators, repairmen and transporters may come into possession of our containers from time to time and have sums due to them from the lessees or sublessees of the containers. In the event of nonpayment of those charges by the lessees or sublessees, we may be delayed in, or entirely barred from, repossessing the containers, or be required to make payments or incur expenses to discharge liens on our containers.

We are pursuing acquisitions or joint ventures that could present unforeseen integration obstacles or costs.

We are pursuing acquisitions and joint ventures. Acquisitions involve a number of risks and present financial, managerial and operational challenges, including:

•	potential disruption of our ongoing business and distraction of management;

•	difficulty integrating personnel and financial and other systems;

•	hiring additional management and other critical personnel; and

•	increasing the scope, geographic diversity and complexity of our operations.

In addition, we may encounter unforeseen obstacles or costs in the integration of acquired businesses. Also, the presence of one or more material liabilities of an acquired company that are unknown to us at the time of acquisition may have a material adverse effect on our business. Acquisitions or joint ventures may not be successful, and we may not realize any anticipated benefits from acquisitions or joint ventures.

In the future, we may be required to pay personal holding company taxes, which would have an adverse effect on our cash flows, results of operations and financial condition.

The Internal Revenue Code requires any company that qualifies as a “personal holding company” to pay personal holding company taxes in addition to regular income taxes. A company qualifies as a personal holding company if (1) more than 50.0% of the value of the company’s stock is held by five or fewer individuals and (2) at least 60.0% of the company’s adjusted ordinary gross income constitutes personal holding company income, which, in our case, includes adjusted income from the lease of our containers. If we or any of our subsidiaries are a personal holding company, our undistributed personal holding company income, which is generally taxable income with certain adjustments, including a deduction for federal income taxes and dividends paid, will be taxed at a rate of 15.0%. Based upon our operating results, we were not classified as a personal holding company for the year ended December 31, 2007. Whether or not we or any of our subsidiaries are classified as personal holding companies for the year ending December 31, 2008 or in future years will depend upon the amount of our personal holding company income and the percentage of our outstanding common stock that will be beneficially owned by Hiromitsu Ogawa, who beneficially owned 51.9% of our common stock as of December 31, 2007. At some point in the future we could become liable for personal holding company taxes. The payment of personal holding company taxes in the future would have an adverse effect on our cash flows, results of operations and financial condition.

Our stock price has been volatile and may remain volatile.

The trading price of our common stock may be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, new services by us or our competitors, general conditions in the shipping industry and the intermodal container sales and leasing markets, changes in earnings estimates by analysts, or other events or factors. In addition, the public stock markets have experienced extreme price and trading volume volatility in recent months. The broad market fluctuations may adversely affect the market price of our common stock. Since the initial public offering of our stock at $15.00 per share on May 16, 2007 to February 29, 2008 our stock price has fluctuated between a high closing price of $15.05 on May 29, 2007 and a low closing price of $8.18 on January 23, 2008. Factors affecting the trading price of our common stock may include:

•	variations in our financial results;

•	changes in financial estimates or investment recommendations by any securities analysts following our business;

•	the public’s response to our press releases, our other public announcements and our filings with the Securities and Exchange Commission;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	future sales of common stock by us or our directors, officers or significant stockholders or the perception such sales may occur;

•	our ability to achieve operating results consistent with securities analysts’ projections;

•	the operating and stock price performance of other companies that investors may deem comparable to us;

•	recruitment or departure of key personnel;

•	our ability to timely address changing container lessee preferences;

•	container market and industry factors;

•	general stock market conditions; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to such events.

In addition, if the market for companies deemed similar to us or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business or financial results. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us.

Future sales of our common stock, or the perception that such future sales may occur, may cause our stock price to decline and impair our ability to obtain capital through future stock offerings.

A substantial number of shares of our common stock held by our current stockholders could be sold into the public market at anytime. The occurrence of such sales, or the perception that such sales could occur, could materially and adversely affect our stock price and could impair our ability to obtain capital through an offering of equity securities.

We do not expect to pay any dividends in the foreseeable future.

We do not anticipate paying any cash dividends to holders of our common stock in the foreseeable future. In addition, our senior secured credit facility includes restrictions on our ability to pay cash dividends. Agreements governing future indebtedness will likely contain similar restrictions on our ability to pay cash dividends. Consequently, investors must rely on sales of their common stock as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

If securities analysts do not publish research or reports about our business or if they change their financial estimates or investment recommendation, the price of our stock could decline.

The trading market for our common shares will rely in part on the research and reports that industry or financial analysts publish about us or our business. We do not control or influence the decisions or opinions of these analysts and analysts may not cover us.

If any analyst who covers us changes his or her financial estimates or investment recommendation, the price of our stock could decline. If any analyst ceases coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.

Our founder, Hiromitsu Ogawa, will continue to have substantial control over us and could act in a manner with which other stockholders may disagree or that is not necessarily in the interests of other stockholders.

Based upon beneficial ownership as of February 29, 2008, Mr. Ogawa beneficially owns approximately 51.9 % of our outstanding common stock. As a result, he may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, he may have the ability to control the management and affairs of our company. Mr. Ogawa may have interests that are different from yours. For example, he may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of us or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock. In addition, as our Executive Chairman, Mr. Ogawa will influence decisions to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

Our certificate of incorporation and bylaws and Delaware law contain provisions that could discourage a third party from acquiring us and consequently decrease the market value of an investment in our common stock.

Our certificate of incorporation and bylaws and Delaware corporate law each contain provisions that could delay, defer or prevent a change in control of our company or changes in our management. Among other things, these provisions:

•	authorize us to issue preferred stock that can be created and issued by the board of directors without prior stockholder approval, with rights senior to those of our common stock;

•

permit removal of directors only for cause by the holders of a majority of the shares entitled to vote at the election of directors and allow only the directors to fill a vacancy on the board of directors;

•	prohibit stockholders from calling special meetings of stockholders;

•	prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

•	allow the authorized number of directors to be changed only by resolution of the board of directors;

•	establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting;

•	classify our board of directors into three classes so that only a portion of our directors are elected each year; and

•	allow our directors to amend our bylaws.

These provisions could discourage proxy contests and make it more difficult for our stockholders to elect directors and take other corporate actions, which may prevent a change of control or changes in our management that a stockholder might consider favorable. In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of us. Any delay or prevention of a change in control or change in management that stockholders might otherwise consider to be favorable could cause the market price of our common stock to decline.

Implementation of required public-company corporate governance and financial reporting practices and policies will increase our costs, and we may be unable to provide the required financial information in a timely and reliable manner.

The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), requires annual management assessments of the effectiveness of internal control over financial reporting and a report by our independent auditors rendering an opinion on the effectiveness of our internal control over financial reporting. If we fail to maintain the adequacy and effectiveness of internal control over financial reporting, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act and related regulations. Although our management has concluded that adequate internal control procedures are currently in place, no system of internal control can provide absolute assurance that the financial statements are accurate and free of errors. As a result, the risk exists that our internal control may not detect all errors or omissions in the financial statements.

As of December 31, 2008, our independent auditors must report on the effectiveness of such internal controls over financial reporting. Our management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that will be applicable to us as a public company. If we are not able to implement the requirements of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent auditors may not be able to certify as to the effectiveness of our internal controls over financial reporting. This result may subject us to adverse regulatory consequences, and could lead to a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. We could also suffer a loss of confidence in the reliability of our financial statements if we disclose material weaknesses in our internal controls. In addition, if we fail to develop and maintain effective controls and procedures, we may be unable to provide the required financial information in a timely and reliable manner or otherwise comply with the standards applicable to us as a public company. Any failure by us to timely provide the required financial information could materially and adversely impact our financial condition and the market value of our stock.

We may incur future asset impairment charges.

An asset impairment charge may result from the occurrence of unexpected adverse events or management decisions that impact our estimates of expected cash flows generated from our long-lived assets. We regularly review our long-lived assets for impairment, including when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We may be required to recognize asset impairment charges in the future as a result of reductions in demand for specific container and chassis types, a weak economic environment, challenging market conditions, events related to particular customers or asset type, or as a result of asset or portfolio sale decisions by management.

The requirements of Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets” (FAS 142) may result in a write-off of all or a portion of our goodwill and non-amortizable intangible assets, which would negatively affect our operating results and financial condition.

As of December 31, 2007, we had goodwill of $50.2 million in our consolidated balance sheet. Under FAS 142, goodwill is not amortized. In lieu of amortization, we are required to perform an annual impairment review of goodwill. We perform our annual impairment test for indications of goodwill impairment in the fourth quarter of our fiscal year or sooner if indicators of impairment exist. At December 31, 2007, the time of our latest annual review we concluded that no impairment of goodwill existed. If we were required to take an impairment charge to our goodwill in connection with the requirements of FAS 142, our operating results may decrease and our financial condition may be harmed.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

Office Locations. As of December 31, 2007, our employees are located in 11 offices in 9 different countries including the United States. We have 3 offices in the U.S. including our headquarters in San Francisco, California. We have 7 offices outside the U.S. We lease all of our office space, except our office in New Jersey. In addition, we have agents all over the world.

The following table summarizes the facilities we leased as of December 31, 2007:

Office Location—U.S. Properties

San Francisco, CA (Headquarters)

Charleston, SC

Office Location—International Properties

London, United Kingdom

Antwerp, Belgium

Hong Kong

Singapore

Tokyo, Japan

Kuala Lumpur, Malaysia

Taipei, Taiwan

Seoul, Korea

ITEM 3.	LEGAL PROCEEDINGS

From time to time we may become a party to litigation matters arising in connection with the normal course of our business. While we cannot predict the outcome of these matters, in the opinion of our management, any liability arising from these matters will not have a material adverse effect on our business. Nevertheless, unexpected adverse future events, such as an unforeseen development in our existing proceedings, a significant increase in the number of new cases or changes in our current insurance arrangements could result in liabilities that have a material adverse impact on our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of CAI International, Inc. during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the New York Stock Exchange (NYSE) under the symbol “CAP” since May 16, 2007. Prior to that time, there was no public market for our common stock. Since the initial public offering of our stock at $15.00 per share on May 16, 2007 to January 31, 2008, our stock price has fluctuated between a high closing price of $15.05 on May 29, 2007 and a low closing price of $8.18 on January 23, 2008.

The following table reflects the range of high and low sales prices, as reported on the New York Stock Exchange, for our common stock in each quarter of the year ended December 31, 2007.

	High	Low
Fourth Quarter	$14.46	$10.52
Third Quarter	$14.10	$12.08
Second Quarter (from IPO date on May 16, 2007)	$15.05	$13.02

On February 29, 2008, the closing price of the common stock was $ 10.11 as reported on the NYSE. On that date, there were approximately 32 registered holders of record of the common stock and approximately 284 beneficial holders, based on information obtained from the Company’s transfer agent.

Dividends

We have never declared or paid dividends on our capital stock nor intend to pay any dividends in the foreseeable future. We intend to retain future earnings to finance the operation and expansion of our business.

PERFORMANCE GRAPH

The graph below compares cumulative shareholder returns for the Company as compared with the Russell 2000 Stock Index and the S&P Midcap 400 Stock Index for the period from May 16, 2007 (the date CAI International, Inc. common stock began trading at the NYSE) to December 31, 2007. The graph assumes an investment of $100 as of May 16, 2007.

Company/Index	Base Period 5/16/07	INDEXED RETURNS Quarters Ending
		6/30/07	9/30/07	12/31/07
CAI INTERNATIONAL, INC.	$100	$87.13	$94.00	$70.13
RUSSELL 2000 INDEX	100	101.65	98.20	93.40
S&P MIDCAP 400 INDEX	100	100.35	99.18	96.17

ITEM 6.	SELECTED FINANCIAL DATA

On October 1, 2006, we repurchased 10,584,000 shares, or 50.0% of our then-outstanding common stock held by Interpool. In connection with this transaction we applied pushdown accounting in accordance with Staff Accounting Bulletin (SAB) No. 54 and accounted for the purchase as a step acquisition in accordance with Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, issued by Financial Accounting Standards Board (FASB). Due to the application of pushdown accounting and step acquisition accounting in our financial statements, our financial condition and results of operations after September 30, 2006 are not comparable in some respects to our financial condition and results of operations reflected in our historical financial statements as of dates or for periods prior to October 1, 2006. The consolidated balance sheet and statement of income data prior to October 1, 2006 as presented below, refer to the Predecessor company and this period is referred to as the Predecessor period which relates to the period prior to our repurchase of our common stock held by Interpool. The consolidated balance sheet and statement of income data on and subsequent to October 1, 2006 refer to the Successor company and the period is referred to as the Successor period which relates to the period after we repurchased our common stock held by Interpool. A line has been drawn between the financial statements data to distinguish between the Predecessor and Sucessor periods.

The selected financial data presented below under the heading “Consolidated Statement of Income Data” for the years ended December 31, 2007, three months ended December 31, 2006 and nine months ended September 30, 2006, and year ended December 31, 2005 and under the heading “Consolidated Balance Sheet Data” as of December 31, 2007 and 2006 have been derived from our audited consolidated financial statements included elsewhere in this 10-K filing. The selected financial data presented below under the heading “Statement of Income Data” for the year ended December 31, 2004 and under the heading “Consolidated Balance Sheet Data” as of December 31, 2005 have been derived from our audited consolidated financial statements that were included in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 11, 2007. The selected financial data presented below under the heading “Consolidated Statement of Income Data” for the year ended December 31, 2003 and under the heading “Consolidated Balance Sheet Data” as of December 31, 2004 and 2003 have been derived from our unaudited consolidated financial statements also included in our S-1 filing. In the opinion of management, all unaudited selected financial data presented below under the headings “Statement of Income Data” and “Balance Sheet Data” reflect all normal and recurring adjustments necessary to present fairly our results for and as of the periods presented.

We adopted FASB Staff Position (FSP) AUG AIR-1 effective January 1, 2007. As a result, we retroactively adjusted our consolidated financial statements to reflect the direct expense method of accounting for maintenance, a method permitted under this Staff Position. The impact of the application of FSP AUG AIR-1 to our storage and handling expense was a decrease of $778,000 for 2003, increases of $511,000 and $421,000 for 2004 and 2005, respectively, an increase of $179,000 for the nine months ended September 30, 2006 and an increase of $47,000 for the three months ended December 31, 2006.

Historical results are not necessarily indicative of the results of operations to be expected in future periods. You should read the selected consolidated financial data and operating data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and related notes included elsewhere in this 10-K filing.

All common share and per share data have been adjusted to retroactively reflect the 420-to-1 stock split that occurred on April 23, 2007.

Consolidated Statement of Income Data

	Successor		Predecessor
	Year Ended December 31, 2007	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year Ended December 31,
				2005	2004	2003
(Dollars in thousands, except per share data)						(unaudited)
Revenue:
Container rental revenue	$38,148	$9,383	$24,228	$39,614	$45,855	$39,729
Management fee revenue	12,663	3,569	8,530	11,230	6,809	4,872
Gain on sale of container portfolios	12,855	5,392	8,365	9,913	13,420	3,289
Finance lease income	1,206	267	927	829	602	194

Total revenue	64,872	18,611	42,050	61,586	66,686	48,084

Operating expenses:
Depreciation of container rental equipment	8,805	2,360	9,653	14,764	15,545	15,359
Amortization of intangible assets	1,241	307	—	—	—	—
Impairment of container rental equipment	365	81	270	572	275	989
Gain on disposition of used container equipment	(4,400)	(747)	(804)	(1,166)	(718)	(319)
Gain on settlement of lease obligation	(780)	—	—	—	—	—
Equipment rental expense	961	395	1,187	6,875	10,636	10,787
Storage, handling and other expenses	3,077	779	2,411	3,853	6,164	8,265
Marketing, general and administrative expenses	15,668	3,389	8,967	12,551	11,783	9,317

Total operating expenses	24,937	6,564	21,684	37,449	43,685	44,398

Operating income	39,935	12,047	20,366	24,137	23,001	3,686

Interest expense	10,406	3,715	4,183	7,798	7,651	7,386
Gain on extinguishment of debt	(681)	—	—	—	—	—
Interest income	(126)	(20)	(37)	(27)	(28)	(36)

Net interest expense	9,599	3,695	4,146	7,771	7,623	7,350

Income before income taxes	30,336	8,352	16,220	16,366	15,378	(3,664)
Income tax expense (benefit)	11,102	3,119	5,856	6,377	6,149	(1,015)

Net income (loss)	19,234	5,233	10,364	9,989	9,229	(2,649)
(Accretion)/decretion of preferred stock	(5,577)	(6)	1,464	(713)	(641)	(476)

Net income (loss) available to common shareholders	$13,657	$5,227	$11,828	$9,276	$8,588	$(3,125)

Net income (loss) per share:
Basic	$0.93	$0.49	$0.56	$0.44	$0.41	$(0.15)
Diluted	$0.85	$0.36	$0.48	$0.44	$0.41	$(0.15)
Weighted average shares outstanding :
Basic	14,713	10,584	21,168	21,168	21,168	21,168
Diluted	16,682	16,270	21,735	21,168	21,168	21,168
Other Financial Data:
EBITDA (unaudited)(1)	$50,108	$14,746	$30,094	$38,996	$38,644	$19,173
Purchase of containers	219,530	45,843	89,366	127,288	125,732	60,699
Net proceeds from sale of container portfolios	113,402	49,252	67,912	102,097	119,224	37,373

Consolidated Balance Sheet Data

	Successor		Predecessor
	As of December 31,
	2007	2006	2005	2004	2003
(In thousands)				(unaudited)
Cash	$8,433	$20,359	$7,573	$5,532	$3,341
Container rental equipment, net	242,606	161,353	134,563	141,127	160,893
Net investment in direct finance leases	10,966	6,577	7,269	3,750	1,150
Total assets	359,099	283,000	180,661	181,958	193,098
Long-term debt	147,600	153,806	81,711	98,650	120,650
Total liabilities	227,951	250,345	141,308	154,289	176,321
Cumulative redeemable convertible preferred stock	—	4,900	6,358	3,847	1,600
Total stockholders’ equity	131,148	27,755	32,995	23,822	15,178

Selected Operating Data (unaudited):

Managed fleet in TEUs	500,433	483,333	456,076	416,254	307,056
Owned fleet in TEUs	253,910	185,645	141,653	171,790	228,353

	754,343	668,978	597,729	588,044	535,409

Percentage of on-lease fleet on long-term leases	70.9%	65.3%	64.7%	57.7%	60.0%
Percentage of on-lease fleet on short-term leases	26.8%	32.8%	33.5%	41.2%	38.7%
Percentage of on-lease fleet on finance leases	2.3%	1.9%	1.8%	1.1%	1.3%

	100.0%	100.0%	100.0%	100.0%	100.0%

Average annual utilization rate	94.3%	90.6%	90.7%	89.8%	81.6%

(1)	EBITDA is defined as net income before interest, income taxes, depreciation and amortization. We believe EBITDA is helpful in understanding our past financial performance as a supplement to net income and other performance measures calculated in conformity with accounting principles generally accepted in the United States (“GAAP”). Our management believes that EBITDA is useful to investors in evaluating our operating performance because it provides a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies in our industry. EBITDA has limitations as an analytical tool and you should not consider it in isolation or as a substitute for any measure reported under GAAP. EBITDA’s usefulness as a performance measure as compared to net income is limited by the fact that EBITDA excludes the impact of interest expense, depreciation and amortization expense and taxes. We borrow money in order to finance our operations; therefore, interest expense is a necessary element of our costs and ability to generate revenue. Similarly, our use of capital assets makes depreciation and amortization expense a necessary element of our costs and ability to generate income. In addition, since we are subject to state and federal income taxes, any measure that excludes tax expense has material limitations. Moreover, EBITDA is not calculated identically by all companies; therefore our presentation of EBITDA may not be comparable to similarly titled measures of other companies. Due to these limitations, we use EBITDA as a measure of performance only in conjunction with GAAP measures of performance, such as net income. The following table provides a reconciliation of EBITDA to net income, the most comparable performance measure under GAAP:

	Successor		Predecessor
	Year Ended December 31, 2007	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year Ended December 31,
				2005	2004	2003
(In thousands)	(Unaudited)
Net income (loss)	$19,234	$5,233	$10,364	$9,989	$9,229	$(2,649)

Add:
Net interest expense	9,599	3,695	4,146	7,771	7,623	7,350
Depreciation	8,932	2,392	9,728	14,859	15,643	15,487
Amortization of intangible assets	1,241	307	—	—	—	—
Income tax expense (benefit)	11,102	3,119	5,856	6,377	6,149	(1,015)

EBITDA	$50,108	$14,746	$30,094	$38,996	$38,644	$19,173

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes thereto. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those contained in or implied by any forward-looking statements. See “Special Note Regarding Forward-Looking Statements.” Factors that could cause or contribute to these differences include those discussed below and elsewhere in this 10-K filing, particularly in “Risk Factors.”

Prior to October 1, 2006, we had two principal stockholders, each of whom beneficially owned 50.0% of our outstanding common stock. These stockholders were our Executive Chairman, Hiromitsu Ogawa, and Interpool. On October 1, 2006, we repurchased 10,584,000 shares, or 50.0% of our then-outstanding common stock held by Interpool. The repurchase resulted in an increase in the percentage of our outstanding common stock held by Mr. Ogawa from 50.0% to 100.0%. In connection with this transaction we have applied pushdown accounting in accordance with SAB No. 54 and accounted for the purchase as a step acquisition in accordance with SFAS No. 141. Due to the application of pushdown accounting and step acquisition accounting in our financial statements, our financial condition and results of operations after September 30, 2006 are not comparable in some respects to our financial condition and results of operations reflected in our historical financial statements as of dates or for periods prior to October 1, 2006. The consolidated balance sheet and statement of income data in this Form 10-K prior to October 1, 2006, refer to the Predecessor company and this period is referred to as the Predecessor period, while the consolidated balance sheet and statement of income data on and subsequent to October 1, 2006 refer to the Successor company and the period is referred to as the Successor period. A line has been drawn between the accompanying financial statements to distinguish between the Predecessor and Successor periods. In addition, for comparative and analytical purposes we have mathematically combined the results of the Successor company for the three months ended December 31, 2006 with the results of the Predecessor company for the nine months ended September 30, 2006 to come up with the results for the year ended December 31, 2006. The combined data are not in compliance with generally accepted accounting principles and is being presented for analytical purposes only.

The financial information included in this discussion and in our consolidated financial statements may not be indicative of our consolidated financial position, operating results, changes in equity and cash flows in the future, or what they would have been had our equity structure not changed during the periods presented.

Overview

We are one of the world’s leading container leasing and management companies. We purchase new containers, lease them to container shipping lines and either retain them as part of our owned fleet or sell them to container investors for whom we then provide management services. In operating our fleet, we lease, re-lease and dispose of containers and contract for the repair, repositioning and storage of containers. As of December 31, 2007, our fleet comprised 754,000 TEUs, 66.3% of which represented our managed fleet and 33.7% of which represented our owned fleet.

We plan to increase both the number of owned containers as well as the number of managed containers in our fleet. During the year ended December 31, 2007, we paid $219.5 million to purchase new containers. We believe it is important to maintain a balance between the size of our owned fleet and our managed fleet to preserve our strength of having multiple sources of revenue.

Our business comprises two reportable segments for financial statement reporting purposes—container management and container leasing. Our container leasing segment revenue comprises container rental revenue and finance lease income from our owned fleet and our container management segment revenue comprises gain on sale of container portfolios and management fee revenue for managing containers for container investors. For the year ended December 31, 2007, three months ended December 31, 2006, nine months ended September 30, 2006 and December 31, 2005, our container leasing segment generated income before income taxes of $15.9 million, $1.9 million, $5.8 million and $4.3 million, respectively, and our container management segment generated income before income taxes of $14.3 million, $6.4 million, $10.4 million and $13.9 million, respectively.

Our revenue depends primarily upon a combination of: (1) the number of containers in our fleet; (2) the utilization level of containers in our fleet; and (3) the per diem rates charged under each container lease. These factors directly affect the amount of our container rental revenue and indirectly affect the amount of our management fee revenue. The number of TEUs in our fleet varies over time as we purchase new containers based on prevailing market conditions during the year, sell portfolios of containers to container investors and sell used containers to parties in the secondary resale market. The timing of our orders and the actual number of TEUs we order at any one time are based upon our expectations for the three to six months ollowing our order regarding demand for containers, new container prices, per diem rates, interest rates, container investor interest in purchasing leased containers and competitive conditions. The time between the date we take delivery of a container and the date we begin to recognize revenue from a container can vary substantially. If we take delivery of a container before we are able to lease it, our operating results could be adversely affected until the container is either leased or sold.

Our net income will fluctuate based, in part, upon changes in the proportion of our revenue from our container management segment and the proportion of our revenue from our container leasing segment. We incur significantly lower operating expenses in connection with the revenues from our container management segment as compared to the operating expenses associated with revenues from our container leasing segment. In particular, we recognize an insignificant amount of operating expense in connection with our gain on sale of container portfolios. As a result, a change in the amount of revenues from our container management segment typically will have a disproportionately larger impact on our net income than an equal change in the amount of revenue from our container leasing segment.

From April 1998 through September 2006, 50.0% of our common stock was owned by Mr. Ogawa and his family and 50.0% of our common stock was owned by Interpool. On October 1, 2006, we acquired Interpool’s 50.0% interest in our common stock for $77.5 million. We paid $40.0 million of cash and issued a convertible subordinated note to Interpool in the aggregate principal amount of $37.5 million. We repaid the note to Interpool out of the net proceeds we received from our IPO. Also, in connection with the repurchase of our common stock from Interpool, we repaid the outstanding $3.0 million balance on a subordinated note we had previously issued to Interpool, terminated a warrant held by Interpool to purchase our common stock and entered into a new container management agreement with Interpool. As a result of our repurchase of our common stock from Interpool and the resulting increase in Mr. Ogawa’s beneficial ownership of common stock from 50.0% to 100.0%, we applied pushdown accounting in accordance with SAB No. 54 and accounted for the purchase as a step acquisition in accordance with SFAS No. 141. Due to the application of pushdown accounting and step acquisition accounting in our financial statements, our financial condition and results of operations after September 30, 2006 will not be comparable in some respects to our financial condition and results of operations reflected in our historical financial statements as of dates or for periods prior to October 1, 2006.

On February 16, 2007, our Executive Chairman, Hiromitsu Ogawa, sold 1,691,760 shares of his common stock to DBJ Value Up Fund (“DBJ”), an affiliate of the Development Bank of Japan, representing approximately 14.9% beneficial ownership in us after giving effect to the subsequent conversion of our outstanding Series A cumulative redeemable convertible preferred stock on May 15, 2007.

We completed an initial public offering (“IPO”) of our common stock at $15.00 per share on May 16, 2007, and listed our common stock on the New York Stock exchange under the symbol “CAP”. We sold 5.8 million shares of common stock and generated net proceeds of approximately $78.1 million, after deducting underwriting discounts and other offering expenses. We used part of the net proceeds from the IPO to pay the $37.5 million convertible subordinated note payable to Interpool and our $17.5 million term loan outstanding under our senior secured credit facility. We used the remaining $23.1 million to pay a portion of the amount outstanding under our revolving line of credit included in our senior secured credit facility with a consortium of banks.

The IPO of our common stock, the conversion of our Series A cumulative redeemable convertible preferred stock to common stock and the sale of portion of a Mr. Ogawa’s common stock holdings to DBJ has reduced the percentage of common stock held by Mr. Ogawa to approximately 51.9% as of February 29, 2008.

Factors Affecting Our Performance

We believe there are a number of factors that have affected, and are likely to continue to affect, our operating performance. These factors include the following, among others:

•	the strength of global and regional economies generally and the volume of global trade;

•	changes in the amount of gain we can realize on sales of portfolios of leased containers to container investors;

•	changes in demand for container leases;

•	changes in the mix of short-term versus long-term leases;

•	changes in the per diem rates for leases;

•	changes in the number of containers in our owned fleet;

•	defaults by container lessees;

•	economic disruptions, health scares, financial turmoil and political instability;

•	terrorism, or the threat of terrorism, violence or hostilities that affect the flow of world trade and the demand for containers;

•	the development of emerging economies in Asia and other parts of the world and the resulting change in trade patterns;

•	fluctuations in interest rates; and

•	increased competition.

For further details of these and other factors which may affect our business and results of operations, see “Risk Factors.”

Key Financial Metrics

Utilization. We measure utilization on the basis of TEUs on lease expressed as a percentage of our total fleet available for lease. We calculate TEUs available for lease by excluding containers that have been manufactured for us but have not been delivered and containers designated as held-for-sale units. We calculate our utilization rate for a period by averaging the utilization rates at the end of each calendar month during the period. Our utilization is primarily driven by the overall level of container demand, the location of our available containers and the quality of our relationships with container lessees. The location of available containers is critical because containers available in high-demand locations are more readily leased and are typically leased on more favorable terms than containers available in low-demand locations.

The container leasing market is highly competitive. As such, our relationships with our container lessees are important to ensure that container shipping lines continue to select us as one of their providers of leased containers. Our annual average fleet utilization rate was 94.3% for the year ended December 31, 2007, 90.6% for the year ended December 31, 2006, and 90.7% for the year ended December 31, 2005. The overall increase in our utilization rate since the beginning of 2005 was primarily attributable to a significant increase in world trade and secondary sales of containers. In addition, there has been strong growth in overall container ship capacity to meet the increased trade demands.

Per Diem Rates. The per diem rate for a lease is set at the time we enter into a lease agreement. Our long-term per diem rate has historically been strongly influenced by new container pricing (which in turn is heavily influenced by steel and other component pricing), interest rates, the balance of supply and demand for containers at a particular time and location, our estimate of the residual value of the container at the end of the lease, the type and age of the container being leased, purchasing activities of containers by container shipping lines and efficiencies in container utilization by container shipping lines. Average per diem rates for containers in our owned fleet and in the portfolios of containers comprising our managed fleet change only slightly in response to changes in new container prices because existing lease agreements can only be re-priced upon the expiration of the lease. Average per diem rates per TEU for long-term leases for our total fleet for the year ended December 31, 2007 were unchanged from the year ended December 31, 2006 and increased by 1.2% for the year ended December 31, 2006, as compared to the year ended December 31, 2005. Average per diem rates per TEU for short-term leases in our total fleet decreased by 0.1% for the year ended December 31, 2007, as compared to the year ended December 31, 2006, and decreased by 4.2% for the year ended December 31, 2006 as compared to the year ended December 31, 2005.

Revenue

Our revenue comprises container rental revenue, management fee revenue, gain on sale of container portfolios and finance lease income.

Container Rental Revenue. We generate container rental revenue by leasing our owned containers to container shipping lines. Container rental revenue comprises monthly lease payments due under the lease agreements together with payments for other charges set forth in the leases, such as handling fees, drop-off charges and repair charges.

Management Fee Revenue. Management fee revenue is generated by our management services, which include the leasing, re-leasing, repair, repositioning, storage and disposition of containers. We provide these management services pursuant to management agreements with container investors that purchase portfolios of containers from us. Under these agreements, we earn fees for the management of the containers and a commission, or managed units’ sales fee, upon disposition of containers under management. The management agreements typically have terms of eight to 12 years. Our management fees are calculated as a percentage of net operating revenue for each managed container, which is calculated as the lease payment and any other revenue attributable to a specific container owned by the container investor under a lease minus operating expenses related to the container but does not include the container investor’s depreciation or financing expense. The management fee percentage varies based upon the type of lease and the terms of the management agreement. Management fee percentages for long-term leases are generally lower than management fee percentages for short-term leases because less management time is required to manage long-term leases. The managed units’ sales fees are equal to a fixed dollar amount or based upon a percentage of the sales price.

Gain on Sale of Container Portfolios. Gain on sale of container portfolios is generated when we sell containers, most of which are on lease at the time of sale, to container investors. Historically, we have entered into management agreements with container investors to manage the portfolios of containers that we have sold to them. The amount of revenue we recognize on these sales of containers is equal to the difference between the cash we receive from container investors and the net book value of the containers sold. We rely upon our borrowing capacity under our senior secured credit facility for the flexibility to hold containers until we sell them to container investors. We have historically been able to sell leased containers to container investors at a gain, and we have typically recognized higher revenue from gain on sale of container portfolios in periods of rising container prices. Because we enter into firm purchase orders for containers before we begin finding lessees for the containers, there is a risk that the time necessary to lease these containers may be much longer than we anticipate or that the price that container investors are willing to pay for portfolios of containers may decline before we take delivery. The price that a container investor is willing to pay for a portfolio of containers depends on a number of factors, including the historical and future expected cash flows from the portfolio to the container investor, the credit ratings of the lessees, the mix of short-term and long-term leases, the number of TEUs in the portfolio, the timing of the sale and alternative investment opportunities available to the container investor. If any of these factors change unexpectedly during the period between the date of our purchase order to the date a container investor purchases the container from us, we may recognize a lower gain on sale of the containers to investors, sell them to container investors at a loss or retain them as part of our owned fleet.

Finance Lease Income. A small percentage of our total fleet is subject to finance leases. Under a finance lease, the lessee’s payment consists of principal and interest components. The interest component is recognized as finance lease income. Lessees under our finance leases have the substantive risks and rewards of container ownership and may have the option to purchase the containers at the end of the lease term for a nominal amount.

Operating Expenses

Our operating expenses are depreciation of container rental equipment, impairment of container rental equipment, amortization of intangible assets, equipment rental expense, storage, handling and other expenses applicable to our owned containers as well as marketing, general and administrative expenses for our total fleet.

We depreciate most of our containers on a straight line basis over a period of 12.5 years to a fixed residual value. We regularly assess both the estimated useful life of our containers and the expected residual values, and, when warranted, adjust our depreciation estimate accordingly. Depreciation of container rental equipment expense will vary over time based upon the number and the purchase price of containers in our owned fleet. Beginning in the fourth quarter of 2006 depreciation of our existing owned fleet decreased as a result of an increase in our estimates of the residual values of our containers. For the year ended December 31, 2007 our depreciation expense for containers was $8.8 million using our revised residual value estimates as compared to $12.0 million during the year ended December 31, 2006. However, any future decrease in container depreciation expense which may result from our revised residual value estimates will be partially or totally offset by an increase in the size of our owned fleet in subsequent periods.

Beginning October 1, 2006, our operating expenses include amortization of intangible assets due to the allocation to intangible assets of a portion of the purchase price paid to Interpool when we acquired Interpool’s 50.0% interest in our common stock and the application of pushdown and step acquisition accounting. Our intangible assets primarily comprise relationships with container shipping lines and container investors, trademarks and software. We amortize these intangible assets on a straight line basis over the estimated period of remaining economic benefit for each category of intangible assets, ranging from three to ten years.

Impairment of container rental equipment is recognized in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). Under SFAS No. 144, if the carrying amount of a container held for sale exceeds the estimated future cash flows from that container, we recognize an impairment charge equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. See “—Critical Accounting Policies and Estimates.”

Equipment rental expense represents the amount that we pay to third parties to lease containers that we sublease to container shipping lines. As of December 31, 2007, there was a de minimis number of TEUs of containers in our fleet that were leased to us. We have since exercised our purchase options on the remaining units leased to us.

Storage, handling and other expenses are operating costs of our owned fleet. Storage and handling expenses occur when container shipping lines drop off containers at depots around the world. Storage and handling expenses vary significantly by location. Other expenses include repair expenses, which are the result of normal wear and tear on the containers, and repositioning expenses, which are incurred when we contract to move containers from locations where our inventories exceed actual or expected demand to locations with higher demand. Storage, handling and other expenses are directly related to the number of containers in our owned fleet and inversely related to our utilization rate for those containers. As utilization increases, we typically have lower storage, handling and repositioning expenses.

On September 8, 2006, the FASB posted the Staff Position, Accounting for Planned Major Maintenance Activities (“FSP AUG AIR-1”). FSP AUG AIR-1 amends certain provisions in the AICPA Industry Audit Guide, Audits of Airlines, and APB Opinion No. 28, Interim Financial Reporting. FSP AUG AIR-1 prohibits the use of the currently allowed accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial statements. This guidance is effective for the first fiscal period beginning after December 15, 2006, and has been applied retrospectively for all financial statements presented, unless impracticable to do so.

Our leases require the lessee to pay for any damage to the container beyond normal wear and tear at the end of the lease term. We also offer a damage protection plan (“DPP”) pursuant to which the lessee may pay a fee in exchange for not being charged for certain damages at the end of the lease term. For containers not subject to a DPP, historically we have accrued for repairs once we have made the decision to repair the container, which is made in advance of us incurring the repair obligation. For containers covered by a DPP, historically we have accounted for periodic maintenance and repairs on an accrual basis. We adopted FSP AUG AIR-1 as of January 1, 2007 and applied its provisions retrospectively to all prior periods presented. The impact of the application of FSP AUG AIR-1 to our storage and handling expense was a $47,000 increase in the three months ended December 31, 2006, an increase of $179,000 for the nine months ended September 30, 2006, increases of $421,000 and $511,000 for 2005 and 2004, respectively, and a decrease of $778,000 for 2003.

Our marketing, general and administrative expenses are primarily employee-related costs such as salary, bonus and commission expense, employee benefits, rent, allowance for doubtful accounts and travel and entertainment costs, as well as expenses incurred for outside services such as legal, consulting and audit-related fees. We expect marketing, general and administrative expenses to be higher in the future as we incur additional costs related to operating as a public company as well as stock-based compensation expense associated with the grant of equity awards under our 2007 Equity Incentive Plan.

On October 1, 2006, we recognized $50.2 million of goodwill as a result of our repurchase of shares of our common stock from Interpool. The purchase price was based on forecasts and assumptions made on our future cash flows and not on our net asset values on the closing date. Goodwill is the amount paid for the common stock above the fair value of tangible and intangible net assets in the transaction. Goodwill represents the estimated fair value of expected cash flows from subsequently acquired containers that we either (1) retain and lease to container lessees as part of our owned fleet; or (2) sell to container investors and manage on their behalf. Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, we evaluate goodwill for impairment annually, or more frequently if circumstances indicate an impairment of goodwill has occurred, using the market or income approach. If circumstances suggest that those assumptions and forecasts of cash flows will not materialize, we will impair the carrying value of our goodwill to our estimate of the then fair market value of those future cash flows. In such an instance, the full impairment expense will be reported at the time of determination and will result in a decrease in net income. We concluded that no impairment of goodwill existed at December 31, 2007, the time of our latest review. We perform our annual review in the fourth quarter of each year or sooner if indicators for impairment exist.

Our operating expenses are offset by gain on disposition of used container equipment. This gain is the result of our sale of older used containers in the secondary resale market and is the difference between: (1) the cash we receive for these units, less selling expenses; and (2) the net book value of the units.

Results of Operations

The following table summarizes our results of operations for the three years ended December 31, 2007, 2006 and 2005:

	Successor	Combined(1)	Predecessor
	Year Ended December 31,
	2007	2006	2005
	Amount	Amount	Amount
	( in thousands)
Revenue:
Container rental revenue	$38,148	$33,611	$39,614
Management fee revenue	12,663	12,099	11,230
Gain on sale of container portfolios	12,855	13,757	9,913
Finance lease income	1,206	1,194	829

Total revenue	64,872	60,661	61,586

Operating expenses:
Depreciation of container rental equipment	8,805	12,013	14,764
Amortization of intangible assets	1,241	307	—
Impairment of container rental equipment	365	351	572
Gain on disposition of used container equipment	(4,400)	(1,551)	(1,166)
Gain on settlement of lease obligation	(780)	—	—
Equipment rental expense	961	1,582	6,875
Storage, handling and other expenses	3,077	3,190	3,853
Marketing, general and administrative expenses	15,668	12,356	12,551

Total operating expenses	24,937	28,248	37,449

Operating income	39,935	32,413	24,137

Net interest expense	9,599	7,841	7,771

Income before income taxes	30,336	24,572	16,366
Income tax expense	11,102	8,975	6,377

Net income	$19,234	$15,597	$9,989

(1)	The results for the year ended December 31, 2006 combine the results of the Predecessor for the nine months ended September 30, 2006 with the results of the Successor for the three months ended December 31, 2006 by mathematical addition and do not comply with generally accepted accounting principles. Such data are being presented for analytical purposes only.

Year Ended December 31, 2007 Compared to Combined Year Ended December 31, 2006

Revenues

Container Rental Revenue. Container rental revenue increased $4.5 million, or 13.5%, to $38.1 million for the year ended December 31, 2007 from $33.6 million for the combined year ended December 31, 2006. The increase in container rental revenue was principally due to an increase in the average number of TEUs on lease in our owned fleet and higher average fleet utilization of our owned containers during the year ended December 31, 2007 as compared to the combined year ended December 31, 2006.

Management Fee Revenue. Management fee revenue increased by $564,000, or 4.7% to $12.7 million for the year ended December 31, 2007 as compared to $12.1 million for the combined year ended December 31, 2006 primarily as a result of a higher number of managed containers on lease.

Gain on Sale of Container Portfolios. Gain on sale of container portfolios decreased $902,000, or 6.6%, to $12.9 million for the year ended December 31, 2007 from $13.8 million for the combined year ended December 31, 2006. The decrease was primarily due to a lower volume of containers sold to investors during the year ended December 31, 2007 as compared to the containers sold during the combined year ended December 31, 2006.

Finance Lease Income. Finance lease income was not a significant component of our total revenue during either fiscal 2007 or 2006. Finance lease income of $1.2 million for the year ended December 31, 2007 was unchanged compared to the combined year ended December 31, 2006. The increase in revenues attributable to new direct financing lease (DFL) contracts during the year was offset by lower DFL revenue caused by a reduction in the principal balance of existing DFL contracts during the current fiscal year compared to the same period in 2006.

Expenses

Depreciation of Container Rental Equipment. Depreciation of container rental equipment decreased $3.2 million, or 26.7%, to $8.8 million for the year ended December 31, 2007 from $12.0 million for the combined year ended December 31, 2006. This decrease was primarily due to the application of higher residual values on dry van containers effective October 1, 2006, and the sale of container portfolios during 2007. The impact of lower depreciation resulting from higher residual values on dry van containers was offset in part by the impact of depreciation on additional containers acquired during 2007. We expect depreciation expense to increase in subsequent years as we acquire more containers.

Amortization of Intangible Assets. We recorded amortization of intangible assets of $1.2 million during the year ended December 31, 2007 compared to $307,000 for the combined year ended December 31, 2006. The intangible assets were recognized in connection with our purchase of our common stock previously owned by Interpool, Inc. on October 1, 2006. Accordingly, amortization expense for 2007 represents a full year of expense for the year ended December 31, 2007 as compared to three months for the combined year ended December 31, 2006.

Impairment of Container Rental Equipment. Impairment of container rental equipment increased $14,000, or 4.0%, to $365,000 for the year ended December 31, 2007 from $351,000 during the combined year ended December 31, 2006. The increase was due primarily to the higher number of containers that were subject to impairment during the year ended December 31, 2007 as compared to the same period in combined 2006.

Gain on Disposition of Used Container Equipment. Gain on disposition of used container equipment increased $2.8 million or 183.7% to $4.4 million for the year ended December 31, 2007 from $1.6 million for the combined year ended December 31, 2006 as a result of selling more units at a higher average price and margin per container. Included in the total gain on disposition of used equipment for the year ended December 31, 2007 is a previously unrecorded gain of $214,000 that relates to equipment sold in prior periods that we acquired in 2005 and 2006 as part of terminating some operating leases during the three months ended June 30, 2007.

Gain on Settlement of Lease Obligation. During the year ended December 31, 2007 the company recognized a gain of $780,000 resulting from the settlement of liabilities related to lost, damaged or sold equipment that had been on operating leases with lessors. The settlement amount related to the termination of the operating leases with the lessors. No such settlement occurred during the prior combined year ended December 31, 2006. Included within the gain on settlement of lease obligation is the inclusion of gains totaling $153,000 that arose in prior periods but had not been previously recorded.

Equipment Rental Expense. Equipment rental expense for the year ended December 31, 2007 decreased $621,000, or 39.3%, to $961,000 from $1.6 million during the combined year ended December 31, 2006. The decrease was due primarily to the termination of most of our operating leases during the second quarter ended June 30, 2007.

Storage, Handling and Other Expenses. Storage, handling and other expenses decreased $113,000, or 3.5%, to $3.1 million for the year ended December 31, 2007 from $3.2 million for the combined year ended December 31, 2006. The reduction in expense is due primarily to higher utilization of containers which had the effect of having fewer units being stored at depots and incurring storage costs.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased $3.3 million, or 26.8%, to $15.7 million for the year ended December 31, 2007 from $12.4 million for the combined year ended December 31, 2006. The increase was driven primarily by the increase in the number of employees resulting in higher employee related expenses and the recording of equity related compensation expense.

Net Interest Expense. Net interest expense for the year ended December 31, 2007 was $9.6 million, an increase of $1.8 million, or 22.4%, from $7.8 million for the combined year ended December 31, 2006. The increase in interest expense is partially due to the $77.5 million of incremental debt incurred in connection with our repurchase of our common stock previously owned by Interpool, Inc., which was subsequently paid off from the proceeds of our IPO in May 2007. In addition, the average balance of our revolving line of credit with a consortium of banks was higher during the year ended December 31, 2007 compared to the combined year ended December 31, 2006. The increase in net interest expense was partly offset by a $681,000 gain related to accrued interest that was extinguished with the repayment of the Interpool subordinated convertible note (see Note 7 (b) to consolidated financial statements contained herein).

Income Tax Expense. Income tax expense increased $2.1 million, or 23.7%, to $11.1 million for the year ended December 31, 2007 from $9.0 million for the combined year ended December 31, 2006. The increase was primarily due to the 23.5% increase in pretax income for the year ended December 31, 2007 as compared to the combined year ended December 31, 2006. The effective tax rate for the year ended December 31, 2007 was 36.6% compared to 36.5% for the combined year ended December 31, 2006.

Segment Information. The following table summarizes our results of operations for each of our business segments for 2007 and 2006:

				As a Percent of Total Revenue
	Successor	Combined(1)		Successor	Combined(1)
	Year Ended December 31,			Year Ended December 31,
	2007	2006	Percent Change	2007	2006
	(in thousands)
Container Leasing
Total revenue	$39,354	$34,805	13.1%	60.7%	57.4%
Operating expenses	13,706	19,154	(28.4)	21.2	31.6
Interest expense	9,725	7,898	23.1	15.0	13.0

Income before taxes attributable to segment	$15,923	$7,753	105.4	24.5	12.8

Container Management
Total revenue	$25,518	$25,856	(1.3)	39.3	42.6
Operating expenses	11,231	9,094	23.5	17.3	15.0
Income before taxes attributable to segment	$14,287	$16,762	(14.8)	22.0	27.6

(1)	The results for the year ended December 31, 2006 combine the results of the Predecessor for the nine months ended September 30, 2006 with the results of the Successor for the three months ended December 31, 2006 by mathematical addition and do not comply with generally accepted accounting principles. Such data are being presented for analytical purposes only.

Container Leasing. Total revenue from our container leasing segment increased $4.5 million, or 13.1%, to $39.4 million for the year ended December 31, 2007 from $34.8 million during the combined year ended December 31, 2006. The increase was primarily due to a higher average number of TEUs in our owned fleet and a higher average utilization rate during the year ended December 31, 2007 as compared to the combined year ended December 31, 2006.

Total operating expenses for the container leasing segment decreased $5.4 million, or 28.4%, to $13.7 million for the year ended December 31, 2007 from $19.2 million during the combined year ended December 31, 2006. The decrease was primarily due to lower depreciation of container rental equipment which resulted primarily from the application of higher residual values on our dry van containers, and from the $3.0 million increase in gain on disposition of used container equipment and gain of $780,000 on settlement of lease obligation (both shown as offsets to operating expenses in our statement of income). These lower expenses were partly offset by a higher proportion of marketing, general and administrative expense allocated to the container leasing segment.

Interest expense, which is allocated directly to the container leasing segment, increased $1.8 million, or 23.1%, to $9.7 million for the year ended December 31, 2007, from $7.9 million for the combined year ended December 31, 2006. The increase in interest expense is partially due to the $77.5 million of incremental debt incurred in connection with our repurchase of our common stock previously owned by Interpool, Inc., which was subsequently paid off from the proceeds of our IPO in May 2007. In addition, the average balance of our revolving line of credit with a consortium of banks was higher during the year ended December 31, 2007, compared to the same twelve-month period in 2006.

Container Management. Total revenue from our container management segment for the year ended December 31, 2007 decreased by $338,000, or 1.3%, to $25.5 million from $25.9 million for the combined year ended December 31, 2006. The decrease in revenue was primarily due to lower gain on sale of container portfolios which decreased $902,000 to $12.9 million for the year ended December 31, 2007 from $13.8 million for the combined year ended December 31, 2006. As previously noted above, the decrease was primarily due to a lower volume of containers sold to investors during the year ended December 31, 2007 as compared to the containers sold during the combined year ended December 31, 2006.

Total operating expenses for the container management segment for the year ended December 31, 2007 increased by $2.1 million, or 23.5%, to $11.2 million from $9.1 million during the same period in 2006. The increase is primarily due to higher marketing, general and administrative expense resulting primarily from an increase in personnel and equity incentive compensation.

Combined Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues

Container Rental Revenue. Container rental revenue decreased $6.0 million, or 15.2%, to $33.6 million for the combined year ended December 31, 2006 from $39.6 million for 2005. The decrease in container rental revenue was principally due to a decrease of 8.3% in the average number of TEUs in our owned fleet available for lease during the combined year ended December 31, 2006 as compared to 2005. The lower average size of our owned fleet during the combined year ended December 31, 2006 primarily resulted from sales of container portfolios during the third and fourth quarters of 2005. Additionally, due to increased deliveries by container manufacturers during 2006 of containers purchased by container shipping lines, the average per diem rate for short-term leases declined during the combined year ended December 31, 2006 as compared to 2005. Lower per diem rates on our short-term lease fleet were partly offset by higher per diem rates on our long-term lease fleet during the combined year ended December 31, 2006, as compared to 2005.

Management Fee Revenue. Management fee revenue increased $869,000, or 7.7%, to $12.1 million for the combined year ended December 31, 2006 from $11.2 million for the prior year ended December 31, 2005. Management fees were $8.5 million and $8.1 million for 2006 and 2005, respectively. Managed units’ sales fees were $3.6 million and $3.1 million for 2006 and 2005, respectively. The average number of TEUs in our managed fleet increased by 14.0% for 2006 as compared to 2005. Offsetting the positive impact of our larger managed fleet was lower fee income associated with a container portfolio sold by Interpool to a Swiss investor group in March 2006. We retained management of the underlying portfolio; however, our management fee percentage with the Swiss investor group is lower than our management fee percentage with Interpool for this portfolio prior to the sale. We expect to manage additional containers for the Swiss investor group on these terms through the term of this agreement which expires in March 2016.

Gain on Sale of Container Portfolios. Gain on sale of container portfolios increased $3.8 million, or 38.8%, to $13.8 million for the combined year ended December 31, 2006 from $9.9 million for 2005. This increase is principally due to selling more TEUs to container investors at a higher sales margin over book value during the combined year ended December 31, 2006 as compared to 2005.

Finance Lease Income. Finance lease income increased $365,000, or 44.0%, to $1.2 million for the combined year ended December 31, 2006 from $829,000 for 2005. This increase was primarily due to new finance leases signed during the combined year ended December 31, 2006. The number of TEUs leased by us under finance leases increased to approximately 10,700 TEUs as of December 31, 2006 compared to approximately 8,700 TEUs as of December 31, 2005.

Expenses

Depreciation of Container Rental Equipment. Depreciation of container rental equipment decreased $2.8 million, or 18.6%, to $12.0 million for the combined year ended December 31, 2006 from $14.8 million for 2005. This decrease was primarily due to a lower average number of TEUs in our owned fleet during the combined year ended December 31, 2006 as compared to 2005. This lower average number of TEUs in our owned fleet resulted primarily from sales of container portfolios to container investors during the last six months of 2005 and the disposition of older equipment into the secondary resale market during the same six-month period. The depreciation expense during the combined year ended December 31, 2006 also reflects the adjustment of our residual values (discussed below), which had the effect of reducing our depreciation expense in the three months ended December 31, 2006 by $1.0 million. This decrease in depreciation expense more than offset the increase in depreciation expense associated with the increase in the net value of our container rental equipment as a result of the application of pushdown accounting following the Interpool Transaction.

Amortization of Intangible Assets. We recorded amortization of intangible assets of $307,000 during the three months ended December 31, 2006. The intangible assets were recognized in connection with our purchase of our common stock previously owned by Interpool, Inc. on October 1, 2006. In 2005 we had no amortization of intangible assets.

Impairment of Container Rental Equipment. Impairment of container rental equipment decreased $221,000, or 38.6%, to $351,000 for the combined year ended December 31, 2006, from $572,000 for 2005. This decrease was primarily due to the higher book value of units impaired during 2005 compared to the combined year ended December 31, 2006. Our impairment expense represents the aggregate impairment of a large number of individual units we have impaired, each of which has specific circumstances surrounding the decision to sell.

Gain on Disposition of Used Container Equipment. Gain on disposition of used container equipment increased $385,000, or 33.0%, to $1.6 million for the combined year ended December 31, 2006 from $1.2 million for 2005. The higher gain resulted primarily from higher average selling price per TEU of sold containers which offset the impact of fewer TEUs sold in the combined year ended December 31, 2006 as compared to 2005. The lower number of units sold during 2006 reflects the strong leasing market conditions during the year as well as our success in removing older equipment from our fleet.

Equipment Rental Expense. Equipment rental expense decreased $5.3 million, or 77.0%, to $1.6 million for the combined year ended December 31, 2006, from $6.9 million for the year ended December 31, 2005. In 2005, we exercised buy-out options for approximately 27,000 TEUs under existing lease contracts, which resulted in a decrease in equipment rental expense. We did not intend to renew these leases and have been negotiating to buy out these leases. We expect equipment rental expense to decrease through the second quarter of 2008, at which point the leases for these containers will have terminated. We intend to exercise purchase options at the end of the rental periods on these units. As a result, we do not expect a decline in revenue from the expiration of the rental agreements. We will incur additional interest and depreciation expense as a result of the purchase of these containers, although we expect these expenses to be lower than our current amount of rental expense associated with these containers.

Storage, Handling and Other Expenses. Storage, handling and other expenses decreased $663,000, or 17.2%, to $3.2 million for the combined year ended December 31, 2006, from $3.9 million for the year ended December 31,2005. The decrease for The 2006 was primarily due to operating a smaller owned fleet during the combined year ended December 31, 2006 as compared to 2005. These expenses were also lower due to our sale in 2005 of older equipment from our fleet that had higher maintenance expenses as well as a higher level of utilization of our owned fleet in the combined year ended December 31, 2006 as compared to 2005.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses decreased $195,000, or 1.6%, to $12.4 million for the combined year ended December 31, 2006 from $12.6 million for the year ended December 31, 2005. The decrease was primarily due the reduction in stock based compensation expense partly offset by higher professional fees for legal and accounting.

Net Interest Expense. Net interest expense for the combined year ended December 31, 2006 of approximately $7.8 million increased by $70,000, or 0.9% from the year ended December 31, 2005 primarily as a result of a higher average loan rate, partly offset by a lower average loan balance.

Income Tax Expense. Income tax expense increased $2.6 million, or 40.7%, to $9.0 million for the combined year ended December 31, 2006, from $6.4 million for the year ended December 31, 2005. The increase was primarily due to the 50.1% increase in pretax income for the combined year ended December 31, 2006 as compared to fiscal 2005. Despite this increase in overall tax expense our effective tax rate was 36.5% for fiscal 2006 compared to 39.0% for fiscal 2005. In 2005 we had $1.8 million in non-deductible stock compensation expense compared to none in the combined year ended December 31, 2006.

Segment Information. The following table summarizes our results of operations for each of our business segments for 2006 and combined 2005:

				As a Percent of Total Revenue
	Combined(1)	Predecessor		Combined(1)	Predecessor
	Year Ended December 31,			Year Ended December 31,
	2006	2005	Percent Change	2006	2005
	(in thousands)
Container Leasing
Total revenue	$34,805	$40,443	(13.9)%	57.4%	65.7%
Operating expenses	19,154	28,364	(32.5)	31.6	46.0
Interest expense	7,898	7,798	1.3	13.0	12.7

Income before taxes attributable to segment	$7,753	$4,281	81.1	12.8	7.0

Container Management
Total revenue	$25,856	$21,143	22.3	42.6	34.3
Operating expenses	9,094	7,287	24.8	15.0	11.8

Income before taxes attributable to segment	$16,762	$13,856	21.0	27.6	22.5

(1) The results for the year ended December 31, 2006 combine the results of the Predecessor for the nine months ended September 30, 2006 with the results of the Successor for the three months ended December 31, 2006 by mathematical addition and do not comply with generally accepted accounting principles. Such data are being presented for analytical purposes only.

Container Leasing. Total revenue from our container leasing segment decreased $5.6 million, or 13.9%, to $34.8 million for the combined year ended December 31, 2006 from $40.4 million for 2005. The decrease was primarily due to an 8.3% decrease in the average size of our owned fleet during the combined year ended December 31, 2006 as compared to 2005. Additionally, due to increased deliveries of containers purchased by container shipping lines, we realized lower average per diem rates on short-term leases during combined year ended December 31, 2006 compared to 2005.

Total operating expenses for the container leasing segment decreased $9.2 million, or 32.5%, to $19.2 million for the combined year ended December 31, 2006 from $28.4 million for 2005. The decrease was primarily due to a reduction in equipment rental expense and lower depreciation of container rental equipment driven primarily by a smaller average owned fleet and a change in our residual estimates effective October 1, 2006.

Interest expense for the combined year ended December 31, 2006 of approximately $7.9 million increased by $100,000, or 1.3% from the year ended December 31, 2005 primarily as a result of a higher average loan rate, partly offset by a lower average loan balance.

Container Management. Total revenue from our container management segment increased $4.7 million, or 22.3%, to $25.9 million for the combined year ended December 31, 2006 from $21.1 million for 2005. The increase in revenue was primarily due to a 38.8% increase in gain on sale of container portfolios to $13.8 million during. The combined year ended December 31, 2006, compared to $9.9 million during 2005. The increase in management revenue was also due to a 7.7% increase in container management fees to $12.1 million for the combined year ended December 31, 2006 from $11.2 million for 2005, as a result of our operating a larger managed fleet during the combined year ended December 31, 2006 than we operated during 2005.

Total operating expenses for the container management segment for the combined year ended December 31, 2006 increased $1.8 million, or 24.8%, to $9.1 million for the combined year ended December 31, 2006 from $7.3 million in the prior year due primarily to a $1.6 million increase in allocable general, marketing and administrative expenses (MG&A) and $180,000 in amortization of intangible assets recorded during the fourth quarter of 2006.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash flows from operations, sales of container portfolios, borrowings under our senior secured credit facility and sale of common stock during our IPO. We believe that cash flow from operations, future sales of container portfolios and borrowing availability under our senior secured credit facility are sufficient to meet our liquidity needs for at least the next 12 months.

We have typically funded a significant portion of the purchase price for new containers through borrowings under our senior secured credit facility. However, from time to time we have funded new container acquisitions through the use of working capital.

On September 25, 2007, we amended and restated our existing senior secured credit facility with a group of banks. Among other things, the amended agreement increased our revolving line of credit from $170.0 million to $200.0 million, extended the maturity date from December 31, 2010 to September 25, 2012 and reduced our borrowing rate. On February 26, 2008 we amended again the senior secured credit agreement to increase the credit commitment from $200.0 million to $265.0 million. All other terms and conditions of the agreement remain the same as the agreement signed on September 25, 2007 (see Note 7 (a) to our consolidated financial statements contained herein). Our senior secured credit facility is secured by certain assets and the underlying leases thereon and our interest in any money received under such contracts. The facility may be increased under certain conditions described in the new amended agreement. In addition, there is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The amended agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to us. These credit commitments are part of, and not in addition to, the total commitment of $265.0 million provided under the amended agreement. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar Rate loans as defined in the senior secured credit facility. As of December 31, 2007 the interest rate under the amended agreement was 6.2%.

As of December 31, 2007, we had $52.4 million in availability under the senior secured credit facility. However, the availability has been subsequently increased to $117.5 million as a result of the amended agreement signed on February 26, 2008, provided there is sufficient security. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

We intend to primarily use our senior secured credit facility to fund the purchase of containers in the future. We have typically used the proceeds from sales of portfolios of containers to container investors to repay our senior secured credit facility. As we expand our owned fleet, our senior secured credit facility balance will be higher, which will result in higher interest expense.

In addition to customary events of default, our senior secured credit facility contains financial covenants that require us to maintain certain ratios in our financial statements. At December 31, 2007, we were in compliance with the financial covenants in our senior secured credit facility.

Cash Flow

The following table sets forth certain cash flow information for the years ended December 31, 2007, 2006 and 2005:

	Successor	Combined(1)	Predecessor
	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Net income	$19,234	$15,597	$9,989
Adjustments to income	(19,500)	5,514	19,425

Net cash (used in) provided by operating activities	(266)	21,111	29,414
Net cash used in investing activities	(83,035)	(2,088)	(8,228)
Net cash provided by (used in) financing activities	71,369	(6,376)	(19,042)
Effect on cash of foreign currency translation	6	139	(103)

Net (decrease) increase in cash	(11,926)	12,786	2,041
Cash at beginning of year	20,359	7,573	5,532

Cash at end of year	$8,433	$20,359	$7,573

(1)	The cash flow statement for the year ended December 31, 2006 combines the results of the Predecessor for the nine months ended September 31, 2006 with the results of the Successor for the three months ended December 31, 2006 by mathematical addition and does not comply with generally accepted accounting principles. Such data is being presented for analytical purposes only.

Operating Activities Cash Flows

Net cash used in operating activities was $266,000 for the year ended December 31, 2007, compared to net cash provided by operating activities of $21.1 million for the combined year ended December 31, 2006. The net decrease in cash attributable to operating activities during the year ended December 31, 2007 as compared to a net increase in cash during the same period last year was primarily due to:

a.)

Net decrease of $11.1 million in accounts payable, accrued expenses and other current liabilities during fiscal 2007 compared to a net increase of $9.8 million during combined fiscal 2006. The net decrease in

2007 was primarily attributable to payments aggregating $20.9 million for federal and state income tax liabilities for the combined year ended December 31, 2006 and estimated federal and state income tax liabilities for the year ended December 31, 2007. We fully utilized our suspended passive activity losses during the combined year ended December 31, 2006. As a result, we expect to pay federal and state income taxes if we continue to be profitable. In contrast, accounts payable, accrued expenses and other current liabilities for the combined year ended December 31, 2006 increased by $9.8 million from 2005.

b.)	Increase in accounts receivable (net of unearned revenue) of $900,000 during 2007 as compared to a $5.0 million increase in the combined year ended December 31, 2006.

c.)	Decrease of $575,000 in due to container investors during 2007 as compared to an increase of $9.6 million during the combined year 2006.

d.)	Lower net income (adjusted for non-cash items) of $11.2 million compared to adjusted net income of $14.5 million for the combined year ended December 31, 2006.

e).	No activity in the due to affiliate account occurred in fiscal 2007 compared to a reduction of $6.8 million in combined fiscal 2006 which partly offset the increase in net cash operating activities in the year.

Net cash provided by operating activities for the combined year ended December 31, 2006 was $21.1 million compared to $29.4 million for the year ended December 31, 2005. The $8.3 million decrease in net cash provided by operating activities was primarily due to the $9.1 million lower cash generated from net income after adjusting for depreciation, amortization and other non-cash items.

Investing Activities Cash Flows

Net cash used in investing activities for the years ended December 31, 2007, combined 2006 and 2005 were $83.0 million, $2.1 million and $8.2 million, respectively, as we continued to invest in dry van and specialized containers. Our purchases of containers increased year over year during the last three years. For the years ended December 31, 2007, combined 2006 and 2005 we purchased containers totaling $219.5 million, $135.2 million and $127.3 million, respectively. The purchases of containers were partly offset by net proceeds from the sale of container portfolios of $113.4 million, $117.2 million and $102.1 million during fiscal 2007, combined 2006 and 2005, respectively. We plan to continue investing in container equipment during fiscal 2008.

Financing Activities Cash Flows

Net cash provided by financing activities for the year ended December 31, 2007 amounted to $71.4 million compared to net cash used in financing activities of $6.4 million and $19.0 million for the years ended December 31, 2006 and 2005, respectively. For the year ended December 31, 2007, cash provided by financing activities primarily included $78.1 million proceeds (after deducting underwriting discounts and other offering expenses) from the issuance of 5.8 million shares of common stock during an initial public offering (“IPO”) of our common stock at $15.00 per share on May 16, 2007 on the New York Stock Exchange. We used part of the net proceeds from the IPO to pay the $37.5 million convertible subordinated note payable to Interpool and our $17.5 million term loan outstanding under our senior secured credit facility. We used the remaining $23.1 million to pay a portion of the amount outstanding under our revolving line of credit under our prior senior secured credit facility with a consortium of banks. Simultaneously on May 16, 2007, we also collected the $1.2 million of principal and interest due on the promissory notes issued by two of our officers for the convertible preferred stock issued in 1998 and converted the preferred shares into common shares of stock. We received net proceeds of $397,000 from this settlement after deducting $804,000 of accumulated dividends on the preferred stock. There was no sale of stock or conversion of preferred stock during 2006 and 2005. In addition to the net proceeds from our IPO and collection of note receivable on preferred stock, we received a total of $138.1 million from bank borrowings for the year ended December 31, 2007. This was partly offset by principal payments made on bank debts totaling $106.3 million (including the term loan and revolving line of credit under our prior senior secured credit facility as noted above).

Net cash used in financing activities of $6.4 million for the combined year ended December 31, 2006 primarily included payment of $137.1 million made on bank debt, $40.1 million payment on the repurchase of our common shares held by Interpool and $16.8 million payment of principal on the prior subordinated note payable to Interpool. This was offset in part by proceeds from bank debt of $188.9 million.

Net cash used in financing activities of $19.0 million for the year ended December 31, 2005 primarily included payment of $83.5 million made on bank debt and $16.8 million payment of principal on the prior subordinated note payable to Interpool, This was partly offset by proceeds from bank debt of $82.5 million.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments by due date as of December 31, 2007 (in thousands):

	Payments Due by Period
	Total	<1 year	1-2 years	2-3 years	3-4 years	4-5 years	>5 years
Total debt obligations:
Senior secured credit facility	$147,600	$—	$—	$—	$—	$147,600	$—
Interest expense(1)	43,369	9,156	9,155	9,156	9,155	6,747	—
Operating lease obligation	81	81	—	—	—	—	—
Rental equipment payable	25,446	25,446	—	—	—	—	—
Rent, office facilities and equipment	2,682	1,024	842	681	95	40	—
Capital lease obligations	31	31	—	—	—	—	—
Container purchases commitments	20,933	20,933	—	—	—	—	—

Total contractual obligations	$240,142	$56,671	$9,997	$9,837	$9,250	$154,387	$—

(1)	Interest expense assumes that the interest rate of 6.20% at December 31, 2007 on our senior secured credit facility will stay at this level over the next five years and the amount of debt outstanding will remain at the December 31, 2007 level. This interest rate will vary over time based upon fluctuations in the underlying indexes upon which this interest rate is based.

Our senior secured credit facility provides for a maximum total commitment amount of up to $265.0 million in revolving line of credit. Loans under the senior secured credit facility bear interest at variable rates based on the Eurodollar rate or a Base Rate as defined in our amended agreement, plus a margin that adjusts depending on a certain financial criterion. In addition, there is a commitment fee on the unused amount of the total commitment which is payable quarterly in arrears. The senior secured credit facility provides that swing line loans (up to $10.0 million in the aggregate) and standby letters of credit (up to $15.0 million in the aggregate) will be available to us. These credit commitments are part of, and not in addition to, the total commitment of $265.0 million under our senior secured credit facility. At December 31, 2007, there was a balance of $147.6 million on the senior secured credit facility which will terminate on September 25, 2012.

Off-Balance Sheet Arrangements

At December 31, 2007, we had no off-balance sheet arrangements or obligations. An off-balance sheet arrangement includes any contractual obligation, agreement or transaction arrangement involving an unconsolidated entity under which we would have: (1) retained a contingent interest in transferred assets; (2) an obligation under derivative instruments classified as equity; (3) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing, hedging or research and development services with us; or (4) made guarantees.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect reported amounts of assets and liabilities, the reported amounts of income and expense during the reporting period and the disclosure of contingent assets and liabilities as of the date of the financial statements. We have identified the policies and estimates below as critical to our business operations and the understanding of our results of operations. These policies and estimates are considered critical due to the existence of uncertainty at the time the estimate is made, the likelihood of changes in estimates from period to period and the potential impact that these estimates can have on our financial statements. Significant items subject to such estimates and assumptions include revenue recognition, the carrying amount of container equipment, the residual values and lives of container equipment, impairment of goodwill and intangible assets, the valuation of the cumulative redeemable preferred stock for accretion purposes and valuation allowances for receivables. The following accounting policies and estimates include inherent risks and uncertainties related to judgments and assumptions made by us. Our estimates are based on the relevant information available at the end of each period. Actual results could differ from those estimates.

Revenue Recognition

We provide a range of services to our customers incorporating rental, sale and management of container equipment. Revenue for all forms of service is recognized when earned following the guidelines of SFAS No. 13, Accounting for Leases and Staff Accounting Bulletin No. 104 (SAB 104). Revenue is reported net of any related sales tax.

Container Rental Revenue. We recognize revenue from operating leases of our owned containers as earned over the term of the lease. Where minimum lease payments vary over the lease term, revenue is recognized on a straight-line basis over the term of the lease. We cease recognition of lease revenue if and when a container lessee defaults in making timely lease payments or we otherwise determine that future lease payments are not likely to be collected from the lessee. Our determination of the collectability of future lease payments is made by management on the basis of available information, including the current creditworthiness of container shipping lines that lease containers from us, historical collection results and review of specific past due receivables. If we experience unexpected payment defaults from our container lessees, we will cease revenue recognition for those leases which will reduce container rental revenue.

Finance Lease Income. Finance lease income is recognized using the effective interest method, which generates a constant rate of interest over the period of the lease. The same risks of collectibility discussed above apply to our collection of finance lease income. If we experience unexpected payment defaults under our finance leases, we cease revenue recognition for those leases which will reduce finance lease income.

Management Fee Revenue and Gain on Sale of Container Portfolios. In addition to leasing owned containers we sell portfolios of containers to container investors. After the date of sale, we generally manage the containers sold to these container investors. As these arrangements contain multiple parts (the sale of an asset followed by the provision of management services), we evaluate the arrangements under Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). We have determined that the sale of the container and the management services are separate units of accounting thereby requiring revenue to be recognized separately for each part of the arrangement.

One requirement of EITF 00-21 for the two deliverables to be accounted for as separate units of accounting is that management can determine the fair value of the undelivered item (the management services), when the first item (the sale of containers) is delivered. Assessing fair value evidence requires judgment. In determining fair value we have reviewed information from management agreements entered into with container investors on a standalone basis, compared it to information from management agreements entered into with container investors to whom we concurrently sold portfolios of containers and determined that the fees we have charged to container investors who have entered into management agreements on a standalone basis were comparable to the fees we charged when we entered into management agreements with container investors concurrent with the sales of portfolios of containers. We have also reviewed information of other container management companies disclosed in publicly available documents, including investment fund prospectuses and competitor financial statements. Accordingly we were able to determine that the fees charged for our management services are comparable to those charged by other container management companies for the same service. As such, we have concluded that evidence exists to support our assessment of the fair value of our management services. However, we are one of the few companies in the business of selling and managing portfolios of leased containers and in the future data may not be available to support our assessment of fair value. Should fair value evidence not be satisfactory in the future, the gain on sale of container portfolios and the management services may need to be accounted for as one unit of accounting. This would result in the gain on sale of container portfolios being deferred and recognized over the term of the management agreement, which typically ranges from eight to 12 years, rather than in the period the sale occurs.

Based on the conclusion that the sale of containers and the management services can be accounted for separately, we recognize gain on sale of container portfolios when the sale of the containers is completed. The gain is the difference between the sales price and the net book value of the containers sold.

We recognize revenue from management fees earned under management agreements on a monthly basis. Fees are calculated as a percentage of net operating income, which is revenue from the containers under management minus direct operating expense related to those containers. If a lessee of a managed container defaults in making timely lease payments or we otherwise determine that future lease payments are not likely to be collected from the lessee, then we will cease to record lease revenue for purposes of our internal record keeping in connection with determining the amount of management fees that we have earned, which in turn will result in reduced management fee revenue.

Accounting for Container Leasing Equipment

Accounting for container leasing equipment includes depreciation, impairment testing and the impairment of containers as held for sale.

Depreciation. When we acquire containers, we record the cost of the container on our balance sheet. We then depreciate the container over its estimated “useful life” (which represents the number of years we expect to be able to lease the container to shipping companies) to its estimated “residual value” (which represents the amount we estimate we will recover upon the sale or other disposition of the equipment at the end of its “useful life” as a shipping container). Our estimates of useful life are based on our actual experience with our owned fleet, and our estimates of residual value are based on a number of factors including disposal price history.

We review our depreciation policies, including our estimates of useful lives and residual values, on a regular basis to determine whether a change in our estimates of useful lives and residual values is warranted. Prior to October 1, 2006, we estimated that standard dry van containers, which represent substantially all the containers in our fleet, had a useful life of 12.5 years and had residual values of $645 for a 20’, $795 for a 40’, and $805 for a 40’ high cube. Beginning on October 1, 2006, we changed our residual value estimates to $850 for a 20’, $950 for a 40’ and $1,000 for a 40’ high cube. The estimated useful life for all other containers remains at 15 years with a residual value of 15% of their original cost.

Our decision to change the residual values of container equipment is based on higher sales prices of older used containers over the past three years and expectation of similar values in future periods. The effect of this change was a reduction in depreciation expense as compared to what would have been reported using the previous estimates. We continue to estimate a container’s “useful life” as a shipping container to be 12.5 years from the first lease out date after manufacture.

Used containers are depreciated over the number of years remaining from their normal useful life of 12.5 years but no less than two years. Used containers that are over 12.5 years of age at the time of purchase are depreciated over two years. No depreciation is recorded on used containers that are purchased at or below their residual values.

The Company will reassess its estimate of residual value and useful life of containers in the future for possible adjustments to those estimates. If market conditions in the future warrant a further change of our estimates of the useful lives or residual values of our containers, we may be required to again recognize increased or decreased depreciation expense. A decrease in either the useful life or residual value of our containers would result in increased depreciation expense and decreased net income.

Impairment. In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long Lived Assets, we periodically evaluate our containers held for use to determine whether there has been any event that would cause the book value of our containers to be impaired. Any such impairment would be expensed in our results of operations. Impairment exists when the future undiscounted cash flows generated by an asset are less than the net book value of that asset. If impairment exists, the containers are written down to their fair value. This fair value then becomes the containers’ new cost basis and is depreciated over their remaining useful life to their estimated residual values. Any impairment charge would result in decreased net income.

Containers Held for Sale. We also evaluate all off-lease containers to determine whether the containers will be repaired and returned to service or sold based upon what we estimate will be the best economic alternative. If we designate a container as held for sale, depreciation on the container ceases, and the container is reported at the lower of (1) its recorded value or (2) the amount we expect to receive upon sale (less the estimated cost to sell the container). Any write-down of containers held for sale is reflected in our statement of income as an expense. If a larger number of containers are identified for sale or prices for used containers drop, impairment charges for containers held for sale may increase which would result in decreased net income.

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired in a business combination accounted for using the purchase method. Goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. On October 1, 2006, we recorded goodwill of $50.2 million and intangible assets of $7.4 million resulting from the application of push down accounting under SFAS No. 141 in connection with the Company’s repurchase of its common shares of stock held by Interpool (see Note 3 to our Consolidated Financial Statements). The purchase price for the incremental ownership that we acquired from Interpool was based on forecasts and assumptions made on future cash flows. Management has determined that the Company is comprised of two reporting units, container leasing and container management, and has allocated $13.8 million and $36.4 million of goodwill, respectively, to each segment. The allocation of the purchase price is based on the expected future cash flow contribution of each segment and goodwill for each reporting unit was determined as the difference between the allocated purchase price and the fair value of the net assets of each reporting unit. As of December 31, 2007, intangible assets allocated to the container leasing and container management reporting units, net of accumulated amortization, were $2.0 million and $4.0 million, respectively. Intangible assets have been allocated either directly to the relevant unit or on the expected future cash flow contribution of each segment.

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

We test impairment by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. We perform the annual goodwill impairment test using a combination of the market and income approaches. If the carrying amount of a reporting unit exceeds its fair value, an indication of goodwill impairment exists and a second step is performed to measure the amount of impairment loss, if any. In the application of the impairment testing, we are required to make estimates of future operating trends and resulting cash flows and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates. If goodwill is impaired we will record an impairment charge, which will result in a decrease in net income or an increase in net loss. We concluded that no impairment of goodwill existed at December 31, 2007, the time of our latest review. We perform our annual review in the fourth quarter of each year or sooner if indicators for impairment exist.

Although we believe that the estimates used in the evaluation of goodwill and other intangibles are reasonable, differences between actual and expected revenue, operating results and cash flow could cause these assets to be deemed impaired. If impairment were to occur, we would be required to charge to earnings the amount of the write-down in the value of such assets.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is developed based on two key components: (1) specific reserves for receivables which are impaired for which management believes full collection is doubtful; and (2) a general reserve for estimated losses inherent in the receivables. The general reserve is estimated by applying certain percentages ranging from 1.0% on accounts that are one to thirty days overdue, to 100% on accounts that are one year overdue. Our allowance for doubtful accounts is reviewed regularly by our management and is based on the risk profile of the receivables, credit quality indicators such as the level of past due amounts and non-performing accounts and economic conditions. Our credit committee meets regularly to assess performance of our container lessees and to recommend actions to be taken in order to minimize credit risks. Changes in economic conditions or other events may necessitate additions or deductions to the allowance for doubtful accounts. The allowance is intended to provide for losses inherent in the owned fleet’s accounts receivable, and requires the application of estimates and judgments as to the outcome of collection efforts and the realization of collateral, among other things. If the financial condition of our container lessees were to deteriorate, reducing their ability to make payments, additional allowances may be required, which would decrease our net income in the period of the adjustment.

The credit risk on accounts receivable related to the containers we manage is the responsibility of the container investors. Accordingly, we do not record an allowance for doubtful accounts related to those accounts receivable. Under our management agreements, if we are unable to ultimately collect any amount due from a managed container lessee, the container investors are obligated to reimburse us for any amounts we have previously paid to them in advance of receiving the amount from the container lessee.

Share-Based Payments

For the period up to December 31, 2005, we accounted for our cumulative redeemable convertible preferred stock issued under our Executive Management Incentive Program in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). We accounted for our preferred stock, granted in exchange for a note receivable, to certain key employees under the Executive Management Incentive Program as a stock option subject to variable accounting. Compensation expense, which has the effect of decreasing net income, was calculated as the excess of the fair value of our preferred stock over the exercise price at each reporting date until a measurement date occurred. We assessed the fair value of our preferred stock at October 1, 2006 based primarily upon the price paid for the shares we purchased from Interpool on that date and taking into account the additional $77.5 million of debt incurred by us in connection with the Interpool Transaction. We reassessed the fair value of our preferred stock at December 31, 2006 based upon the information available to us at that date, including our results of operations for the three months ended December 31, 2006, our continuing high level of debt and our continuation as a privately held corporation as of that date. Based upon that information we concluded that the fair value of our preferred stock at December 31, 2006 was consistent with its value as of October 1, 2006.

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), Share-Based Payment, and related interpretations (“SFAS No. 123(R)”), to account for stock-based compensation using the modified prospective transition method and, therefore, have not restated our prior period results. SFAS No. 123(R) supersedes APB No. 25 and revises guidance in SFAS No. 123, Accounting for Stock-Based Compensation. Among other things, SFAS No. 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant-date fair value of those awards. Our cumulative redeemable convertible preferred stock issued under the Executive Management Incentive Program was issued in 1998 and had no vesting term. As such, there is no compensation expense recognized for these shares upon adoption of SFAS No. 123(R). Our preferred stock was converted to common stock on May 15, 2007.

On April 23, 2007, our board of directors and our stockholders approved the 2007 Equity Incentive Plan (“Plan”) and reserved 721,980 shares of our common stock for issuance under the Plan. Pursuant to this Plan, on May 15, 2007, we granted our three top corporate officers and three outside members of our board of directors, options totaling 508,620 shares and 37,500 shares, respectively, of our common stock at the IPO price of $15.00 per share. The options have a contractual term of 10 years and vest over four years for the officers and one year for the directors. Additionally, we granted certain management employees restricted shares of common stock as bonuses aggregating 36,876 shares on May 15, 2007 also at the IPO price of $15.00 per share. The restricted shares of common stock granted to employees have a vesting period of three years from the date of grant.

We calculate the value of the stock options for officers and directors using the Black-Scholes-Merton option pricing model using certain assumptions of volatility, risk free interest rate, expected term and dividend yield using the guidelines prescribed under SFAS 123R. As we have no historical data, the expected option term is calculated using the simplified method in accordance with Staff Accounting Bulletin (SAB) No. 107. The fair value of restricted shares of common stock granted to management employees was their market price on the date of grant. The resulting values for stock options and restricted shares of common stock are amortized on a straight-line basis over their vesting periods and recorded as compensation expense. (See Note 11 to consolidated financial statements.)

Income Taxes

Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in our consolidated financial statements. Deferred tax liabilities and assets are determined based on the differences between the book values and the tax basis of particular assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is recorded to reduce our deferred tax assets to an amount we determine is more likely than not to be realized, based on our analyses of past operating results, future reversals of existing taxable temporary differences and projected taxable income. Our analyses of future taxable income are subject to a wide range of variables, many of which involve estimates. Uncertainty regarding future events and changes in tax regulation could materially alter our valuation of deferred tax liabilities and assets. If we determine that we would not be able to realize all or part of our deferred tax assets in the future, we would increase our valuation allowance and record a corresponding charge to our earnings in the period in which we make such determination. If we later determine that we are more likely than not to realize our deferred tax assets, we would reverse the applicable portion of the previously provided valuation allowance.

In certain situations, a taxing authority may challenge positions adopted in our income tax filings. For transactions that we believe may be challenged, we may apply a different tax treatment for financial reporting purposes. We regularly assess our tax positions for such transactions and include reserves for those differences in position. The reserves are utilized or reversed once the statute of limitations has expired or the matter is otherwise resolved.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in our financial statements a tax uncertainty, if it is more likely than not that the position will be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. On January 1, 2007, we adopted FIN 48. The Company has elected to record penalties and interest within income tax expense. The implementation of FIN 48 did not have a material effect on the Company’s financial statements. See Note 8 to our consolidated financial statements for details.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157. This statement establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This statement retains the exchange price notion in earlier definitions of fair value. SFAS No. 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. Therefore, the definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS No. 157 is effective for financial statements issued for years beginning after November 15, 2007, and interim periods within those years with earlier application encouraged. On February 14, 2008, SFAS No. 157 was amended by FSP Nos. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurement for Purposes of Lease Classification or Measurement under Statement 13, to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. However, this exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141, Business Combinations, regardless of whether those assets and liabilities are related to leases. On February 12, 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). We do not expect the adoption of SFAS No. 157, FSP FAS 157-1 and FSP FAS 157-2 to have a material effect on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). Under this pronouncement, companies may elect to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. However, SFAS No. 159 specifically includes financial assets and financial liabilities recognized under leases (as defined in SFAS No. 13, Accounting for Leases), as among those times not eligible for the fair value measurement option except contingent obligations for cancelled leases and guarantees of third-party lease obligations. This statement is effective for fiscal years that begin after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material effect on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this pronouncement establishes principles and requirements for how the acquirer:

a.	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree;

b.	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and

c.	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. We do not expect the adoption of SFAS No. 141R to have a material effect on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Non- Controlling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51. The objective of this statement is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards relating to ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, measurement of gain or loss on the deconsolidation of a subsidiary, and disclosure requirements to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The statement applies to all entities that prepare consolidated financial statements, except not-for profit organizations, but will affect only those entities that have outstanding non-controlling interests in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 160 to have a material effect on our consolidated financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in foreign exchange rates and interest rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Foreign Exchange Rate Risk. Although we have significant foreign-based operations, the U.S. dollar is our primary operating currency. Thus, substantially all of our revenue and expenses in 2007, 2006 and 2005 were denominated in U.S. dollars. We had some equipment sales in British Pounds , Euros and Japanese Yen and incurred overhead costs in foreign currencies. The decline in the U.S. dollars increased our revenues and expenses denominated in foreign currencies. However, such a decline did not materially impact our financial results taken as a whole.

Interest Rate Risk. The nature of our business exposes us to market risk arising from changes in interest rates to which our variable-rate debt is linked. During 2007, 2006 and 2005 we did not utilize interest rate swap agreements or other hedging agreements to manage the market risk associated with fluctuations in interest rates.

As of December 31, 2007 the principal amount of debt outstanding under the variable-rate arrangement of our senior secured credit facility was $147.6 million. A 1.0% increase or decrease in underlying interest rates will increase or decrease interest expense by approximately $1.5 million annually assuming debt remains constant at December 31, 2007 levels.

Quantitative and Qualitative Disclosures About Credit Risk

We maintain detailed credit records about the container lessees for our total fleet. Our credit policy sets different maximum exposure limits for our container lessees. Credit criteria may include, but are not limited to, container lessee trade route, country, social and political climate, assessments of net worth, asset ownership, bank and trade credit references, credit bureau reports, including those from Dynamar, operational history and financial strength. We monitor container lessees’ performance and lease exposures on an ongoing basis, and our credit management processes are aided by the long payment experience we have with most of the container lessees for our total fleet and our broad network of long-standing relationships in the shipping industry that provide current information about the container lessees for our total fleet. In managing this risk we also make an allowance for doubtful accounts. Our allowance for doubtful accounts is developed based on two key components: (1) specific reserves for receivables which are impaired for which management believes full collection is doubtful; and (2) a general reserve for estimated losses inherent in the receivables. The general reserve is estimated by applying certain percentage ranging from 1.0% on accounts that are one to thirty days overdue, to 100% on accounts that are one year overdue. Our allowance for doubtful accounts is reviewed regularly by our management and is based on the risk profile of the receivables, credit quality indicators such as the level of past due amounts and non-performing accounts and economic conditions.

The credit risk on accounts receivable related to the containers we manage is the responsibility of the container investors. We hold back a percentage of lease payments relating to managed containers to be applied against future lessee defaults. Under our management agreements, if we are unable to ultimately collect any amount due from a managed container lessee, the container investors are obligated to reimburse us for any amounts we have previously paid to them in advance of receiving the amount from the container lessee. We typically pay container investors the amounts due to them under the leases we manage within 60 days after invoicing lessees. Accordingly, we have credit risk exposure on amounts that we have paid to container investors in advance of receiving the funds from the lessees. Although our container investors are obligated under the terms of our management agreements to reimburse us for amounts advanced that are subsequently not collected from the managed container lessees, we bear the credit risk that one or more of our managed container lessees will become insolvent or otherwise be unable to pay us the amounts due under the lease. We receive all funds from our managed container lessees directly and if we determine that a payment due from a container lessee is not collectable we deduct that amount from future payments to the relevant container investors to the extent that amount exceeds amounts we have previously held back. We monitor our managed fleet credit risk exposure to managed container lessees and cease making payments to container investors with respect to containers leased to a lessee that we have determined is unlikely to make payment under the lease.

As of December 31, 2007, approximately 93.1% of accounts receivable for our total fleet and 89.0% of the finance lease receivables were from container lessees outside of the United States. China, (including Hong Kong), Korea and Japan accounted for 15.7%, 10.7% and 10.4%, respectively, of our total fleet container leasing revenue for 2007. No other countries accounted for greater than 10.0% of our total fleet container leasing revenue for the same period. Total fleet container leasing revenue differs from our reported container rental revenue in that total fleet container leasing revenue comprises revenue earned from leases on containers in our total fleet, including revenue earned by our investors from leases on containers in our managed fleet, while our reported container revenue only comprises container leasing revenue associated with our owned fleet. We derive revenue with respect to container leasing revenue associated with our managed fleet from management fees based upon the operating performance of the managed containers.

Revenue from our ten largest container lessees represented 62.9% of the revenue from our container leasing segment for the year ended December 31, 2007, with revenue from our single largest container lessee accounting for 11.8%, or $4.7 million, of revenue from our container leasing segment during such period.

An allowance of $530,000 has been established against non-performing receivables as of December 31, 2007. For the year ended December 31, 2007, receivable write-offs, net of recoveries, totaled $978,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and financial statement schedule listed under Item 15- Exhibits, Financial Statement Schedules are set forth on the F-pages of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon their evaluation of these disclosure controls and procedures, our President and Chief Executive Officer along with the Senior Vice President and Chief Financial Officer concluded, as of the end of the period covered by this Annual Report on Form 10-K, that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the SEC rules thereunder.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act), during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item may be found under the sections captioned “Election of Directors,” “Management,” “Corporate Governance Principles and Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”), which is incorporated herein by reference. The 2008 Proxy Statement will be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2007.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item may be found under the section captioned “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2008 Proxy Statement, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item may be found under the section captioned “Security Ownership and Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2008 Proxy Statement, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item may be found under the section captioned “Related Person Transactions” and “Corporate Governance Principles and Board Matters” in the 2008 Proxy Statement, which is incorporated herein by reference, and in Note 9 to the consolidated financial statements.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item may be found under the section captioned “Audit Fees” in the 2008 Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

The following financial statements are included in Item 8 of this report:

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2007 and December 31, 2006	F-3

Consolidated Statements of Income for the year ended December 31, 2007 and the three months ended December 31, 2006 (Successor), and the nine months ended September 30, 2006 and the year ended December  31, 2005 (Predecessor)

F-4

Consolidated Statements of Cumulative Redeemable Convertible Preferred Stock and Stockholders’ Equity for the year ended December 31, 2007 and the three months ended December  31, 2006 (Successor), and the nine months ended September 30, 2006 and the year ended December 31, 2005 (Predecessor)

F-5

Consolidated Statements of Cash Flows for the year ended December 31, 2007 and the three months ended December 31, 2006 (Successor), and the nine months ended September 30, 2006 and the year ended December  31, 2005 (Predecessor)

F-6
Notes to Consolidated Financial Statements	F-7

(a)(2) Financial Statement Schedules.

The following financial statement schedule for the Company is filed as part of this report:
Schedule II—Valuation Accounts	F-30

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Consolidated Financial Statements or notes thereto.

(a)(3) List of Exhibits.

The exhibits used on the accompanying Exhibit Index immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAI International, Inc.

Date: March 17, 2008	By:	/s/ MASAAKI (JOHN) NISHIBORI
Masaaki (John) Nishibori President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on the 17th day of March 2008.

Signature	Title(s)

/s/ HIROMITSU OGAWA Hiromitsu Ogawa	Executive Chairman

/s/ MASAAKI (JOHN) NISHIBORI Masaaki (John) Nishibori	President and Chief Executive Officer (Principal Executive Officer), Director

/s/ VICTOR M. GARCIA Victor M. Garcia	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ MARVIN DENNIS Marvin Dennis	Director

/s/ WILLIAM W. LIEBECK William W. Liebeck	Director

/s/ GARY M. SAWKA. Gary M. Sawka	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2007 and December 31, 2006	F-3

Consolidated Statements of Income for the year ended December 31, 2007 and the three months ended December 31, 2006 (Successor), and the nine months ended September 30, 2006 and the year ended December  31, 2005 (Predecessor)

F-4

Consolidated Statements of Cumulative Redeemable Convertible Preferred Stock and Stockholders’ Equity for the year ended December 31, 2007 and the three months ended December  31, 2006 (Successor), and the nine months ended September 30, 2006 and the year ended December 31, 2005 (Predecessor)

F-5

Consolidated Statements of Cash Flows for the year ended December 31, 2007 and the three months ended December 31, 2006 (Successor), and the nine months ended September 30, 2006 and the year ended December  31, 2005 (Predecessor)

F-6
Notes to Consolidated Financial Statements	F-7
Schedule II—Valuation Accounts	F-30

R e port of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CAI International, Inc.:

We have audited the accompanying consolidated balance sheets of CAI International, Inc. and subsidiaries (Successor) as of December 31, 2007 and 2006, and the related consolidated statements of income, cumulative redeemable convertible preferred stock and stockholders’ equity, and cash flows for the year ended December 31, 2007 and the three months ended December 31, 2006 (Successor Periods). We have also audited the consolidated statements of income, cumulative redeemable convertible preferred stock and stockholders’ equity, and cash flows of CAI International, Inc. and Subsidiaries (Predecessor) for the nine months ended September 30, 2006 and the year ended December 31, 2005 (Predecessor Periods). In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned Successor consolidated financial statements present fairly, in all material respects, the financial position of CAI International, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the Successor Periods, in conformity with U.S. generally accepted accounting principles. Further, in our opinion, the aforementioned Predecessor consolidated financial statements present fairly, in all material respects, the results of the operations and cash flows of CAI International, Inc. and subsidiaries for the Predecessor Periods, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, effective October 1, 2006, CAI International, Inc. repurchased 50% of its outstanding common stock. The repurchase of stock has been accounted for as a step acquisition and the change in basis has been pushed down to CAI International, Inc.’s consolidated financial statements. As a result of the repurchase of shares, the consolidated financial information for periods after the repurchase is presented on a different basis than that for the periods before the acquisition and, therefore, is not comparable.

As discussed in Note 2(n) to the consolidated financial statements, effective January 1, 2007 the Successor adopted FASB Staff Position AUG AIR-1, Accounting for Planned Major Maintenance (FSP). The FSP was retrospectively applied adjusting all previously reported financial statements presented.

/s/     KPMG LLP

San Francisco, California

March 14, 2008

C A I INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	December 31, 2007	December 31, 2006
ASSETS
Cash	$8,433	$20,359
Accounts receivable (owned fleet), net of allowance for doubtful accounts of $530 and $1,045 at December 31, 2007 and 2006, respectively	12,995	7,731
Accounts receivable (managed fleet)	22,238	24,061
Related party receivables	—	128
Current portion of direct finance leases	4,610	2,248
Prepaid expenses	3,151	2,969
Deferred tax assets	1,777	915
Other current assets	224	1,108

Total current assets	53,428	59,519
Container rental equipment, net of accumulated depreciation of $86,946 and
$93,633 at December 31, 2007 and 2006, respectively	242,606	161,353
Net investment in direct finance leases	6,356	4,329
Furniture, fixtures and equipment, net of accumulated depreciation of
$325 and $290 at December 31, 2007 and 2006 , respectively	468	459
Intangible assets, net of accumulated amortization of $1,548 and $307
December 31, 2007 and 2006, respectively	5,994	7,093
Goodwill	50,247	50,247

Total assets	$359,099	$283,000

LIABILITIES, CUMULATIVE REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Accounts payable	$3,060	$3,585
Accrued expenses and other current liabilities	3,275	15,276
Due to container investors	21,075	21,650
Unearned revenue	3,744	740
Current portion of long-term debt	—	5,000
Current portion of capital lease obligation	31	525
Rental equipment payable	25,446	30,788

Total current liabilities	56,631	77,564
Revolving credit facility	147,600	97,000
Term loan	—	13,750
Subordinated convertible note payable	—	37,500
Deferred income tax liability	23,720	24,500
Capital lease obligation	—	31

Total liabilities	227,951	250,345

Cumulative redeemable convertible preferred stock:
Series A 10.5% cumulative redeemable convertible preferred stock, no par value. Aggregate liquidation value of zero and $1,621 at December 31, 2007 and 2006, respectively Authorized 1,113,840 shares; issued and outstanding, zero and 724,920 shares at December 31, 2007 and 2006, respectively	—	6,072
Note receivable on preferred stock	—	(1,172)

Total cumulative redeemable convertible preferred stock	—	4,900

Stockholders’ equity:
Common stock, no par value; authorized 84,000,000 shares; issued and outstanding, zero and
10,584,000 shares at December 31, 2007 and 2006, respectively	—	1,260
Common stock, par value $.0001 per share ; authorized 84,000,000 shares; issued and outstanding,
17,144,977 shares and zero at December 31, 2007 and 2006, respectively	2	—
Additional paid-in capital	90,988	—
Accumulated other comprehensive income	101	95
Retained earnings	40,057	26,400

Total stockholders’ equity	131,148	27,755

Total liabilities, cumulative redeemable convertible preferred stock and stockholders’ equity	$359,099	$283,000

See accompanying notes to consolidated financial statements.

C A I INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Successor		Predecessor
	Year Ended December 31, 2007	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year Ended December 31, 2005
Revenue:
Container rental revenue	$38,148	$9,383	$24,228	$39,614
Management fee revenue	12,663	3,569	8,530	11,230
Gain on sale of container portfolios	12,855	5,392	8,365	9,913
Finance lease income	1,206	267	927	829

Total revenue	64,872	18,611	42,050	61,586

Operating expenses:
Depreciation of container rental equipment	8,805	2,360	9,653	14,764
Amortization of intangible assets	1,241	307	—	—
Impairment of container rental equipment	365	81	270	572
Gain on disposition of used container equipment	(4,400)	(747)	(804)	(1,166)
Gain on settlement of lease obligation	(780)	—	—	—
Equipment rental expense	961	395	1,187	6,875
Storage, handling and other expenses	3,077	779	2,411	3,853
Marketing, general and administrative expenses	15,668	3,389	8,967	12,551

Total operating expenses	24,937	6,564	21,684	37,449

Operating income	39,935	12,047	20,366	24,137

Interest expense	10,406	3,715	4,183	7,798
Gain on extinguishment of debt	(681)	—	—	—
Interest income	(126)	(20)	(37)	(27)

Net interest expense	9,599	3,695	4,146	7,771

Income before income taxes	30,336	8,352	16,220	16,366
Income tax expense	11,102	3,119	5,856	6,377

Net income	19,234	5,233	10,364	9,989
(Accretion)/decretion of preferred stock	(5,577)	(6)	1,464	(713)

Net income available to common shareholders	$13,657	$5,227	$11,828	$9,276

Net income per share:
Basic	$0.93	$0.49	$0.56	$0.44
Diluted	$0.85	$0.36	$0.48	$0.44
Weighted average shares outstanding :
Basic	14,713	10,584	21,168	21,168
Diluted	16,682	16,270	21,735	21,168

See accompanying notes to consolidated financial statements.

C A I INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CUMULATIVE REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands)

	Cumulative Redeemable Convertible Preferred Stock			Common stock
Predecessor	Shares	Amount	Note Receivable on Preferred Stock	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances as of December 31, 2004	725	$4,889	$(1,042)	21,168	$2,520	$—	$21,243	$59	$23,822
Net income	—	—	—	—	—	—	9,989	—	9,989
Foreign currency translation adjustment	—	—	—	—	—	—	—	(103)	(103)

Comprehensive income									9,886

Stock based compensation	—	—	(65)	—	1,863	—	—	—	1,863
Accretion of preferred stock	—	2,576	—	—	(1,863)	—	(713)	—	(2,576)

Balances as of December 31, 2005	725	7,465	(1,107)	21,168	2,520	—	30,519	(44)	32,995
Net income	—	—	—	—	—	—	10,364	—	10,364
Foreign currency translation adjustment	—	—	—	—	—	—	—	(4)	(4)

Comprehensive income									10,360

Decretion of preferred stock	—	(1,415)	(49)	—	—	—	1,464	—	1,464

Balances as of September 30, 2006	725	$6,050	$(1,156)	21,168	$2,520	$—	$42,347	$(48)	$44,819

Successor
Balances as of September 30, 2006	725	$6,050	$(1,156)	21,168	$2,520	$—	$42,347	$(48)	$44,819
Net income	—	—	—	—	—	—	5,233	—	5,233
Foreign currency translation adjustment	—	—	—	—	—	—	—	143	143

Comprehensive income									5,376

Repurchase of shares held by Interpool, Inc.	—	—	—	(10,584)	(1,260)	—	(21,174)	—	(22,434)
Accretion of preferred stock	—	22	(16)	—	—	—	(6)	—	(6)

Balances as of December 31, 2006	725	$6,072	$(1,172)	10,584	$1,260	$—	$26,400	$95	$27,755
Net income	—	—	—	—	—	—	19,234	—	19,234
Foreign currency translation adjustment	—	—	—	—	—	—	—	6	6

Comprehensive income									19,240

Accretion of preferred stock	—	5,606	(29)	—	—	—	(5,577)	—	(5,577)
Payment of dividend on preferred stock	—	(804)	—	—	—	—	—	—	—
Conversion of preferred stock to common stock	(725)	(10,874)	—	725	—	10,874	—	—	10,874
Conversion of pre-IPO common stock from no par to par value common stock	—	—	—	—	(1,260)	1,260	—	—	—
Common stock issued at IPO, net of underwriting discount and offering expenses	—	—	—	5,800	2	78,115	—	—	78,117
Stock based compensation	—	—	—	36	—	739	—	—	739
Collection of note receivable on preferred stock	—	—	1,201	—	—	—	—	—	—

Balances as of December 31, 2007	—	$—	$—	17,145	$2	$90,988	$40,057	$101	$131,148

See accompanying notes to consolidated financial statements.

C A I INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Successor		Predecessor
	Year Ended December 31, 2007	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year Ended December 31, 2005
Cash flows from operating activities:
Net income	$19,234	$5,233	$10,364	$9,989
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	8,932	2,392	9,728	14,859
Amortization of debt issuance costs	601	173	321	448
Amortization of intangible assets	1,241	307	—	—
Impairment of container rental equipment	365	81	270	572
Stock-based compensation expense	739	—	—	1,798
Gain on sale of container portfolios	(12,855)	(5,392)	(8,365)	(9,913)
Gain on disposition of used container equipment	(4,400)	(747)	(804)	(1,166)
Deferred income taxes	(1,642)	78	405	6,297
Allowance for doubtful accounts	463	110	383	771
Gain on extinguishment of debt	(681)	—	—	—
Gain on settlement of lease obligation	(780)	—	—	—
Changes in other operating assets and liabilities:
Accounts receivable	(3,904)	458	(5,478)	(2,146)
Related party receivables	128	3	24	261
Deposits, prepayments and other assets	929	(647)	(582)	3,685
Accounts payable, accrued expenses and other current liabilities	(11,065)	4,916	4,928	1,899
Due to container investors	(575)	2,933	6,645	2,393
Unearned revenue	3,004	10	28	(19)
Amounts due to affiliate	—	(1,533)	(5,314)	(316)
Other liabilities	—	—	183	2

Net cash (used in) provided by operating activities	(266)	8,375	12,736	29,414

Cash flows from investing activities:
Purchase of containers	(219,530)	(45,843)	(89,366)	(127,288)
Net proceeds from sale of container portfolios	113,402	49,252	67,912	102,097
Net proceeds from disposition of used container equipment	19,238	3,650	8,683	14,496
Purchase of furniture, fixtures and equipment	(136)	(9)	(120)	(350)
Receipt of principal payments from direct financing leases	3,991	794	2,959	2,817

Net cash (used in) provided by investing activities	(83,035)	7,844	(9,932)	(8,228)

Cash flows from financing activities:
Proceeds from issuance of common stock	78,117	—	—	—
Collection of note receivable on preferred stock	1,201	—	—	—
Payment of dividend on preferred stock	(804)	—	—	—
Proceeds from bank debt	138,100	64,000	124,890	82,472
Principal payments on capital lease	(525)	—	—	—
Principal payments made on bank debt	(106,250)	(21,141)	(116,000)	(83,472)
Repurchase of CAI common stock held by Interpool	—	(40,104)	—	—
Principal payments made on subordinated note payable	(37,500)	(3,027)	(13,798)	(16,825)
Debt issuance costs	(970)	—	(1,196)	(1,217)

Net cash provided by (used in) financing activities	71,369	(272)	(6,104)	(19,042)

Effect on cash of foreign currency translation	6	143	(4)	(103)

Net (decrease) increase in cash	(11,926)	16,090	(3,304)	2,041
Cash at beginning of the period	20,359	4,269	7,573	5,532

Cash at end of the period	$8,433	$20,359	$4,269	$7,573

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$20,921	$116	$44	$44
Interest	11,016	1,405	4,668	7,129
Supplemental disclosure of non-cash investing and financing activity:
Conversion of preferred stock to common stock	10,874	—	—	—
Transfer of container rental equipment to direct finance lease	8,380	—	3,061	—
Repurchase of common stock with subordinated convertible note	—	37,500	—	—

See accompanying notes to consolidated financial statements.

C A I INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On January 4, 2007, the Company made an initial investment of approximately $400,000 in cash for an 80% equity interest in CAIJ Ltd., an entity incorporated in Japan to facilitate the structuring and arrangement of container fund investments in Japan.

On March 28, 2007, the Company established Sky Container Trading, Inc., for the purpose of selling used containers in the secondary market in the United States. Investment in the wholly-owned company was nominal.

On April 23, 2007, the Company’s board of directors approved a 420:1 stock split to be granted to stockholders of record at that date. All share and per share data in the consolidated financial statements and notes thereto have been adjusted to reflect the stock split.

The Company completed an initial public offering (“IPO”) of its common stock at $15.00 per share on May 16, 2007, and listed its common stock on the New York Stock exchange under the symbol “CAP”. The Company sold 5.8 million shares of common stock and generated net proceeds of approximately $78.1 million, after deducting underwriting discounts and other offering expenses. The Company used part of the net proceeds from the IPO to pay off its $37.5 million convertible subordinated note payable to Interpool and its $17.5 million term loan outstanding under its senior secured credit facility. The remaining $23.1 million was used to pay a portion of the amount outstanding under the Company’s revolving line of credit under its senior secured credit facility with a consortium of banks.

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

The consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries: Container Applications International Ltd., Container Applications International (U.K.) Ltd., Sky Container Trading, Ltd., Sky Container Leasing, Ltd., Sky Container Trading, Inc., Container Applications (Malaysia) SDN BHD, Container Applications Limited and our 80% owned subsidiary in Japan, CAIJ Ltd. All significant intercompany balances and transactions have been eliminated in consolidation.

Prior to October 1, 2006, the Company had two principal stockholders, each of whom beneficially owned 50.0% of the Company’s outstanding common stock. These stockholders were the Company’s founder and then Chief Executive Officer (now Executive Chairman), Hiromitsu Ogawa and Interpool Inc. (Interpool). On October 1, 2006, the Company repurchased 10,584,000 shares, or 50.0% of its outstanding common stock, held by Interpool for $77.5 million (the Interpool Transaction). The Company paid Interpool $40.0 million in cash and issued a convertible subordinated promissory note for the $37.5 million balance. The repurchase resulted in an increase in the percentage of common stock held by Mr. Ogawa, from 50.0% to 100.0%. In connection with the Interpool Transaction the Company applied pushdown accounting in accordance with Staff Accounting Bulletin No. 54 (SAB No. 54) and accounted for the purchase as a step acquisition in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141). Accordingly, the Company valued its assets and liabilities as of October 1, 2006 and recognized goodwill of $50.2 million and intangible assets of $7.4 million as a result of such valuation (see Note 3). Due to the application of pushdown accounting and step acquisition accounting in the Company’s financial statements, the Company’s financial condition and results of operations after October 1, 2006 are not comparable in some respects to the Company’s financial condition and results of operations reflected in the Company’s historical financial statements as of dates or for periods ended prior to October 1, 2006. The financial statements prior to October 1, 2006 presented herein which include the consolidated statements of income, cumulative redeemable convertible preferred stock and stockholders’ equity and cash flows prior to October 1, 2006 relate to the Predecessor company and this period is referred to as the Predecessor period. The financial statements on and subsequent to October 1, 2006 presented herein, which include the consolidated balance sheets, consolidated statements of income, cumulative redeemable convertible preferred stock and stockholders’ equity and cash flows relate to the Successor company and the period is referred to as the Successor period. A line has been drawn between the accompanying financial statements to distinguish between the pre-repurchase and post-repurchase periods.

Reclassifications. Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no effect on previously reported results of operations, total assets or accumulated retained earnings.

(b) Use of Estimates

Certain estimates and assumptions were made by the Company’s management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include revenue recognition, the carrying amount of container equipment, the residual values and lives of container equipment, impairment of goodwill and intangible assets, the valuation of the cumulative redeemable preferred stock for accretion purposes and allowances for receivables. Actual results could differ from those estimates.

(c) Furniture, Fixtures, and Equipment

Furniture and equipment, which include furniture, fixtures, office equipment, and software, are depreciated on a straight-line basis over estimated useful lives of five years with no salvage value.

(d) Container Rental Equipment

Prior to October 1, 2006, the Company depreciated its new dry van container rental equipment over an estimated useful life of 12.5 years (using the straight-line method) to fixed residual values of $645 for 20’, $795 for 40’ and $805 for 40’ high cubes. Beginning October 1, 2006 and thereafter, the Company revised its estimate of residual values to $850 for 20’, $950 for 40’ and $1,000 for 40’ high cubes. The change in residual values resulted in a reduction in the Company’s depreciation expense of approximately $1.0 million for the three months ended December 31, 2006. This is the estimated quarterly reduction in depreciation expense associated with the change in estimate assuming the Company’s container equipment cost remained at the October 1, 2006 level. The estimated life of new dry van containers remained unchanged at 12.5 years. Used containers are depreciated over the number of years remaining from their normal useful life of 12.5 years but no less than two years. Used containers that are over 12.5 years of age at the time of purchase are depreciated over two years. No depreciation is recorded on used containers that are purchased at or below their residual values.

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

(e) Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company’s container rental equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Impairment losses on equipment held for sale are included in total operating expenses reported under the container leasing segment of the Company (see Note 16). For the year ended December 31, 2007 and three months ended December 31, 2006, the Successor Company recorded impairment losses of $365,000 and $81,000, respectively, on container rental equipment identified for sale. Impairment losses for the Predecessor for the nine months ended September 30, 2006 and year ended December 31, 2005 were $270,000 and $572,000, respectively.

(f) Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired in a business combination accounted for using the purchase method. Goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. On October 1, 2006, the Company recorded goodwill of $50.2 million and intangible assets of $7.4 million resulting from the application of push down accounting under SFAS No. 141 in connection with the Company’s repurchase of its common shares of stock held by Interpool (see Note 3). The purchase price for the incremental ownership the Company acquired from Interpool was based on forecasts and assumptions made on future cash flows. Management has determined that the Company is comprised of two reporting units, container leasing and container management, and has allocated $13.8 million and $36.4 million of goodwill, respectively, to each segment. The allocation of the purchase price is based on the expected future cash flow contribution of each segment and goodwill for each reporting unit was determined as the difference between the allocated purchase price and the fair value of the net assets of each reporting unit. Intangible assets allocated to the container leasing and container management reporting units, net of accumulated amortization, are $2.0 million and $4.0 million, respectively, as of December 31, 2007. Intangible assets have been allocated either directly to the relevant unit or on the expected future cash flow contribution of each segment.

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

The impairment test is conducted by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The annual goodwill impairment test is performed using a combination of the market and income approaches. If the carrying amount of a reporting unit exceeds its fair value, an indication of goodwill impairment exists and a second step is performed to measure the amount of impairment loss, if any. In the application of the impairment testing, the Company is required to make estimates of future operating trends and resulting cash flows and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates. If goodwill is impaired, the Company will record an impairment charge, which will result in a decrease in net income. The Company concluded that no impairment of goodwill existed at December 31, 2007, the time of the latest review. The annual review is performed in the fourth quarter of each year or sooner if indicators for impairment exist.

Although management currently believes that the estimates used in the evaluation of goodwill and other intangibles are reasonable, differences between actual and expected revenue, operating results and cash flow could cause these assets to be deemed impaired. If impairment were to occur, the Company would be required to record a charge to earnings in the amount of the write-down in the value of such assets.

Intangible assets with definite useful lives are amortized over their estimated useful lives. The Company currently amortizes intangible assets on a straight-line basis over their estimated useful lives as follows:

Trademarks	10 years
Software	3 years
Contracts—third party	7 years
Contracts—owned equipment	5 years

(g) Finance Leases

Interest on finance leases is recognized using the effective interest method. Lease income is recorded in decreasing amounts over the term of the contract, resulting in a level rate of return on the net investment in direct finance leases.

(h) Debt Fees

To the extent that the Company is required to pay fees relating to its revolving line of credit, such fees are amortized over the life of the related revolving line of credit using the straight line method and reflected in interest expense. No fees were paid in connection with convertible subordinated debt.

(i) Foreign Currency Translation

The accounts of the Company’s foreign subsidiaries have been converted at rates of exchange in effect at year-end for balance sheet accounts and at a weighted average of exchange rates for the year for income statement accounts. The effects of changes in exchange rates in translating foreign subsidiaries’ financial statements are included in stockholders’ equity as accumulated other comprehensive income.

(j) Accounts Receivable (Owned Fleet)

Amounts billed under operating leases for containers owned by the Company are recorded in accounts receivable (owned fleet). The Company estimates an allowance for doubtful accounts for accounts receivable it does not consider fully collectible. The allowance for doubtful accounts is developed based on two key components: (1) specific reserves for receivables which are impaired for which management believes full collection is doubtful; and (2) a general reserve for estimated losses inherent in the receivables. The general reserve is estimated by applying certain percentages ranging from 1.0% on accounts that are one to thirty days overdue, to 100% on accounts that are one year overdue. The allowance for doubtful accounts is reviewed regularly by management and is based on the risk profile of the receivables, credit quality indicators such as the level of past due amounts and non-performing accounts and economic conditions. The Company’s credit committee meets regularly to assess performance of container lessees and to recommend actions to be taken in order to minimize credit risks. Changes in economic conditions or other events may necessitate additions or deductions to the allowance for doubtful accounts. The allowance is intended to provide for losses inherent in the owned fleet’s accounts receivable, and requires the application of estimates and judgments as to the outcome of collection efforts and the realization of collateral, among other things. Changes in the financial condition of the container lessee or an adverse development in negotiations or legal proceedings to obtain payment could result in the actual loss exceeding the estimated allowance. If the financial condition of container lessees were to deteriorate, reducing their ability to make payments, additional allowances may be required, which would decrease net income in the period of the adjustment.

(k) Income Taxes

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 requires that the Company recognizes in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. On January 1, 2007, the Company adopted FIN 48. The implementation of FIN 48 resulted in no adjustment to retained earnings at adoption and additional tax expense for the year ended December 31, 2007. See Note 8.

(l) Revenue Recognition

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

One requirement of EITF 00-21 for the two deliverables to be accounted for as separate units of accounting is that management can determine the fair value of the undelivered item (the management services), when the first item (the sale of containers) is delivered. Assessing fair value evidence requires judgment. In determining fair value the Company has reviewed information from management agreements entered into with container investors on a standalone basis, compared it to information from management agreements entered into with container investors to whom it concurrently has sold portfolios of containers and determined that the fees charged to container investors who have entered into management agreements on a standalone basis were comparable to the fees charged when the Company entered into management agreements with container investors concurrent with the sales of portfolios of containers. The Company has also reviewed information of other container management companies disclosed in publicly available documents, including investment fund prospectuses and competitor financial statements. Accordingly it was able to determine that the fees charged for its management services were comparable to those charged by other container management companies for the same service. As such, the Company has concluded that evidence exists to support its assessment of the fair value of the management services. However, the Company is one of few companies in the business of selling and managing portfolios of leased containers and in the future data may not be available to support its assessment of fair value. Should fair value evidence not be satisfactory in the future, the gain on sale of container portfolios and the management services may need to be accounted for as one unit of accounting. This would result in the gain on sale of container portfolios being deferred and recognized over the term of the management agreement, which typically ranges from eight to 12 years, rather than in the period the sale occurs.

Based on the conclusion that the sale of containers and the management services can be accounted for separately, the Company recognizes gain on sale of container portfolios when the sale of the containers is completed. The gain is the difference between the sales price and the net book value of the containers sold.

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

As described above, the Company periodically sells containers to container investors which are generally managed by the Company in return for a management fee. A gain is calculated as the excess of sales proceeds over the net book value of the containers sold. The proceeds from sale of these container portfolios were $113.4 million and $49.3 million for the year ended December 31, 2007 and the three months ended December 31, 2006, respectively, for the Successor and $67.9 million and $102.1 million for the nine months ended September 30,

2006 and the year ended December 31, 2005, respectively, for the Predecessor. The gain on sale of container portfolios was $12.9 million and $5.4 million for the year ended December 31, 2007 and the three months ended December 31, 2006, respectively for the Successor, and $8.4 million and $9.9 million for the nine months ended September 30, 2006 and the year ended December 31, 2005, respectively, for the Predecessor.

(m) Stock-Based Compensation

SFAS No. 123(R) Share Based Payment, establishes financial accounting and reporting standards for grants issued after the Statement’s effective date under stock-based employee compensation plans. SFAS No. 123(R) requires all entities to adopt a fair-value-based method of accounting for stock-based compensation plans in which compensation cost is measured at the date the award is granted based on the value of the award and is recognized over the employee service period. The Company adopted SFAS No. 123(R) effective January 1, 2006. Between adoption and the day prior to the Company’s IPO (May 15, 2007), no stock-based awards were granted nor did any previously granted awards vest and, consequently, no stock based compensation expense was recognized during that period. On April 23, 2007, the Company’s board of directors and its stockholders approved the 2007 Equity Incentive Plan. On May 15, 2007, the Company granted stock options to its officers and directors and restricted common stock to certain management employees and has recognized stock compensation expense in accordance with SFAS 123(R). See Note 11.

Prior to the implementation of SFAS 123(R), the Company accounted for its stock-based compensation plan under SFAS No. 123, Accounting for Stock Based Compensation. SFAS 123 allowed an entity to continue to use the method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), with pro forma disclosures of net income as if the fair-value-based method had been applied. APB 25 requires compensation expense to be recognized over the employee service period based on the excess, if any, of the quoted market price of the stock at the date the award is granted or other measurement date, as applicable, over an amount an employee must pay to acquire the stock. The Company elected to continue to apply the provisions of APB 25 in accounting for its Executive Management Incentive Program and recognized compensation expense of $1.8 million during the year ended December 31, 2005.

The preferred shares issued under the Executive Management Incentive Program were issued in 1998 and had no vesting term. As such, there is no compensation expense to be recognized for these shares upon adoption of FAS No. 123(R). The Executive Management Incentive Program was effectively terminated at the time of the IPO.

(n ) Repairs and Maintenance

On September 8, 2006, the FASB posted the Staff Position (FSP) AUG AIR-1, Accounting for Planned Major Maintenance Activities. The FSP amends certain provisions in the AICPA Industry Audit Guide, Audits of Airlines, and APB Opinion No. 28, Interim Financial Reporting. FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial statements. This guidance is effective for the first fiscal period beginning after December 15, 2006, and shall be applied retrospectively for all financial statements presented, unless impracticable to do so.

The Company’s leases require the lessee to pay for any damage to the container beyond normal wear and tear at the end of the lease term. The Company also offers a damage protection plan (“DPP”) pursuant to which the lessee pays a fee in exchange for not being charged for certain damages at the end of the lease term.

Prior to January 1, 2007, for containers not subject to a DPP, the Company accrued for repairs once the decision was made to repair the container, which was made in advance of incurring the repair obligation. For containers covered by a DPP, the Company accounted for periodic maintenance and repairs on an accrual basis.

On January 1, 2007, the Company adopted FSP AUG AIR-1. Accordingly, the Company has retroactively adjusted its Consolidated Financial Statements to reflect the direct expense method of accounting for maintenance, a method permitted under this Staff Position. The effect of adopting this standard on the previously reported Consolidated Financial Statements is summarized in the tables below (in thousands, except per share data):

	Successor	Predecessor
	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year Ended December 31, 2005
Increase (decrease) in:
Statement of income:
Storage, handling and other expenses	$47	$179	$421
Operating income	(47)	(179)	(421)
Income before income taxes	(47)	(179)	(421)
Income taxes	(18)	(64)	(164)
Net income	(29)	(115)	(257)
Basic and diluted earnings per share	0.00	(0.01)	(0.01)

	Successor	Predecessor
	December 31, 2006	December 31, 2005	January 1, 2005
Balance sheet:
Goodwill	$(679)	$—	$—
Total assets	(679)	—	—
Accrued expenses and other current liabilities	(1,328)	(2,040)	(2,461)
Deferred income tax liability	—	568	732
Total liabilities	(1,328)	(1,472)	(1,729)
Retained earnings	649	1,472	1,729
Stockholders’ equity	649	1,472	1,729

(o) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157. This statement establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This statement retains the exchange price notion in earlier definitions of fair value. SFAS No. 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. Therefore, the definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS No. 157 is effective for financial statements issued for years beginning after November 15, 2007, and interim periods within those years with earlier application encouraged. On February 14, 2008, SFAS No. 157 was amended by FSP Nos. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurement for Purposes of Lease Classification or Measurement under Statement 13, to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. However, this exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141, Business Combinations, regardless of whether those assets and liabilities are related to leases. On February 12, 2008, the FASB issued FSP No. 157-2, Effective Date of FASB

Statement No. 157, which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). The Company does not expect the adoption of SFAS No. 157, FSP FAS 157-1 and FSP FAS 157-2 to have a material effect on its consolidated financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this Statement establishes principles and requirements for how the acquirer:

a.	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree;

b.	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and

c.	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company does not expect the adoption of SFAS No. 141R to have a material effect on its consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Non-Controlling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51. The objective of this statement is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards relating to ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, measurement of gain or loss on the deconsolidation of a subsidiary, and disclosure requirements to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The statement applies to all entities that prepare consolidated financial statements, except not-for profit organizations, but will affect only those entities that have outstanding non-controlling interests in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material effect on its consolidated financial position or results of operations.

(3) Step Acquisition of CAI Common Stock Held by Interpool

On October 1, 2006, the Company repurchased 10,584,000 shares, or 50.0% of its outstanding common stock, held by Interpool for $77.5 million. The Company repurchased the shares to execute a management buyout of all common stock held by Interpool. The Company paid Interpool $40 million in cash and issued a new convertible subordinated promissory note for the $37.5 million balance (see Note 7(b)). In addition, the Company incurred $104,000 of expenses in connection with the repurchase.

Financing for the transaction was obtained from a line of credit and term loan facility provided by a group of banks under an amended agreement signed on September 29, 2006 (see “Note (7a)”). On October 2, 2006, the Company borrowed the full $20.0 million under the term loan and an additional $23 million under the revolving line of credit. The proceeds were used to pay the $40.0 million cash portion of the repurchase of all of the Company’s shares of common stock owned by Interpool and to repay the remaining $3.0 million balance on the outstanding subordinated note issued in April 1998 by the Company to Interpool.

As a result of the repurchase, the Company terminated the Operating and Administration Agreement with Interpool for all but 12,000 TEUs of existing containers. The directors that had been appointed by Interpool also resigned from the Company’s board of directors. In addition, Interpool’s warrant to purchase common stock of the Company was terminated.

The repurchase also resulted in an increase in the percentage of common stock held by the Company’s Executive Chairman, Hiromitsu Ogawa, from 50.0% to 100.0%. In connection with the Interpool transaction the Company has applied pushdown accounting in accordance with Staff Accounting Bulletin No. 54 (SAB No. 54) and accounted for the purchase as a step acquisition in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141). The step acquisition and push down accounting resulted in an increase to the carrying value of container rental equipment of $334,000 and the recognition of $50.2 million of goodwill and $7.4 million of intangible assets. The book value of all other assets and liabilities approximated fair value. The purchase price was based on forecasts and assumptions made on the Company’s future cash flows and not on the net asset values on the closing date. Goodwill is the amount paid for the common stock above the fair value of tangible and intangible net assets in the transaction. Goodwill represents the estimated fair value of expected cash flows from subsequently acquired containers that the Company either (1) retains and leases to container lessees as part of its owned fleet; or (2) sells to container investors and manages on their behalf.

The following unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations of the Company for the years ended December 31, 2006 and 2005 and is presented as if the repurchase of shares of our common stock from Interpool occurred at the beginning of these periods. The following information should not be taken as representative of future consolidated results of operations or financial condition of the Company (in thousands):

	Year Ended December 31,
	2006	2005
	(unaudited)
Revenue	$60,661	$61,586
Net income	$11,536	$4,575
Net income available to common stockholders	$3,862	$3,862
Net income per share:
Basic	$1.23	$0.36
Diluted	$0.88	$0.36

(4) Container Leases

The Company leases its containers on either short-term operating leases through master lease agreements, long-term non-cancelable operating leases, or finance leases. The following represents future minimum rents receivable under long-term non-cancelable operating and finance leases as of December 31, 2007 (in thousands):

	Long-term operating	Finance
Year ending December 31:
2008	$10,301	$5,534
2009	8,220	3,611
2010	6,232	2,310
2011	5,606	837
2012 and thereafter	3,845	742

Total minimum rents receivable	$34,204	13,034

Less amount representing unearned income		2,068

Net investment in direct financing leases		$10,966

(5) Intangible Assets

The Company recognized intangible assets on October 1, 2006 in connection with its repurchase of its shares of common stock held by Interpool and amortizes them on a straight line basis over their estimated useful lives disclosed in Note 2(f). Intangible assets at December 31, 2007 are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$1,242	$(150)	$1,092
Software	500	(208)	292
Contracts-third party	3,650	(652)	2,998
Contracts-owned equipment	2,150	(538)	1,612

Total	$7,542	$(1,548)	$5,994

Amortization recorded for the year ended December 31, 2007 and three months ended December 31, 2006 was $1.2 million and $307,000, respectively. There was no intangible asset to amortize prior to October 1, 2006. Estimated future amortization expenses are as follows (in thousands):

2008	$1,242
2009	$1,201
2010	$1,076
2011	$968
2012 and thereafter	$1,507

(6) Accrued Expenses and Other Current Liabilities

The Company accrues for goods and services received and expenses incurred for which billings have not been received. Accrued expenses and other current liabilities at December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Accrued income taxes	$651	$8,896
Due to lessors	49	2,438
Accrued interest	—	2,087
Accrued bonuses	1,228	1,110
Other current liabilities	1,347	745

	$3,275	$15,276

(7) Long Term Debt

(a) Senior Secured Credit Facility

The Company has a senior secured line of credit with a consortium of banks to finance the acquisition of assets and for general working capital purposes. Any amounts drawn on the facility are secured by certain assets of the Company and the underlying leases thereon.

On September 29, 2006, the Company amended its senior secured credit facility provided by a group of banks to provide for a maximum total commitment amount of up to $190.0 million, consisting of a $20.0 million term loan facility and a $170.0 million revolving line of credit. On October 2, 2006, the Company borrowed the full $20.0 million under the term loan and an additional $23.0 million under the revolving line of credit. The proceeds were used to pay the $40.0 million cash portion of the repurchase of the 10,584,000 shares of common stock owned by Interpool and to repay the remaining $3.0 million balance on the outstanding subordinated note issued in April 1998 by the Company to Interpool. On May 21, 2007, the Company paid the term loan balance of $17.5 million and $23.1 million of revolving line of credit from the proceeds of the IPO of its common stock on May 16, 2007.

On September 25, 2007, the Company entered into a new agreement to amend and restate its existing senior secured credit facility with a group of banks. Among other provisions, the amended agreement increased the Company’s revolving line of credit from $170.0 million to $200.0 million, extended the maturity date from September 30, 2010 to September 25, 2012 and reduced the Company’s borrowing rate. The Company’s senior secured credit facility is secured by certain assets of the Company including the containers owned by the Company, the underlying leases thereon and the Company’s interest in any money received under such contracts. The facility may be increased under certain conditions described in the new amended agreement. In addition, there is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The amended agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to the Company. These credit commitments are part of, and not in addition to, the total commitment of $200.0 million provided under the amended agreement. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the senior secured credit facility. As of December 31, 2007, the average interest rate under the amended agreement was approximately 6.2%.

As of December 31, 2007, the Company had $52.4 million in availability under the senior secured credit facility provided there was sufficient security. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default. The amended agreement governing the Company’s senior secured credit facility also contains various financial and other covenants. In addition to financial covenants, the senior secured credit facility has certain restrictions on the Company’s ability to incur other indebtedness or pay dividends to stockholders. As of December 31, 2007, the Company was in compliance with the terms of the senior secured credit facility.

As of December 31, 2007, the senior secured revolving credit facility under the amended agreement had a balance of $147.6 million compared to $115.8 million ($97.0 million revolving line of credit and $18.8 million term loan) as of December 31, 2006 under the prior agreement.

On February 26, 2008, the Company completed an agreement to increase the commitment amount on its existing senior secured credit facility with a consortium of banks. The amended credit agreement increased the commitment amount of the Company’s revolving line of credit from $200 million to $265 million. The maturity date of September 25, 2012 and all other terms of the prior agreement signed on September 25, 2007 as described above remain unchanged.

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

The note was paid in full on May 21, 2007 from the proceeds of the IPO on May 16, 2007. Interest expense relating to the convertible subordinated note from January 1, 2007 thru May 21, 2007 was $1.2 million. As a result of the early payment of the note, the Company recorded a $681,000 gain on extinguishment of debt. The gain represents the difference between the interest actually paid on the note and the average interest expense calculated on a straight line basis over the life of the note and previously recorded from October 1, 2006 through May 21, 2007.

(8) Income Taxes

Income tax expense comprises the following for the periods indicated (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2007	Three Months Ended December 31, 2006	Nine Months Ended September 31, 2006	Year Ended December 31, 2005
Current:
Federal	$11,985	$2,851	$5,083	$21
State	667	142	357	1
Foreign	92	48	11	58

	12,744	3,041	5,451	80

Deferred:
Federal	(1,752)	103	746	5,984
State	58	4	(378)	251
Foreign	52	(29)	37	62

	(1,642)	78	405	6,297

Income tax expense	$11,102	$3,119	$5,856	$6,377

The reconciliation between the Company’s income tax expense and the amounts computed by applying the U.S. federal income tax rates of 35% for the year ended December 31, 2007, three months ended December 31, 2006 and nine months ended September 30, 2006, and 34% for the year ended December 31, 2005 are as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2007	Three Months Ended December 31, 2006	Nine Months Ended September 31, 2006	Year Ended December 31, 2005
Computed expected tax expense	$10,617	$2,923	$5,677	$5,564
Non-deductible stock-based compensation	28	—	—	611
Other permanent differences	15	62	19	(25)
Increase (decrease) in income taxes resulting from:
State income tax expense, net of effect on federal liability	393	95	184	288
Foreign income taxed at different rates	49	39	(24)	(61)

	$11,102	$3,119	$5,856	$6,377

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31 are presented below (in thousands):

	2007	2006
Deferred tax assets:
Bad debt allowance	$192	$600
Accrued vacation pay	69	48
State taxes	159	—
Unearned revenue	1,357	267
Stock-based compensation	240	—
Interest expense	70	—

Gross deferred tax assets	2,087	915
Deferred tax liabilities:
Intangible assets	2,235	2,673
Depreciation and amortization	21,504	21,747
Foreign deferred tax liabilities	132	80
Change in accounting method	159	—

Net deferred tax liability	$21,943	$23,585

The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company’s management considers the projected future taxable income for making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company’s management believes it is more likely than not the Company will realize the benefits of the deductible differences noted above.

As of December 31, 2007, the Company had no federal and state passive activity loss carry-forwards to offset future taxable income.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognizes in the financial statements a tax uncertainty, if it is more likely than not that the position will be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. On January 1, 2007, the Company adopted FIN 48. The Company has elected to record penalties and interest within income tax expense. The implementation of FIN 48 did not have a material effect on the Company’s financial statements.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

Unrecognized benefits at January 1, 2007	$—
Increases related to current year tax positions	1,752

Unrecognized tax benefits at December 31, 2007	$1,752

The unrecognized tax benefits of approximately $1.8 million at December 31, 2007, if recognized, would reduce the Company’s effective tax rate. The Company accrued potential interest and penalties of $112,000 related to unrecognized tax benefits for the year ended December 31, 2007. The Company did not have any unrecognized tax benefits for the three months ended December 31, 2006, nine months ended September 31, 2006 and year ended December 31, 2005.

The Company is subject to income tax by federal, state and foreign taxing authorities and its income tax returns are subject to examination. The Company’s federal income tax returns for 2005 are currently under examination by the Internal Revenue Service. The Company’s state income tax returns in the states of California, New Jersey and South Carolina are also subject to examination by state tax authorities. The Company accrues for unrecognized tax benefits based upon its best estimate of the additional taxes, interest and penalties expected to be paid. The estimates are updated over time as more definitive information becomes available from taxing authorities, completion of tax audits, expiration of statute of limitations, or upon occurrence of other events.

The Company does not believe the total amount of unrecognized tax benefits as of December 31, 2007 will increase or decrease significantly in the next twelve months. At December 31, 2007, the statutes of limitation for tax examinations in the United States, California, New Jersey and South Carolina vary from 2003 to 2007.

(9) Related Party Transactions

As of December 31, 2006, Company executives owed a total of $128,000 to the Company for golf memberships. These amounts bore no interest or due dates and were subsequently collected in full in April 2007.

During 1998, the Company made loans of $900,000 to three employees of the Company for the purchase of Series A cumulative redeemable convertible preferred stock. The fixed interest rate on these loans was 10.5%. As of December 31, 2006 these loans had a balance of approximately $1.2 million owed to the Company. The loans are shown as a deduction from the Series A cumulative redeemable convertible preferred stock presented in temporary equity. The principal and accumulated interest on the loans were collected on May 15, 2007, net of accumulated dividends of $804,000 on the preferred stock and the preferred stock was converted into 724,920 shares of common stock (see Note 10).

(10) Capital Stock

(a) Convertible Preferred Stock

In May 1998, Series A cumulative redeemable convertible preferred stock was issued to certain employees (the Preferred Stockholders) as part of the Company’s Executive Management Incentive Program. Dividends accrued on the preferred stock at 10.5% per annum but were not payable until declared by the board of directors. The preferred stock was redeemable, at the sole option of the Company, at any time following the first to occur of (i) the date any Preferred Stockholder ceased to be an employee of the Company for any reason, or (ii) May 15, 2008. The redemption price for the preferred shares was the greater of the original issue price of the preferred shares, plus accrued and unpaid dividends, or the book value of the common stock into which the preferred stock would be convertible. A liquidity event is defined as an initial public offering (IPO) of the Company’s common stock, or as a sale of a majority of the common stock or assets of the Company, to a person or persons other than the Executive Chairman or Interpool. Accretion of $5.6 million was recorded during the year ended December 31, 2007 related to the increase in fair value of the common stock. As a result of the IPO, on May 16, 2007, all of the preferred stock converted to 724,920 shares of common stock. The Company collected the outstanding amount on all associated notes receivable of $1.2 million (including accrued interest of $582,000) from two officers less accrued dividends of $804,000 on the convertible preferred stock. The conversion of the preferred stock to common stock was recorded at the IPO price of $15.00 per share as $10.9 million in additional paid in capital.

(b) Common Stock

During its IPO on May 16, 2007, the Company sold 5.8 million shares of common stock at $15.00 per share and generated net proceeds of approximately $78.1 million, after deducting underwriting discounts and other offering expenses. The Company used part of the net proceeds from the IPO to pay the $37.5 million convertible subordinated note payable to Interpool and its $17.5 million term loan outstanding under its senior secured credit facility. The remaining $23.1 million was used to pay a portion of the amount outstanding under the Company’s revolving line of credit under its senior secured credit facility with a consortium of banks.

(11) Stock–Based Compensation Plan

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

The stock options granted to officers and directors had an aggregate fair market value of approximately $3.4 million on May 15, 2007 (date of grant) and were calculated using the Black-Scholes-Merton Option pricing model under the following assumptions:

a.	Stock options for officers totaling 508,620 shares with a four-year vesting period: Stock price- $15.00, Exercise price- $15.00, Expected term- 6.25 years, Volatility- 31.9%, Risk free rate- 4.63%, Dividend yield- 0%.

b.	Stock option to three directors at 12,500 shares each with a one-year vesting period was calculated based on the same set of assumptions used for valuing officers’ options, except for the expected term which is 5.5 years.

The risk-free rate is based on the implied yield on a U.S. Treasury bond with a term approximating the expected term of the option. In the absence of historical data, the assumed volatility factor used in the calculation was derived from the average price volatility of common shares for similar companies as of May 15, 2007 over a period approximating the expected term of the option. The assumed dividend yield is zero. As the Company has no historical data, the expected option term is calculated using the simplified method in accordance with Staff Accounting Bulletin (SAB) No. 107.

The value of the stock options for officers and directors is amortized on a straight-line over their vesting periods and recorded as compensation expense. During the year ended December 31, 2007, the Company recorded stock based compensation expense of $629,000 relating to stock options granted to the Company’s officers and directors. As of December 31, 2007, the remaining unamortized stock-based compensation cost relating to non-vested awards for officers was $2.7 million to be recognized over 40.5 months while unamortized stock-based compensation cost relating to non-vested awards for directors at December 31, 2007, was approximately $81,000 to be recognized over 4.5 months. No stock options were vested, exercised, expired or forfeited during the year ended December 31, 2007. No additional stock options were granted between May 15, 2007 and December 31, 2007. As of December 31, 2007, the 546,120 shares in stock options granted to officers and directors, all of which are expected to vest, remained outstanding with an aggregate intrinsic value of zero and an average remaining contractual term of 9.4 years.

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

On July 30, 2007, an additional 2,000 shares of restricted stock were awarded to a new employee at $13.79 per share while 2,819 shares valued at $15.00 per share were forfeited by two employees who left the Company, leaving a balance of 36,057 shares at December 31, 2007. No shares of restricted stock were vested or exercised during the year ended December 31, 2007. Compensation expense relating to restricted stock granted to employees for the year ended December 31, 2007 was $110,000. As of December 31, 2007, there was $428,000 of unrecognized compensation cost related to the restricted stock awards which is expected to be recognized over a weighted average remaining vesting period of 28.6 months. No restricted share is currently vested. The aggregate intrinsic value of restricted shares granted to employees is approximately $379,000 as of December 31, 2007 based on a closing stock price of $10.52 per share.

Compensation expense relating to stock options and restricted stock is recorded as a component of administrative expenses in the Company’s Consolidated Statements of Income.

(12) 401K Savings Plan

The Company established a 401(k) plan in January 1995 for certain eligible employees. Company contribution to this plan was entirely at the Company’s discretion. On October 1, 2007, the Company enhanced the plan to cover all of its U.S. employees. Under the enhanced provisions of the plan, an employee may contribute up to the statutory limit of his or her salary into the plan. The Company matches employee contributions up to 4% of qualified compensation. The Company’s contribution vests immediately. Company contribution to the plan for the year ended December 31, 2007 totaled $39,000. During 2006, the Company made a one-time contribution of $53,000 to the plan. There was no contribution made to the plan in 2005.

(13) Gain on Settlement of Lease Obligation and Gain on Disposition of Used Container Equipment

During 2007, the Company terminated certain operating lease contracts with the lessors prior to their expiration in December 2007. The assets covered under the leases included several containers that were lost, damaged and sold by the Company and for which the Company had received cash payments from its sub-lessees. The Company purchased all containers included under the leases (including those that were lost, damaged or sold) and recognized gains totaling $780,000 on the settlement of the lease obligations. Included within the gain on settlement of lease obligation of $780,000 was the inclusion of gains totaling $153,000 that arose in prior periods but had not been previously recorded.

A gain on disposition of used container equipment of $4.4 million was recognized for the year ended December 31, 2007 and is allocated to the container leasing segment as a reduction of operating expenses . It included a previously unrecorded gain of $214,000 that relates to equipment sold in prior periods that had been purchased as part of the operating leases that were terminated in 2005 and 2006.

(14) Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheets for cash, accounts receivable, and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for the bank debt approximates fair value because the underlying instruments are at variable rates that reprice frequently.

(15) Commitments and Contingencies

The Company utilizes certain office facilities and office equipment under non-cancelable operating lease agreements which generally have original terms of up to five years. The Company also had lease obligations for containers under non-cancellable operating leases at December 31, 2007.

Future minimum lease payments required under non-cancellable operating leases having an original term of more than one year as of December 31, 2007 are as follows (in thousands):

	Office facilities and equipment	Container equipment
Year ending December 31:
2008	$1,024	$81
2009	842	—
2010	681	—
2011	95	—
2012 and thereafter	40	—

	$2,682	$81

Office facility expense for the year ended December 31, 2007, three months ended December 31, 2006, nine months ended September 30, 2006 and year ended December 31, 2005 was $1.1 million, $0.2 million, $0.7 million and $1.0 million, respectively, which is included in marketing, general and administrative expense in the statements of income.

As of December 31, 2007 and 2006, the Company has one outstanding letter of credit of $0.3 million that guarantees the Company’s obligations under certain operating lease agreements.

The Company has commitments to purchase approximately $20.9 million of container equipment as of December 31, 2007.

In the ordinary course of business, the Company executes contracts involving indemnifications standard in the industry and indemnifications specific to a transaction such as an assignment and assumption agreement. These indemnifications might include claims related to tax matters, governmental regulations, and contractual relationships. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim. The Company regularly evaluates the probability of having to incur costs associated with these indemnifications and as of December 31, 2007 there were no claims outstanding under such indemnifications nor does the Company believe any future claims are probable of occurring.

The Company has not provided any guarantees to any container investors.

The Company entered into an employment agreement with Mr. Ogawa effective November 1, 2006 in connection with his position as Executive Chairman. The employment agreement is for a term of two years from the effective date of the IPO, unless the agreement is terminated earlier for death, disability, company insolvency, “cause” or “good reason.” In addition, Mr. Ogawa may terminate the agreement with 30 days’ notice anytime after the one-year anniversary of the effective date of the IPO. Mr. Ogawa is entitled to receive non-equity incentive plan compensation up to 100% of his salary if certain percentages of the Company’s budgeted pretax profit are achieved in a specific fiscal year.

The Company entered into an employment agreement with Mr. Nishibori effective November 1, 2006 in connection with his position as our President and Chief Executive Officer. The employment agreement is effective until October 31, 2008 and automatically renews for additional two-year periods, unless the agreement is terminated earlier by the Company for death, disability, company insolvency or “cause,” by Mr. Nishibori for “good reason” or by either party with at least 90 days’ written notice prior to the end of the term. Mr. Nishibori will be entitled to receive a cash bonus of up to 100% of his salary if certain percentages of the Company’s budgeted pretax profit are achieved in a specific fiscal year.

The Company entered into an employment agreement with Mr. Garcia effective November 1, 2006 in connection with his position as our Senior Vice President and Chief Financial Officer. The employment agreement is effective until October 31, 2009 and automatically renews for additional two-year periods, unless the agreement is terminated earlier by the Company for death, disability, company insolvency or “cause,” by Mr. Garcia for “good reason” or by either party with at least 90 days written notice prior to the end of the term. In addition to being eligible for discretionary cash bonuses, Mr. Garcia’s employment agreement provides that upon completion of an equity offering, Mr. Garcia will receive a cash bonus of $100,000 on November 1, 2007 and on each of the following three anniversaries of that date, so long as he remains employed by the Company on such dates. Mr. Garcia may also become entitled to an annual cash bonus of up to 40.0% of his base salary. This bonus is tied, in part, to the achievement of the Company’s annual earnings goals.

(16) Segment Information

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

There are no inter-segment revenues.

With the exception of amortization of intangible assets and marketing, general and administrative expenses, operating expenses are allocated directly to the container leasing segment. Amortization of intangible assets relating to owned and third party contracts are allocated directly to the container leasing segment and container management segment, respectively. The amortization of remaining intangible assets relating to the trademark and software is allocated to the segments based on average segment TEUs during the year. Marketing, general and administrative expenses are also allocated to the segments based on average segment TEUs after direct allocation of bad debt expense to the container leasing segment. The Company makes its management decisions based on pretax income, and as such does not allocate income tax expense/benefit to its segments.

The allocation of assets between segments is determined by the direct allocation of the managed accounts receivable, the net carrying value of the intangible asset relating to third party contracts, $36.4 million of goodwill, and a portion of the intangible asset relating to trademark and software (determined based on the percentage of average TEUs of managed containers to total average TEUs), to the managed container segment. The remaining balance of total assets is allocated to the container leasing business.

The following tables show segment information for the Successor for the year ended December 31, 2007 and three months ended December 31, 2006 and for the Predecessor for the nine months ended September 30, 2006 and year ended December 31, 2005, reconciled to the Company’s income before taxes as shown in its consolidated statements of income (in thousands).

	Year Ended December 31, 2007				Three Months Ended December 31, 2006
Successor	Container Leasing	Container Management	Unallocated	Total	Container Leasing	Container Management	Unallocated	Total
Container rental revenue	$38,148	$—	$—	$38,148	$9,383	$—	$—	$9,383
Management fee revenue	—	12,663	—	12,663	—	3,569	—	3,569
Gain on sale of container portfolios	—	12,855	—	12,855	—	5,392	—	5,392
Finance lease income	1,206	—	—	1,206	267	—	—	267

Total revenue	39,354	25,518	—	64,872	9,650	8,961	—	18,611

Depreciation of container rental equipment	8,805	—	—	8,805	2360	—	—	2,360
Amortization of intangible assets	520	721	—	1,241	127	180	—	307
Impairment of container rental equipment	365	—	—	365	81	—	—	81
Gain on disposition of used container equipment	(4,400)	—	—	(4,400)	(747)	—	—	(747)
Gain on settlement of lease obligation	(780)	—	—	(780)	—	—	—	—
Equipment rental expense	961	—	—	961	395	—	—	395
Storage, handling and other expenses	3,077	—	—	3,077	779	—	—	779
Marketing, general and administrative expenses	5,159	10,510	—	15,668	1,004	2,385	—	3,389

Total operating expenses	13,706	11,231	—	24,937	3,999	2,565	—	6,564

Operating income	25,648	14,287	—	39,935	5,651	6,396	—	12,047

Interest expense	10,406	—	—	10,406	3,715	—	—	3,715
Gain on extinguishment of debt	(681)	—	—	(681)	—	—	—	—
Interest income	—	—	(126)	(126)	—	—	(20)	(20)

Net interest expense	9,725	—	(126)	9,599	3,715	—	(20)	3,695

Income before income taxes	15,923	14,287	126	30,336	1,936	6,396	20	8,352
Income tax expense	—	—	11,102	11,102	—	—	3,119	3,119

Net income (loss)	$15,923	$14,287	$(10,976)	$19,234	$1,936	$6,396	$(3,099)	$5,233

Total assets	$296,508	$62,591	$—	$359,099	$217,693	$65,307	$—	$283,000

	Nine Months Ended September 30, 2006				Year Ended December 31, 2005
Predecessor	Container Leasing	Container Management	Unallocated	Total	Container Leasing	Container Management	Unallocated	Total
Container rental revenue	$24,228	$—	$—	24,228	$39,614	$—	$—	$39,614
Management fee revenue	—	8,530	—	8,530	—	11,230	—	11,230
Gain on sale of container portfolios	—	8,365	—	8,365	—	9,913	—	9,913
Finance lease income	927	—	—	927	829		—	829

Total revenue	25,155	16,895	—	42,050	40,443	21,143	—	61,586

Depreciation of container rental equipment	9,653	—	—	9,653	14,764	—	—	14,764
Impairment of container rental equipment	270	—	—	270	572	—	—	572
Gain on disposition of used container equipment	(804)	—	—	(804)	(1,166)	—	—	(1,166)
Equipment rental expense	1,187	—	—	1,187	6,875	—	—	6,875
Storage, handling and other expenses	2,411	—	—	2,411	3,853	—	—	3,853
Marketing, general and administrative expenses	2,438	6,529	—	8,967	3,466	7,287	1,798	12,551

Total operating expenses	15,155	6,529	—	21,684	28,364	7,287	1,798	37,449

Operating income	10,000	10,366	—	20,366	12,079	13,856	(1,798)	24,137

Interest expense	4,183	—	—	4,183	7,798	—	—	7,798
Interest income	—	—	(37)	(37)		—	(27)	(27)

Net interest expense	4,183	—	(37)	4,146	7,798	—	(27)	7,771

Net income before income taxes	5,817	10,366	37	16,220	4,281	13,856	(1,771)	16,366
Income tax expense	—	—	5,856	5,856	—	—	6,377	6,377

Net income (loss)	$5,817	$10,366	$(5,819)	$10,364	$4,281	$13,856	$(8,148)	$9,989

Total assets	$181,692	$25,942	$—	$207,634	$164,452	$16,209	$—	$180,661

The Company’s container lessees use containers for their global trade utilizing many worldwide trade routes. The Company earns its revenue from international carriers when the containers are in use and carrying cargo around the world. Most of the Company’s leasing related revenue is denominated in U.S. dollars. All of the Company’s containers are used internationally and no one container is domiciled in one particular place for a prolonged period of time. As such, all of the Company’s long-lived assets are considered to be international with no single country of use.

(17) Credit Concentration

Container Leasing Segment Concentration. Revenue from the Company’s ten largest container lessees represented 62.9% of the revenue from its container leasing segment for the year ended December 31, 2007. Revenue from the Company’s single largest container lessee accounted for 11.8%, or $4.7 million, of revenue from its container leasing segment during such period. This $4.7 million of revenue represented 7.2% of the Company’s total revenue for this period. The largest lessees of the Company’s owned fleet are often among the largest lessees of its managed fleet.

Container Management Segment Concentration. A substantial majority of the Company’s container management segment revenue is derived from container investors associated with five different investment arrangers located in Germany, Switzerland, Austria and Japan. These arrangers are typically in the business of identifying and organizing investors for a variety of investment vehicles and compete with other institutions in these and other countries that perform similar functions. Container investors associated with these five independent investment arrangers represented 95.4% of the Company’s container management revenue for the year ended December 31, 2007. Revenue from the two largest container investors, IGB Container GmbH & Co. KG (IGB) and P&R Equipment and Finance Corp. (P&R) represented 48.0% or $12.2 million, and 29.0% or $7.4 million, respectively, of revenue from the Company’s container management segment during the year ended December 31, 2007. The combined revenue of $19.6 million associated with the two largest investment arrangers represented 30.1% of total revenue for the year ended December 31, 2007. The willingness of investment arrangers to continue to form entities that invest in containers will depend upon a number of factors outside of the Company’s control, including the laws in the countries in which they are domiciled, the tax treatment of an investment or restrictions on foreign investment. If changes in tax laws in any country or other conditions make investments in containers less attractive, the Company will need to identify new container investors in other jurisdictions. If the Company is unable to identify new investors to offset decreases in demand, the gain on sale of container portfolios will decrease almost immediately, and management fee revenues will decrease if existing management agreements that terminate are not replaced by new management agreements.

(18) Earnings per Share

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

The following table sets forth the reconciliation of basic and diluted net income per share for the Successor for the year ended December 31, 2007 and three months ended December 31, 2006, and for the Predecessor for the nine months ended September 30, 2006 and the year ended December 31, 2005. In accordance with SFAS No. 128, Earnings per Share, diluted net income per share takes into account the potential conversion of the convertible subordinated note payable and preferred stock purchased with cash to common stock using the “if-converted” method and the treasury stock method for stock options, restricted stock and preferred shares purchased with notes and accounted for as stock options.

	Successor		Predecessor
(In thousands except per share amounts)	Year Ended December 31, 2007	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year Ended December 31, 2005
Numerator:
Net income available to common shareholders	$13,657	$5,227	$11,828	$9,276
Accretion (decretion) of preferred stock	—	6	(1,464)	—
Interest expense on $37.5 million convertible note, net of tax	548	689	—	—

Net income used in calculation of diluted earnings per share	$14,205	$5,922	$10,364	$9,276

Denominator:
Weighted average shares used in the calculation of basic earnings per share	14,713	10,584	21,168	21,168
Effect of dilutive securities:
Restricted common stock	4	—	—	—
Convertible preferred stock prior to IPO	—	565	567	—
$37.5 million convertible note	1,965	5,121	—	—

Weighted average shares used in the calculation of diluted earnings per share	16,682	16,270	21,735	21,168

Net income per share:
Basic	$0.93	$0.49	$0.56	$0.44
Diluted	$0.85	$0.36	$0.48	$0.44

The calculation of diluted earnings per share for the years ended December 31, 2007 and 2005 excluded the add back of $5.6 million and $641,000, respectively, in accretion of preferred stock in the numerator and 237,000 and 617,000 shares, respectively, of common stock in the denominator because their effect would have been anti-dilutive. In addition, the calculation of diluted earnings per share for the year ended December 31, 2007, excluded options for 546,000 shares of common stock granted to officers and directors because their effect would have been antidilutive.

(19) Selected Quarterly Financial Data (Unaudited)

The following table sets forth key interim financial information for the years ended December 31, 2007 and 2006:

	Successor						Predecessor
	2007 Quarters Ended					2006 Quarters Ended
	Dec. 31	Sept. 30	June 30	Mar. 31		Dec. 31	Sept. 30	June 30	Mar. 31
	(In thousands, except per share amounts)
Revenue	$18,870	$17,455	$14,034	$14,513		$18,611	$15,222	$13,953	$12,875
Operating Expenses	7,081	6,849	5,527	5,480		6,564	6,786	7,028	7,869
Operating income	11,789	10,606	8,507	9,033		12,047	8,436	6,925	5,006
Net income	6,110	5,401	4,111	3,612		5,233	4,555	3,631	2,179
Earnings (loss) per share available to common stockholders:
Basic	$0.36	$0.32	$0.29	$(0.19	) *	$0.49	$0.24	$0.19	$0.13
Diluted	0.36	0.32	0.23	(0.19)		0.36	0.21	0.17	0.10

*	Basic loss per share available to common shareholders for the quarter ended March 31, 2007 was calculated based on net loss available to common shareholders of $2.0 million which represents net income minus $5.6 million of accretion in the value of preferred stock.

S c hedule II

Valuation Accounts

(In thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Deductions*	Balance at End of Period
Predecessor
December 31, 2005
Accounts receivable, allowance for doubtful accounts	$2,613	$771	$(622)	$2,762
September 30, 2006
Accounts receivable, allowance for doubtful accounts	2,762	383	(912)	2,233

Successor
October 1 to December 31, 2006	2,233	110	(1,298)	1,045
December 31, 2007
Accounts receivable, allowance for doubtful accounts	1,045	463	(978)	530

*	Primarily consists of write-offs, net of recoveries and other adjustments

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of CIA International, Inc. (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1, as amended, File No. 333-140496)

3.2	Amended and Restated Bylaws of CAI International, Inc. (incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-1, as amended, File No. 333-140496)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1, as amended, File No. 333-140496)

10.1	Amended and Restated Revolving Credit and Term Loan Agreement, dated September 29, 2006, among Container Applications International, Inc., the Lenders listed on Schedule 1 thereto, Bank of America, N.A., Banc of America Securities, LLC, LaSalle Bank National Association and the Union Bank of California, N.A. (incorporated by reference to Exhibit 10.1 of our Registration Statement on Form S-1, as amended, File No. 333-140496)

10.2	Note Issuance Agreement, dated October 1, 2006, between Container Applications International, Inc. and Interpool, Inc. (incorporated by reference to Exhibit 10.65 of Interpool Inc.’s Quarterly Report on Form 10-Q, dated November 7, 2006 (File No. 001-11862)

10.3	Convertible Subordinated Secured Note, dated October 1, 2006, issued to Interpool, Inc. (incorporated by reference to Exhibit 10.65 of Interpool Inc.’s Quarterly Report on Form 10-Q, dated November 7, 2006 (File No. 001-11862)

10.4*	Employment Agreement, effective November 1, 2006, by and between CAI International, Inc. and Hiromitsu Ogawa (incorporated by reference to Exhibit 10.4 of our Registration Statement on Form S-1, as amended, File No. 333-140496)

10.5*	Employment Agreement, effective November 1, 2006, by and between CAI International, Inc. and Masaaki (John) Nishibori (incorporated by reference to Exhibit 10.5 of our Registration Statement on Form S-1, as amended, File No. 333-140496)

10.6*	Employment Agreement, effective November 1, 2006, by and between CAI International, Inc. and Victor M. Garcia (incorporated by reference to Exhibit 10.6 of our Registration Statement on Form S-1, as amended, File No. 333-140496)

10.7	Amended and Restated Registration Rights Agreement, dated February 16, 2007, by and among CAI International, Inc., Hiromitsu Ogawa, Ogawa Family Trust dated 7/06/98, Ogawa Family Limited Partnership and DBJ Value Up Fund (incorporated by reference to Exhibit 10.7 of our Registration Statement on Form S-1, as amended, File No. 333-140496)

10.8*	Form of Indemnification Agreement between CAI International, Inc. and each of its current executive officers and directors (incorporated by reference to Exhibit 10.8 of our Registration Statement on Form S-1, as amended, File No. 333-140496)

10.9	Office Lease for One Embarcadero Center, dated July 27, 2005, between Container Applications International, Inc. and One Embarcadero Center Venture (incorporated by reference to Exhibit 10.9 of our Registration Statement on Form S-1, as amended, File No. 333-140496)

10.10*	2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 of our Registration Statement on Form S-1, as amended, File No. 333-140496)

‡‡10.11	Second Management Agreement between Container Applications International, Inc. and P&R Equipment & Finance Corporation dated March 1, 1996 (incorporated by reference to Exhibit 10.11 of our Registration Statement on Form S-1, as amended, File No. 333-140496)

I

Exhibit No.	Description
‡‡10.12	Management Agreement between Container Applications International, Inc, P&R Equipment & Finance Corporation and Interpool Containers Limited dated March 14, 2006 (incorporated by reference to Exhibit 10.12 of our Registration Statement on Form S-1, as amended, File No. 333-140496)

10.13*	Stock Purchase Agreement, dated February 16, 2007, by and among CAI International, Inc., Hiromitsu Ogawa and DBJ Value Up Fund (incorporated by reference to Exhibit 10.13 of our Registration Statement on Form S-1, as amended, File No. 333-140496)

10.14*	Voting Agreement, dated February 16, 2007, by and among CAI International, Inc., Hiromitsu Ogawa, and DBJ Value Up Fund (incorporated by reference to Exhibit 10.14 of our Registration Statement on Form S-1, as amended, File No. 333-140496)

10.15	Second Amended and Restated Revolving Credit Agreement, dated as of September 25, 2007, by and among CAI International, Inc., Container Applications Limited, various financial institutions, Bank of America, N.A. and the administrative agent, Banc of America Securities LLC as the arranger, LaSalle Bank National Association as the syndication agent and Union Bank of California, N.A. as the documentation agent (incorporated by reference to Exhibit 10.1 of our report on Form 8-K dated September 25, 2007)

10.16	Amendment No. 1 to that certain Second Amended and Restated Revolving Credit Agreement, dated as of February 26, 2008, by and among CAI International, Inc., Container Applications Limited, the guarantors listed on the signature pages thereto, various lenders, Bank of America, N.A. as administrative agent for itself and the other lenders and Union Bank of California, N.A. as co-agent for itself and the other lenders (incorporated by reference to Exhibit 10.1 of our report on Form 8-K dated February 26, 2008)

21.1	Subsidiaries of CAI International, Inc.

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

*	Management contract or compensatory plan.
‡‡	Confidential treatment requested as to portions of this exhibit. Confidential information has been omitted and filed separately with the Securities and Exchange Commission.

II