Form 10-Q
period 2008-03-31
CAI International, Inc.
filed 2008-05-12
CIK 1388430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2008

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Small reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in the Exchange Act Rule 12b-2).  Yes  ☐     No  ☒

As of April 30, 2008, there were 17,144,977 shares of the Registrant’s common stock, $.0001 par value outstanding.

CAI INTERNATIONAL, INC.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and service development efforts. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words “may”, “might”, “should”, “estimate”, “project”, “plan”, “anticipate”, “expect”, “intend”, “outlook”, “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under “Risk Factors” in our Annual Report Form 10-K filed on March 17, 2008 and in our previous interim filings on Form 10-Q filed during 2007 with the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our filings with the SEC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CAI International, Inc.

Consolidated Balance Sheets

(In thousands, except share information)

(UNAUDITED)

	March 31, 2008	December 31, 2007
ASSETS
Cash	$34,221	$8,433
Accounts receivable (owned fleet), net of allowance for doubtful accounts of $320 and $530 at March 31, 2008 and December 31, 2007, respectively	13,307	12,995
Accounts receivable (managed fleet)	23,486	22,238
Current portion of direct finance leases	4,371	4,610
Deposits, prepayments and other assets	3,200	3,375
Deferred tax assets	1,854	1,777

Total current assets	80,439	53,428
Container rental equipment, net of accumulated depreciation of $86,629 and $86,946 at March 31, 2008 and December 31, 2007, respectively	270,308	242,606
Net investment in direct finance leases	6,958	6,356
Furniture, fixtures and equipment, net of accumulated depreciation of $361 and $325 at March 31, 2008 and December 31, 2007, respectively	486	468
Intangible assets, net of accumulated amortization of $1,860 and $1,548 at March 31, 2008 and December 31, 2007, respectively	5,682	5,994
Goodwill	50,247	50,247

Total assets	$414,120	$359,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$3,555	$3,060
Accrued expenses and other current liabilities	3,823	3,275
Due to container investors	29,371	21,075
Unearned revenue	4,191	3,744
Current portion of capital lease obligation	—	31
Rental equipment payable	47,486	25,446

Total current liabilities	88,426	56,631
Revolving credit facility	165,100	147,600
Deferred income tax liability	23,720	23,720

Total liabilities	277,246	227,951

Stockholders’ equity:
Common stock, par value $.0001 per share ; authorized 84,000,000 shares; issued and outstanding, 17,144,977 shares at March 31, 2008, and December 31, 2007	2	2
Additional paid-in capital	91,284	90,988
Accumulated other comprehensive income	242	101
Retained earnings	45,346	40,057

Total stockholders’ equity	136,874	131,148

Total liabilities and stockholders’ equity	$414,120	$359,099

See accompanying notes to unaudited consolidated financial statements.

CAI International, Inc.

Consolidated Statements of Income

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Revenue:
Container rental revenue	$11,446	$7,880
Management fee revenue	2,910	3,419
Gain on sale of container portfolios	2,922	2,895
Finance lease income	373	319

Total revenue	17,651	14,513

Operating expenses:
Depreciation of container rental equipment	3,012	1,690
Amortization of intangible assets	312	308
Impairment of container rental equipment	95	119
Gain on disposition of used container equipment	(822)	(1,005)
Equipment rental expense	20	395
Storage, handling and other expenses	874	671
Marketing, general and administrative expense	4,404	3,302

Total operating expenses	7,895	5,480

Operating income	9,756	9,033

Interest expense	2,023	3,239
Interest income	(47)	(9)

Net interest expense	1,976	3,230

Income before income taxes	7,780	5,803
Income tax expense	2,491	2,191

Net income	5,289	3,612
Accretion of preferred stock	—	(5,572)

Net income (loss) available to common shareholders	$5,289	$(1,960)

Net income (loss) per share:
Basic	$0.31	$(0.19)
Diluted	$0.31	$(0.19)
Weighted average shares outstanding:
Basic	17,109	10,584
Diluted	17,109	10,584

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$5,289	$3,612
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,048	1,725
Amortization of debt issuance costs	109	113
Amortization of intangible assets	312	308
Impairment of container rental equipment	95	119
Stock-based compensation expense	296	—
Gain on sale of container portfolios	(2,922)	(2,895)
Gain on disposition of used container equipment	(822)	(1,005)
Deferred income taxes	(77)	(128)
Allowance for doubtful accounts	(163)	211
Changes in other operating assets and liabilities:
Accounts receivable	(1,397)	(700)
Related party accounts receivable	—	84
Deposits, prepayments and other assets	350	(1,721)
Accounts payable, accrued expenses and other current liabilities	1,043	(6,478)
Due to container investors	8,296	(1,185)
Unearned revenue	447	7

Net cash provided by (used in) operating activities	13,904	(7,933)

Cash flows from investing activities:
Purchase of containers	(32,372)	(37,215)
Net proceeds from sale of container portfolios	22,157	24,908
Net proceeds from disposition of used container equipment	3,975	4,116
Purchase of furniture, fixtures and equipment	(54)	(44)
Receipt of principal payments from direct financing leases	852	826

Net cash used in investing activities	(5,442)	(7,409)

Cash flows from financing activities:
Proceeds from bank debt	17,500	26,000
Principal payments on capital lease	(31)	—
Principal payments made on bank debt	—	(23,250)
Debt issuance costs	(284)	—

Net cash provided by financing activities	17,185	2,750

Effect on cash of foreign currency translation	141	8

Net increase (decrease) in cash	25,788	(12,584)
Cash at beginning of the period	8,433	20,359

Cash at end of the period	$34,221	$7,775

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$2,365	$9,515
Interest	1,768	2,924
Supplemental disclosure of non-cash investing and financing activity:
Transfer of container rental equipment to direct finance lease	1,215	—

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008 and 2007

(1)	The Company and Nature of Operations

CAI International, Inc. operates in the international intermodal marine cargo container leasing business. Within this single industry sector, the Company generates revenue from two reportable segments: container leasing and container management. The container leasing segment specializes primarily in the ownership and leasing of intermodal dry freight standard containers, while the container management segment manages containers for container investors. The Company leases its containers principally to international container shipping lines located throughout the world. The Company sells containers primarily to investor groups and provides management services to those investors in return for a management fee.

On September 12, 2007, the Company formed Container Applications Limited, a wholly owned subsidiary in Barbados, to facilitate the Company’s international leasing and related business operations.

The Company’s corporate headquarters are located in San Francisco, California.

(2)	Accounting Policies and Recent Accounting Pronouncements

(a) Accounting Policies

There have been no changes to the Company’s accounting policies during the quarter ended March 31, 2008. Refer to Notes 2(a) through 2(n) to consolidated financial statements of the Company’s Annual Report Form 10-K at December 31, 2007, filed with the SEC on March 17, 2008.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal years ended December 31, 2007 and 2006, included in the Company’s Annual Report Form 10-K filed with the U.S. Securities and Exchange Commission on March 17, 2008.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position as of March 31, 2008 and December 31, 2007, the results of operations and cash flows for the three-month periods ended March 31, 2008 and 2007. The results of operations and cash flows for the periods presented are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2008.

(b) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157. This statement establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This statement retains the exchange price notion in earlier definitions of fair value. SFAS No. 157 is effective for financial statements issued for years beginning after November 15, 2007, and interim periods within those years with earlier application encouraged. On February 14, 2008, SFAS No. 157 was amended by FSP Nos. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurement for Purposes of Lease Classification or Measurement under Statement 13, to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. However, this exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141, Business Combinations, regardless of whether those assets and liabilities are related to leases. On February 12, 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). The Company has elected to defer the implementation of SFAS No. 157 for non-financial assets and liabilities in accordance with FSP No. 157-2. Of the deferral, SFAS No. 157 will be applicable to impairment and business combination accounting. The Company does not have financial assets or liabilities nor non-financial assets outside the scope of FSP No. 157-2.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. Under this pronouncement, companies may elect to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. However, SFAS No. 159 specifically includes financial assets and financial liabilities recognized under leases (as defined in SFAS No. 13, Accounting for Leases), as among those items not eligible for the fair value measurement option except contingent obligations for cancelled leases and guarantees of third-party lease obligations. This statement is effective for fiscal years that begin after November 15, 2007. As indicated, SFAS No. 159 specifically excludes financial assets and liabilities recognized under leases from fair value measurement and we have not elected to account for any financial assets or liabilities at fair value. Therefore, this pronouncement had no effect on the Company’s consolidated financial position or results of operations for the quarter ended March 31, 2008.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that objective, this Statement establishes principles and requirements for how the acquirer:

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

In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 110. This guidance allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. The simplified method can be used after December 31, 2007 only if a company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. The Company does not expect the adoption of SAB 110 to have a material effect on its consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities- an amendment of SFAS No. 133.This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This pronouncement currently has no impact on the Company’s disclosures as the Company neither has a derivative instrument nor engages in hedging activities.

(3)	Intangible Assets

The Company amortizes intangible assets on a straight line basis over their estimated useful lives as follows:

Trademarks	10 years
Software	3 years
Contracts—third party	7 years
Contracts—owned equipment	5 years

There were no significant changes to the gross amounts of intangible assets between December 31, 2007 and March 31, 2008. Intangible assets at March 31, 2008 are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$1,242	$(183)	$1,059
Software	500	(250)	250
Contracts—third party	3,650	(782)	2,868
Contracts—owned equipment	2,150	(645)	1,505

Total	$7,542	$(1,860)	$5,682

(4)	Long Term Debt

The Company has a senior secured line of credit with a consortium of banks to finance the acquisition of assets and for general working capital purposes.

The Company’s senior secured credit facility, including any amounts drawn on the facility, is secured by substantially all of the assets of the Company including the containers owned by the Company, the underlying leases thereon and the Company’s interest in any money received under such contracts. The facility may be increased under certain conditions described in the new amended agreement. In addition, there is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to the Company. These credit commitments are part of, and not in addition to, the total commitment provided under the agreement. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the senior secured credit facility. As of March 31, 2008, the the interest rate under the amended agreement was approximately 3.6%.

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

As of March 31, 2008, the Company had $99.9 million in availability under the senior secured credit facility provided there was sufficient security. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default. The amended agreement governing the Company’s senior secured credit facility also contains various financial and other covenants. In addition to financial covenants, the senior secured credit facility has certain restrictions on the Company’s ability to incur other indebtedness or pay dividends to stockholders. As of March 31, 2008, the Company was in compliance with the terms of the senior secured credit facility.

As of March 31, 2008, the senior secured revolving credit facility under the amended agreement had a balance of $165.1 million compared to $147.6 million as of December 31, 2007 under the prior agreement.

(5)	Capital Stock

Prior to its IPO on May 16, 2007, approximately 8.9 million shares or 84% of the Company’s common stock was owned by its Executive Chairman, Hiromitsu Ogawa. In addition, two employees owned 724,920 shares of convertible preferred stock which were subsequently converted to common on IPO date. An accretion of $5.6 million was recorded for the quarter ended March 31, 2007 relating to the increase in fair value of the convertible preferred stock.

During its IPO on May 16, 2007, the Company sold 5.8 million shares of common stock at $15.00 per share and generated net proceeds of approximately $78.1 million, after deducting underwriting discounts and other offering expenses. The Company used part of the net proceeds from the IPO to pay off its $37.5 million convertible subordinated note payable and its $17.5 million term loan outstanding under its senior secured credit facility. The remaining $23.1 million was used to pay a portion of the amount outstanding under the Company’s revolving line of credit under its senior secured credit facility with a consortium of banks.

(6)	Stock–Based Compensation Plan

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

The risk-free rate is based on the implied yield on a U.S. Treasury bond with a term approximating the expected term of the option. In the absence of historical data, the assumed volatility factor used in the calculation was derived from the average price volatility of common shares for similar companies as of May 15, 2007 over a period approximating the expected term of the option. The assumed dividend yield is zero. As the Company had no historical data, the expected option term is calculated using the simplified method in accordance with Staff Accounting Bulletin (SAB) No. 107.

The value of the stock options for officers and directors is amortized on a straight-line over their vesting periods and recorded as compensation expense. During the three months ended March 31, 2008, the Company recorded stock based compensation expense of $251,000 relating to stock options granted to the Company’s officers and directors. As of March 31, 2008, the remaining unamortized stock-based compensation cost relating to non-vested awards for officers is approximately $2.5 million to be recognized over 37.5 months, while unamortized stock-based compensation cost relating to non-vested awards for directors at March 31, 2008 is approximately $27,000 to be recognized over 1.5 months. No stock options were vested, exercised or forfeited during the three months ended March 31, 2008. No additional stock options were granted between May 15, 2007 and March 31, 2008. As of March 31, 2008, the 546,120 shares in stock options granted to officers and directors, all of which are expected to vest, remained outstanding with an aggregate intrinsic value of zero and an average remaining contractual term of 9.1 years.

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

In July 2007, an additional 2,000 shares of restricted stock were awarded to a new employee at $13.79 per share while 2,819 shares valued at $15.00 per share were forfeited by two employees who left the Company in October 2007, leaving a balance of 36,057 shares at December 31, 2007.

During the quarter ended March 31, 2008, no additional shares of restricted stock were granted or forfeited, and no shares of restricted stock were vested or exercised during the period. Compensation expense relating to restricted stock granted to employees for the three months ended March 31, 2008 was approximately $45,000. As of March 31, 2008, there was approximately $383,000 of unrecognized compensation cost related to the restricted stock awards which is expected to be recognized over a weighted average remaining vesting period of 25.6 months.

Compensation expense relating to stock options and restricted stock is recorded as a component of administrative expenses in the Company’s consolidated statements of income.

(7)	Income Taxes

The consolidated income tax expense for the three-month periods ended March 31, 2008 and 2007 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2008 and 2007, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes and the effect of certain permanent differences.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognizes in the financial statements a tax uncertainty if it is more likely than not that the position will be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company adopted FIN 48 during fiscal 2007, evaluated all of its tax positions and determined the cumulative effect of all uncertain tax positions, resulting in unrecognized tax benefits of approximately $1.8 million for the year ended December 31, 2007. There have been no material changes in unrecognized tax benefits at March 31, 2008. The Company does not believe the total amount of unrecognized tax benefits will increase or decrease significantly for the remainder of fiscal 2008.

The Company has included an estimated FIN 48 provision for interest and penalties of $120,000 in its calculation of effective tax rate for fiscal 2008. The impact of FIN 48 on the company’s financial results for the quarter ended March 31, 2008 is not material and is included in the calculation of the Company’s effective tax rate of 32.0%. The lower effective tax rate for the three months ended March 31, 2008 as compared to 37.8% effective tax rate for the three months ended March 31, 2007 is due primarily to greater income before taxes from foreign operations where statutory rates are significantly lower than the U.S. income tax rates.

The Company’s income tax returns are subject to examination by federal, state and foreign taxing authorities for the years covered by each jurisdiction’s statute of limitations. The Company’s federal income tax returns for 2005 are currently under examination by the Internal Revenue Service. The Company’s state income tax returns in the states of California, New Jersey and South Carolina are also subject to examination by state tax authorities. The Company accrues for unrecognized tax benefits based upon its best estimate of the additional taxes, interest and penalties expected to be paid. The estimates are updated over time as more definitive information becomes available from taxing authorities, completion of tax audits, expiration of statute of limitations, or upon occurrence of other events. At March 31, 2008, the statutes of limitation for tax examinations in the United States, California, New Jersey and South Carolina vary from 2003 to 2007.

(8)	Commitments and Contingencies

The Company has commitments to purchase approximately $2.7 million of container equipment as of March 31, 2008. In addition, see Note 11 for the commitment related to the acquisition of Consent Equipment AB, a European container and intermodal equipment leasing company.

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

There are no inter-segment revenues.

The following tables show condensed segment information for the container leasing and container management segments for the three months ended March 31, 2008 and 2007, reconciled to the Company’s income before taxes as shown in its consolidated statements of income (in thousands). The Company makes its management decisions based on pre tax income, and as such does not allocate income tax expense/benefit to its segments.

	Three Months Ended March 31, 2008				Three Months Ended March 31, 2007
	Container Leasing	Container Management	Unallocated	Total	Container Leasing	Container Management	Unallocated	Total
Total revenue	$11,819	$5,832	$—	$17,651	$8,199	$6,314	$—	$14,513
Operating expenses	4,647	3,248	—	7,895	2,940	2,540	—	5,480

Operating income	7,172	2,584	—	9,756	5,259	3,774	—	9,033
Net interest expense	2,023	—	(47)	1,976	3,239	—	(9)	3,230

Net income before income taxes	5,149	2,584	47	7,780	2,020	3,774	9	5,803
Income tax expense	—	—	2,491	2,491	—	—	2,191	2,191

Net income	$5,149	$2,584	$(2,444)	$5,289	$2,020	$3,774	$(2,182)	$3,612

Total assets	$350,488	$63,632	$—	$414,120	$217,749	$66,008	$—	$283,757

The Company’s container lessees use containers for their global trade utilizing many worldwide trade routes. The Company earns its revenue from international carriers when the containers are in use and carrying cargo around the world. Most of the Company’s leasing related revenue is denominated in U.S. dollars. Since all of the Company’s containers are used internationally and no container is domiciled in one particular place for a prolonged period of time, all of the Company’s long-lived assets are considered to be international with no single country of use.

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

The following table sets forth the reconciliation of basic and diluted net income per share for the three months ended March 31, 2008 and 2007 (in thousands, except per share data).

	Three Months Ended March 31,
	2008	2007
Numerator:
Net income (loss) available to common shareholders used in the calculation of basic and diluted earnings per share	$5,289	$(1,960)
Denominator:
Weighted average shares used in the calculation of basic and diluted earnings per share	17,109	10,584
Net income (loss) per share:
Basic	$0.31	$(0.19)
Diluted	$0.31	$(0.19)

The calculation of diluted earnings per share for the three months ended March 31, 2008 excluded from the denominator 546,000 shares of stock options granted to officers and directors and 36,057 shares of restricted stock granted to employees because their effect would have been anti-dilutive. The calculation of diluted earnings per share for the three months ended March 31, 2007 excluded the add back of $5.6 million accretion of preferred stock and $687,000 in interest expense, net of tax, related to the convertible subordinated note, in the numerator and 5,767,000 shares of common stock in the denominator because their effect would have been anti-dilutive.

(11)	Subsequent Event

On April 30, 2008, the Company entered into a Stock Purchase Agreement with BNS Consent Holding AS, a Norwegian corporation, pursuant to which the Company purchased all of the issued and outstanding capital stock of Consent Equipment AB (CEAB), a European container and intermodal equipment leasing company, for $15.6 million in cash and the assumption of approximately $25.0 million in debt. CEAB is headquartered in Gothenburg, Sweden, and has operations located in Sweden, Germany and the United Kingdom. It owns approximately 4,500 palletwide containers, 1,200 roll trailers and 2,400 German swapbodies as of April 30, 2008. The acquisition will be recorded during the second quarter of 2008 using the purchase method of accounting as prescribed under SFAS no. 141, Business Combinations.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes thereto, included in our Annual Report Form 10-K filed with the SEC on March 17, 2008, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those contained in or implied by any forward-looking statements. The factors that could cause or contribute to these differences include those discussed below and those discussed in the “Risk Factors” section of our aforementioned 10-K filing.

The financial information included in this discussion and in our consolidated financial statements may not be indicative of our consolidated financial position, operating results, changes in equity and cash flows in the future, or what they would have been had our equity structure not changed during the periods presented.

Overview

We are one of the world’s leading container leasing and management companies. We purchase new containers, lease them to container shipping lines and either retain them as part of our owned fleet or sell them to container investors for whom we then provide management services. In operating our fleet, we lease, re-lease and dispose of containers and contract for the repair, repositioning and storage of containers. As of March 31, 2008, our fleet comprised 773,000 twenty-foot equivalent units (TEUs) of containers. The following table shows the composition of our fleet as of March 31, 2008 and 2007 and our average fleet utilization for the three months ended March 31, 2008 and 2007:

	As of March 31, 2008	As of March 31, 2007
	(unaudited)
Managed fleet in TEUs	526,031	511,000
Owned fleet in TEUs	247,347	172,853

Total	773,378	683,853

Percentage of on-lease fleet on long-term leases	71.3%	70.5%
Percentage of on-lease fleet on short-term leases	26.4	27.6
Percentage of on-lease fleet on finance leases	2.3	1.9

Total	100.0%	100.0%

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	(unaudited)
Average fleet utilization rate for the period	95.7%	92.4%

Average fleet utilization reflects the average number of TEUs in our fleet on lease as a percentage of total TEUs available for lease. In calculating TEUs available for lease, we exclude units held for sale and units we have purchased that are held at the manufacturer. The utilization rate for a period is calculated by averaging the utilization rates at the end of each calendar month during the period.

We plan to increase both the number of owned containers as well as the number of managed containers in our fleet. During the first quarter ended March 31, 2008, we purchased $54.4 million of new containers. We believe it is important to maintain a balance between the size of our owned fleet and our managed fleet in order to have multiple sources of revenue. In addition, with the subsequent acquisition of CEAB on April 30, 2008, we will be adding palletwide containers, roll trailers and German swapbodies to our fleet to serve the European market (see Note 11 to our unaudited consolidated financial statements).

Results of Operations

The following table summarizes our operating results for the three-month periods ended March 31, 2008 and 2007 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2008	2007	Amount	Percent
	(unaudited)
Total revenue	$17,651	$14,513	$3,138	21.6%
Operating expenses	7,895	5,480	2,415	44.1
Net income	5,289	3,612	1,677	46.4

Total revenue of $17.7 million for three months ended March 31, 2008, increased $3.1 million, or 21.6%, from the total revenue of $14.5 million reported for the three months ended March 31, 2007. The increase was due primarily to higher container rental revenue, finance lease income and gain on sale of container portfolios, partly offset by lower management fee revenue. Operating expenses of $7.9 million for the quarter ended March 31, 2008 increased $2.4 million, or 44.1%, from $5.5 million for the same three-month period in 2007. Our net income increased $1.7 million, or 46.4%, to $5.3 million for the three months ended March 31, 2008 from $3.6 million for the three months ended March 31, 2007. The increase in net income was primarily attributable to the higher revenue and lower interest expense, partly offset by higher operating expenses and income tax expense compared to the three months ended March 31, 2007.

Revenue. The composition of our revenue is shown on our unaudited financial statements included in this filing. The following explains the significant changes in the composition of our total revenue for the three months ended March 31, 2008 and 2007:

Container Rental Revenue. Container rental revenue increased $3.6 million, or 45.3%, to $11.4 million for the three months ended March 31, 2008 from $7.9 million for the three months ended March 31, 2007. The increase in container rental revenue was principally due to an increase in the average number of TEUs on lease in our owned fleet and an increase in average utilization during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

Management Fee Revenue. Management fee revenue for the three months ended March 31, 2008 was $2.9 million, a decline of $509,000, or 14.9%, from $3.4 million for the same period in 2007. The decrease was due primarily to the lower volume of containers sold on behalf of our investors during the first quarter of 2008 compared to the same quarter last year.

Gain on Sale of Container Portfolios. Gain on sale of container portfolios of $2.9 million for the three months ended March 31, 2008 was unchanged compared to the three months ended March 31, 2007. The higher margin for container sales during the first quarter of 2008 was offset by the lower number of TEUs sold.

Finance Lease Income. Finance lease income increased $54,000, or 16.9%, to $373,000 for the three months ended March 31, 2008 from $319,000 for the three months ended March 31, 2007. This increase was primarily due to entering into new contracts for direct finance leases, partly offset by reduction in the principal balance of existing direct finance leases.

Expenses. Details of our operating expenses for the three-month periods ended March 31, 2008 and 2007 are shown on our unaudited statements of income included in this filing. The following explains the significant changes in expenses for the comparative periods:

Depreciation of Container Rental Equipment. Depreciation of container rental equipment increased by $1.3 million, or 78.2%, to $3.0 million for the three months ended March 31, 2008, from $1.7 million for the three months ended March 31, 2007. This increase was primarily attributable to our fleet growth and greater percentage of newer containers in our owned fleet.

Impairment of Container Rental Equipment. Impairment of container rental equipment held for sale decreased $24,000 to $95,000 for the three months ended March 31, 2008 from $119,000 during the three months ended March 31, 2007. The decrease was due primarily to the lower number of TEUs of containers subject to impairment during the first quarter of 2008 as compared to the first quarter of 2007.

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

Gain on Disposition of Used Container Equipment. Gain on disposition of used container equipment decreased $183,000, or 18.2%, to $822,000 for the three months ended March 31, 2008 from $1.0 million for the three months ended March 31, 2007. The decrease was due primarily to a decline in the number of TEUs of used containers sold and lower margin on container sales during the first quarter ended March 31, 2008 as compared to the same quarter in 2007.

Equipment Rental Expense. Equipment rental expense was $20,000 for the three months ended March 31, 2008, a $375,000, or 94.9% decrease from $395,000 expense for the three months ended March 31, 2007. We terminated most of our operating leases during the second quarter of 2007 and purchased the last of the rented units in February 2008.

Storage, Handling and Other Expenses. Storage, handling and other expenses increased by $203,000, or 30.3%, to $874,000 for the three months ended March 31, 2008, from $671,000 for the three months ended March 31, 2007. The increase during the first quarter of 2008 primarily resulted from an increase in our owned fleet and higher overseas storage and handling costs due to the weakening of the US dollar, partly offset by the impact of higher utilization compared to the same quarter last year.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased by $1.1 million, or 33.4%, to $4.4 million for the three months ended March 31, 2008, from $3.3 million for the three months ended March 31, 2007. The increase in marketing general and administrative expenses was driven primarily by higher employee related expenses resulting from an increase in personnel and incentive compensation. Additionally, costs relating to our foreign operations have increased due to the weakening of the US dollar.

Net Interest Expense. Net interest expense for the three months ended March 31, 2008 was $2.0 million, a decrease of $1.2 million, or 38.8%, from $3.2 million for the three months ended March 31, 2007. The decrease in interest expense was due primarily to the decrease in Eurodollar indexed interest rates during the first quarter of 2008 and the repayment of the Company’s subordinated convertible note (a higher interest note payable ) in May 2007.

Income Tax Expense. Income tax expense increased $300,000, or 13.7%, to $2.5 million for the three months ended March 31, 2008 from $2.2 million for the three months ended March 31, 2007. The increase was primarily driven by a 34.1% increase in pretax income for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The effective tax rate for three months ended March 31, 2008 was 32.0% compared to 37.8% for the three months ended March 31, 2007. The lower effective tax rate for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 is due primarily to greater income before taxes from foreign operations where statutory rates are significantly lower than U.S. income tax rates.

Segment Information. The following table summarizes our results of operations for each of our business segments for the three-month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31,		Increase (Decrease)
	2008	2007	Amount	Percent
	(in thousands)
	(unaudited)
Container Leasing
Total revenue	$11,819	$8,199	$3,620	44.2%
Operating expenses	4,647	2,940	1,707	58.1
Interest expense	2,023	3,239	(1,216)	(37.5)

Income before taxes attributable to segment	$5,149	$2,020	$3,129	154.9

Container Management
Total revenue	$5,832	$6,314	$(482)	(7.6)%
Operating expenses	3,248	2,540	708	27.9

Income before taxes attributable to segment	$2,584	$3,774	$(1,190)	(31.5)

Container Leasing. Total revenue from our container leasing segment increased $3.6 million, or 44.2%, to $11.8 million for the three months ended March 31, 2008, from $8.2 million during the three months ended March 31, 2007. The increase was primarily due to greater average number of TEUs on lease in our owned fleet and higher average utilization during the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Total operating expenses for the container leasing segment increased $1.7 million, or 58.1%, to $4.6 million for the three months ended March 31, 2008 from $2.9 million during the three months ended March 31, 2007. The increase was primarily due to higher depreciation of container rental equipment arising from our fleet growth and greater percentage of newer containers in our owned fleet. In addition, the higher percentage of owned average TEU’s also resulted in a higher allocation of marketing, general and administrative expense to the container leasing segment.

Interest expense, which is fully allocated to the container leasing segment, declined by $1.2 million, or 37.5%, to $2.0 million during the quarter ended March 31, 2008, from $3.2 million during the same period last year. The decrease was due primarily to the lower Eurodollar indexed interest rates.

Container Management. Total revenue of $5.8 million from our container management segment for the three months ended March 31, 2008 was $482,000, or 7.6%, lower than the $6.3 million revenue reported for the three months ended March 31, 2007. The decrease in revenue was primarily due to a $509,000, or 14.9%, decrease in management fee revenue compared to the three months ended March 31, 2007, and lower fees on disposition of managed container equipment sold. The decrease in management fee revenue was partly offset by a $27,000 increase in the gain on sale of container portfolios.

Total operating expenses for the container management segment increased $708,000, or 27.9%, for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 as a result of higher marketing, general and administrative expense driven primarily by an increase in personnel and incentive compensation. Additionally, costs relating to our foreign operations have increased due to the weakening of the U.S. dollar.

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

All other terms and conditions of the agreement remain the same as the agreement signed on September 25, 2007 (see Note 4 to our consolidated financial statements contained herein). Our senior secured credit facility is secured by substantially all of our assets, including our containers and the underlying leases thereon and our interest in any money received under such contracts. The facility may be increased under certain conditions described in the new amended agreement. In addition, there is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The amended agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to us. These credit commitments are part of, and not in addition to, the total commitment of $265.0 million provided under the amended agreement. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar Rate loans as defined in the senior secured credit facility. As of March 31, 2008 the interest rate under the amended agreement was 3.6%.

As of March 31, 2008, we had $99.9 million in availability under the senior secured credit facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

We intend to primarily use our senior secured credit facility to fund the purchase of containers in the future. We have typically used the proceeds from sales of container portfolios to container investors to repay our senior secured credit facility. As we expand our owned fleet, our senior secured credit facility balance will be higher, which will result in higher interest expense.

In addition to customary events of default, our senior secured credit facility contains financial covenants that require us to maintain certain ratios in our financial statements. At March 31, 2008, we were in compliance with the financial covenants in our senior secured credit facility.

Cash Flow

The following table sets forth certain cash flow information for the three-month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
	(unaudited)
Net income	$5,289	$3,612
Adjustments to income	8,615	(11,545)

Net cash provided by (used in) operating activities	13,904	(7,933)
Net cash used in investing activities	(5,442)	(7,409)
Net cash provided by financing activities	17,185	2,750
Effect on cash of foreign currency translation	141	8

Net increase (decrease) in cash	25,788	(12,584)
Cash at beginning of period	8,433	20,359

Cash at end of period	$34,221	$7,775

Cash Flows From Operating Activities

Net cash provided by operating activities was $13.9 million for the three months ended March 31, 2008 as compared to $7.9 million net cash used in operating activities for the three months ended March 31, 2007. The increase in cash attributable to operating activities during the three months ended March 31, 2008 as compared to a decrease in cash from operating activities during the same period last year was primarily due to net increases of $8.3 million in due to investors and $1.0 million in accounts payable, accrued expenses and other current liabilities at March 31, 2008, partly offset by a $1.4 million increase in accounts receivable. In contrast, due to investors and accounts payable, accrued expenses and other current liabilities at March 31, 2007 decreased by $1.2 million and $6.5 million, respectively. In addition, prior year’s deposits, prepayments and other assets increased by $1.7 million. The increase in due to investors and accounts payable for the first quarter of 2008 was partly due to normally scheduled payment being made on April 1, 2008 instead of March 31, 2008.

Cash flow from operating activities also increased as a result of higher net income and adjustments for depreciation, amortization, gains and other non-cash items for the three months ended March 31, 2008 compared to the same period in 2007.

Cash Flows From Investing Activities

Net cash used in investing activities was $5.4 million for the three months ended March 31, 2008 compared to $7.4 million for the three months ended March 31, 2007. We continue to invest heavily in intermodal containers and, with the acquisition of CEAB, will be investing in other intermodal assets. Cash usage during the three months ended March 31, 2008 from purchases of containers was $32.4 million compared to $37.2 million during the same period in 2007. The purchase of containers was partly offset by net proceeds from the sale of container portfolios and from the disposition of used container equipment aggregating $26.1 million and $29.0 million for the three months ended March 31, 2008 and 2007, respectively.

Cash Flows From Financing Activities

Net cash provided by financing activities was $17.2 million for the three months ended March 31, 2008 compared to $2.8 million for the three months ended March 31, 2007.  For the three months ended March 31, 2008, cash provided by financing activities primarily came from borrowings of $17.5 million from our senior secured credit facility, compared to borrowings of $26.0 million last year. However, we have made no payment of principal during the first quarter of this year while during the same period last year, we made $23.3 million in principal payments of our senior secured line of credit.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments by due date as of March 31, 2008:

	Payments Due by Period
			1-2	2-3	3-4	4-5	>5
	Total	1 year	years	years	years	years	years
Total debt obligations:
Senior secured credit facility	$165,100	$—	$—	$—	$—	$165,100	$—
Interest expense (1)	26,720	5,954	5,954	5,954	5,954	2,904	—
Rental equipment payable	47,486	47,486	—	—	—	—	—
Rent, office facilities and equipment	2,433	988	830	504	95	16	—
Container purchases commitments	2,726	2,726	—	—	—	—	—

Total contractual obligations	$244,465	$57,154	$6,784	$6,458	$6,049	$168,020	$—

(1)

Interest expense assumes that the interest rate of 3.6% at March 31, 2008 on our senior secured credit facility will remain at the same interest level over the next five years. We expect that the interest rate will vary over time based upon fluctuations in the underlying indexes upon which this interest rate is based.

Our senior secured credit facility provides for a maximum total commitment amount of up to $265.0 million in revolving line of credit. Loans under the senior secured credit facility bear interest at variable rates based on the Eurodollar rate or a Base Rate as defined in our amended agreement, plus a margin that adjusts depending on a certain financial criterion. In addition, there is a commitment fee on the unused amount of the total commitment which is payable quarterly in arrears. The senior secured credit facility provides that swing line loans (up to $10.0 million in the aggregate) and standby letters of credit (up to $15.0 million in the aggregate) will be available to us. These credit commitments are part of, and not in addition to, the total commitment of $265.0 million under our senior secured credit facility. As of March 31, 2008, our senior secured credit facility had a balance of $165.1 million. This loan agreement will terminate on September 25, 2012.

On April 30, 2008, we acquired CEAB as noted in Note 11 to our consolidated financial statements. We expect that with our acquisition of CEAB, we will have additional commitments of approximately $25.0 million. These debt commitments are denominated in U.S. dollars and Euros. We expect to continue further asset purchases in CEAB that will require additional debt commitments. The leasing services offered by CEAB will complement the services currently offered by our existing European subsidiaries and its future equipment purchases will be financed from its operations, existing working capital and additional borrowing arrangement with banks.

Off-Balance Sheet Arrangements

At March 31, 2008, we had no off-balance sheet arrangements or obligations. An off-balance sheet arrangement includes any contractual obligation, agreement or transaction arrangement involving an unconsolidated entity under which we would have: (1) retained a contingent interest in transferred assets; (2) an obligation under derivative instruments classified as equity; (3) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing, hedging or research and development services with us; or (4) made guarantees.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the disclosures made in Management’s Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report Form 10-K at December 31, 2007 filed with the SEC on March 17, 2008.

Recent Accounting Pronouncements

The most recent accounting pronouncements that are relevant to our business are described in Note 2(b) to unaudited consolidated financial statements included in this filing.

ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in foreign exchange rates and interest rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Foreign Exchange Rate Risk. Although we have significant foreign-based operations, the U.S. dollar is our primary operating currency. Thus, substantially all of our revenue and expenses are denominated in U.S. dollars. We had some equipment sales in British Pounds , Euros and Japanese Yen and incurred overhead costs in foreign currencies, primarily in British pounds and Euros. During the recent months, the U.S. dollar has declined in value in relation to other major foreign currencies (such as the Euro). The decline in the U.S. dollars increased our revenues and expenses denominated in foreign currencies. Such a decline did not materially impact our financial results during the quarter ended March 31, 2008 and 2007. However, if the U.S. dollar continues to decline in relation to foreign currencies, foreign exchange fluctuations may have a significant impact on our future operating results.

Interest Rate Risk. The nature of our business exposes us to market risk arising from changes in interest rates to which our variable-rate debt is linked. During the three months ended March 31, 2008 and 2007 we did not utilize interest rate swap agreements or other hedging agreements to manage the market risk associated with fluctuations in interest rates.

As of March 31, 2008 the principal amount of debt outstanding under the variable-rate arrangement of our senior secured credit facility was $165.1 million. A 1.0% increase or decrease in underlying interest rates will increase or decrease interest expense by approximately $1.6 million annually assuming debt remains constant at March 31, 2008 levels. We have no debt outstanding under fixed-rate arrangements as of March 31, 2008.

Credit Risk

We maintain detailed credit records about the container lessees for our total fleet. Our credit policy sets different maximum exposure limits for our container lessees. Credit criteria may include, but are not limited to, container lessee trade route, country, social and political climate, assessments of net worth, asset ownership, bank and trade credit references, credit bureau reports, including those from Dynamar, operational history and financial strength. We monitor container lessees’ performance and lease exposures on an ongoing basis, and our credit management processes are aided by the long payment experience we have with most of the container lessees for our total fleet and our broad network of long- standing relationships in the shipping industry that provide current information about the container lessees for our total fleet. In managing this risk we also make an allowance for doubtful accounts. The allowance for doubtful accounts is developed based on two key components: (1) specific reserves for receivables which are impaired for which management believes full collection is doubtful; and (2) a general reserve for estimated losses inherent in the receivables. The general reserve is estimated by applying certain percentage ranging from 1.0% on accounts that are one to thirty days overdue, to 100% on accounts that are one year overdue. An allowance of $320,000 has been established against non-performing receivables as of March 31, 2008. For the three months ended March 31, 2008, receivable write-offs, net of recoveries, totaled $48,000.

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

Based upon the required evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that as of March 31, 2008 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since December 31, 2007, there have been no material changes in our Risk Factors, except as noted below. Before making an investment decision, investors should carefully consider the risks described on the complete listing of our risk factors on Part 1: Item 1A of our Annual Report Form 10-K filed with the SEC on March 17, 2008. The risks described in our 10-K are not the only ones facing our company. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this 10-Q filing.

Our recent acquisition of Consent Equipment AB (CEAB) could present unforeseen integration obstacles, risks or costs.

Our acquisition of CEAB involves a number of risks and present financial, managerial and operational challenges, including the potential disruption of our ongoing business and distraction of management and the difficulty of integrating personnel and financial and other systems. We also may not be able to retain existing management or hire additional management and other critical personnel. CEAB also increases the scope, geographic diversity and complexity of our operations. As a result of our acquisition of CEAB, we could lose significant current customers of CEAB. In addition, the equipment owned and subsequently purchased by CEAB is more specialized and subject to a greater risk of obsolescence than our existing ISO dry van containers assets. We may also encounter unforeseen obstacles or costs in the integration of CEAB. The presence of one or more material liabilities that are unknown to us at the time of acquisition may have a material adverse effect on our business. As a result of these and other risks, we may not realize any anticipated benefits from the acquisition of CEAB.

Our purchasing and leasing of refrigerated containers may subject us to additional risks.

In 2007 we began purchasing ISO refrigerated containers and leasing them to our customers. We intend to make additional purchases of refrigerated containers. Refrigerated containers are significantly more expensive on a per unit, or TEU basis, than ISO dry van containers and will have a greater financial impact than a single dry van container would have on our financial results. As a new entrant into this segment we may not be able to lease the equipment we have purchased, or lease the units at rates that are profitable. We may also have difficulty remarketing equipment at a profit, or at all, after it is returned at the expiration of its initial lease. Refrigerated containers are also subject to greater risk of obsolescence. There have been significant changes in the regulations surrounding permitted refrigerants and their disposal and subsequent change in regulations affecting equipment could subject us to significantly higher than expected costs. Refrigerated containers also have machinery that need significant, on-going maintenance and repair, and the cargo transported in refrigerated containers is perishable. A malfunction of the container or the machinery will potentially subject us to greater liability to the cargo owners than the liability we currently assume with our dry van containers. Any of these factors could have a material and adverse effect on our financial position and results of operations.

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

CAI International, Inc. (Registrant)

May 12, 2008	/s/ MASAAKI (JOHN) NISHIBORI
Masaaki (John) Nishibori President and Chief Executive Officer (Principal Executive Officer)

May 12, 2008	/s/ VICTOR M. GARCIA
Victor M. Garcia Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)