Form 10-Q
period 2008-06-30
CAI International, Inc.
filed 2008-08-07
CIK 1388430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in the Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of July 31, 2008, there were 17,141,896 shares of the Registrant’s common stock, $.0001 par value outstanding.

CAI INTERNATIONAL, INC.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and service development efforts. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words “may”, “might”, “should”, “estimate”, “project”, “plan”, “anticipate”, “expect”, “intend”, “outlook”, “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under “Risk Factors” below, as well as those identified in our Annual Report Form 10-K filed on March 17, 2008 and in our previous interim filings on Form 10-Q filed on May 12, 2008 with the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our filings with the SEC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CAI International, Inc.

Consolidated Balance Sheets

(In thousands, except share information)

(UNAUDITED)

	June 30, 2008	December 31, 2007
ASSETS
Cash	$18,229	$8,433
Accounts receivable (owned fleet), net of allowance for doubtful accounts of $457 and $530 at June 30, 2008 and December 31, 2007, respectively	15,704	12,995
Accounts receivable (managed fleet)	24,396	22,238
Current portion of direct finance leases	4,930	4,610
Deposits, prepayments and other assets	3,236	3,375
Deferred tax assets	1,933	1,777

Total current assets	68,428	53,428
Container rental equipment, net of accumulated depreciation of $86,295 and $86,946 at June 30, 2008 and December 31, 2007, respectively	313,118	242,606
Net investment in direct finance leases	13,162	6,356
Furniture, fixtures and equipment, net of accumulated depreciation of $517 and $325 at June 30, 2008 and December 31, 2007, respectively	459	468
Intangible assets, net of accumulated amortization of $2,249 and $1,548 at June 30, 2008 and December 31, 2007, respectively	7,708	5,994
Goodwill	50,247	50,247

Total assets	$453,122	$359,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$3,143	$3,060
Accrued expenses and other current liabilities	5,526	3,275
Due to container investors	23,407	21,075
Unearned revenue	3,854	3,744
Current portion of capital lease obligations	4,679	31
Rental equipment payable	30,216	25,446

Total current liabilities	70,825	56,631
Revolving credit facility	193,100	147,600
Deferred income tax liability	25,799	23,720
Capital lease obligations	19,862	—

Total liabilities	309,586	227,951

Stockholders’ equity:
Common stock, par value $.0001 per share ; authorized 84,000,000 shares; issued and outstanding, 17,141,896 shares at June 30, 2008, and December 31, 2007	2	2
Additional paid-in capital	91,488	90,988
Accumulated other comprehensive income	436	101
Retained earnings	51,610	40,057

Total stockholders’ equity	143,536	131,148

Total liabilities and stockholders’ equity	$453,122	$359,099

See accompanying notes to unaudited consolidated financial statements.

CAI International, Inc.

Consolidated Statements of Income

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Container rental revenue	$13,822	$8,280	$25,268	$16,160
Management fee revenue	3,030	3,368	5,940	6,787
Gain on sale of container portfolios	3,295	2,096	6,217	4,991
Finance lease income	495	290	868	609

Total revenue	20,642	14,034	38,293	28,547

Operating expenses:
Depreciation of container rental equipment	3,720	1,761	6,732	3,451
Amortization of intangible assets	389	309	701	617
Impairment of container rental equipment	107	105	202	224
Gain on disposition of used container equipment	(1,472)	(1,043)	(2,294)	(2,048)
Gain on settlement of lease obligation	—	(694)	—	(694)
Equipment rental expense	—	423	20	818
Storage, handling and other expenses	1,350	719	2,224	1,390
Marketing, general and administrative expense	5,117	3,947	9,521	7,249

Total operating expenses	9,211	5,527	17,106	11,007

Operating income	11,431	8,507	21,187	17,540

Interest expense	2,080	2,688	4,103	5,927
Gain on extinguishment of debt	—	(681)	—	(681)
Interest income	(123)	(11)	(170)	(20)

Net interest expense	1,957	1,996	3,933	5,226

Income before income taxes	9,474	6,511	17,254	12,314
Income tax expense	3,210	2,400	5,701	4,591

Net income	6,264	4,111	11,553	7,723
Accretion of preferred stock	—	(5)	—	(5,577)

Net income available to common shareholders	$6,264	$4,106	$11,553	$2,146

Net income per share:
Basic	$0.37	$0.29	$0.68	$0.17
Diluted	$0.37	$0.23	$0.67	$0.17
Weighted average shares outstanding :
Basic	17,113	13,954	17,111	12,278
Diluted	17,122	17,136	17,118	12,278

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$11,553	$7,723
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	6,816	3,519
Amortization of debt issuance costs	229	227
Amortization of intangible assets	701	617
Impairment of container rental equipment	202	224
Stock-based compensation expense	554	149
Gain on sale of container portfolios	(6,217)	(4,991)
Gain on disposition of used container equipment	(2,294)	(2,048)
Deferred income taxes	(211)	(135)
Bad debt expense	(100)	(94)
Gain on extinguishment of debt	—	(681)
Gain on settlement of lease obligation	—	(694)
Changes in other operating assets and liabilities:
Accounts receivable	(2,595)	(1,947)
Related party accounts receivable	—	128
Deposits, prepayments and other assets	566	(21)
Accounts payable, accrued expenses and other current liabilities	84	(9,154)
Due to container investors	2,332	(496)
Unearned revenue	110	42

Net cash provided by (used in) operating activities	11,730	(7,632)

Cash flows from investing activities:
Purchase of containers	(87,205)	(77,161)
Acquisition of Consent Equipment AB, net of cash acquired	(14,566)	—
Net proceeds from sale of container portfolios	43,975	46,118
Net proceeds from disposition of used container equipment	9,076	8,062
Purchase of furniture, fixtures and equipment	(75)	(68)
Receipt of principal payments from direct financing leases	2,530	1,834

Net cash used in investing activities	(46,265)	(21,215)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	78,129
Collection of note receivable on preferred stock	—	1,201
Payment of dividends on preferred stock	—	(804)
Proceeds from bank debt	55,500	51,000
Principal payments on capital leases	(1,164)	(349)
Principal payments made on bank debt	(10,000)	(73,660)
Principal payments made on subordinated note payable	—	(37,500)
Debt issuance costs	(340)	—

Net cash provided by financing activities	43,996	18,017

Effect on cash of foreign currency translation	335	7

Net increase (decrease) in cash	9,796	(10,823)
Cash at beginning of the period	8,433	20,359

Cash at end of the period	$18,229	$9,536

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$6,073	$13,646
Interest	3,407	6,551
Supplemental disclosure of non-cash investing and financing activity:
Conversion of preferred stock to common	—	10,874
Transfer of container rental equipment to direct finance lease	8,836	2,662

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007

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

On April 30, 2008, the Company acquired Consent Equipment AB (CEAB), a European container and intermodal equipment leasing company, for $14.6 million in cash (net of $1.3 million cash acquired) and the assumption of approximately $25.7 million in debt. CEAB is headquartered in Gothenburg, Sweden, and has operations located in Sweden, Germany and the United Kingdom. (See note 3).

The Company operates its business in 13 offices in 11 countries including the United States, and has agents in Asia, Europe, South Africa, Australia and South America. Its corporate headquarters are located in San Francisco, California.

(2)	Accounting Policies and Recent Accounting Pronouncements

(a) Accounting Policies

There have been no changes to the Company’s accounting policies during the quarter ended June 30, 2008. Refer to Notes 2(a) through 2(n) to the consolidated financial statements in the Company’s Annual Report Form 10-K for the year ended December 31, 2007, filed with the SEC on March 17, 2008.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position as of June 30, 2008 and December 31, 2007, the results of operations for the three-month and six-month periods ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007. The results of operations and cash flows for the periods presented are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2008 or in any future period.

(b) Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that objective, SFAS No. 141R establishes principles and requirements for how the acquirer:

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

In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 110. This guidance continues to allow companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. The simplified method can be used after December 31, 2007 only if a company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Due to the limited period of time that its common stock has been publicly traded, the Company used the simplified method in determining the expected term of the stock options granted to date.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities- An amendment of SFAS No. 133. This statement requires enhanced disclosures about an entity’s derivative and hedging activities with the objective of improving the transparency of financial reporting. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this pronouncement is not expected to have a significant impact on the Company’s financial reporting as the amount of the Company’s derivative activities is not material. (See Note 5(b) ).

(3)	Acquisition of Consent Equipment AB (CEAB)

On April 30, 2008, the Company entered into a Stock Purchase Agreement with BNS Consent Holding AS, a Norwegian corporation, pursuant to which the Company purchased all of the issued and outstanding capital stock of Consent Equipment AB (CEAB), a European container and intermodal equipment leasing company, for $14.6 million in cash (net of $1.3 million cash acquired) and the assumption of approximately $25.7 million of CEAB’s debt. CEAB is headquartered in Gothenburg, Sweden, and has operations located in Sweden, Germany and the United Kingdom. It owned approximately 4,400 palletwide containers, 1,200 roll trailers and 2,400 German swap bodies as of April 30, 2008. The functional currency of CEAB is the Euro.

The acquisition was recorded during the second quarter of 2008 using the purchase method of accounting as prescribed under SFAS No. 141, Business Combinations. Accordingly, assets acquired and liabilities assumed were recorded at their fair value estimated by management as of April 30, 2008. The purchase price for the acquisition has been allocated to the assets acquired and liabilities assumed as follows (in thousands):

Current assets	$3,445
Property, plant and equipment	38,847
Intangible assets	2,395
Other assets	1,156

Total assets acquired	45,843

Current liabilities, excluding current portion of capital lease obligations	2,165
Deferred income tax liability	2,134
Capital lease obligations	25,705

Total liabilities assumed	30,004

Net assets acquired	15,839
Cash acquired (included in current assets above)	(1,273)
Debt assumed (included in liabilities assumed above)	25,705

Purchase price and debt assumed, net of cash acquired	$40,271

Adjustments to record the assets acquired and liabilities assumed at fair values include the recognition of $2.4 million of intangible assets as follows:

	Amount (In thousands)	Estimated Life
Trademarks	$43	1 year
Software	43	1 year
Contracts and customer relationships- owned equipment	2,137	7 years
Non-compete agreements	172	2-3 years

The Company’s results for the three and six months ended June 30, 2008 include the results of CEAB for May and June 2008. Pro forma results are not presented as they are not material to the Company’s overall financial statements.

(4)	Intangible Assets

The Company amortizes intangible assets on a straight line basis over their estimated useful lives as follows:

Trademarks	1-10 years
Software	1-3 years
Contracts- third party	7 years
Contracts and customer relationships- owned equipment	5-7 years
Non-compete agreements	2-3 years

Total amortization expense for the three months ended June 30, 2008 and 2007 were $389,000 and $309,000, respectively, and $701,000 and $617,000 for the six months ended June 30, 2008 and 2007, respectively. Intangible assets at June 30, 2008 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$1,285	$(222)	$1,063
Software	543	(299)	244
Contracts- third party	3,650	(913)	2,737
Contracts and customer relationships owned equipment	4,307	(803)	3,504
Non-compete agreements	172	(12)	160

	$9,957	$(2,249)	$7,708

(5)	Revolving Credit Facility, Capital Lease Obligations and Interest Rate Swap

(a) Revolving Credit Facility

The Company has a senior secured line of credit agreement with a consortium of banks to finance the acquisition of assets and for general working capital purposes. This agreement was amended on May 27, 2008 to increase the maximum credit availability. As of June 30, 2008, the maximum credit commitment under the senior secured line of credit was $290.0 million.

The Company’s senior secured credit facility, including any amounts drawn on the facility, is secured by substantially all of the assets of the Company including the containers owned by the Company, the underlying leases thereon and the Company’s interest in any money received under such contracts. The facility may be increased under certain conditions described in the agreement governing the facility. In addition, there is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to the Company. These credit commitments are part of, and not in addition to, the total commitment provided under the agreement. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the senior secured credit facility. As of June 30, 2008, the interest rate under the amended agreement was approximately 3.4%. The agreement governing the Company’s senior secured credit facility also contains various financial and other covenants. It also includes certain restrictions on the Company’s ability to incur other indebtedness or pay dividends to stockholders. As of June 30, 2008, the Company was in compliance with the terms of the senior secured credit facility.

As of June 30, 2008, the outstanding balance under the Company’s senior secured revolving credit facility was $193.1 million compared to an outstanding balance of $147.6 million as of December 31, 2007. As of June 30, 2008, the Company had $96.6 million in availability under the senior secured credit facility (net of $300,000 in letters of credit) subject to our ability to meet the collateral requirements under the agreement governing the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

(b) Capital Lease Obligations

Upon the acquisition of CEAB, the Company assumed CEAB’s capital lease obligations of $25.7 million. As of June 30, 2008, the capital lease obligations had a balance of $24.5 million. The underlying obligations are denominated in U.S. Dollars and Euros at fixed and floating interest rates averaging between 5.5 % to 6.3% as of June 30, 2008 and maturity dates between June 2009 and December 2017. The liability under each lease is secured by the underlying equipment on the lease.

(c) Interest Rate Swap

In conjunction with its acquisition of CEAB, the Company assumed an interest rate swap agreement with a European bank. The interest rate swap contract with the bank is based on a notional amount in Euros equivalent to approximately $4.7 million as of June 30, 2008, with a fixed rate cap of 4.07% against the three-month Euribor rate. The contract expires on July 1, 2010. As of June 30, 2008, the interest rate swap agreement had a fair market value of approximately $101,000. The Company records the monthly change in the fair value of the agreement as an increase or decrease in interest income. The purpose of the interest rate swap agreement is to manage the risk associated with fluctuations in interest rates.

(6)	Capital Stock

Prior to the Company’s IPO on May 16, 2007, approximately 8.9 million shares, or 84% of the Company’s common stock, was owned by its founder and Executive Chairman, Hiromitsu Ogawa. In addition, two employees owned 724,920 shares of convertible preferred stock which were subsequently converted to common stock upon the IPO. The Company recorded $5.6 million of accretion for the six months ended June 30, 2007 relating to the increase in fair value of the convertible preferred stock.

In connection with its IPO on May 16, 2007, the Company sold 5.8 million shares of common stock at $15.00 per share and generated net proceeds of approximately $78.1 million, after deducting underwriting discounts and other offering expenses. The Company used part of the net proceeds from the IPO to pay off its $37.5 million convertible subordinated note payable and its $17.5 million term loan outstanding under its senior secured credit facility. The remaining $23.1 million in net proceeds was used to pay a portion of the amount outstanding under the Company’s revolving line of credit under its senior secured credit facility. After the Company’s IPO, Mr. Ogawa’s ownership of the Company was reduced to approximately 52% of the Company’s outstanding common stock.

(7)	Stock–Based Compensation Plan

(a) Stock Options

The following table summarizes activity in the Company’s stock option plan for the six-month period ended June 30, 2008:

	No. of Shares	Weighted Average Exercise Price
Outstanding options, December 31, 2007	546,120	$15.00
Option grants	22,500	$15.30
Forfeitures	(88,830)	$15.00

Balance, June 30, 2008	479,790	$15.01

Weighted-average remaining term	8.9 years
Options vested and exercisable at:
December 31, 2007	None
June 30, 2008	172,784	$15.00
Options exercised	None

The fair value of the stock options granted by the Company is amortized on a straight-line over vesting periods for the option and recorded as compensation expense. For the three months ended June 30, 2008 and 2007, the Company recorded stock based compensation expense of $258,000 and $149,000, respectively. For the six months ended June 30, 2008 and 2007, the Company recorded stock-based compensation expense of $554,000 and $149,000, respectively. As of June 30, 2008, the remaining unamortized stock-based compensation cost relating to stock options granted to the Company’s executive officers was approximately $1.8 million which is to be recognized over the remaining vesting period of 34.5 months. Unamortized stock-based compensation cost relating to independent directors’ options at June 30, 2008 was approximately $105,000 which is to be recognized over remaining vesting period of 10.5 months.

(b) Restricted Stock Grant

The Company granted certain management employees stock bonuses aggregating 36,876 shares of restricted common stock on May 15, 2007 at a fair value of $15.00 per share. The restricted stock awards vest over three years and are amortized from grant date over three years on a straight line basis. If an employee resigns voluntarily or is terminated for “cause” (as defined in the stock grant documents), the employee will forfeit any unvested portion of the restricted stock award and the amortization of stock-based compensation expense will be adjusted prospectively and amortized over the remaining vesting period.

During the quarter ended June 30, 2008, no additional shares of restricted stock were granted and 11,352 shares were vested, net of 3,081 shares forfeited by employees to cover withholding taxes. The Company retired these 3,081 shares and paid the applicable taxes to federal and state taxing authorities. Compensation expense relating to restricted stock for the three and six months ended June 30, 2008 was approximately $45,000 and $90,000, respectively. As of June 30, 2008, unrecognized compensation cost related to the restricted stock grants was approximately $338,000 which is expected to be recognized over a weighted average remaining vesting period of 22.6 months.

Compensation expense relating to stock options and restricted stock is recorded as a component of administrative expenses in the Company’s consolidated statements of income.

(8)	Income Taxes

The consolidated income tax expense for the three-month and six-month periods ended June 30, 2008 and 2007 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2008 and 2007, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes and the effect of certain permanent differences.

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognizes in the financial statements a tax uncertainty if it is more likely than not that the position will be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company adopted FIN 48 during fiscal 2007, evaluated its tax positions and determined the cumulative effect of all uncertain tax positions, resulting in unrecognized tax benefits of approximately $1.8 million for the year ended December 31, 2007. There have been no material changes in unrecognized tax benefits at June 30, 2008. The Company does not believe the total amount of unrecognized tax benefits will increase or decrease significantly for the remainder of fiscal 2008.

The Company has included an estimated FIN 48 provision for interest and penalties of $120,000 in its calculation of effective tax rate for fiscal 2008. The impact of FIN 48 on the company’s financial results for the quarter ended June 30, 2008 is not material and is included in the calculation of the Company’s effective tax rate of 33.9%. The lower effective tax rate for the three months ended June 30, 2008 as compared to 36.9% effective tax rate for the three months ended June 30, 2007 is due primarily to greater income before taxes from foreign operations where statutory rates are significantly lower than the U.S. income tax rates.

The Company’s income tax returns are subject to examination by federal, state and foreign taxing authorities for the years covered by each jurisdiction’s statute of limitations. The Company accrues for unrecognized tax benefits based upon its best estimate of the additional taxes, interest and penalties expected to be paid. The estimates are updated over time as more definitive information becomes available from taxing authorities, completion of tax audits, expiration of statute of limitations, or upon occurrence of other events. At June 30, 2008, the years potentially open to tax examinations in the United States, California, New Jersey and South Carolina vary from 2003 to 2007.

(9)	Commitments and Contingencies

The Company had commitments to purchase approximately $58.3 million of container equipment as of June 30, 2008.

(10)	Segment Information

The Company operates in one industry segment, container leasing, but has two reportable business segments: container leasing and container management. The container leasing segment derives its revenue from the ownership and leasing of containers to container shipping lines. The container management segment derives its revenue from management fees earned from portfolios of containers and associated leases which are managed on behalf of container investors. It also derives revenue from the sale of containers, previously owned by the Company, to container investors who in turn enter into management agreements with the Company. There are no inter-segment revenues.

The following tables show condensed segment information for the Company’s container leasing and container management segments for the three and six months ended June 30, 2008 and 2007, reconciled to the Company’s income before taxes as shown in its consolidated statements of income for such periods (in thousands). The Company makes its management decisions based on pre tax income, and as such does not allocate income tax expense/benefit to its segments.

	Three Months Ended June 30, 2008				Three Months Ended June 30, 2007
	Container Leasing	Container Management	Unallocated	Total	Container Leasing	Container Management	Unallocated	Total
Total revenue	$14,317	$6,325	$—	$20,642	$8,570	$5,464	$—	$14,034
Operating expenses	5,936	3,275	—	9,211	2,310	3,217	—	5,527

Operating income	8,381	3,050	—	11,431	6,260	2,247	—	8,507
Net interest expense and gain on extinguishment of debt	2,080	—	(123)	1,957	2,007	—	(11)	1,996

Net income before income taxes	6,301	3,050	123	9,474	4,253	2,247	11	6,511
Income tax expense	—	—	3,210	3,210	—	—	2,400	2,400

Net income	$6,301	$3,050	$(3,087)	$6,264	$4,253	$2,247	$(2,389)	$4,111

Total assets at end of period	$388,767	$64,355	$—	$453,122	$228,255	$65,462	$—	$293,717

	Six Months Ended June 30, 2008				Six Months Ended June 30, 2007
	Container Leasing	Container Management	Unallocated	Total	Container Leasing	Container Management	Unallocated	Total
Total revenue	$26,136	$12,157	$—	$38,293	$16,769	$11,778	$—	$28,547
Operating expenses	10,583	6,523	—	17,106	5,250	5,757	—	11,007

Operating income	15,553	5,634	—	21,187	11,519	6,021	—	17,540
Net interest expense and gain on extinguishment of debt	4,103	—	(170)	3,933	5,246	—	(20)	5,226

Net income before income taxes	11,450	5,634	170	17,254	6,273	6,021	20	12,314
Income tax expense	—	—	5,701	5,701	—	—	4,591	4,591

Net income	$11,450	$5,634	$(5,531)	$11,553	$6,273	$6,021	$(4,571)	$7,723

Total assets at end of period	$388,767	$64,355	$—	$453,122	$228,255	$65,462	$—	$293,717

The Company’s container lessees use containers for their global trade utilizing many worldwide trade routes. The Company earns its revenue from international carriers when the containers are in use and carrying cargo around the world. Most of the Company’s leasing related revenue is denominated in U.S. dollars. Since all of the Company’s containers are used internationally and typically no container is domiciled in one particular place for a prolonged period of time, all of the Company’s long-lived assets are considered to be international with no single country of use.

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

The following table sets forth the reconciliation of basic and diluted net income per share for the three and six months ended June 30, 2008 and 2007 (in thousands, except per share data).

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Numerator:
Net income available to common shareholders	$6,264	$4,106	$11,553	$2,146
Accretion (decretion) of preferred stock	—	5	—	—
Interest expense (credit) on $37.5 million convertible note, net of tax	—	(139)	—	—

Net income used in calculation of diluted earnings per share	$6,264	$3,972	$11,553	$2,146

Denominator:
Weighted-average shares used in the calculation of basic earnings per share	17,113	13,954	17,111	12,278
Dilutive effect of stock options and restricted stock	9	—	7	—
Effect of dilutive securities:
Convertible preferred stock prior to IPO	—	312	—	—
$37.5 million convertible note	—	2,870	—	—

Weighted-average shares used in the calculation of diluted earnings per share	17,122	17,136	17,118	12,278

Net income per share:
Basic	$0.37	$0.29	$0.68	$0.17
Diluted	$0.37	$0.23	$0.67	$0.17

The calculation of diluted earnings per share for the three and six months ended June 30, 2008 excluded from the denominator 480,000 shares of stock options granted to officers and directors because their effect would have been anti-dilutive. The calculation of diluted earnings per share for the six months ended June 30, 2007 excluded $5.6 million in accretion of preferred stock and $548,000 in interest expense, net of tax, related to the convertible subordinated note in the numerator, and 4.5 million shares of common stock in the denominator because their effect would have been anti-dilutive. The calculation of diluted earnings per share for the three and six months ended June 30, 2007 excludes 546,000 stock options and 36,876 restricted shares in the denominator because their effect would have been anti-dilutive.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 17, 2008. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those contained in or implied by any forward-looking statements. The factors that could cause or contribute to these differences include those discussed below and those discussed in the “Risk Factors” section of our aforementioned 10-K filing, and Part II, Item1A of this 10-Q filing.

The financial information included in this discussion and in our consolidated financial statements may not be indicative of our consolidated financial position, operating results, changes in equity and cash flows in the future, or what they would have been had our equity structure not changed during the periods presented.

Overview

We are one of the world’s leading container leasing and management companies. We purchase new containers, lease them to container shipping lines and either retain them as part of our owned fleet or sell them to container investors for whom we then provide management services. In operating our fleet, we lease, re-lease and dispose of containers and contract for the repair, repositioning and storage of containers. As of June 30, 2008, our fleet comprised 791,000 twenty-foot equivalent units (TEUs) of containers. The following table shows the composition of our fleet as of June 30, 2008 and 2007 and our average fleet utilization for the three months ended June 30, 2008 and 2007:

	As of June 30, 2008	As of June 30, 2007
	(unaudited)
Managed fleet in TEUs	530,945	514,120
Owned fleet in TEUs	260,519	175,325

Total	791,464	689,445

Percentage of on-lease fleet on long-term leases	69.6%	70.7%
Percentage of on-lease fleet on short-term leases	27.9	27.5
Percentage of on-lease fleet on finance leases	2.5	1.8

Total	100.0%	100.0%

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(unaudited)
Average fleet utilization rate for the period	95.5%	93.7%	95.6%	93.1%

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

We plan to increase both the number of owned containers as well as the number of managed containers in our fleet. During the three and six months ended June 30, 2008, we purchased approximately $37.7 million and $92.1 million, respectively, of new containers. We believe it is important to maintain a balance between the size of our owned fleet and our managed fleet in order to have multiple sources of revenue. In addition, with the acquisition of CEAB on April 30, 2008, we have added palletwide containers, roll trailers and German swap bodies to our fleet to serve the European market (see Note 3 to our unaudited consolidated financial statements).

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

The following table summarizes our operating results for the three-month periods ended June 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2008	2007	Amount	Percent
	(unaudited)
Total revenue	$20,642	$14,034	$6,608	47.1%
Operating expenses	9,211	5,527	3,684	66.7
Net income	6,264	4,111	2,153	52.4

Total revenue of $20.6 million for the three months ended June 30, 2008 increased $6.6 million, or 47.1%, from total revenue of $14.0 million for the three months ended June 30, 2007. The increase was due primarily to higher container rental revenue, finance lease income and gain on sale of container portfolios, partly offset by lower management fee revenue. Revenue from CEAB’s operations which we acquired on April 30, 2008, represented $2.3 million of the increase in total revenue. Operating expenses of $9.2 million for the quarter ended June 30, 2008 increased $3.7 million, or 66.7%, from $5.5 million for the same three-month period in 2007. Our net income increased $2.2 million, or 52.4%, to $6.3 million for the three months ended June 30, 2008 from $4.1 million for the three months ended June 30, 2007. The increase in net income was primarily attributable to the higher revenue from operating a larger owned fleet and higher utilization, and lower interest expense, partly offset by higher operating expenses and income tax expense compared to the three months ended June 30, 2007.

Revenue. The composition of our revenue is shown on our unaudited financial statements included in this filing. The following discussion explains the significant changes in the composition of our total revenue for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007:

Container Rental Revenue. Container rental revenue increased $5.5 million, or 66.9%, to $13.8 million for the three months ended June 30, 2008 from $8.3 million for the three months ended June 30, 2007. The increase in container rental revenue was principally due to an increase in the average number of TEUs on lease in our owned fleet (including the acquisition of CEAB’s fleet) and an increase in average utilization during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. CEAB’s operations represented $2.2 million of the increase in container rental revenue.

Management Fee Revenue. Management fee revenue for the three months ended June 30, 2008 was $3.0 million, a decline of $338,000, or 10.0%, from $3.4 million for the same period in 2007. The decrease was primarily attributable to the lower fee income due to lower volume of used containers sold on behalf of our investors during the second quarter of 2008 compared to the same quarter last year.

Gain on Sale of Container Portfolios. Gain on sale of container portfolios of $3.3 million for the three months ended June 30, 2008 was $1.2 million, or 57.2%, higher than the gain realized for the three months ended June 30, 2007. The increase was due to the higher number of TEUs of containers sold and higher margin on sales during the second quarter of 2008 compared to the same quarter in 2007.

Finance Lease Income. Finance lease income increased $205,000, or 70.7%, to $495,000 for the three months ended June 30, 2008 from $290,000 for the three months ended June 30, 2007. This increase was primarily due to entering into new contracts for direct finance leases, partly offset by a reduction in the principal balance of existing direct finance leases.

Expenses. Details of our operating expenses for the three-month periods ended June 30, 2008 and 2007 are shown on our unaudited statements of income included in this filing. The following discussion explains the significant changes in expenses for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007:

Depreciation of Container Rental Equipment. Depreciation of container rental equipment increased by $2.0 million, or 111.2%, to $3.7 million for the three months ended June 30, 2008, from $1.8 million for the three months ended June 30, 2007. This increase was primarily attributable to our fleet growth, greater percentage of newer containers in our owned fleet and depreciation resulting from the acquisition of CEAB.

Amortization of Intangible Assets. Amortization expense relating to intangible assets for the three months ended June 30, 2008 increased $80,000, or 25.9%, to $389,000 from $309,000 during the same period last year. The increase resulted primarily from the intangible assets recorded in connection with the acquisition of CEAB on April 30, 2008.

Impairment of Container Rental Equipment. Impairment charges for the three months ended June 30, 2008 was unchanged from the three months ended June 30, 2007.

Gain on Disposition of Used Container Equipment. Gain on disposition of used container equipment increased by $429,000, or 41.1%, to $1.5 million for the three months ended June 30, 2008 from $1.0 million for the three months ended June 30, 2007. The increase was due primarily to the higher number of TEUs of used containers sold during the second quarter ended June 30, 2008 as compared to the same quarter in 2007.

Gain on Settlement of Lease Obligation. During the three months ended June 30, 2007 the Company recognized a gain of $694,000 upon settling its liabilities related to lost, damaged or sold equipment that had been on operating leases with a lessor. The settlement amount related to the early termination of the operating leases with the lessor. No such settlement occurred during the three months ended June 30, 2008. Included within the gain on settlement of lease obligation were gains totaling $153,000 that arose in prior periods but had not been previously recorded.

Equipment Rental Expense. No equipment rental expense was incurred for the three months ended June 30, 2008, compared to $423,000 of equipment rental expense incurred for the three months ended June 30, 2007. We terminated all of our operating leases and purchased the last of the rented units in February 2008.

Storage, Handling and Other Expenses. Storage, handling and other expenses increased by $631,000, or 87.8%, to $1.4 million for the three months ended June 30, 2008, from $719,000 for the three months ended June 30, 2007. The increase was primarily attributable to the operations of CEAB and to the increase in our owned fleet, and higher overseas storage and handling costs due to the weakening of the U.S. dollar, partly offset by the impact of higher utilization of containers compared to the same quarter last year.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased by $1.2 million, or 29.6%, to $5.1 million for the three months ended June 30, 2008 from $3.9 million for the three months ended June 30, 2007. The increase in marketing, general and administrative expenses was driven primarily by higher employee related expenses resulting from an increase in personnel and incentive compensation. Additionally, costs relating to our foreign operations have increased due to the weakening of the U.S. dollar and from additional expenses attributable to the operations of CEAB.

Net Interest Expense. Net interest expense of $2.0 million for the three months ended June 30, 2008 decreased $39,000, or 2.0%, from net interest expense incurred during the three months ended June 30, 2007. The decrease in interest expense was due primarily to the decrease in Eurodollar indexed interest rates during the first quarter of 2008 and the repayment of the Company’s subordinated convertible note (which had a higher interest rate) in May 2007. Additionally, during the three months ended June 30, 2007 we recorded a gain related to accrued interest that was extinguished with the repayment of the Interpool subordinated note.

Income Tax Expense. Income tax expense increased $810,000, or 33.8%, to $3.2 million for the three months ended June 30, 2008 from $2.4 million for the three months ended June 30, 2007. The increase was primarily driven by a 45.5% increase in pretax income for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. The effective tax rate for the three months ended June 30, 2008 was 33.9% compared to 36.9% for the three months ended June 30, 2007. The lower effective tax rate for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 is due primarily to greater income before taxes from foreign operations where statutory rates are lower than the U.S. income tax rates.

Segment Information. The following table summarizes our results of operations for each of our business segments for the three-month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Increase (Decrease)
	2008	2007	Amount	Percent
	(in thousands)
	(unaudited)
Container Leasing
Total revenue	$14,317	$8,570	$5,747	67.1%
Operating expenses	5,936	2,310	3,626	157.0
Interest expense	2,080	2,688	(608)	(22.6)
Gain on extinguishment of debt	—	(681)	681	(100.0)

Income before taxes attributable to segment	$6,301	$4,253	$2,048	48.2

Container Management
Total revenue	$6,325	$5,464	$861	15.8%
Operating expenses	3,275	3,217	58	1.8

Income before taxes attributable to segment	$3,050	$2,247	$803	35.7

Container Leasing. Total revenue from our container leasing segment increased $5.7 million, or 67.1%, to $14.3 million for the three months ended June 30, 2008 from $8.6 million during the three months ended June 30, 2007. The increase was primarily due to greater average number of TEUs on lease in our owned fleet and higher average utilization during the three months ended June 30, 2008 compared to the three months ended June 30, 2007. In addition, CEAB’s operations represented $2.3 million of the increase in revenue.

Total operating expenses for the container leasing segment increased $3.6 million, or 157.0%, to $5.9 million for the three months ended June 30, 2008 from $2.3 million for the three months ended June 30, 2007. The increase was primarily due to higher depreciation of container rental equipment arising from our fleet growth and greater percentage of newer containers in our owned fleet. In addition, all of CEAB’s operating expenses were allocated to the container leasing segment since CEAB does not manage equipment for third parties. The higher percentage of owned average TEUs also resulted in a higher allocation of marketing, general and administrative expense to the container leasing segment.

Interest expense, which is fully allocated to the container leasing segment, was $608,000 lower in the three months ended June 30, 2008 compared to the same period than last year due primarily to the lower Eurodollar indexed interest rates. However, during the three months ended June 30, 2007, we recorded a gain of $681,000 on the extinguishment of our $37.5 million convertible note to Interpool, which offset part of 2007 interest expense for the three months ended June 30, 2007.

Container Management. Total revenue of $6.3 million from our container management segment for the three months ended June 30, 2008 was $861,000, or 15.8%, higher than the $5.5 million revenue from our container management segment for the three months ended June 30, 2007. This increase in revenue was primarily due to a $1.2 million, or 57.2%, increase in gain on sale of container portfolios, partly offset by a $338,000, or 10%, decrease in management fee revenue compared to the three months ended June 30, 2007 attributable primarily to lower fee income due to lower volume of used containers sold on behalf of our investors.

Total operating expenses for the container management segment increased $58,000, or 1.8%, for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 as a result of higher marketing, general and administrative expense driven primarily by an increase in personnel and incentive compensation. Additionally, costs relating to our foreign operations have increased due to the weakening of the U.S. dollar.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

The following table summarizes our operating results for the six-month periods ended June 30, 2008 and 2007 (dollars in thousands):

	Six months Ended June 30,		Increase (Decrease)
	2008	2007	Amount	Percent
	(unaudited)
Total revenue	$38,293	$28,547	$9,746	34.1%
Operating expenses	17,106	11,007	6,099	55.4
Net income	11,553	7,723	3,830	49.6

Total revenue of $38.3 million for the six months ended June 30, 2008, increased $9.7 million, or 34.1%, from total revenue of $28.5 million reported for the six months ended June 30, 2007. The increase was due primarily to higher container rental revenue, finance lease income and gain on sale of container portfolios, partly offset by lower management fee revenue. Revenue from CEAB’s operations accounted for $2.3 million of the increase in total revenue. Operating expenses for the six months ended June 30, 2008 increased $6.1 million, or 55.4%, to $17.1 million from $11.0 million for the same six-month period in 2007. Our net income increased $3.8 million, or 49.6%, to $11.6 million for the six months ended June 30, 2008 from $7.7 million for the six months ended June 30, 2007. The increase in net income was primarily attributable to the higher revenue and lower interest expense, partly offset by higher operating expenses and income tax expense compared to the six months ended June 30, 2007.

Revenue. The composition of our revenue is shown on our unaudited financial statements included in this filing. The following discussion explains the significant changes in the composition of our total revenue for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007:

Container Rental Revenue. Container rental revenue increased $9.1 million, or 56.4%, to $25.3 million for the six months ended June 30, 2008 from $16.2 million for the six months ended June 30, 2007. The increase in container rental revenue was principally due to an increase in the average number of TEUs on lease in our owned fleet (including the acquisition of CEAB’s fleet) and an increase in average utilization during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. CEAB’s operations represented $2.2 million of the increase in container rental revenue.

Management Fee Revenue. Management fee revenue for the six months ended June 30, 2008 was $5.9 million, a decline of $847,000, or 12.5%, from $6.8 million for the same period in 2007. The decrease was primarily attributable to the lower fee income due to lower volume of used containers sold on behalf of our investors compared to the first six months of 2007.

Gain on Sale of Container Portfolios. Gain on sale of container portfolios for the six months ended June 30, 2008 was $6.2 million, a $1.2 million, or 24.6%, increase from the gain realized for the six months ended June 30, 2007. The increase was due primarily to higher margin on sales during the first six months of 2008 compared to the same period in 2007.

Finance Lease Income. Finance lease income increased $259,000, or 42.5%, to $868,000 for the six months ended June 30, 2008 from $609,000 for the six months ended June 30, 2007. This increase was primarily due to entering into new contracts for direct finance leases, partly offset by reduction in the principal balance of existing direct finance leases.

Expenses. Details of our operating expenses for the six months ended June 30, 2008 and 2007 are shown on our unaudited statements of income included in this filing. The following discussion explains the significant changes in expenses for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007:

Depreciation of Container Rental Equipment. Depreciation of container rental equipment increased by $3.3 million, or 95.1%, to $6.7 million for the six months ended June 30, 2008, from $3.5 million for the six months ended June 30, 2007. This increase was primarily attributable to our fleet growth, greater percentage of newer containers in our owned fleet and the acquisition of CEAB’s fleet during the second quarter of 2008.

Amortization of Intangible Assets. Amortization expense relating to intangible assets for the six months ended June 30, 2008 increased $84,000, or 13.6%, to $701,000 from $617,000 during the same period last year. The increase resulted primarily from the intangible assets recorded in connection with the acquisition of CEAB on April 30, 2008.

Impairment of Container Rental Equipment. Impairment of container rental equipment held for sale decreased $22,000, or 9.8%, to $202,000 for the six months ended June 30, 2008 from $224,000 during the six months ended June 30, 2007. The decrease was due primarily to the lower number of TEUs of containers subject to impairment during the first six months of 2008 as compared to the first six months of 2007.

Gain on Disposition of Used Container Equipment. Gain on disposition of used container equipment increased $246,000, or 12.0%, to $2.3 million for the six months ended June 30, 2008 from $2.0 million for the six months ended June 30, 2007. The increase was due primarily to the higher number of TEUs of used containers sold during the six months ended June 30, 2008 as compared to the same period in 2007.

Gain on Settlement of Lease Obligation. During the second quarter of 2007, the Company recognized a gain of $694,000 upon settling its liabilities related to lost, damaged or sold equipment that had been on operating leases with a lessor. The settlement amount related to the termination of the operating leases with the lessor. No such settlement occurred during the three months ended June 30, 2008. Included within the gain on settlement of lease obligation in 2007 were gains totaling $153,000 that arose in prior periods but had not been previously recorded.

Equipment Rental Expense. Equipment rental expense was $20,000 for the six months ended June 30, 2008, a $798,000, or 97.6%, decrease from $818,000 expense for the six months ended June 30, 2007. We terminated all of our operating leases and purchased the last of the rented units in February 2008.

Storage, Handling and Other Expenses. Storage, handling and other expenses increased by $834,000, or 60.0%, to $2.2 million for the six months ended June 30, 2008, compared to $1.4 million for the six months ended June 30, 2007. The increase was primarily attributable to the operations of CEAB, the increase in our owned fleet and the higher overseas storage and handling costs due to the weakening of the U.S. dollar, partly offset by the impact of higher utilization of containers compared to the same period last year.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased by $2.3 million, or 31.3%, to $9.5 million for the six months ended June 30, 2008, from $7.2 million for the six months ended June 30, 2007. The increase in marketing, general and administrative expenses was driven primarily by higher employee related expenses resulting from an increase in personnel and incentive compensation. Additionally, costs relating to our foreign operations have increased due to the weakening of the U.S. dollar and additional expenses associated with the operations of CEAB.

Net Interest Expense. Net interest expense for the six months ended June 30, 2008 was $3.9 million, a decrease of $1.3 million, or 24.7%, from $5.2 million of net interest expense for the six months ended June 30, 2007. The decrease in interest expense was due primarily to the decrease in Eurodollar indexed interest rates and the repayment of the Company’s subordinated convertible note (which had a higher interest rate) in May 2007. Additionally, during second quarter ended June 30, 2007 we recorded a gain related to accrued interest that was extinguished with the repayment of the Interpool subordinated note.

Income Tax Expense. Income tax expense increased $1.1 million, or 24.2%, to $5.7 million for the six months ended June 30, 2008 from $4.6 million for the six months ended June 30, 2007. The increase was primarily driven by a 40.1% increase in pretax income for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The effective tax rate for the six months ended June 30, 2008 was 33.0% compared to 37.3% for the six months ended June 30, 2007. The lower effective tax rate for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 is due primarily to greater income before taxes from foreign operations where statutory rates are lower than the U.S. income tax rates.

Segment Information. The following table summarizes our results of operations for each of our business segments for the six-month periods ended June 30, 2008 and 2007:

	Six Months Ended June 30,		Increase (Decrease)
	2008	2007	Amount	Percent
	(in thousands)
	(unaudited)
Container Leasing
Total revenue	$26,136	$16,769	$9,367	55.9%
Operating expenses	10,583	5,250	5,333	101.6
Interest expense	4,103	5,927	(1,824)	(30.8)
Gain on extinguishment of debt	—	(681)	681	(100.0)

Income before taxes attributable to segment	$11,450	$6,273	$5,177	82.5

Container Management
Total revenue	$12,157	$11,778	$379	3.2%
Operating expenses	6,523	5,757	766	13.3

Income before taxes attributable to segment	$5,634	$6,021	$(387)	(6.4)

Container Leasing. Total revenue from our container leasing segment increased $9.4 million, or 55.9%, to $26.1 million for the six months ended June 30, 2008 from $16.8 million during the six months ended June 30, 2007. The increase was primarily due to a greater average number of TEUs on lease in our owned fleet and higher average utilization during the six months ended June 30, 2008 compared to the six months ended June 30, 2007. In addition, CEAB’s operations represented $2.3 million of the increase in revenue.

Total operating expenses for the container leasing segment increased $5.3 million, or 101.6%, to $10.6 million for the six months ended June 30, 2008 from $5.3 million for the six months ended June 30, 2007. The increase was primarily due to higher depreciation of container rental equipment arising from our fleet growth and greater percentage of newer containers in our owned fleet. In addition, CEAB’s operating expenses were allocated to the container leasing segment. The higher percentage of owned average TEU’s also resulted in a higher allocation of marketing, general and administrative expense to the container leasing segment.

Interest expense, which is fully allocated to the container leasing segment, declined by $1.8 million, or 30.8%, to $4.1 million during the quarter ended June 30, 2008 from $5.9 million during the same period last year. The decrease was due primarily to the lower Eurodollar indexed interest rates and the repayment of the Company’s subordinated convertible note (which had a higher interest rate) in May 2007. The decrease was partly offset by a gain related to accrued interest that was extinguished with the repayment of the Interpool subordinated note during the quarter ended June 30, 2008.

Container Management. Total revenue from our container management segment for the six months ended June 30, 2008 was $12.2 million, which was $379,000, or 3.2%, higher than the $11.8 million of revenue from our container management segment for the six months ended June 30, 2007. This increase in revenue was primarily due to a $1.2 million, or 24.6%, increase in gain on sale of container portfolios, partly offset by a $847,000, or 12.5%, decrease in management fee revenue compared to the six months ended June 30, 2007 attributable primarily to lower fee income due to lower volume of used containers sold on behalf of our investors.

Total operating expenses for the container management segment increased $766,000, or 13.3%, for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 as a result of higher marketing, general and administrative expense driven primarily by an increase in personnel and incentive compensation. Additionally, costs relating to our foreign operations have increased due to the weakening of the U.S. dollar.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash flows from operations, sales of container portfolios, borrowings under our senior secured credit facility and sale of our common stock. We believe that cash flow from operations, future sales of container portfolios and borrowing availability under our senior secured credit facility are sufficient to meet our liquidity needs for at least the next 12 months.

We have typically funded a significant portion of the purchase price for new containers through borrowings under our senior secured credit facility. However, from time to time we have funded new container acquisitions through the use of working capital.

On May 27, 2008, we increased our maximum credit available under our existing senior secured credit agreement to $290.0 million. All other terms and conditions of the agreement remain the same as the agreement signed on September 25, 2007 (see Note 5 to our consolidated financial statements contained herein). Our senior secured credit facility is secured by substantially all of our assets, including our containers and the underlying leases thereon and our interest in any money received under such contracts. The facility may be increased under certain conditions described in the agreement. In addition, there is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The amended agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to us. These credit commitments are part of, and not in addition to, the total commitment of $290.0 million. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar Rate loans as defined in the senior secured credit facility. As of June 30, 2008 the interest rate on our senior secured credit facility was 3.4%.

As of June 30, 2008, we had $96.6 million (net of $300,000 in letters of credit) in availability under our senior secured credit facility, subject to our ability to meet the collateral requirements under the agreement governing our senior secured credit facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

We intend to use our senior secured credit facility primarily to fund the purchase of containers in the future. We have typically used the proceeds from sales of container portfolios to container investors to repay our senior secured credit facility. As we expand our owned fleet, our senior secured credit facility balance will be higher, which will result in higher interest expense.

In addition to customary events of default, our senior secured credit facility contains financial covenants that require us to maintain certain ratios in our financial statements. At June 30, 2008, we were in compliance with the financial covenants in our senior secured credit facility.

Cash Flow

The following table sets forth certain cash flow information for the six-month periods ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	2008	2007
	(in thousands)
	(unaudited)
Net income	$11,553	$7,723
Adjustments to income	177	(15,355)

Net cash provided by (used in) operating activities	11,730	(7,632)
Net cash used in investing activities	(46,265)	(21,215)
Net cash provided by financing activities	43,996	18,017
Effect on cash of foreign currency translation	335	7

Net increase (decrease) in cash	9,796	(10,823)
Cash at beginning of period	8,433	20,359

Cash at end of period	$18,229	$9,536

Cash Flows From Operating Activities

Net cash provided by operating activities was $11.7 million for the six months ended June 30, 2008 as compared to $7.6 million net cash used in operating activities for the six months ended June 30, 2007. The increase in cash attributable to operating activities during the six months ended June 30, 2008 was primarily due to a $3.8 million increase in net income for the six months ended June 30, 2008 as compared to same period in 2007 plus the effect of a $3.3 million increase in depreciation for the six months ended June 30, 2008 as compared to same period in 2007. In addition, amount due to investors increased by $2.3 million compared to a decrease of $496,000 during the six months ended June 30, 2007. The increase in accounts payable, accrued expenses and other current liabilities for the six month ended June 30, 2008 increased cash by $84,000 compared to a decrease of $9.2 million during the six months ended June 30, 2007, which resulted primarily from a $9.5 million payment of estimated federal and state income taxes relating to the year ended December 31, 2006.

Cash Flows From Investing Activities

Net cash used in investing activities was $46.3 million for the six months ended June 30, 2008 compared to $21.2 million for the six months ended June 30, 2007. We continue to invest heavily in containers and, with the acquisition of CEAB, will be investing in other specialized equipment. Cash usage during the six months ended June 30, 2008 from purchases of containers was $87.2 million compared to $77.2 million during the same period in 2007. Additionally, we spent $14.6 million (net of cash acquired) to purchase CEAB in April 2008. Cash used to purchase containers and acquire CEAB was partly offset by net proceeds from the sale of container portfolios and from the disposition of used container equipment aggregating $53.1 million and $54.2 million for the six months ended June 30, 2008 and 2007, respectively.

Cash Flows From Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2008 was $44.0 million compared to $18.0 million for the six months ended June 30, 2007. For the six months ended June 30, 2008, we borrowed $55.5 million from our senior secured credit facility and made payments of $10.0 million thereof. We also made principal payments totaling $1.2 million on our capital leases. For the six months ended June 30, 2007, cash from investing activities was provided primarily by the proceeds of $78.1 million from our initial public offering, $51.0 million from bank debt and $1.2 million from collection of note receivable on preferred stock, reduced by the $73.7 million payment of our bank debt and the payment of our $37.5 million convertible note payable to Interpool.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments by due date as of June 30, 2008:

	Payments Due by Period
	Total	1 year	1-2 years	2-3 years	3-4 years	4-5 years	>5 years
Total debt obligations:
Senior secured credit facility	$193,100	$—	$—	$—	$—	$193,100	$—
Interest expense (1)	32,928	8,050	7,776	7,489	7,217	1,976	420
Rental equipment payable	30,216	30,216	—	—	—	—	—
Rent, office facilities and equipment	2,196	972	808	328	88	—	—
Capital lease obligations	24,541	4,679	4,155	4,613	3,719	2,960	4,415
Container purchases commitments	58,347	58,347	—	—	—	—	—

Total contractual obligations	$341,328	$102,264	$12,739	$12,430	$11,024	$198,036	$4,835

(1)

Our estimate of interest expense commitment includes $28.2 million relating to our senior secured credit facility and $4.7 million relating to our capital lease obligations. The calculation of interest related to our senior secured credit facility assumes that the interest rate of 3.4% at June 30, 2008 on our senior secured credit facility will remain at the same interest level over the next five years. We expect that the interest rate will vary over time based upon fluctuations in the underlying indexes upon which this interest rate is based. The interest relating to our capital lease obligations was based on an assumed average interest rate ranging from 5.5% to 6.3% over the above periods.

Our senior secured credit facility provides for a maximum total commitment amount of up to $290.0 million in revolving line of credit. Loans under our senior secured credit facility bear interest at variable rates based on the Eurodollar rate or a Base Rate as defined in the agreement governing our senior secured credit facility, plus a margin that adjusts depending on a certain financial criterion. In addition, there is a commitment fee on the unused amount of the total commitment which is payable quarterly in arrears. The senior secured credit facility provides that swing line loans (up to $10.0 million in the aggregate) and standby letters of credit (up to $15.0 million in the aggregate) will be available to us. These credit commitments are part of, and not in addition to, the total commitment of $290.0 million under our senior secured credit facility. As of June 30, 2008, our senior secured credit facility had a balance of $193.4 million (including $300,000 of letters of credit). This loan agreement will terminate on September 25, 2012.

As part of the acquisition of CEAB, we assumed additional obligations of approximately $25.7 million related to capital leases. These capital lease obligations are denominated in U.S. dollars and Euros and had a balance of $24.5 million as of June 30, 2008.

Off-Balance Sheet Arrangements

At June 30, 2008, we had no significant off-balance sheet arrangements or obligations. An off-balance sheet arrangement includes any contractual obligation, agreement or transaction arrangement involving an unconsolidated entity under which we would have: (1) retained a contingent interest in transferred assets; (2) an obligation under derivative instruments classified as equity; (3) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing, hedging or research and development services with us; or (4) made guarantees.

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

Foreign Exchange Rate Risk. Although we have significant foreign-based operations, the U.S. dollar is our primary operating currency. Thus, substantially all of our revenue and expenses are denominated in U.S. dollars. We had equipment sales in British Pounds, Euros and Japanese Yen and incurred overhead costs in foreign currencies, primarily in British pounds and Euros. CEAB has a significant amount of revenue as well expenses denominated in Euro, Swedish Kroner and Norwegian Kroner. The U.S. dollar has declined in value in relation to other major foreign currencies (such as the Euro). The decline in the U.S. dollars increased our revenues and expenses denominated in foreign currencies. If the U.S. dollar continues to decline in relation to foreign currencies, such decline may have a significant impact on our future operating results.

Interest Rate Risk. The nature of our business exposes us to market risk arising from changes in interest rates to which our variable-rate debt is linked. In connection with the acquisition of CEAB, we assumed an interest rate swap agreements to manage the risk associated with fluctuations in interest rates. This interest rate swap agreement had a value of $101,000 as of June 30, 2008.

As of June 30, 2008 the principal amount of debt outstanding under the variable-rate arrangement of our senior secured credit facility was $193.1 million. In addition, the capital lease obligations we assumed in conjunction with the acquisition of CEAB had a balance of $24.5 million at June 30, 2008 and have variable interest rates. A 1.0% increase or decrease in underlying interest rates for these obligations will increase or decrease interest expense by approximately $2.1 million annually assuming debt remains constant at June 30, 2008 levels.

Credit Risk

We maintain detailed credit records about the container lessees for our total fleet. Our credit policy sets different maximum exposure limits for our container lessees. Credit criteria may include, but are not limited to, container lessee trade route, country, social and political climate, assessments of net worth, asset ownership, bank and trade credit references, credit bureau reports, including those from Dynamar, operational history and financial strength. We monitor container lessees’ performance and lease exposures on an ongoing basis, and our credit management processes are aided by the long payment experience we have with most of the container lessees for our total fleet and our broad network of long- standing relationships in the shipping industry that provide current information about the container lessees for our total fleet. In managing this risk we also make an allowance for doubtful accounts. The allowance for doubtful accounts is developed based on two key components: (1) specific reserves for receivables where management believes full collection is doubtful; and (2) a general reserve for estimated losses inherent in the receivables. The general reserve is estimated by applying certain percentage ranging from 1.0% on accounts that are one to thirty days overdue, to 100% on accounts that are one year overdue. An allowance of $457,000 has been established against non-performing receivables as of June 30, 2008. For the six months ended June 30, 2008, receivable write-offs, totaled $85,000.

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

Based upon the required evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that as of June 30, 2008 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Before making an investment decision, investors should carefully consider the risks described below as well as the risk factors in Part 1: Item 1A of our Annual Report Form 10-K for the year ended December 31, 2008 filed with the SEC on March 17, 2008. The risks described in our Form 10-K and the risks described below are not the only ones facing our company. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations. Any of these risks could adversely affect our business, cash flows, financial condition and results of operations. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this 10-Q filing.

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

Demand for containers depends largely on the rate of world trade and economic growth, with consumer demand being one of the most critical factors affecting this growth. Economic downturns in one or more countries, particularly in the United States and other countries with consumer-oriented economies, could result in a reduction in world trade volume or in demand by container shipping lines for leased containers. Thus, a decrease in the volume of world trade may adversely affect our utilization and per diem rates and lead to reduced revenue, increased operating expenses (such as storage and repositioning costs) and have an adverse effect on our financial performance. We cannot predict whether, or when, such downturns will occur.

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

Because steel is the major component used in the construction of new containers, the price of new containers and per diem rates on new containers are highly correlated with the price of raw steel. In the late 1990s, new container prices and per diem rates declined because of, among other factors, a drop in worldwide steel prices and a shift in container manufacturing from Taiwan and Korea to areas in mainland China with lower labor costs. From 2003 to 2004, and again in the second half of 2006, container prices and leasing rates increased partially due to an increase in worldwide steel prices. Similarly, container prices during the first six months of 2008 have risen from their 2007 levels partially due to higher commodity prices. We cannot predict if recent price increases will be sustained or if container prices and per diem rates may fall again. If container prices decline, we may need to lease the containers at low return rates or at a loss. Per diem rates may be negatively impacted by the entrance of new leasing companies, overproduction of new containers by manufacturers and over-buying of containers by container shipping lines and leasing competitors. For example, during 2001 and again in 2005, overproduction of new containers, coupled with a build-up of container inventories in Asia by leasing companies and container shipping lines, led to decreasing per diem rates and utilization rates. In 2007, competitive pressures also reduced per diem rates. In the event that the container shipping industry were to be characterized by overcapacity in the future, or if available supply of containers were to increase significantly as a result of, among other factors, new companies entering the business of leasing and selling containers, both utilization and per diem rates may decrease, adversely affecting our revenue and operating results.

We face extensive competition in the container leasing industry.

We may be unable to compete favorably in the highly competitive container leasing and container management businesses. We compete with a number of major leasing companies, many smaller lessors, manufacturers of container equipment, companies and financial institutions offering finance leases, promoters of container ownership and leasing as a tax-efficient investment, container shipping lines, which sometimes lease their excess container stocks, and suppliers of alternative types of containers for freight transport. Some of these competitors have greater financial resources and access to capital than we do. Additionally, some of these competitors may have large, underutilized inventories of containers, which could lead to significant downward pressure on per diem rates, margins and prices of containers. Competition among container leasing companies depends upon many factors, including among others, per diem rates; lease terms, including lease duration, drop-off restrictions and repair provisions; customer service; and the location, availability, quality and individual characteristics of containers. New entrants into the leasing business have been attracted by the high rate of containerized trade growth in recent years. New entrants may be willing to offer pricing or other terms that we are unwilling or unable to match. As a result, we may not be able to maintain a high utilization rate or achieve our growth plans.

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

As we increase the number of containers in our owned fleet, either as a result of planned growth in our owned fleet or as a result of our inability to sell containers to container investors, we may need to maintain higher debt balances which may adversely affect our return on equity and reduce our capital resources, including our ability to borrow money to continue expanding our managed fleet. Future borrowings may not be available under our senior secured credit facility or we may not be able to refinance the facility, if necessary, on commercially reasonable terms or at all. We may need to raise additional debt or equity capital in order to fund our business, expand our sales activities and/or respond to competitive pressures. We may not have access to the capital resources we desire or need to fund our business. These effects, among others, may reduce our profitability and adversely affect our plans to continue the expansion of the container management portion of our business. Our container lessees prefer newer containers, so to stay competitive we must continually add new containers to our fleet. If we are unable to make necessary capital expenditures, our fleet of containers may be less attractive to our container lessees and our profitability could suffer.

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

When lessees default, we may fail to recover all of our containers and the containers we do recover maybe returned to locations where we will not be able to quickly re-lease or sell them on commercially acceptable terms. We may have to reposition these containers to other places where we can re-lease or sell them, which could be expensive depending on the locations and distances involved. Following repositioning, we may need to repair the containers and pay container depots for storage until the containers are re-leased. For our owned containers these costs will directly reduce our income before taxes and for our managed containers, lessee defaults will increase operating expenses, and thus reduce our management fee revenue. While we maintain insurance to cover such defaults, it is subject to large deductible amounts and significant exclusions and, therefore, may not be sufficient to prevent us from suffering material losses. Additionally, this insurance might not be available to us in the future on commercially reasonable terms, or at all. While in recent years defaults by lessees on our owned fleet, as measured by our experience and reflected on our financial statements as an allowance for doubtful accounts, have not constituted a significant percentage of our assets, future defaults could have a material adverse effect on our business, results of operations and financial condition.

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

We continue to build our owned container portfolios and have been purchasing containers at a higher price during the first half of 2008 as compared to 2007. Should the market price for containers suddenly fall in the near future, we could sustain significant losses from the impairment of our containers for sale and from the write-down of containers on lease to our customers or increased depreciation expense. We may also need to lease the containers at low returns or at a loss.

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

We intend to borrow additional amounts under our senior secured credit facility and other debt facilities to purchase containers and make acquisitions and other investments. We expect that we will maintain a significant amount of indebtedness on an ongoing basis. All of our borrowings under our senior secured credit facility are due and payable on September 25, 2012, and there is no assurance that we will be able to refinance our outstanding indebtedness, or if refinancing is available, that it can be obtained on terms that we can afford.

Our senior secured credit facility requires us to pay a variable rate of interest, which will increase or decrease based on variations in certain financial indexes, and fluctuations in interest rates can significantly decrease our profits. We do not have any material amounts of hedge or similar contracts that would protect us against changes in interest rates.

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

Our long-term debt and capital lease obligations were $217.6 million at June 30, 2008. We may not generate sufficient cash flow from operations to service and repay our debt and related obligations and have sufficient funds left over to achieve or sustain profitability in our operations, meet our working capital and capital expenditure needs or compete successfully in our industry.

We will require a significant amount of cash to service and repay our outstanding indebtedness and our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and repay our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. Based on the balance of our long-term debt and capital lease obligations at June 30, 2008, we will require approximately $12.7 million in the 12 months ending June 30, 2009 to service our indebtedness as of June 30, 2008. It is possible that:

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

We are also subject to risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. These risks include:

•	regional or local economic downturns;

•	changes in governmental policy or regulation;

•	restrictions on the transfer of funds into or out of the country;

•	import and export duties and quotas;

•	domestic and foreign customs and tariffs;

•	foreign currency fluctuations and related gains and losses;

•	international incidents;

•	war, hostilities and terrorist attacks, or the threat of any of these events;

•	government instability;

•	nationalization of foreign assets;

•	government protectionism;

•	compliance with export controls, including those of the U.S. Department of Commerce;

•	compliance with import procedures and controls, including those of the U.S. Department of Homeland Security;

•	consequences from changes in tax laws, including tax laws pertaining to the container investors;

•	potential liabilities relating to foreign withholding taxes;

•	labor or other disruptions at key ports;

•	difficulty in staffing and managing widespread operations; and

•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new

•	businesses in these jurisdictions.

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

We have implemented a number of structural changes with respect to our international subsidiaries in an effort to reduce our income tax obligations in countries in which we operate. There can be no assurance that our tax structure and the amount of taxes we pay in any of these countries will not be challenged by the taxing authorities in these countries or that we will achieve any of the expected tax savings over the expected timeline or at all. If the tax authorities challenge our tax structure or the amount of taxes paid, we could incur substantial expenses associated with defending our tax position as well as expenses associated with the payment of any additional taxes, penalties and interest that may be imposed on us. The payment of these amounts could have a material adverse effect on our business and results of operations.

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

In 2007 we began purchasing refrigerated containers and leasing them to our customers. We intend to make additional purchases of refrigerated containers. Refrigerated containers are significantly more expensive on a per TEU basis than dry van containers and will have a greater financial impact than a single dry van container would have on our financial results. As a new entrant into this segment we may not be able to lease the equipment we have purchased, or lease the units at rates that are profitable. We may also have difficulty remarketing refrigerated containers at a profit, or at all, after they are returned at the expiration of their initial lease terms. Refrigerated containers are also subject to greater risk of obsolescence. There have been significant changes in the regulations surrounding permitted refrigerants and their disposal and subsequent change in regulations affecting equipment could subject us to significantly higher than expected costs. Refrigerated containers also require significant on-going maintenance and repair, and the cargo transported in refrigerated containers is perishable. A malfunction of the container or the refrigeration machinery could subject us to liability. Any of these factors could have a material adverse effect on our financial position and results of operations.

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

The container investors that purchase containers from us are located in five countries and a change in the conditions and laws in any of these countries could significantly reduce demand by container investors to purchase containers.

The container investors that have historically purchased containers from us are located in Germany, Switzerland, Singapore, Austria and Japan. The willingness of these investors to continue to purchase containers from us will depend upon a number of factors outside of our control, including the laws in the countries in which they are domiciled, the tax treatment of an investment and restrictions on foreign investments. If a change in tax laws or other conditions makes investments in containers less attractive, we will need to identify new container investors. The process of identifying new container investors and selling containers to them could be lengthy and we may not be able to find new container investors in these circumstances, which would result in a substantial reduction in the amount of gain on sale of container portfolios and cash flow we recognize.

Our 80 percent ownership in CAIJ Ltd, a container investment arranger and advisor focused on arranging container investments with Japanese investors, may subject us to material litigation risks and damage to our professional reputation as a result of litigation allegations and negative publicity.

CAIJ Ltd (“CAIJ”) was formed and began operation in 2007 for the purpose of arranging investments in our containers with Japanese investors. CAIJ has arranged $10.2 million of investments through the first quarter of 2008, and we expect that CAIJ will arrange more container investments in the future. Because we are the seller and manager of the containers that will be sold to investors on whose behalf CAIJ acts as an arranger and advisor, there is an inherent conflict of interest between us and CAIJ. We disclose this inherent conflict of interest to container investors prior to any sale to them, but we do not provide them with any assurances that they will realize a specific or any investment return on the containers purchased from, and managed by, us. In the event that these container investors realize losses on their investments or believe that the returns on their investments are lower than expected, they may make claims, including bringing lawsuits, against CAIJ or us for our alleged failure to act in their best interests. Any such claims could result in the payment of legal expenses and damages and also damage our reputation with container investors and potential container investors and materially and adversely affect our business, financial condition or results of operations.

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

Our recent acquisition of Consent Equipment AB (“CEAB”) could present unforeseen integration obstacles, risks or costs.

Our acquisition of CEAB involves a number of risks and presents financial, managerial and operational challenges, including the potential disruption of our ongoing business, distraction of management and the difficulty of integrating personnel, financial and other systems. CEAB increases the scope, geographic diversity and complexity of our operations. We may encounter unforeseen obstacles or costs in the integration of CEAB. We may not be able to retain existing management or hire additional management and other critical personnel. As a result of our acquisition of CEAB, we could lose significant current customers of CEAB. In addition, the equipment owned and subsequently purchased by CEAB is more specialized, more expensive, and subject to a greater risk of obsolescence than our existing dry van containers. The presence of one or more material liabilities that were unknown to us at the time of acquisition may have a material adverse effect on our business. If our estimates of CEAB’s contribution to our future revenues and earnings are not accurate, our results of operations could fall below our expectations or those of analysts or investors, which would adversely affect our stock price. As a result of these and other risks, we may not realize any anticipated benefits from the acquisition of CEAB.

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

In addition, we may encounter unforeseen obstacles or costs in the integration of acquired businesses. Also, the presence of one or more material liabilities of an acquired company that are unknown to us at the time of acquisition may have a material adverse effect on our business. Acquisitions or joint ventures may not be successful, and we may not realize any anticipated benefits from acquisitions or joint ventures. Acquisitions could in the future result in various changes to earnings that could adversely affect our results of operations. These charges could include impairment of goodwill or other assets or restructuring charges.

In the future, we may be required to pay personal holding company taxes, which would have an adverse effect on our cash flows, results of operations and financial condition.

The Internal Revenue Code requires any company that qualifies as a “personal holding company” to pay personal holding company taxes in addition to regular income taxes. A company qualifies as a personal holding company if (1) more than 50.0% of the value of the company’s stock is held by five or fewer individuals and (2) at least 60.0% of the company’s adjusted ordinary gross income constitutes personal holding company income, which, in our case, includes adjusted income from the lease of our containers. If we or any of our subsidiaries are a personal holding company, our undistributed personal holding company income, which is generally taxable income with certain adjustments, including a deduction for federal income taxes and dividends paid, will be taxed at a rate of 15.0%. Based upon our operating results, we were not classified as a personal holding company for the year ended December 31, 2007. Whether or not we or any of our subsidiaries are classified as personal holding companies for the year ending December 31, 2008 or in future years will depend upon the amount of our personal holding company income and the percentage of our outstanding common stock that will be beneficially owned by Hiromitsu Ogawa, who beneficially owned approximately 51.9% of our common stock as of June 30, 2008. At some point in the future we could become liable for personal holding company taxes. The payment of personal holding company taxes in the future would have an adverse effect on our cash flows, results of operations and financial condition.

Implementation of required public-company corporate governance and financial reporting practices and policies will increase our costs, and we may be unable to provide the required financial information in a timely and reliable manner.

The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), requires annual management assessments of the effectiveness of internal control over financial reporting and a report by our independent auditors rendering an opinion on the effectiveness of our internal control over financial reporting. If we fail to maintain the adequacy and effectiveness of internal control over financial reporting, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act and related regulations. Although our management has concluded that adequate internal control procedures are currently in place, no system of internal control can provide absolute assurance that our financial statements are accurate and free of errors. As a result, the risk exists that our internal control may not detect all errors or omissions in our financial statements.

As of December 31, 2008, our independent auditors must report on the effectiveness of such internal controls over financial reporting. Our management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are applicable to us as a public company. If we are not able to implement the requirements of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent auditors may not be able to certify as to the effectiveness of our internal controls over financial reporting. This result may subject us to adverse regulatory consequences, and could lead to a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. We could also suffer a loss of confidence in the reliability of our financial statements if we disclose material weaknesses in our internal controls. In addition, if we fail to develop and maintain effective controls and procedures, we may be unable to provide the required financial information in a timely and reliable manner or otherwise comply with the standards applicable to us as a public company. Any failure by us to timely provide the required financial information could materially and adversely impact our financial condition and the market value of our stock.

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

The requirements of Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) may result in a write-off of all or a portion of our goodwill which would negatively affect our operating results and financial condition.

As of June 30, 2008, we had goodwill of $50.2 million in our consolidated balance sheet. Under FAS 142, goodwill is not amortized. In lieu of amortization, we are required to perform an annual impairment test of goodwill. We perform our annual impairment test for indications of goodwill impairment in the fourth quarter of our fiscal year or sooner if indicators of impairment exist. As of December 31, 2007, the time of our latest annual review, we concluded that no impairment of goodwill existed. If we were required to take an impairment charge to our goodwill in connection with the requirements of FAS 142, our operating results may decrease and our financial condition may be harmed.

Our stock price has been volatile and may remain volatile.

The trading price of our common stock may be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, new services by us or our competitors, general conditions in the shipping industry and the intermodal container sales and leasing markets, changes in earnings estimates by analysts, or other events or factors. In addition, the public stock markets have experienced extreme price and trading volume volatility in recent months. The broad market fluctuations may adversely affect the market price of our common stock. Factors affecting the trading price of our common stock may include:

•	variations in our financial results;

•	changes in financial estimates or investment recommendations by any securities analysts following our business;

•	the public’s response to our press releases, our other public announcements and our filings with the Securities and Exchange Commission;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	future sales of common stock by us or our directors, officers or significant stockholders or the perception such sales may occur;

•	our ability to achieve operating results consistent with securities analysts’ projections or our own forecasts;

•	the operating and stock price performance of other companies that investors may deem comparable to us;

•	recruitment or departure of key personnel;

•	our ability to timely address changing container lessee preferences;

•	container market and industry factors;

•	general stock market conditions; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to such events.

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

The trading market for our common shares will rely in part on the research and reports that industry or financial analysts publish about us or our business. We do not control or influence the decisions or opinions of these analysts and analysts may not cover us. To the extent we do not achieve operating results consistent with analysts’ projections, our stock price could decline.

If any analyst who covers us changes his or her financial estimates or investment recommendation, the price of our stock could decline. If any analyst ceases coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.

Our founder, Hiromitsu Ogawa, has substantial control over us and could act in a manner with which other stockholders may disagree or that is not necessarily in the interests of other stockholders.

Based upon beneficial ownership as of June 30, 2008, Mr. Ogawa beneficially owns approximately 51.9% of our outstanding common stock. Mr. Ogawa has significant influence over all matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, he may have the ability to control the management and affairs of our company. Mr. Ogawa may have interests that are different from yours. For example, he may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of us or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock. In addition, as our Executive Chairman, Mr. Ogawa will influence decisions to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

Our annual meeting of stockholders was held on June 19, 2008. The following nominee was elected as a Class I director, to hold office until his successor is elected and qualified, by the vote set forth below:

Nominee	For	Withheld
Marvin Dennis	16,972,632	18,490

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CAI INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAI International, Inc. (Registrant)

August 7, 2008	/s/ MASAAKI (JOHN) NISHIBORI
Masaaki (John) Nishibori
President and Chief Executive Officer
(Principal Executive Officer)

August 7, 2008	/s/ VICTOR M. GARCIA
Victor M. Garcia
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)