Form 10-Q
period 2008-09-30
CAI International, Inc.
filed 2008-11-10
CIK 1388430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in the Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of October 31, 2008, there were 17,920,778 shares of the Registrant’s common stock, $.0001 par value outstanding.

CAI INTERNATIONAL, INC.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and service development efforts. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words “may”, “might”, “should”, “estimate”, “project”, “plan”, “anticipate”, “expect”, “intend”, “outlook”, “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under “Risk Factors” below, as well as those identified in our Annual Report Form 10-K filed on March 17, 2008, the “Risk Factors” section of our Form S-3 Registration Statement filed with the SEC on August 4, 2008, and in Part II, Item1A of our 10-Q filing for the quarter ended June 30, 2008 filed on August 7, 2008 with the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our filings with the SEC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CAI International, Inc.

Consolidated Balance Sheets

(In thousands, except share information)

(UNAUDITED)

	September 30, 2008	December 31, 2007
ASSETS
Cash	$9,216	$8,433
Accounts receivable (owned fleet), net of allowance for doubtful accounts of $509 and $530 at September 30, 2008 and December 31, 2007, respectively	17,803	12,995
Accounts receivable (managed fleet)	22,836	22,238
Current portion of net investment in direct finance leases	5,728	4,610
Deposits, prepayments and other assets	3,331	3,375
Deferred income tax assets	1,943	1,777

Total current assets	60,857	53,428
Container rental equipment, net of accumulated depreciation of $86,617 and $86,946 at September 30, 2008 and December 31, 2007, respectively	343,133	242,606
Net investment in direct finance leases	14,361	6,356
Furniture, fixtures and equipment, net of accumulated depreciation of $553 and $325 at September 30, 2008 and December 31, 2007, respectively	435	468
Intangible assets, net of accumulated amortization of $2,672 and $1,548 at September 30, 2008 and December 31, 2007, respectively	7,045	5,994
Goodwill	50,247	50,247

Total assets	$476,078	$359,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$4,041	$3,060
Accrued expenses and other current liabilities	5,134	3,275
Due to container investors	20,625	21,075
Unearned revenue	4,011	3,744
Current portion of capital lease obligation	4,097	31
Rental equipment payable	16,702	25,446

Total current liabilities	54,610	56,631
Revolving credit facility	219,400	147,600
Deferred income tax liability	25,685	23,720
Capital lease obligation	17,815	—

Total liabilities	317,510	227,951

Stockholders’ equity:
Common stock, par value $.0001 per share; authorized 84,000,000 shares; issued and outstanding, 17,920,778 shares at September 30, 2008 and 17,144,977 at December 31, 2007	2	2
Additional paid-in capital	102,478	90,988
Accumulated other comprehensive income (loss)	(1,411)	101
Retained earnings	57,499	40,057

Total stockholders’ equity	158,568	131,148

Total liabilities and stockholders’ equity	$476,078	$359,099

See accompanying notes to unaudited consolidated financial statements.

CAI International, Inc.

Consolidated Statements of Income

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Container rental revenue	$16,353	$10,148	$41,621	$26,308
Management fee revenue	2,991	3,093	8,931	9,880
Gain on sale of container portfolios	2,158	3,955	8,375	8,946
Finance lease income	622	259	1,490	868

Total revenue	22,124	17,455	60,417	46,002

Operating expenses:
Depreciation of container rental equipment	4,493	2,315	11,225	5,766
Amortization of intangible assets	422	311	1,123	928
Impairment of container rental equipment	39	66	241	290
Gain on disposition of used container equipment	(949)	(1,277)	(3,243)	(3,325)
Gain on settlement of lease obligation	—	—	—	(694)
Equipment rental expense	—	77	20	895
Storage, handling and other expenses	984	897	3,208	2,287
Marketing, general and administrative expense	5,124	4,483	14,740	11,752
Loss (gain) on foreign exchange	544	(23)	449	(43)

Total operating expenses	10,657	6,849	27,763	17,856

Operating income	11,467	10,606	32,654	28,146

Other income and expense:
Interest expense	2,435	2,095	6,538	8,022
Gain on extinguishment of debt	—	—	—	(681)
Interest income	(38)	(6)	(208)	(26)

Net interest expense	2,397	2,089	6,330	7,315
Income before income taxes	9,070	8,517	26,324	20,831
Income tax expense	3,181	3,116	8,882	7,707

Net income	5,889	5,401	17,442	13,124
Accretion of preferred stock	—	—	—	(5,577)

Net income available to common shareholders	$5,889	$5,401	$17,442	$7,547

Net income per share:
Basic	$0.34	$0.32	$1.01	$0.54
Diluted	$0.34	$0.32	$1.01	$0.49
Weighted average shares outstanding:
Basic	17,499	17,109	17,241	13,906
Diluted	17,505	17,110	17,246	16,535

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CUMULATIVE REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2008 and 2007

(In thousands)

(UNAUDITED)

	Cumulative Redeemable Convertible Preferred Stock			Common stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Note Receivable on Preferred Stock	Shares	Amount
Balances as of December 31, 2006	725	$6,072	$(1,172)	10,584	$1,260	$—	$26,400	$95	$27,755
Net income	—	—	—	—	—	—	13,124	—	13,124
Foreign currency translation adjustment	—	—	—	—	—	—	—	96	96

Comprehensive income									13,220

Accretion of preferred stock	—	5,606	(29)	—	—	—	(5,577)	—	(5,577)
Payment of dividend on preferred stock	—	—	—	—	—	(804)	—	—	(804)
Conversion of preferred stock to common stock	(725)	(11,678)	—	725	—	11,678	—	—	11,678
Conversion of pre-IPO common stock from no par to par value common stock	—	—	—	—	(1,260)	1,260	—	—	—
Common stock issued at IPO, net of underwriting discount and offering expenses	—	—	—	5,800	2	78,115	—	—	78,117
Stock based compensation expense	—	—	—	36	—	442	—	—	442
Collection of note receivable on preferred stock	—	—	1,201	—	—	—	—	—	—

Balances as of September 30, 2007	—	$—	$—	17,145	$2	$90,691	$33,947	$191	$124,831

Balance, December 31, 2007	—	$—	$—	17,145	$2	$90,988	$40,057	$101	$131,148
Net income	—	—	—	—	—	—	17,442	—	17,442
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,512)	(1,512)

Comprehensive income									15,930

Issuance of common stock, net of underwriting discount and offering expenses	—	—	—	750	—	10,320	—	—	10,320
Exercise of stock options	—	—	—	30	—	444	—	—	444
Payment of income tax withheld on vested restricted stocks	—	—	—	(4)	—	(54)	—	—	(54)
Stock based compensation	—	—	—	—	—	780	—	—	780
Collection of note receivable on preferred stock	—	—	—	—	—	—	—	—	—

Balances as of September 30, 2008	—	$—	$—	17,921	$2	$102,478	$57,499	$(1,411)	$158,568

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$17,442	$13,124
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	11,351	5,866
Amortization of debt issuance costs	351	483
Amortization of intangible assets	1,123	928
Impairment of container rental equipment	241	290
Stock-based compensation expense	780	442
Foreign currency transaction loss (gain)	449	(43)
Gain on sale of container portfolios	(8,375)	(8,946)
Gain on disposition of used container equipment	(3,243)	(3,325)
Deferred income taxes	(106)	(2,370)
Bad debt expense	39	(44)
Gain on extinguishment of debt	—	(681)
Gain on settlement of lease obligation	—	(694)
Changes in other operating assets and liabilities:
Accounts receivable	(3,485)	(4,455)
Related party accounts receivable	—	128
Deposits, prepayments and other assets	343	(427)
Accounts payable, accrued expenses and other current liabilities	624	(8,564)
Due to container investors	(450)	(435)
Unearned revenue	267	(9)

Net cash provided by (used in) operating activities	17,351	(8,732)

Cash flows from investing activities:
Purchase of containers	(166,912)	(150,007)
Acquisition of Consent Equipment AB, net of cash acquired	(14,566)	—
Net proceeds from sale of container portfolios	64,537	83,332
Net proceeds from disposition of used container equipment	15,301	13,708
Purchase of furniture, fixtures and equipment	(93)	(86)
Receipt of principal payments from direct financing leases	4,382	2,833

Net cash used in investing activities	(97,351)	(50,220)

Cash flows from financing activities:
Proceeds from issuance of common stock (net of underwriting discount and offering expenses	10,320	78,117
Exercise of stock options	444	—
Collection of note receivable on preferred stock	—	1,201
Payment of dividends on preferred stock	—	(804)
Proceeds from bank debt	123,593	101,000
Principal payments on capital leases	(2,167)	(436)
Principal payments made on bank debt	(51,000)	(89,250)
Principal payments made on subordinated note payable	—	(37,500)
Debt issuance costs	(340)	(780)

Net cash provided by financing activities	80,850	51,548

Effect on cash of foreign currency translation	(67)	96

Net increase (decrease) in cash	783	(7,308)
Cash at beginning of the period	8,433	20,359

Cash at end of the period	$9,216	$13,051

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$8,973	$17,706
Interest	5,599	8,696
Supplemental disclosure of non-cash investing and financing activity:
Conversion of preferred stock to common	—	11,678
Transfer of container rental equipment to direct finance lease	12,891	2,662

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 and 2007

(1)	The Company and Nature of Operations

CAI International, Inc. and subsidiaries (CAI or the Company) operates in the international intermodal marine cargo container leasing business. Within this single industry sector, the Company generates revenue from two reportable segments: container leasing and container management. The container leasing segment specializes primarily in the ownership and leasing of intermodal dry freight standard containers, while the container management segment manages containers for container investors. The Company leases its containers principally to international container shipping lines located throughout the world. The Company sells containers primarily to investor groups and provides management services to those investors in return for a management fee.

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

(2)	Accounting Policies and Recent Accounting Pronouncements

(a) Accounting Policies

There have been no changes to the Company’s accounting policies during the quarter ended September 30, 2008. Refer to Notes 2(a) through 2(n) to the consolidated financial statements in the Company’s Annual Report Form 10-K for the year ended December 31, 2007, filed with the SEC on March 17, 2008.

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

The accompanying unaudited consolidated financial statements include the accounts of the Company. All intercompany transactions have been eliminated in consolidation. Certain reclassifications have been made to the accompanying prior period financial statements to conform with the current year’s presentation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position as of September 30, 2008 and December 31, 2007, the results of operations for the three-month and nine-month periods ended September 30, 2008 and 2007 and the Company’s cash flows and the cumulative preferred stock and stockholders’ equity for the nine months ended September 30, 2008 and 2007. The results of operations and cash flows for the periods presented are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2008 or in any future period.

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

On February 12, 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157, Fair Value Measurement, to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). The Company has elected to defer the implementation of SFAS No. 157 for non-financial assets and liabilities in accordance with FSP No. 157-2. After the deferral, SFAS No. 157 will be applicable to impairment and business combination accounting. The Company does not have material financial assets or liabilities nor non-financial assets outside the scope of FSP No. 157-2.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of generally accepted accounting principles (GAAP) and provides a framework, or hierarchy, for selecting the principles to be used in preparing U.S. GAAP financial statements for non-governmental entities. The hierarchy of authoritative accounting guidance is not expected to change current practice but is expected to facilitate the FASB’s plan to designate as authoritative its forthcoming codification of accounting standards. This pronouncement is effective November 15, 2008.

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1” or the “FSP”), which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers of applicable convertible debt instruments to account separately for the liability (debt) and equity (conversion option) components in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate. The FSP requires bifurcation of a component of the convertible debt, classification of that component as equity, and then accretion of the resulting discount on the debt as additional interest expense over the expected term of the debt. The FSP requires retrospective application to all periods presented. The FSP is effective for the Company as of January 1, 2009, and early adoption is not permitted. The adoption of this FSP will affect the prior accounting for the company’s $37.5 million convertible notes to Interpool that was repaid in May 2007. The Company is presently evaluating the impact that the application of this FSP on the Company’s consolidated financial position and results of its operations.

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

Adjustments to record the assets acquired and liabilities assumed at fair values include the recognition of $2.4 million of intangible assets as follows:

	Amount (In thousands)	Estimated Life
Trademarks	$43	1 year
Software	43	1 year
Contracts and customer relationships-owned equipment	2,137	7 years
Non-compete agreements	172	2-3 years

The Company’s results for the three and nine months ended September 30, 2008 include the results of CEAB from May 1, 2008 through September 30, 2008. Pro forma results are not presented as they are not material to the Company’s overall financial statements.

(4)	Intangible Assets

The Company amortizes intangible assets on a straight line basis over their estimated useful lives as follows:

Trademarks	1-10 years
Software	1-3 years
Contracts- third party	7 years
Contracts and customer relationships-owned equipment	5-7 years
Non-compete agreements	2-3 years

Total amortization expense for the three months ended September 30, 2008 and 2007 were $422,000 and $311,000, respectively, and $1.1 million and $928,000 for the nine months ended September 30, 2008 and 2007, respectively. Intangible assets at September 30, 2008 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$1,282	$(265)	$1,017
Software	540	(350)	190
Contracts- third party	3,650	(1,043)	2,607
Contracts and customer relationships-owned equipment	4,089	(985)	3,104
Non-compete agreements	156	(29)	127

	$9,717	$(2,672)	$7,045

(5)	Revolving Credit Facility, Capital Lease Obligations and Interest Rate Swap

(a) Revolving Credit Facility

The Company has a senior secured line of credit agreement with a consortium of banks to finance the acquisition of assets and for general working capital purposes. This agreement was amended on May 27, 2008 to increase the maximum credit availability. As of September 30, 2008, the maximum credit commitment under the senior secured line of credit was $290.0 million.

The Company’s senior secured credit facility, including any amounts drawn on the facility, is secured by substantially all of the assets of the Company (excluding CEAB assets) including the containers owned by the Company, the underlying leases thereon and the Company’s interest in any money received under such contracts. The facility may be increased under certain conditions described in the agreement governing the facility. In addition, there is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to the Company. These credit commitments are part of, and not in addition to, the total commitment provided under the agreement. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the senior secured credit facility. As of September 30, 2008, the interest rate under the amended agreement was approximately 3.7%. The agreement governing the Company’s senior secured credit facility also contains various financial and other covenants. It also includes certain restrictions on the Company’s ability to incur other indebtedness or pay dividends to stockholders. As of September 30, 2008, the Company was in compliance with the terms of the senior secured credit facility.

As of September 30, 2008, the outstanding balance under the Company’s senior secured revolving credit facility was $219.4 million, out of which $104.3 million was allocated to CAI Barbados and $115.1 million to CAI U.S., compared to an outstanding balance of $147.6 million that was all allocated to CAI U.S. at December 31, 2007. The portion of this credit facility that was allocated to Barbados is guaranteed by our international subsidiaries. As of September 30, 2008, the Company had $70.3 million in availability under the senior secured credit facility (net of $328,000 in letters of credit) subject to our ability to meet the collateral requirements under the agreement governing the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

(b) Capital Lease Obligations

Upon the acquisition of CEAB, the Company assumed CEAB’s capital lease obligations of $25.7 million. As of September 30, 2008, the capital lease obligations had a balance of $21.9 million. The underlying obligations are denominated in U.S. Dollars and Euros at fixed and floating interest rates averaging 5.2% as of September 30, 2008 and maturity dates between September 2009 and December 2018. The liability under each lease is secured by the underlying equipment on the lease.

(c) Interest Rate Swap

In conjunction with its acquisition of CEAB, the Company assumed an interest rate swap agreement with a European bank. The interest rate swap contract with the bank is based on a notional amount in Euros equivalent to approximately $4.2 million as of September 30, 2008, with a fixed rate of 4.07% against the three-month Euribor rate. The contract expires on July 1, 2010. As of September 30, 2008, the interest rate swap agreement had a fair market value of approximately $31,000. The Company records the monthly change in the fair value of the agreement as an increase or decrease in interest expense. The purpose of the interest rate swap agreement is to manage the risk associated with fluctuations in interest rates.

(6)	Capital Stock

The Company had its IPO on May 16, 2007 and sold 5.8 million shares of common stock at $15.00 per share and generated net proceeds of approximately $78.1 million, after deducting underwriting discounts and other offering expenses. The Company used part of the net proceeds from the IPO to pay off its $37.5 million convertible subordinated note payable and its $17.5 million term loan outstanding under its senior secured credit facility. The remaining $23.1 million in net proceeds was used to pay a portion of the amount outstanding under the Company’s revolving line of credit under its senior secured credit facility.

On August 12, 2008, the Company sold 750,000 shares of its common stock at $15.50 per share in conjunction with it secondary offering of 2,250,000 shares which included 1.5 million shares owned by the Company’s Executive Chairman, Hiromitsu Ogawa. The Company’s share of $10.3 million (net of underwriting fees and expenses) from the sale of stock was used to pay part of the Company’s outstanding senior secured credit facility. The Company did not receive any proceeds from the sale of stock by Mr. Ogawa.

(7)	Stock–Based Compensation Plan

(a) Stock Options

The following table summarizes activity in the Company’s stock option plan for the nine-month period ended September 30, 2008:

	No. of Shares	Weighted Average Exercise Price
Outstanding options, December 31, 2007	546,120	$15.00
Options granted	22,500	$15.30
Options exercised	(29,610)	$15.00
Forfeitures	(88,830)	$15.00

Balance, September 30, 2008	450,180	$15.01

Weighted-average remaining term	8.7 years
Options vested and exercisable at:
December 31, 2007	None
September 30, 2008	167,560	$15.00

The fair value of the stock options granted by the Company is amortized on a straight-line over vesting periods for the option and recorded as compensation expense. For the three months ended September 30, 2008 and 2007, stock based compensation expense relating to stock options were $182,000 and $251,000, respectively. For the nine months ended September 30, 2008 and 2007, the Company recorded stock-based compensation expense of $646,000 and $377,000, respectively, relating to stock options granted to the Company’s officers and independent directors. As of September 30, 2008, the remaining unamortized stock-based compensation cost relating to stock options granted to the Company’s executive officers was approximately $1.6 million which is to be recognized over the remaining vesting period of 31.5 months. Unamortized stock-based compensation cost relating to independent directors’ options at September 30, 2008 was approximately $75,000 which is to be recognized over remaining vesting period of 7.5 months. The aggregate intrinsic value of all options outstanding as of September 30, 2008 was zero based on the closing price of the Company’s common stock of $11.06 per share.

(b) Restricted Stock Grant

The Company granted certain management employees stock bonuses aggregating 36,876 shares of restricted common stock on May 15, 2007 at a fair value of $15.00 per share. The restricted stock awards vest over three years and are amortized from grant date over three years on a straight line basis. If an employee resigns voluntarily or is terminated for “cause” (as defined in the stock grant documents), the employee will forfeit any unvested portion of the restricted stock award and the amortization of stock-based compensation expense will be adjusted prospectively and amortized over the remaining vesting period. The following table summarizes the activity relating to the Company’s restricted stock for the nine months ended September 30, 2008:

	No. of Shares	Weighted Average Grant Price
Unvested restricted stock balance, December 31, 2007	36,057	$14.93
Additional grant	—
Shares vested and issued	(12,019)	$14.93
Forfeitures	(407)	$15.00

Unvested restricted stock balance, September 30, 2008	23,631	$14.93

Weighted-average remaining vesting period	1.6 years

For the nine months ended September 30, 2008, 3,339 shares out of the 12,019 vested shares were withheld from employees to cover withholding taxes. The Company retired these 3,339 shares and paid the applicable taxes to federal and state taxing authorities. Compensation expense relating to restricted stock for the three months ended September 30, 2008 and 2007 was $44,000 and $42,000, respectively. For the nine months ended September 30, 2008 and 2007 compensation expense relating to restricted stock was $134,000 and $65,000, respectively. As of September 30, 2008, unrecognized compensation cost related to the restricted stock grants was approximately $287,000 which is expected to be recognized over a weighted average remaining vesting period of 19.6 months.

Compensation expense relating to stock options and restricted stock is recorded as a component of administrative expenses in the Company’s consolidated statements of income.

(8)	Income Taxes

The consolidated income tax expense for the three-month and nine-month periods ended September 30, 2008 and 2007 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2008 and 2007, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes and the effect of certain permanent differences.

In September 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements a liability for tax uncertainty if it is not more likely than not that the position will be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company adopted FIN 48 during fiscal 2007, evaluated its tax positions and determined the cumulative effect of all uncertain tax positions, resulting in unrecognized tax benefits of approximately $1.8 million as of December 31, 2007. There have been no material changes in unrecognized tax benefits at September 30, 2008. The Company does not believe the total amount of unrecognized tax benefits will increase or decrease significantly for the remainder of fiscal 2008.

The Company has included an estimated FIN 48 provision for interest and penalties of $120,000 in its calculation of effective tax rate for fiscal 2008. The impact of FIN 48 on the company’s financial results for the quarter ended September 30, 2008 is not material and is included in the calculation of the Company’s annual effective tax rate of 33.7% for fiscal 2008. The lower effective tax rate of 35.1% for the three months ended September 30, 2008 as compared to 36.6% effective tax rate for the three months ended September 30, 2007 is due primarily to greater income before taxes from foreign operations where statutory rates are lower than the U.S. income tax rates.

The Company’s income tax returns are subject to examination by federal, state and foreign taxing authorities for the years covered by each jurisdiction’s statute of limitations. The Company accrues for unrecognized tax benefits based upon its best estimate of the additional taxes, interest and penalties expected to be paid. The estimates are updated over time as more definitive information becomes available from taxing authorities, completion of tax audits, expiration of statute of limitations, or upon occurrence of other events. At September 30, 2008, the years potentially open to tax examinations in the United States, California, New Jersey and South Carolina vary from 2003 to 2007. Our federal income tax returns for the year ended December 31, 2005 were audited by the IRS with no resulting adjustment in our tax liability. The state of California is currently examining our income tax returns for the 2005 and 2006 calendar years.

(9)	Commitments and Contingencies

The Company had commitments to purchase approximately $4.0 million of container equipment as of September 30, 2008.

(10)	Segment Information

The Company operates in one industry segment, container leasing, but has two reportable business segments: container leasing and container management. The container leasing segment derives its revenue from the ownership and leasing of containers to container shipping lines and freight forwarders. The container management segment derives its revenue from management fees earned from portfolios of containers and associated leases which are managed on behalf of container investors. It also derives revenue from the sale of containers, previously owned by the Company, to container investors who in turn enter into management agreements with the Company. There are no inter-segment revenues.

The following tables show condensed segment information for the Company’s container leasing and container management segments for the three and nine months ended September 30, 2008 and 2007, reconciled to the Company’s income before taxes as shown in its consolidated statements of income for such periods (in thousands). The Company makes its management decisions based on pre- tax income, and as such does not allocate income tax expense/benefit to its segments.

	Three Months Ended September 30, 2008				Three Months Ended September 30, 2007
	Container Leasing	Container Management	Unallocated	Total	Container Leasing	Container Management	Unallocated	Total
Total revenue	$16,975	$5,149	$—	$22,124	$10,407	$7,048	$—	$17,455
Operating expenses	7,550	3,107	—	10,657	3,739	3,110	—	6,849

Operating income	9,425	2,042	—	11,467	6,668	3,938	—	10,606
Net interest expense	2,435	—	(38)	2,397	2,095	—	(6)	2,089

Income before income taxes	6,990	2,042	38	9,070	4,573	3,938	6	8,517
Income tax expense	—	—	3,181	3,181	—	—	3,116	3,116

Net income	$6,990	$2,042	$(3,143)	$5,889	$4,573	$3,938	$(3,110)	$5,401

Total assets	$413,466	$62,612	$—	$476,078	$277,321	$64,841	$—	$342,162

	Nine Months Ended September 30, 2008				Nine Months Ended September 30, 2007
	Container Leasing	Container Management	Unallocated	Total	Container Leasing	Container Management	Unallocated	Total
Total revenue	$43,111	$17,306	$—	$60,417	$27,176	$18,826	$—	$46,002
Operating expenses	18,133	9,630	—	27,763	8,989	8,867	—	17,856

Operating income	24,978	7,676	—	32,654	18,187	9,959	—	28,146
Net interest expense	6,538	—	(208)	6,330	7,341	—	(26)	7,315

Income before income taxes	18,440	7,676	208	26,324	10,846	9,959	26	20,831
Income tax expense	—	—	8,882	8,882	—	—	7,707	7,707

Net income	$18,440	$7,676	$(8,674)	$17,442	$10,846	$9,959	$(7,681)	$13,124

Total assets	$413,466	$62,612	$—	$476,078	$277,321	$64,841	$—	$342,162

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

The following table sets forth the reconciliation of basic and diluted net income per share for the three and nine months ended September 30, 2008 and 2007 (in thousands, except per share data). In accordance with SFAS No. 128, Earnings per share, diluted net income per share takes into account the potential conversion of a subordinated convertible note payable and preferred stock purchased with cash to common stock using the “if converted” method and the treasury stock method for stock options and restricted stock grants, and preferred shares purchased with notes and accounted for as stock options.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Numerator:
Net income available to common shareholders	$5,889	$5,401	$17,442	$7,547
Interest expense (credit) on $37.5 million convertible note, net of tax	—	—	—	548

Net income used in calculation of diluted earnings per share	$5,889	$5,401	$17,442	$8,095

Denominator:
Weighted-average shares used in the calculation of basic earnings per share	17,499	17,109	17,241	13,906
Effect of dilutive securities:
Dilutive effect of stock options and restricted stock	6	1	5	3
Dilutive effect of $37.5 million convertible note	—	—	—	2,626

Weighted-average shares used in the calculation of diluted earnings per share	17,505	17,110	17,246	16,535

Net income per share:
Basic	$0.34	$0.32	$1.01	$0.54
Diluted	$0.34	$0.32	$1.01	$0.49

The calculation of diluted earnings per share for the three and nine months ended September 30, 2008 excluded from the denominator 457,000 and 506,000 shares, respectively, of stock options granted to officers and directors because their effect would have been anti-dilutive. The calculation of diluted earnings per share for the three and nine months ended September 30, 2007 excludes 546,000 stock options granted to officers and directors because their effect would have been anti-dilutive. In addition, the calculation of diluted earnings per share for the nine months ended September 30, 2007 excluded $5.6 million in accretion of preferred stock in the numerator and 317,000 shares of stock in the denominator because their effect would have been anti-dilutive.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 17, 2008. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those contained in or implied by any forward-looking statements. The factors that could cause or contribute to these differences include those discussed below and those discussed in the “Risk Factors” section of our aforementioned 10-K filing, the “Risk Factors” section of our Form S-3 Registration Statement filed with the SEC on August 4, 2008, and in Part II, Item1A of our 10-Q filing for the quarter ended June 30, 2008 filed with the SEC on August 7, 2008.

The financial information included in this discussion and in our consolidated financial statements may not be indicative of our consolidated financial position, operating results, changes in equity and cash flows in the future, or what they would have been had our equity structure not changed during the periods presented.

Overview

We are one of the world’s leading container leasing and management companies. We purchase new containers, lease them to container shipping lines and either retain them as part of our owned fleet or sell them to container investors for whom we then provide management services. In operating our fleet, we lease, re-lease and dispose of containers and contract for the repair, repositioning and storage of containers. As of September 30, 2008, our fleet comprised 802,000 twenty-foot equivalent units (TEUs) of containers. The following table shows the composition of our fleet as of September 30, 2008 and 2007 and our average fleet utilization for the three months ended September 30, 2008 and 2007:

	As of September 30, 2008	As of September 30, 2007
	(unaudited)
Managed fleet in TEUs	533,888	503,112
Owned fleet in TEUs	268,495	220,677

Total	802,383	723,789

	Three Months Ended September 30,		Nine months Ended September 30,
	2008	2007	2008	2007
	(unaudited)
Average fleet utilization rate for the period	94.2%	94.9%	95.1%	93.7%

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

We plan to increase both the number of owned containers as well as the number of managed containers in our fleet. During the three and nine months ended September 30, 2008, we purchased approximately $66.1 million and $158.2 million, respectively, of new containers. We believe it is important to maintain a balance between the size of our owned fleet and our managed fleet in order to have multiple sources of revenue. In addition, with the acquisition of CEAB on April 30, 2008, we have added palletwide containers, roll trailers and German swap bodies to our fleet to serve the European market (see Note 3 to our unaudited consolidated financial statements).

The capital markets have experienced a high level of volatility and tightened liquidity since the beginning of September 2008, which may constrain the amount of capital available to us and to our customers. In connection with this tightened liquidity in the capital markets, the U.S. and foreign economies are now believed to have entered a period of economic recession which may affect our future financial performance and increases a number of risks to our Company and to investors in our shares. A number of these risks are outlined in Part 1, Item 3 (Quantitative and Qualitative Disclosures About Market Risks), and Part II, Item 1A (Risk Factors) of this document, and in our annual report on Form 10-K.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

The following table summarizes our operating results for the three-month periods ended September 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2008	2007	Amount	Percent
	(unaudited)
Total revenue	$22,124	$17,455	$4,669	26.7%
Operating expenses	10,657	6,849	3,808	55.6
Net income	5,889	5,401	488	9.0

Total revenue of $22.1 million for the three months ended September 30, 2008 increased $4.7 million, or 26.7%, from total revenue of $17.5 million for the three months ended September 30, 2007. The increase was due primarily to higher container rental revenue and finance lease income, partly offset by lower gain on sale of container portfolios and lower management fee revenue. Revenue from CEAB’s operations, which we acquired on April 30, 2008, represented $3.3 million of the increase in total revenue. Operating expenses of $10.7 million for the quarter ended September 30, 2008 increased $3.8 million, or 55.6%, from $6.8 million for the same three-month period in 2007. Our net income increased $488,000, or 9.0%, to $5.9 million for the three months ended September 30, 2008 from $5.4 million for the three months ended September 30, 2007. The increase in net income was primarily attributable to the higher revenue from operating a larger owned fleet, partly offset by higher operating expenses, interest expense and income tax expense compared to the three months ended September 30, 2007.

Revenue. The composition of our revenue is shown on our unaudited financial statements included in this filing. The following discussion explains the significant changes in the composition of our total revenue for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007:

Container Rental Revenue. Container rental revenue increased $6.2 million, or 61.1%, to $16.4 million for the three months ended September 30, 2008 from $10.1 million for the three months ended September 30, 2007. The increase in container rental revenue was principally due to an increase in the average number of TEUs on lease in our owned fleet (including the acquisition of CEAB’s fleet) during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. CEAB’s operations represented $3.3 million of the increase in container rental revenue.

Management Fee Revenue. Management fee revenue for the three months ended September 30, 2008 was $3.0 million, a decline of $100,000, or 3.3%, from $3.1 million for the same period in 2007. The change was not significant.

Gain on Sale of Container Portfolios. Gain on sale of container portfolios of $2.2 million for the three months ended September 30, 2008 was $1.8 million, or 45.4%, lower than the gain recognized for the three months ended September 30, 2007. The decrease was due primarily to the lower number of TEUs of containers sold during the three months ended September 30, 2008 2008 as compared to the same three-month period in 2007.

Finance Lease Income. Finance lease income increased $363,000, or 140.2%, to $622,000 for the three months ended September 30, 2008 from $259,000 for the three months ended September 30, 2007. This increase was primarily due to entering into new contracts for direct finance leases, partly offset by a reduction in the principal balance of existing direct finance leases.

Expenses. Details of our operating expenses for the three-month periods ended September 30, 2008 and 2007 are shown on our unaudited statements of income included in this filing. The following discussion explains the significant changes in expenses for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007:

Depreciation of Container Rental Equipment. Depreciation of container rental equipment increased by $2.2 million, or 94.1%, to $4.5 million for the three months ended September 30, 2008, from $2.3 million for the three months ended September 30, 2007. This increase was primarily attributable to our fleet growth, greater percentage of newer containers in our owned fleet and added depreciation resulting from the acquisition of CEAB.

Amortization of Intangible Assets. Amortization expense relating to intangible assets for the three months ended September 30, 2008 increased $111,000, or 35.7%, to $422,000 from $311,000 during the same period last year. The increase resulted primarily from the added amortization expense attributable to intangible assets recorded in connection with the acquisition of CEAB on April 30, 2008.

Impairment of Container Rental Equipment. Impairment charges for the three months ended September 30, 2008 decreased $27,000, or 40.9%, to $39,000 from $66,000 for the three months ended September 30, 2007. This is due primarily to lower volume of impaired containers during the quarter ended September 30, 2008 as compared to the same three-month period in 2007.

Gain on Disposition of Used Container Equipment. Gain on disposition of used container equipment decreased by $328,000, or 25.7%, to $949,000 for the three months ended September 30, 2008 from $1.3 million for the three months ended September 30, 2007. The decrease primarily resulted from the lower margin on the sale of used containers during the third quarter ended September 30, 2008 as compared to the same quarter in 2007.

Equipment Rental Expense. No equipment rental expense was incurred for the three months ended September 30, 2008, compared to $77,000 of equipment rental expense incurred for the three months ended September 30, 2007. We terminated all of our operating leases and purchased the last of the rented units in February 2008.

Storage, Handling and Other Expenses. Storage, handling and other expenses increased by $87,000, or 9.7%, to $984,000 for the three months ended September 30, 2008, from $897,000 for the three months ended September 30, 2007. The increase was primarily attributable to additional expense relating to the operations of CEAB.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased by $641,000, or 14.3%, to $5.1 million for the three months ended September 30, 2008 from $4.5 million for the three months ended September 30, 2007. The increase in marketing, general and administrative expenses was driven primarily by the additional expenses attributable to the operations of CEAB.

Loss (gain) on foreign exchange. We incurred a loss of $544,000 on foreign exchange transactions for the three months ended September 30, 2008 compared to a gain of $23,000 during the three months ended September 30, 2007. The loss resulted primarily from certain liabilities denominated in a currency other than the Company’s functional currency, whereby changes in the foreign currency exchange rate resulted in the recognition of a loss as of September 30, 2008. Losses on foreign currency occurred when CEAB and our U.K. subsidiary settled contracts denominated in U.S. dollars and remeasured liabilities denominated in U.S. dollars. The exchange rate of the Euro has declined at September 30, 2008 from the time we acquired CEAB in April 2008. The average exchange rate for the British Pound Sterling to U.S. dollar declined over the course of the quarter ended September 30, 2008 compared to the same period last year.

Net Interest Expense. Net interest expense of $2.4 million for the three months ended September 30, 2008 increased $308,000, or 14.7%, from $2.1 million incurred during the three months ended September 30, 2007. The increase in interest expense was due primarily to the higher average balance of our debt under our senior secured credit facility, and the addition of interest expense on CEAB’s capital lease obligations.

Income Tax Expense. Income tax expense for the three months ended September 30, 2008 was $3.2 million, a $65,000, or 2.1%, increase from $3.1 million for the three months ended September 30, 2007. Our effective tax rate for the quarter ended September 30, 2008 was 35.1% compared to 36.6% for the same quarter in 2007. The impact of lower effective tax rate was offset by the 6.5% increase in pretax income for the quarter ended September 30, 2008. The lower effective tax rate for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 is due primarily to greater income before taxes from foreign operations where statutory rates are lower than the U.S. income tax rates.

Segment Information. The following table summarizes our results of operations for each of our business segments for the three-month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Increase (Decrease)
	2008	2007	Amount	Percent
	(in thousands)
	(unaudited)
Container Leasing
Total revenue	$16,975	$10,407	$6,568	63.1%
Operating expenses	7,550	3,739	3,811	101.9
Interest expense	2,435	2,095	340	16.2

Income before taxes attributable to segment	$6,990	$4,573	$2,417	52.8

Container Management
Total revenue	$5,149	$7,048	$(1,899)	(26.9)%
Operating expenses	3,107	3,110	(3)	(0.1)

Income before taxes attributable to segment	$2,042	$3,938	$(1,896)	(48.1)

Container Leasing. Total revenue from our container leasing segment increased $6.6 million, or 63.1%, to $17.0 million for the three months ended September 30, 2008 from $10.4 million during the three months ended September 30, 2007. The increase was primarily due to greater average number of TEUs on lease in our owned fleet during the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

Total operating expenses for the container leasing segment increased $3.8 million, or 101.9%, to $7.6 million for the three months ended September 30, 2008 from $3.7 million for the three months ended September 30, 2007. The increase was primarily due to higher depreciation of container rental equipment arising from our fleet growth and greater percentage of newer containers in our owned fleet. In addition, all of CEAB’s operating expenses were allocated to the container leasing segment since CEAB does not manage equipment for third parties. We also incurred a loss of $544,000 on foreign exchange transactions for the three months ended September 30, 2008 compared to a gain of $23,000 during the three months ended September 30, 2007. The loss resulted primarily from certain liabilities denominated in a currency other than the Company’s functional currency, whereby changes in the foreign currency exchange rate resulted in the recognition of a loss as of September 30, 2008. Losses on foreign currency occurred when CEAB and our U.K. subsidiary settled contracts denominated in U.S. dollars and remeasured liabilities denominated in U.S. dollars. The higher percentage of owned average TEUs also resulted in a higher allocation of marketing, general and administrative expense to the container leasing segment.

Interest expense for the quarter ended September 30, 2008 increased $340,000, or 16.2%, to $2.4 million compared to $2.1 million for the same quarter last year. The increase in interest expense was due primarily to the higher average balance of our debt under our senior secured credit facility, and the addition of interest expense on CEAB’s capital lease obligations.

Container Management. Total revenue of $5.1 million from our container management segment for the three months ended September 30, 2008 was $1.9 million, or 26.9%, lower than the $7.0 million revenue from our container management segment for the three months ended September 30, 2007. This decrease in revenue was primarily due to a $1.8 million, or 45.4%, decrease in gain on sale of container portfolios, and the $102,000, or 3.3%, decline in management fee revenue compared to the three months ended September 30, 2007. The decrease in gain on sale of container portfolios was due to the fewer number of TEUs of containers sold during the third quarter of 2008 as compared to the same quarter in 2007.

Total operating expenses of $3.1 million for the container management segment for the three months ended September 30, 2008 was unchanged compared to the three months ended September 30, 2007.

Nine months Ended September 30, 2008 Compared to Nine months Ended September 30, 2007

The following table summarizes our operating results for the nine-month periods ended September 30, 2008 and 2007 (dollars in thousands):

	Nine months Ended September 30,		Increase (Decrease)
	2008	2007	Amount	Percent
	(unaudited)
Total revenue	$60,417	$46,002	$14,415	31.3%
Operating expenses	27,763	17,856	9,907	55.5
Net income	17,442	13,124	4,318	32.9

Total revenue of $60.4 million for the nine months ended September 30, 2008, increased $14.4 million, or 31.3%, from total revenue of $46.0 million reported for the nine months ended September 30, 2007. The increase was due primarily to higher container rental revenue and finance lease income, partly offset by lower management fee revenue and gain on sale of container portfolios. Revenue from CEAB’s operations accounted for $5.6 million of the increase in total revenue. Operating expenses for the nine months ended September 30, 2008 increased $9.9 million, or 55.5%, to $27.8 million, from $17.9 million for the same nine-month period in 2007. Our net income increased $4.3 million, or 32.9%, to $17.4 million for the nine months ended September 30, 2008 from $13.1 million for the nine months ended September 30, 2007. The increase in net income was primarily attributable to the higher revenue and lower interest expense, partly offset by higher operating expenses and income tax expense compared to the nine months ended September 30, 2007.

Revenue. The composition of our revenue is shown on our unaudited financial statements included in this filing. The following discussion explains the significant changes in the composition of our total revenue for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007:

Container Rental Revenue. Container rental revenue increased $15.3 million, or 58.2%, to $41.6 million for the nine months ended September 30, 2008 from $26.3 million for the nine months ended September 30, 2007. The increase in container rental revenue was principally due to an increase in the average number of TEUs on lease in our owned fleet (including the acquisition of CEAB’s fleet) and an increase in average utilization during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. CEAB’s operations represented $5.6 million of the increase in container rental revenue.

Management Fee Revenue. Management fee revenue for the nine months ended September 30, 2008 was $8.9 million, a decline of $949,000, or 9.6%, from $9.9 million for the same period in 2007. The decrease was primarily attributable to the lower commission fees earned on used containers sold by us on behalf of our investors as compared to the first nine months of 2007.

Gain on Sale of Container Portfolios. Gain on sale of container portfolios for the nine months ended September 30, 2008 was $8.4 million, a $571,000, or 6.4%, decrease from the gain of $8.9 million realized for the nine months ended September 30, 2007. The decrease was due primarily to lower volume of container sales during the first nine months of 2008 compared to the same period in 2007.

Finance Lease Income. Finance lease income increased $622,000, or 71.7%, to $1.5 million for the nine months ended September 30, 2008 from $868,000 for the nine months ended September 30, 2007. This increase was primarily due to entering into new contracts for direct finance leases, partly offset by reduction in the principal balance of existing direct finance leases.

Expenses. Details of our operating expenses for the nine months ended September 30, 2008 and 2007 are shown on our unaudited statements of income included in this filing. The following discussion explains the significant changes in expenses for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007:

Depreciation of Container Rental Equipment. Depreciation of container rental equipment increased by $5.5 million, or 94.7%, to $11.2 million for the nine months ended September 30, 2008, from $5.8 million for the nine months ended September 30, 2007. This increase was primarily attributable to our fleet growth, greater percentage of newer containers in our owned fleet and the acquisition of CEAB’s fleet during the second quarter of 2008.

Amortization of Intangible Assets. Amortization expense relating to intangible assets for the nine months ended September 30, 2008 increased $195,000, or 21.0%, to $1.1 million from $928,000 during the same period last year. The increase resulted primarily from the intangible assets recorded in connection with the acquisition of CEAB on April 30, 2008.

Impairment of Container Rental Equipment. Impairment of container rental equipment held for sale decreased $49,000, or 16.9%, to $241,000 for the nine months ended September 30, 2008 from $290,000 during the nine months ended September 30, 2007. The decrease was due primarily to the lower number of TEUs of containers impaired during the first nine months of 2008 as compared to the first nine months of 2007.

Gain on Disposition of Used Container Equipment. Gain on disposition of used container equipment decreased $82,000, or 2.5%, to $3.2 million for the nine months ended September 30, 2008 from $3.3 million for the nine months ended September 30, 2007. The decrease was due primarily to the lower margin on the sale of used containers during the nine months ended September 30, 2008 as compared to the same period in 2007.

Gain on Settlement of Lease Obligation. During the second quarter of 2007, the Company recognized a gain of $694,000 upon settling its liabilities related to lost, damaged or sold equipment that had been on operating leases from a lessor. The settlement amount related to the termination of the operating leases with the lessor. No such settlement occurred during the nine months ended September 30, 2008. Included within the gain on settlement of lease obligation in 2007 were gains totaling $153,000 that arose in prior periods but had not been previously recorded.

Equipment Rental Expense. Equipment rental expense was $20,000 for the nine months ended September 30, 2008, a $875,000, or 97.8%, decrease from $895,000 expense for the nine months ended September 30, 2007. We terminated all of our operating leases and purchased the last of the rented units in February 2008.

Storage, Handling and Other Expenses. Storage, handling and other expenses increased by $921,000, or 40.3%, to $3.2 million for the nine months ended September 30, 2008, compared to $2.3 million for the nine months ended September 30, 2007. The increase was primarily attributable to the operations of CEAB, the increase in our owned fleet and the higher overseas storage and handling costs due to the weakening of the U.S. dollar during most of the nine-month period in 2008, partly offset by the impact of higher utilization of containers compared to the same period last year.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased by $3.0 million, or 25.4%, to $14.7 million for the nine months ended September 30, 2008, from $11.8 million for the nine months ended September 30, 2007. The increase in marketing, general and administrative expenses was driven primarily by higher employee related expenses resulting from an increase in personnel and incentive compensation. Additionally, costs relating to our foreign operations have increased due to the weakening of the U.S. dollar during the first half of 2008 and additional expenses associated with the operations of CEAB.

Loss (gain) on foreign exchange. We incurred a loss of $449,000 on foreign exchange transactions for the nine months ended September 30, 2008 compared to a gain of $43,000 during the nine months ended September 30, 2007. The loss resulted primarily from certain liabilities denominated in a currency other than the Company’s functional currency, whereby changes in the foreign currency exchange rate resulted in the recognition of a loss as of September 30, 2008. The Euro and British Pound Sterling are the functional currencies used in the operations of CEAB and our UK subsidiary, respectively. Losses on foreign currency occurred when CEAB and our U.K. subsidiary settled contracts denominated in U.S. dollars and remeasured liabilities denominated in U.S. dollars. The exchange rate of the Euro in relation to the U.S. dollar has declined at September 30, 2008 from the time we acquired CEAB in April 2008. The average exchange rate for the British Pound Sterling to U.S. dollar declined over the course of the nine months ended September 30, 2008 compared to the same period last year.

Net Interest Expense. Net interest expense for the nine months ended September 30, 2008 was $6.3 million, a decrease of $985,000, or 13.5%, from $7.3 million of net interest expense for the nine months ended September 30, 2007. The decrease in interest expense was due primarily to the decrease in Eurodollar indexed interest rates and the repayment of the Company’s subordinated convertible note (which had a higher interest rate) in May 2007. Additionally, during the nine months ended September 30, 2007, we recorded a gain of $681,000 on the extinguishment of our $37.5 million convertible note to Interpool, which offset part of 2007 interest expense for the nine months ended September 30, 2007.

Income Tax Expense. Income tax expense increased $1.2 million, or 15.2%, to $8.9 million for the nine months ended September 30, 2008 from $7.7 million for the nine months ended September 30, 2007. The increase was primarily driven by a 26.4% increase in pre-tax income for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. This was partly offset by a lower effective tax rate of 33.7% for the nine months ended September 30, 2008 compared to 37.0% for the nine months ended September 30, 2007. The lower effective tax rate for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 is due primarily to greater income before taxes from foreign operations where statutory rates are lower than the U.S. income tax rates.

Segment Information. The following table summarizes our results of operations for each of our business segments for the nine-month periods ended September 30, 2008 and 2007:

	Nine Months Ended September 30,		Increase (Decrease)
	2008	2007	Amount	Percent
	(in thousands)
	(unaudited)
Container Leasing
Total revenue	$43,111	$27,176	$15,935	58.6%
Operating expenses	18,133	8,989	9,144	101.7
Interest expense	6,538	7,341	(803)	(10.9)

Income before taxes attributable to segment	$18,440	$10,846	$7,594	70.0

Container Management
Total revenue	$17,306	$18,826	$(1,520)	(8.1)%
Operating expenses	9,630	8,867	763	8.6

Income before taxes attributable to segment	$7,676	$9,959	$(2,283)	(22.9)

Container Leasing. Total revenue from our container leasing segment increased $15.9 million, or 58.6%, to $43.1 million for the nine months ended September 30, 2008 from $27.2 million during the nine months ended September 30, 2007. The increase was primarily due to a greater average number of TEUs on lease in our owned fleet and higher average utilization during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. In addition, CEAB’s operations represented $5.6 million of the increase in revenue.

Total operating expenses for the container leasing segment increased $9.1 million, or 101.7%, to $18.1 million for the nine months ended September 30, 2008 from $9.0 million for the nine months ended September 30, 2007. The increase was primarily due to higher depreciation of container rental equipment arising from our fleet growth and greater percentage of newer containers in our owned fleet. In addition, all of CEAB’s operating expenses were allocated to the container leasing segment. We also incurred a loss of $449,000 on foreign exchange transactions for the nine months ended September 30, 2008 compared to a gain of $43,000 during the nine months ended September 30, 2007. The loss resulted primarily from certain liabilities denominated in a currency other than the Company’s functional currency, whereby changes in the foreign currency exchange rate resulted in the recognition of a loss as of September 30, 2008. Losses on foreign currency occurred when CEAB and our U.K. subsidiary settled contracts denominated in U.S. dollars and remeasured liabilities denominated in U.S. dollars. The higher percentage of owned average TEU’s also resulted in a higher allocation of marketing, general and administrative expense to the container leasing segment.

Interest expense for the nine months ended September 30, 2008 decreased $803,000, or 10.9%, to $6.5 million from $7.3 million for the same nine-month period in 2007. The decrease resulted primarily from lower Eurodollar indexed interest rates in 2008 and the repayment of the Company’s subordinated convertible note (which had a higher interest rate) in May 2007.

Container Management. Total revenue from our container management segment for the nine months ended September 30, 2008 was $17.3 million, which was $1.5 million, or 8.1%, lower than the $18.8 million of revenue from our container management segment for the nine months ended September 30, 2007. The lower revenue was primarily due to a $949,000, or 9.6%, decrease in management fee revenue and the $571,000, or 6.4% decrease in gain on sale of container portfolios compared to the nine months ended September 30, 2007 attributable primarily to lower fee income from the disposition of containers sold on behalf of our investors.

Total operating expenses for the container management segment increased $763,000, or 8.6%, to $9.6 million for the nine months ended September 30, 2008 as compared to $8.9 million for the nine months ended September 30, 2007 as a result of higher marketing, general and administrative expense driven primarily by an increase in personnel and incentive compensation. Additionally, costs relating to our foreign operations have increased due to the weakening of the U.S. dollar during the first six months of 2008.

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

On May 27, 2008, we increased our maximum credit available under our existing senior secured credit agreement to $290.0 million. All other terms and conditions of the agreement remain the same as the agreement signed on September 25, 2007 (see Note 5 to our consolidated financial statements contained herein). Our senior secured credit facility is secured by substantially all of our assets, including our containers and the underlying leases thereon and our interest in any money received under such contracts. The facility may be increased under certain conditions described in the agreement. In addition, there is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The amended agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to us. These credit commitments are part of, and not in addition to, the total commitment of $290.0 million. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar Rate loans as defined in the senior secured credit facility. As of September 30, 2008 the interest rate on our senior secured credit facility was 3.7%. The agreement under our senior secured credit facility will expire on September 25, 2012.

As of September 30, 2008, we had $70.3 million (net of $328,000 in letters of credit) in availability under our senior secured credit facility, subject to our ability to meet the collateral requirements under the agreement governing our senior secured credit facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

We intend to use our senior secured credit facility primarily to fund the purchase of containers in the future. We have typically used the proceeds from sales of container portfolios to container investors to repay our senior secured credit facility. As we expand our owned fleet, our senior secured credit facility balance will be higher, which will result in higher interest expense. In addition to customary events of default, our senior secured credit facility contains financial covenants that require us to maintain certain ratios in our financial statements. At September 30, 2008, we were in compliance with the financial covenants in our senior secured credit facility.

On August 12, 2008, the Company sold 750,000 shares of its common stock at $15.50 per share in conjunction with its secondary offering of 2,250,000 shares which included 1.5 million shares owned by the Company’s Executive Chairman, Hiromitsu Ogawa. The Company’s share of $10.3 million (net of underwriting fees and expenses) from the sale of stock was used to pay part of the Company’s outstanding senior secured credit facility. In addition to the sale of common stock, the Company received $444,000 from the exercise of 29,610 shares of stock options by a former officer of the Company.

Cash Flow

The following table sets forth certain cash flow information for the nine-month periods ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
	(unaudited)
Net income	$17,442	$13,124
Adjustments to income	(91)	(21,856)

Net cash provided by (used in) operating activities	17,351	(8,732)
Net cash used in investing activities	(97,351)	(50,220)
Net cash provided by financing activities	80,850	51,548
Effect on cash of foreign currency translation	(67)	96

Net increase (decrease) in cash	783	(7,308)
Cash at beginning of period	8,433	20,359

Cash at end of period	$9,216	$13,051

Cash Flows From Operating Activities

Net cash provided by operating activities was $17.4 million for the nine months ended September 30, 2008 as compared to $8.7 million net cash used in operating activities for the nine months ended September 30, 2007. The increase in cash attributable to operating activities during the nine months ended September 30, 2008 was primarily due to a $15.0 million increase in net income after add back of non-cash items for the nine months ended September 30, 2008 as compared to same period in 2007. In addition, the increase in accounts payable, accrued expenses and other current liabilities for the nine months ended September 30, 2008 increased cash by $624,000 compared to a decrease of $8.6 million during the nine months ended September 30, 2007, which resulted primarily from a $9.5 million payment of estimated federal and state income taxes relating to the year ended December 31, 2006.

Cash Flows From Investing Activities

Net cash used in investing activities was $97.4 million for the nine months ended September 30, 2008 compared to $50.2 million for the nine months ended September 30, 2007. We continue to invest heavily in containers and, with the acquisition of CEAB, will be investing in other specialized equipment. Cash usage during the nine months ended September 30, 2008 from purchases of containers was $166.9 million compared to $150.0 million during the same period in 2007. Additionally, we spent $14.6 million (net of cash acquired) to purchase CEAB in April 2008. Cash used to purchase containers and acquire CEAB was partly offset by net proceeds from the sale of container portfolios and from the disposition of used container equipment aggregating $79.8 million and $97.0 million for the nine months ended September 30, 2008 and 2007, respectively. Total receipt of principal payments from direct finance leases was $4.4 million for the nine months ended September 30, 2008 compared to $2.8 million during the same period in 2007.

Cash Flows From Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2008 was $80.9 million compared to $51.5 million for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, we borrowed $123.6 million from our senior secured credit facility and made payments of $51.0 million thereof, $10.3 million of which was derived from the sale of 750,000 shares of our common stock during a secondary offering. We also made principal payments totaling $2.2 million on our capital leases at CEAB. For the nine months ended September 30, 2007, cash from financing activities was provided primarily by the proceeds of $78.1 million from the initial public offering of our common stock, $101.0 million from bank debt and $1.2 million from collection of note receivable on preferred stock, reduced by the $89.3 million payment of our bank debt and the payment of our $37.5 million convertible note payable to Interpool.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments by due date as of September 30, 2008:

	Payments Due by Period
	Total	1 year	1-2 years	2-3 years	3-4 years	4-5 years	>5 years
Total debt obligations:
Senior secured credit facility	$219,400	$—	$—	$—	$219,400	$—	$—
Interest expense (1)	36,313	9,281	9,055	8,806	8,467	302	402
Rental equipment payable	16,702	16,702	—	—	—	—	—
Rent, office facilities and equipment	2,049	914	803	147	92	93	—
Capital Leases	21,912	4,097	3,681	4,259	3,001	2,594	4,280
Container purchases commitments	4,005	4,005	—	—	—	—	—

Total contractual obligations	$300,381	$34,999	$13,539	$13,212	$230,960	$2,989	$4,682

(1)

Our estimate of interest expense commitment includes $32.1 million relating to our senior secured credit facility and $4.2 million relating to our capital lease obligations. The calculation of interest related to our senior secured credit facility assumes that the interest rate of 3.7% at September 30, 2008 on our senior secured credit facility will remain at the same interest level over the next five years. We expect that the interest rate will vary over time based upon fluctuations in the underlying indexes upon which this interest rate is based. The interest relating to our capital lease obligations was based on an assumed weighted average interest rate of 5.2% over the above periods.

Our senior secured credit facility provides for a maximum total commitment amount of up to $290.0 million in revolving line of credit. Loans under our senior secured credit facility bear interest at variable rates based on the Eurodollar rate or a Base Rate as defined in the agreement governing our senior secured credit facility, plus a margin that adjusts depending on a certain financial criterion. In addition, there is a commitment fee on the unused amount of the total commitment which is payable quarterly in arrears. The senior secured credit facility provides that swing line loans (up to $10.0 million in the aggregate) and standby letters of credit (up to $15.0 million in the aggregate) will be available to us. These credit commitments are part of, and not in addition to, the total commitment of $290.0 million under our senior secured credit facility. As of September 30, 2008, our senior secured credit facility had a balance of $219.7 million (including $328,000 of letters of credit). This loan agreement will terminate on September 25, 2012.

As part of the acquisition of CEAB, we assumed additional obligations of approximately $25.7 million related to capital leases. These capital lease obligations are denominated in U.S. dollars and Euros and had a balance of $21.9 million as of September 30, 2008.

Off-Balance Sheet Arrangements

As of September 30, 2008, we had no significant off-balance sheet arrangements or obligations. An off-balance sheet arrangement includes any contractual obligation, agreement or transaction arrangement involving an unconsolidated entity under which we would have: (1) retained a contingent interest in transferred assets; (2) an obligation under derivative instruments classified as equity; (3) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing, hedging or research and development services with us; or (4) made guarantees.

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

Foreign Exchange Rate Risk. Although we have significant foreign-based operations, the U.S. dollar is our primary operating currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. We had equipment sales in British Pounds, Euros and Japanese Yen and incurred overhead costs in foreign currencies, primarily in British Pound Sterling and Euros. CEAB has significant amounts of revenue as well expenses denominated in Euro, Swedish Kroner and Norwegian Kroner. During the three months ended September 30, 2008 the U.S. dollar has materially increased in value in relation to other major foreign currencies (such as the Euro and British Pound Sterling). The increase in the U.S. dollar has decreased our revenues and expenses denominated in foreign currencies. The increase in the value of the U.S. dollar relative to foreign currencies will also result in U.S. dollar denominated liabilities held at some of our foreign subsidiaries to increase in value to those subsidiaries and foreign denominated assets to decrease in value in U.S. dollar terms. If the value of the U.S. dollar continues to increase in relation to foreign currencies, such increase may have a significant impact on our future operating results.

Interest Rate Risk. The nature of our business exposes us to market risk arising from changes in interest rates to which our variable-rate debt is linked. In connection with the acquisition of CEAB, we assumed an interest rate swap agreements to manage the risk associated with fluctuations in interest rates. This interest rate swap agreement, which has a notional amount in Euros equivalent to $4.2 million, had a value of $31,000 as of September 30, 2008.

As of September 30, 2008 the principal amount of debt outstanding under the variable-rate arrangement of our senior secured credit facility was $219.4 million. In addition, the capital lease obligations we assumed in conjunction with the acquisition of CEAB had a balance of $21.9 million at September 30, 2008 and have variable interest rates. A 1.0% increase or decrease in underlying interest rates for these obligations will increase or decrease interest expense by approximately $2.4 million annually assuming debt remains constant at September 30, 2008 levels.

Credit Risk

We maintain detailed credit records about the container lessees for our total fleet. Our credit policy sets different maximum exposure limits for our container lessees. Credit criteria may include, but are not limited to, container lessee trade route, country, social and political climate, assessments of net worth, asset ownership, bank and trade credit references, credit bureau reports, including those from Dynamar, operational history and financial strength. We monitor container lessees’ performance and lease exposures on an ongoing basis, and our credit management processes are aided by the long payment experience we have with most of the container lessees for our total fleet and our broad network of long- standing relationships in the shipping industry that provide current information about the container lessees for our total fleet. In managing this risk we also make an allowance for doubtful accounts. The allowance for doubtful accounts is developed based on two key components: (1) specific reserves for receivables where management believes full collection is doubtful; and (2) a general reserve for estimated losses inherent in the receivables. The general reserve is estimated by applying certain percentage ranging from 1.0% on accounts that are one to thirty days overdue, to 100% on accounts that are one year overdue. An allowance of $509,000 has been established against non-performing receivables as of September 30, 2008. For the nine months ended September 30, 2008, receivable write-offs, totaled $85,000.

The credit risk on accounts receivable related to the containers we manage is the responsibility of the container investors. We hold back a percentage of lease payments relating to managed containers to be applied against future lessee defaults. Under our management agreements, if we are unable to ultimately collect any amount due from a managed container lessee, the container investors are obligated to reimburse us for any amounts we have previously paid to them in advance of receiving the amount from the container lessee. We typically pay container investors the amounts due to them under the leases we manage within 60 days after invoicing lessees. Accordingly, we have credit risk exposure on amounts that we have paid to container investors in advance of receiving the funds from the lessees. Although our container investors are obligated under the terms of our management agreements to reimburse us for amounts advanced that are subsequently not collected from the managed container lessees, we bear the credit risk if the container investor cannot reimburse us, and if one or more of our managed container lessees will become insolvent or otherwise be unable to pay us the amounts due under the lease. We receive all funds from our managed container lessees directly and if we determine that a payment due from a container lessee is not collectible, we have the right to deduct that amount from future payments to the relevant container investors to the extent that amount exceeds amounts we have previously held back. As of September 30, 2008 $1.7 million in payments had been advanced to container investor funds on accounts receivable deemed no longer collectible. We intend to recover this amount from container investor funds. We monitor our managed fleet credit risk exposure to managed container lessees and cease making payments to container investors with respect to containers leased to a lessee that we have determined is unlikely to make payment under the lease.

ITEM 4.	CONTROLS AND PROCEDURES.

Based upon the required evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that as of September 30, 2008 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Before making an investment decision, investors should carefully consider the risks described below as well as the risk factors in Part 1: Item 1A of our Annual Report Form 10-K for the year ended December 31, 2007 filed with the SEC on March 17, 2008, and in the Risk Factors section of our Form S-3 filed with the SEC on August 14, 2008 . The risks described in the aforementioned filings and the risks described below are not the only ones facing our company. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations. Any of these risks could adversely affect our business, cash flows, financial condition and results of operations. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this 10-Q filing.

Current economic conditions may adversely affect our industry, business and results of operations.

The United States and foreign economies are currently believed to have entered a period of economic recession. The capital markets are currently experiencing a high level of volatility and liquidity has become constrained across the debt and equity markets. In addition, recent disruptions in national and international credit markets have led to a scarcity of credit, tighter lending standards and higher interest rates on business loans. Some observers view these as causing a possible recession and the future economic environment may continue to be less favorable than that of recent years. A prolonged economic downturn or a continuing scarcity of credit could adversely affect the financial condition and levels of business activity of our customers. This may in turn have a corresponding negative impact on our operating results as some of our customers may suffer business failures while others may react to worsening conditions by reducing their level of investment in container portfolios or reducing their leasing of containers from us. In addition, worsening economic conditions may impair our ability to attract new customers. If any of these circumstances remain in effect for an extended period of time, there could be a material adverse effect on our financial results.

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

Demand for containers depends largely on the rate of world trade and economic growth, with consumer demand being one of the most critical factors affecting this growth. Economic downturns in one or more countries, particularly in the United States and other countries with consumer-oriented economies, could result in a reduction in world trade volume or in demand by container shipping lines for leased containers. Most of the container investor programs into which we sell container portfolios employ a certain amount of debt in order to increase investor equity returns. The uncertainty on future demand for containers from container shipping lines, the potential of lower than expected performance of existing investments in container funds and the more difficulty in container investors being able to access debt for future investment programs, increases the potential that the Company may not be able to sell containers to investor programs in the future. In such case, our revenue, net income and cash flow will be lower than otherwise and will limit the level of growth in our operating fleet that we would otherwise be able to attain.

A prolonged economic recession could result in a greater potential for a decline in demand for shipping containers by our customers that could increase the number of containers returned to us, reduce our container rental revenue, reduce utilization of our fleet, increase our operating expenses (such as storage, bad debt and repositioning costs) and have an adverse effect on our financial performance. We cannot predict the degree to which the current economic recession in the U.S. and foreign economies will have on our financial condition and our future operating results.

Much of our leasing business involves shipments of goods exported from Asia. From time to time, there have been economic disruptions, health scares, such as SARS and avian flu, financial turmoil, natural disasters and political instability in Asia. If these events were to occur in the future, they could adversely affect our container lessees and the general demand for shipping and lead to reduced demand for leased containers or otherwise adversely affect us. Demand for containers originating from China and other Asian economies has been lower since the beginning of September 2008 and is expected to remain weak until world economic growth increases. Other general factors affecting demand for leased containers, utilization and per diem rates include the following:

•	prices of new and used containers;

•	economic conditions and competitive pressures in the shipping industry;

•	shifting trends and patterns of cargo traffic;

•	the availability and terms of container financing;

•	fluctuations in interest rates and foreign currency values;

•	overcapacity or undercapacity of the container manufacturers;

•	the lead times required to purchase containers;

•	the number of containers purchased by competitors and container lessees;

•	container ship fleet overcapacity or undercapacity;

•	increased repositioning by container shipping lines of their own empty containers to higher-demand locations in lieu of leasing containers from us;

•	consolidation or withdrawal of individual container lessees in the container shipping industry;

•	import/export tariffs and restrictions;

•	customs procedures, foreign exchange controls and other governmental regulations;

•	natural disasters that are severe enough to affect local and global economies;

•	political and economic factors; and

•	currency exchange rates.

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

The capital markets are currently experiencing a high level of volatility and liquidity has become constrained across the debt and equity markets. Most of the container investor programs into which we sell container portfolios employ a certain amount of debt in order to increase investor equity returns. The uncertainty on future demand for containers from container shipping lines, the potential of lower than expected performance of existing investments in container funds and the more difficulty in container investors being able to access debt for future investment programs, increases the potential that the Company may not be able to sell container funds in the future. In such case, our revenue, net income and cash flow will be lower than otherwise and will limit the level of growth in our operating fleet that we would otherwise be able to attain.

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

Because steel is the major component used in the construction of new containers, the price of new containers and per diem rates on new containers are highly correlated with the price of raw steel. In the late 1990s, new container prices and per diem rates declined because of, among other factors, a drop in worldwide steel prices and a shift in container manufacturing from Taiwan and Korea to areas in mainland China with lower labor costs. From 2003 to 2004, and again in the second half of 2006, container prices and leasing rates increased partially due to an increase in worldwide steel prices. Similarly, container prices during the first nine months of 2008 have risen from their 2007 levels partially due to higher commodity prices. There has been a decrease in steel prices since the beginning of September 2008 and it is believed there has been reduced demand for newly manufactured containers by our customers and competitors. The potential of new container prices to decrease in the future has increased, however, we cannot predict if the decline in steel prices and lower demand for containers will result in a decline in container prices. If newly manufactured container prices decline, we may need to lease the containers at low return rates or at a loss.

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

A significant percentage of our revenue is attributable to management fees earned on services related to the leasing of containers owned by container investors. This revenue has very low direct operating costs associated with it. Accordingly, fluctuations in our management fee revenue in any period will have a significant impact on our profitability in that period. If we fail to meet performance requirements contained in our management agreements, container investors may seek to terminate these agreements. As of September 30, 2008, the Company was not meeting certain performance requirements contained under some of the management agreements with container investors, however, no container investor has notified the Company of its decision to terminate its management agreement. Moreover, our ability to continue to attract new management contracts depends upon a number of factors, including our ability to lease containers on attractive lease terms and to efficiently manage the repositioning and disposition of containers. In the event container investors perceive another container leasing company as better able to provide them with a stable and attractive rate of return, existing contracts may not be renewed, and we may lose management contract opportunities in the future, which could affect our business, results of operations and financial condition.

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

The U.S. and foreign economies have entered a period of economic recession, which increases the potential of increased future inventories of used equipment by leasing companies and shipping lines in depots. Such an increase in inventory of idle equipment increases the potential of reducing the prices attained for disposition of used containers. As a result, the Company may need to dispose of equipment at a loss or not be able to sell equipment, which would increase our storage and repositioning expenses.

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

The U.S. and foreign economies have entered a period of economic recession, which increases the potential of increased future inventories of container equipment by leasing companies and shipping lines in depots. Such an increase in inventory of idle equipment increases the likelihood that the Company will need to incur higher repositioning costs in the future to locations believed to be higher demand areas.

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

When lessees default, we may fail to recover all of our containers and the containers we do recover maybe returned to locations where we will not be able to quickly re-lease or sell them on commercially acceptable terms. We may have to reposition these containers to other places where we can re-lease or sell them, which could be expensive depending on the locations and distances involved. Following repositioning, we may need to repair the containers and pay container depots for storage until the containers are re-leased. For our owned containers these costs will directly reduce our income before taxes and for our managed containers, lessee defaults will increase operating expenses, and thus reduce our management fee revenue. There has been an increase in the number of smaller regional shipping lines defaulting their lease agreements. The Company is recovering equipment and incurring expenses for its account and for the account of container investors related to these customer defaults. We maintain insurance to reimburse the Company and container investors for such customer defaults. The insurance agreement is subject to a $250,000 deductible amount per occurence and has significant exclusions and, therefore, may not be sufficient to prevent us from suffering material losses. Additionally, the increase in claims made by the Company under the insurance agreement may result in such insurance not being available to us in the future on commercially reasonable terms, or at all.

Our level of indebtedness reduces our financial flexibility and could impede our ability to operate.

We intend to borrow additional amounts under our senior secured credit facility and other debt facilities to purchase containers and make acquisitions and other investments. We expect that we will maintain a significant amount of indebtedness on an ongoing basis. All of our borrowings under our senior secured credit facility are due and payable on September 25, 2012, and there is no assurance that we will be able to refinance our outstanding indebtedness, or if refinancing is available, that it can be obtained on terms that we can afford. The capital markets are currently experiencing a high degree of volatility. To the extent that volatility in the capital markets continues, the Company’s access to capital may become limited and its borrowing costs may materially increase.

<>Our senior secured credit facility requires us to pay a variable rate of interest, which will increase or decrease based on variations in certain financial indexes, and fluctuations in interest rates can significantly decrease our profits. We do not have any material amounts of hedge or similar contracts that would protect us against changes in interest rates.

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

Our long-term debt and capital lease obligations were $241.3 million at September 30, 2008. We may not generate sufficient cash flow from operations to service and repay our debt and related obligations and have sufficient funds left over to achieve or sustain profitability in our operations, meet our working capital and capital expenditure needs or compete successfully in our industry.

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

The requirements of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) may result in a write-off of all or a portion of our goodwill which would negatively affect our operating results and financial condition.

As of September 30, 2008, we had goodwill of $50.2 million in our consolidated balance sheet. Under SFAS No. 142, goodwill is not amortized. In lieu of amortization, we are required to perform an annual impairment test of goodwill, or more frequently if events or circumstances indicate the carrying value of an asset may not be recoverable. We perform our annual impairment test for indications of goodwill impairment in the fourth quarter of our fiscal year or sooner if indicators of impairment exist. The recent decline in the price of our stock has increased the risk of impairment to our goodwill. The Company will be conducting a test for impairment of goodwill during the fourth quarter of 2008.

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

CAI International, Inc. (Registrant)

November 10, 2008	/s/ MASAAKI (JOHN) NISHIBORI

Masaaki (John) Nishibori
President and Chief Executive Officer
(Principal Executive Officer)

November 10, 2008	/s/ VICTOR M. GARCIA

Victor M. Garcia
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)