Form 10-K
period 2008-12-31
CAI International, Inc.
filed 2009-03-16
CIK 1388430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in the Exchange Act Rule 12b-2). Yes  ☐    No  ☒

As of June 30, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter, there were 17,141,896 shares of the Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the New York Stock Exchange on June 30, 2008) was approximately $143,544,000. Shares of Registrant’s common stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of Registrant’s outstanding common stock as of June 30, 2008 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2009, there were 17,920,778 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and service development efforts. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Annual Report on Form 10-K, the words “may”, “might”, “should”, “estimate”, “project”, “plan”, “anticipate”, “expect”, “intend”, “outlook”, “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under the caption Item 1A. “Risk Factors” in this annual report and in all our filings filed with the Securities and Exchange Commission (“SEC”). We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our filings with the SEC.

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

Our Company

We are one of the world’s leading container leasing and management companies. We operate our business through two segments: container leasing and container management. We purchase new containers, lease them primarily to container shipping lines, freight forwarders and other transportation companies and either retain them as part of our owned fleet or sell them to container investors for whom we then provide management services. In operating our fleet, we lease, re-lease and dispose of containers and contract for the repair, repositioning and storage of containers. As of December 31, 2008, our fleet comprised 778,000 TEUs, 68.7% of which represented our managed fleet and 31.3% of which represented our owned fleet.

We lease our containers to lessees under long-term leases, short-term leases and finance leases. Long-term leases cover a specified number of containers that will be on lease for a fixed period of time. Short-term leases provide lessees with the ability to lease containers either for a fixed term of less than one year or without a fixed term on an as-needed basis, with flexible pick-up and drop-off of containers at depots worldwide. Finance leases are long-term lease contracts that grant the lessee the right to purchase the container at the end of the term for a nominal amount. As of December 31, 2008, 89.6% of our fleet, as measured in TEUs, was on lease, with 72.9% of these containers on long-term leases, 23.8% on short-term leases and 3.3% on finance leases.

We manage containers under management agreements that cover portfolios of containers. Our management agreements typically have terms of 10 years and provide that we receive a management fee based upon the actual rental revenue for each container less the actual operating expenses directly attributable to that container. We also receive fees for selling used containers on behalf of container investors.

Our container leasing segment revenue comprises container rental revenue and finance lease income from our owned fleet, and our container management segment revenue comprises gain on sale of container portfolios and management fee revenue for managing containers for container investors. The operating results of each segment for the years ended December 31, 2008 and 2007, three months ended December 31, 2006 and nine months ended September 30, 2006 are summarized in Note 16 to our consolidated financial statements included in this filing. For the year ended December 31, 2008, we recorded total revenue of $83.1 million, net loss of $27.0 million and adjusted EBITDA of $68.4 million. Net loss for the year ended December 31, 2008 includes a goodwill impairment charge of $50.2 million (see Note 4 to our consolidated financial statements included in this filing). A comparison of our 2008 financial results with those of the prior years and a definition of adjusted EBITDA can be found on Item 6, Selected Financial Data of this Form 10-K filing.

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

On April 30, 2008, the Company acquired CAI Consent Sweden AB (Consent), formerly named Consent Equipment AB, a European container and intermodal equipment leasing company, for $14.6 million in cash (net of $1.3 million cash acquired) and the assumption of approximately $25.7 million in debt. Consent is headquartered in Gothenburg, Sweden, and has operations located in Sweden, Germany and the United Kingdom. (See Note 3 to our consolidated financial statements included in this filing).

Corporate Information

Our corporate headquarters and principal executive offices are located at One Embarcadero Center, Suite 2101, San Francisco, California 94111. Our telephone number is (415) 788-0100 and our Web Site is located at http://www.caiintl.com. Our U.S. branch offices are located in Charleston, South Carolina and Florham Park, New Jersey. We operate our business in 13 offices in 11 countries including the United States, and have agents in Asia, Europe, South Africa, Australia and South America. Our wholly owned international subsidiaries are located in the United Kingdom, Japan, Malaysia, Sweden and Barbados. We also own 80% of CAIJ Ltd. in Japan.

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

Containers are built in accordance with standard dimensions and weight specifications established by the International Standards Organization (ISO). The industry-standard measurement unit is the 20’ equivalent unit, or TEU, which compares the size of a container to a standard container 20’ in length. For example, a 20’ container is equivalent to one TEU and a 40’ container is equivalent to two TEUs. Containers are eight feet wide, come in lengths of 20’, 40’ or 45’ and are either 8’6” or 9’6” tall. The two principal types of containers are described as follows:

•

Dry van containers. A dry van container is constructed of steel sides, roof and end panel with a set of doors on the other end, a wooden floor and a steel undercarriage. Dry van containers are the least expensive and most commonly used type of container. According to Containerisation International, World Container Census 2008, dry van containers comprised approximately 89.5% of the worldwide container fleet, as measured in TEUs, as of mid-2007. They are used to carry general cargo, such as manufactured component parts, consumer staples, electronics and apparel.

•

Specialized equipment. Specialized equipment consist of open-top, flat-racks, palletwide containers, swapbodies, roll trailers, refrigerated containers and tank containers. An open-top container is similar in construction to a dry van container except that the roof is replaced with a tarpaulin supported by removable roof bows. A flat-rack container is a heavily reinforced steel platform with a wood deck and steel end panels. Open-top and flat-rack containers are generally used to move heavy or oversized cargo, such as marble slabs, building products or machinery. Palletwide containers are a type of dry-van container externally similar to ISO standard containers, but internally about two inches wider so as to accommodate two European-sized pallets side-by-side. Swapbodies are a type of dry van container designed to be easily transferred between rail, truck, and barge and are equipped with legs under their frames. Roll trailers are a type of flat-bed trailer equipped with rubber wheels underneath for terminal haulage and stowage on board of roll-on/roll-off vessels. A refrigerated container has an integral refrigeration unit on one end which plugs into an outside power source and is used to transport perishable goods. Tank containers are used to transport bulk products such as chemicals, oils, and other liquids. According to Containerisation International, World Container Census 2008, specialized containers comprised approximately 10.5% of the worldwide container fleet, as measured in TEUs, as of mid-2007.

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

Container shipping lines own and lease containers for their use. Containerisation International, Market Analysis: World Container Census 2008, estimates that as of mid-2007, transportation companies (including container shipping lines and freight forwarders), owned approximately 58.6% of the total worldwide container fleet and container leasing companies owned approximately 41.4% of the total worldwide container fleet. Given the uncertainty and variability of export volumes and the fact that container shipping lines have difficulty in accurately forecasting their container requirements at different ports, the availability of containers for lease significantly reduces a container shipping line’s need to purchase and maintain excess container inventory. In addition, container leases allow the container shipping lines to adjust their container fleets both seasonally and over time and help to balance trade flows. The flexibility offered by container leasing helps container shipping lines improve their overall fleet management and provides the container shipping lines with an alternative source of financing.

Our Strengths

We believe our strengths include the following:

•

Multiple Sources of Revenue. Our business is structured to generate a diversified stream of revenue from multiple sources. We actively manage a mix of owned and managed containers in our fleet to provide us with diversified revenues over long periods of time. We supplement container rental revenue and management fee revenue with gains on sale of container portfolios that generate significant incremental revenue and facilitate the growth in management fee revenue as we convert containers owned by us to containers managed by us for our container investors. We are also able to diversify our revenue base by managing the mix of containers under long-term, short-term and finance leases. Maintaining a range of lease types and duration allows us to provide services customized to our clients’ needs By having multiple sources of revenue, we believe that we have been able to realize a higher return on assets and equity than would have been possible if our fleet had consisted entirely of containers owned by us. We believe it is important to maintain a balance between the size of our owned fleet and our managed fleet to maintain our multiple sources of revenue.

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

•

Growth in International Trade. Our global reach positions us to participate in long-term global growth trends in international trade. With agreements with multiple container depots in more than 45 countries, we are positioned to serve our global customer base in the developing economies in Asia, Europe and the Mediterranean.

•

Capital-efficient Third-party Fleet Management Operation. Our container management segment provides us with revenue at the time of sale, long-term contractual management fees and a sales fee earned when we sell used containers for container investors, all with very little long-term investment from us. We have grown our managed fleet by selling portfolios of containers to container investors, most of which are subject to lease at the time of sale. By selling these portfolios to container investors, we are able to free up capital more quickly than if we kept the containers as part of our owned fleet. This enables us to deploy the capital for other uses, such as additional container purchases and repayment of debt.

•

Long-standing Container Lessee Relationships with Attractive Credit Characteristics. We currently lease containers to over 240 container lessees, including many of the largest international container shipping lines. As of December 31, 2008, we had conducted business with the top 20 lessees of our total fleet, as measured in TEUs, for an average of over 13 years. These top 20 lessees had, as of December 31, 2008, a weighted-average Dynamar credit rating of 2.3 on a rating scale of one through ten, with a one representing the strongest credit rating. Dynamar B.V. provides credit ratings to the container leasing industry.

•

Experienced Management Team. We have significant experience in the container leasing industry. Our four key officers have an average of approximately 24 years of experience in the container leasing industry. In addition, our marketing, operations and underwriting personnel have developed long-term relationships with lessees that improve our access to continued opportunities with leading container shipping lines.

•

Flexibility to Satisfy Changing Market Demands. Our operating expertise and financial flexibility enable us to meet the evolving requirements of lessees and container investors. We have significant experience in structuring and selling to container investors portfolios of containers that have attractive investment returns. By selling these portfolios to container investors, we have been able to purchase a substantial number of new containers while at the same time maintaining significant borrowing capacity under our senior secured credit facility. This has enabled us to choose when to purchase new containers based upon our expectations of near-term market conditions and quickly respond to the changing demands of lessees for short- and long-term leases. In order to increase the amount of credit available to us for these and other purposes, we have increased our revolving line of credit under our senior secured credit facility from $200 million as of September 25, 2007 to $290 million as of December 31, 2008.

•

Proprietary, Real-time Information Technology System. We have developed a proprietary, real-time information technology (IT) system to assist us in managing our container fleet. Our information technology system allows us to monitor lease status, repair billings and contract terms of every individual container in our fleet. By actively maintaining and reviewing this information, we are able to more efficiently manage the logistics and billings of our business. Our proprietary IT system has been essential to providing a high level of customer service and we believe it is scalable to satisfy our future growth without significant capital expenditures.

Risks Affecting Us

In operating our business we have faced and will continue to face significant challenges. Our ability to successfully operate our business is subject to numerous risks as discussed more fully in Item 1A entitled “Risk Factors.” For example:

•

demand for leased containers and per diem rates could decline further if the current global recession persists for an extended period of time and other macroeconomic market conditions affecting the container leasing industry worsen;

•	demand from container investors to purchase portfolios of leased containers at prices that are attractive to us could decline;

•	container shipping lines could decide to buy rather than lease a larger percentage of the containers they use;

•	demand for leased containers by container shipping lines could decrease due to consolidation of container shipping lines or other factors;

•	per diem rates for leases could decline;

•	new container prices could increase or decrease unexpectedly;

•	shipping could be disrupted by a number of causes, including terrorist attacks and regional economic instability;

•	we could lose key members of our senior management;

•	our lessees could default on their lease payment obligations to us; and

•	we face extensive competition in the container leasing industry.

Any of the above risks could cause our revenue to decline or could otherwise materially and adversely affect our business, financial position and results of operations.

Our Operations

Container Fleet Overview. The table below summarizes the composition of our fleet as of December 31, 2008 by the type of container:

	Dry Van Containers	Percent of Total Fleet	Specialized Equipment	Percent of Total Fleet	Total	Percent of Total Fleet
Managed Fleet in TEU	531,149	68.3%	3,404	0.4%	534,553	68.7%
Owned fleet in TEU	217,308	27.9%	26,100	3.4%	243,408	31.3%

Total	748,457	96.2%	29,504	3.8%	777,961	100.0%

Overview of Management Services. We lease, re-lease and dispose of containers and contract for the repair, repositioning and storage of our managed fleet. Our management agreements typically provide that our fee for managing a particular container is based upon the actual net operating revenue for each container, which is equal to the actual rental revenue for a container less the actual operating expenses directly attributable to that container. Management fees are collected monthly or quarterly, depending upon the agreement, and generally are not paid if net operating revenue is zero or less for a particular period. If operating expenses exceed revenue, the container investors are required to pay the excess or we may deduct the excess, including our management fee, from future net operating revenue. Under these agreements, we typically receive a commission for selling or otherwise disposing of containers for the container investor. Our management agreements generally require us to indemnify the container investor for liabilities or losses arising out of our breach of our obligations. In return, the container investor typically indemnifies us in our capacity as the manager of the container against breach by the container investor, sales taxes on commencement of the arrangement, withholding taxes on payments to the container investor under the management agreement and any other taxes, other than our income taxes, incurred with respect to the containers that are not otherwise included as operating expenses deductible from revenue. The term of our management agreements is generally 10 years from the acceptance date of containers under the agreement.

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

We believe that our long-standing relationships with our lessees and the close communications we maintain with their operating staffs represent an important advantage for us. As of December 31, 2008, we employed 63 people within our marketing and operations group in eight countries. In addition, we have 12 independent agents in 12 other countries that help support our marketing and operations group.

Overview of Our Leases. To meet the needs of our lessees and achieve a favorable utilization rate, we lease containers under three main types of leases:

•

Long-Term Leases. Our long-term leases specify the number of containers to be leased, the pick-up and drop-off locations, the applicable per diem rate and the contractual term. We typically enter into long-term leases for a fixed term ranging from three to eight years, with five-year term leases being most common. Our long-term leases generally require our lessees to maintain all units on lease for the duration of the lease, which provides us with scheduled lease payments. Some of our long-term leases contain an early termination option and afford the lessee continuing supply and total interchangeability of containers, with the ability to redeliver containers if the lessee’s fleet requirements change. Our leases typically require the lessees to pay additional amounts pursuant to retroactive rate adjustments. These rate adjustments have not been material to our results of operations. As of December 31, 2008, approximately 72.9% of our on-lease fleet, as measured in TEUs, was under long-term leases.

•

Short-Term Leases. Short-term leases include both master interchange leases and customized short-term leases. Master interchange leases provide a master framework pursuant to which lessees can lease containers on an as-needed basis, and thus command a higher per diem rate than long-term leases and more flexible terms. The terms of master interchange leases are typically negotiated on an annual basis. Under our master interchange leases, lessees know in advance their per diem rates and drop-off locations, subject to monthly port limits. We also enter into other short-term leases that typically have a term of less than one year and are generally used for one-way leasing, typically for small quantities of containers. The terms of short-term leases are customized for the specific requirements of the lessee. Short-term leases are sometimes used to reposition containers to high-demand locations and accordingly may contain terms that provide incentives to lessees. As of December 31, 2008, approximately 23.8% of our on-lease fleet, as measured in TEUs, was under short-term leases.

•

Finance Leases. Finance leases provide our lessees with an alternative method to finance their container acquisitions. Finance leases are long-term in nature, typically ranging from three to five years, and require relatively little customer service attention. They ordinarily require fixed payments over a defined period and provide lessees with a right to purchase the subject containers for a nominal amount at the end of the lease term. Per diem rates under finance leases include an element of repayment of capital and, therefore, typically are higher than per diem rates charged under long-term leases. Finance leases require the container lessee to keep the containers on lease for the entire term of the lease. As of December 31, 2008, approximately 3.3% of our on-lease fleet, as measured in TEUs, was under finance leases.

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

Underwriting. We lease to container shipping lines, freight forwarders and other transportation companies that meet our credit criteria. Depending on credit limits, our underwriting and credit decisions are controlled by our senior executives or our credit committee. Our credit committee includes our chief executive officer, chief financial officer, and two other members of our senior management. Our credit policy sets different maximum exposure limits depending on our relationship and previous experience with each container lessee. Credit criteria may include, but are not limited to, trade route, country, social and political climate, assessments of net worth, asset ownership, bank and trade credit references, credit bureau reports, including those from Dynamar, operational history and financial strength. Our credit committee monitors our lessees’ performance and our lease exposures on an ongoing basis and generally reviews all accounts with receivables over 90 days past due. Our underwriting processes are aided by the long payment experience we have with most of our lessees, our broad network of relationships in the shipping industry that provide current information about our lessees’ market reputations and our focus on collections.

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

•

Re-leasing. Since our leases allow our lessees to return their containers, we typically lease a container several times during the time we manage it as part of our fleet. New containers can usually be leased with a limited sales and customer service infrastructure because initial leases for new containers typically cover large volumes of units and are fairly standardized transactions. Used containers, on the other hand, are typically leased in smaller transactions that are structured to accommodate pick-ups and returns in a variety of locations. Our utilization rates depend on our re-leasing abilities. Factors that affect our ability to re-lease used containers include the size of our lessee base, ability to anticipate lessee needs, our presence in relevant geographic locations and the level of service we provide our lessees. We believe that our global presence and long-standing relationships with over 240 container lessees as of December 31, 2008 provide us an advantage in re-leasing our containers relative to many of our smaller competitors.

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

•	Taking advantage of the secondary resale market. In order to maintain a younger fleet age profile, we have aggressively sold our older containers when they are returned to low demand areas.

•

Developing country-specific leasing markets to utilize older containers in the portable storage market. In North America and Western Europe, we lease on a limited basis older containers for use as portable storage.

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

•

Depot Management. As of December 31, 2008, we managed our container fleet through 223 independent container depot facilities located in 45 countries. Depot facilities are generally responsible for repairing containers when they are returned by lessees and for storing the containers while they are off-hire. Our operations group is responsible for managing our depot contracts and periodically visiting the depot facilities to conduct inventory and repair audits. We also supplement our internal operations group with the use of independent inspection agents. As of December 31, 2008 a large majority of our off-lease inventory was located at depots that are able to report notice of container activity and damage detail via electronic data interchange, or EDI. We use the industry standard, ISO 9897 Container Equipment Data Exchange messages, for EDI reporting.

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

These independent investment arrangers will either seek out investments in these leased assets on behalf of an investment fund or a group of investors or will work with us to identify an investor or group of investors to invest in a pool of these leased assets. Our 80% owned subsidiary, CAIJ Ltd., acts as investment arranger for sales of containers by us in Japan and manages container leases for investors in Japan.

Customer Concentration. Our customers include container lessees and container investors to whom we have sold container portfolios and for whom we manage containers.

•

Container Leasing Segment Concentration. Revenue from our ten largest container lessees represented 46.4% of the revenue from our container leasing segment for the year ended December 31, 2008, with revenue from our single largest container lessee accounting for 12.0%, or $7.0 million, of revenue from our container leasing segment during such period. This $7.0 million of revenue represented 8.5% of our total revenue for this period. The largest lessees of our owned fleet are often among the largest lessees of our managed fleet. The largest lessees of our managed fleet are responsible for a significant portion of the billings that generate our management fee revenue.

•

Container Management Segment Concentration. A substantial majority of our container management segment revenue is derived from container investors associated with five different investment arrangers located in Germany, Switzerland, Austria and Japan. These arrangers are typically in the business of identifying and organizing investors for a variety of investment vehicles and compete with other institutions in these and other countries that perform similar functions. Container investors associated with five independent investment arrangers represented 90.4% of our container management revenue for the year ended December 31, 2008. Revenue from our two largest container investors, IGB Container GmbH & Co. KG (IGB) and P&R Equipment and Finance Corp. (P&R) represented 44.2% or $10.8 million, and 22.7% or $5.5 million, respectively, of revenue from our container management segment during the year ended December 31, 2008. The combined revenue of $16.3 million associated with the two largest investment arrangers represented 19.6% of our total revenue for the year ended December 31, 2008. The willingness of investment arrangers to continue to form entities that invest in containers will depend upon a number of factors outside of our control, including the laws in the countries in which they are domiciled, the tax treatment of an investment or restrictions on foreign investments. If changes in tax laws in any country or other conditions make investments in containers less attractive, we will need to identify new container investors in other jurisdictions. If we are unable to identify new investors to offset decreases in demand, our gain on sale of container portfolios will decrease almost immediately, and management fee revenues will decrease if existing management agreements that terminate are not replaced by new management agreements.

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

Employees

As of December 31, 2008, we employed approximately 89 employees worldwide. We are not a party to any collective bargaining agreements. We believe that relations with our employees are good.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business and the Container Leasing Industry

Current economic conditions may adversely affect our industry, business and results of operations.

The United States and foreign economies are currently in a state of economic recession. The capital markets are currently experiencing a high level of volatility and liquidity has become constrained across the debt and equity markets. In addition, recent disruptions in national and international credit markets have led to a scarcity of credit, tighter lending standards and higher interest rates on business loans.

We increased our allowance for doubtful accounts in 2008 to recognize the increased credit risk brought about by the current economic environment. A prolonged economic downturn or a continuing scarcity of credit could further adversely affect the financial condition and levels of business activity of our customers. This may in turn have a corresponding negative impact on our future operating results as some of our customers may suffer business failures that may cause us to further incur higher bad debt expense in the future while others may react to worsening conditions by reducing their level of investment in container portfolios or reducing their leasing of containers from us. In addition, worsening economic conditions may impair our ability to attract new customers. Our average fleet utilization rate has been declining since the third quarter of 2008. If any of these economic circumstances remain in effect for an extended period of time, there could be a material adverse effect on our future financial results.

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

Demand for containers depends largely on the rate of world trade and economic growth, with consumer demand being one of the most critical factors affecting this growth. Current economic downturns in one or more countries, particularly in the United States and other countries with consumer-oriented economies, has resulted in a reduction in world containerized trade growth or in demand by container shipping lines for leased containers. Most of the container investor programs into which we sell container portfolios employ a certain amount of debt in order to increase investor equity returns. The uncertainty on future demand for containers from container shipping lines, the potential of lower than expected performance of existing investments in container funds and the more difficulty in container investors being able to access debt for future investment programs, increases the potential that we may not be able to sell containers to investor programs in the future. In such case, our revenue, net income and cash flow will be lower than otherwise and will limit the level of growth in our operating fleet that we might otherwise be able to attain.

The current economic recession could result in a further decline in the future demand for shipping containers by our customers and could lead to an increase the number of containers returned to us, reduce our container rental revenue, further reduce utilization of our fleet, increase our operating expenses (such as storage, bad debt and repositioning costs) and have an adverse effect on our future financial performance. We cannot predict the degree to which the current economic recession in the U.S. and foreign economies will have on our financial condition and our future operating results.

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

All of these factors are inherently unpredictable and beyond our control. These factors will vary over time, often quickly and unpredictably, and any change in one or more of these factors may have a material adverse effect on our business and results of operations. Many of these factors also influence the decision by our customers to lease or buy containers. Should one or more of these factors influence our customers to buy a larger percentage of the containers they operate, our utilization rate would decrease, resulting in decreased revenue and increased storage and repositioning costs.

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

The capital markets are currently experiencing a high level of volatility and liquidity has become constrained across the debt and equity markets. Most of the container investor programs into which we sell container portfolios employ a certain amount of debt in order to increase investor equity returns. The uncertainty on future demand for containers from container shipping lines, the potential of lower than expected performance of existing investments in container funds and the reduced availability of credit for future investment programs, increases the potential that the Company may not be able to sell container portfolios in the future. In such case, our revenue, net income and cash flow will be adversely affected.

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

Because steel is the major component used in the construction of new containers, the price of new containers and per diem rates on new containers are highly correlated with the price of raw steel. In the late 1990s, new container prices and per diem rates declined because of, among other factors, a drop in worldwide steel prices and a shift in container manufacturing from Taiwan and Korea to areas in mainland China with lower labor costs. From 2003 to 2004, and again in the second half of 2006, container prices and leasing rates increased partially due to an increase in worldwide steel prices. Similarly, container prices during the first nine months of 2008 rose from their 2007 levels partially due to higher commodity prices. There has been a decrease in steel prices since the beginning of September 2008 and it is believed there has been reduced demand for newly manufactured containers by our customers and competitors. The potential of new container prices to decrease in the future has increased, however, we cannot predict if the decline in steel prices and lower demand for containers will result in a decline in container prices. If newly manufactured container prices decline, we may need to lease the containers at low return rates or at a loss.

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

A significant percentage of our revenue is attributable to management fees earned on services related to the leasing of containers owned by container investors. This revenue has very low direct operating costs associated with it. Accordingly, fluctuations in our management fee revenue in any period will have a significant impact on our profitability in that period. If we fail to meet performance requirements contained in our management agreements, container investors may seek to terminate these agreements. As of December 31, 2008, the Company was not meeting certain performance requirements contained under some of the management agreements with container investors. If one or more container investors terminated their management agreements, our management revenue would be adversely affected and our ability to sell container portfolios to investors could be severely impaired. However, no container investor has notified the Company of its decision to terminate its management agreement and management does not expect any container investor to terminate its agreement. Moreover, our ability to continue to attract new management contracts depends upon a number of factors, including our ability to lease containers on attractive lease terms and to efficiently manage the repositioning and disposition of containers. In the event container investors perceive another container leasing company as better able to provide them with a stable and attractive rate of return, existing contracts may not be renewed, and we may lose management contract opportunities in the future, which could affect our business, results of operations and financial condition.

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

When lessees default, we may fail to recover all of our containers and the containers we do recover may be returned to locations where we will not be able to quickly re-lease or sell them on commercially acceptable terms. We may have to reposition these containers to other places where we can re-lease or sell them, which could be expensive depending on the locations and distances involved. Following repositioning, we may need to repair the containers and pay container depots for storage until the containers are re-leased. For our owned containers these costs will directly reduce our income before taxes and for our managed containers, lessee defaults will increase operating expenses, and thus reduce our management fee revenue. We have seen an increase in the number of smaller regional shipping lines defaulting on their lease agreements since the second quarter of 2008. The Company is recovering equipment and incurring expenses for its account and for the account of container investors related to these customer defaults. We maintain insurance to reimburse the Company and container investors for such customer defaults. The insurance agreement is subject to a $250,000 deductible amount per occurence and has significant exclusions and, therefore, may not be sufficient to prevent us from suffering material losses. Additionally, the increase in claims made by the Company under the insurance agreement may result in such insurance not being available to us in the future on commercially reasonable terms, or at all.

Our level of indebtedness reduces our financial flexibility and could impede our ability to operate.

We intend to borrow additional amounts under our senior secured credit facility and other debt facilities to purchase containers and make acquisitions and other investments. We expect that we will maintain a significant amount of indebtedness on an ongoing basis. All of our borrowings under our senior secured credit facility are due and payable on September 25, 2012 and there is no assurance that we will be able to refinance our outstanding indebtedness, or if refinancing is available, that it can be obtained on terms that we can afford. The capital markets are currently experiencing a high degree of volatility. To the extent that volatility in the capital markets continues, the Company’s access to capital may become limited and its borrowing costs may materially increase.

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

Our long-term debt and capital lease obligations were $230.8 million as of December 31, 2008. We may not generate sufficient cash flow from operations to service and repay our debt and related obligations and have sufficient funds left over to achieve or sustain profitability in our operations, meet our working capital and capital expenditure needs or compete successfully in our industry.

We may incur future asset impairment charges.

An asset impairment charge may result from the occurrence of unexpected adverse events or management decisions that impact our estimates of expected cash flows generated from our long-lived assets. We regularly review our long-lived assets for impairment, including when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We may be required to recognize asset impairment charges in the future as a result of reductions in demand for specific container types, a weak economic environment, challenging market conditions, events related to particular customers or asset type, or as a result of asset or portfolio sale decisions by management.

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

Revenue from our ten largest container lessees represented 46.4% of the revenue from our container leasing segment for the year ended December 31, 2008, with revenue from our single largest container lessee accounting for 12.0%, or $7.0 million, of revenue from our container leasing segment during such period. This $7.0 million of revenue represented 8.5% of our total revenue for this period. We do not distinguish between our owned fleet and our managed fleet when we enter into leases with container shipping lines. Accordingly, the largest lessees of our owned fleet are typically among the largest lessees of our managed fleet, and our management fee revenue is based in part on the number of managed containers on lease to container lessees. As a result, the loss of, or default by, any of our largest container lessees could have a material adverse effect on the revenue for both our container management segment and our container leasing segment. In addition, many of the management agreements with our container investors contain performance criteria, such as minimum per diem net income per container or minimum utilization rates for the pool of containers owned by the container investors. In the event we fail to meet one or more of these criteria in a management agreement, the independent investment arrangers who typically act on behalf of container investors may have the right to terminate the management agreement. In the year ended December 31, 2008, container investors associated with five independent investment arrangers represented 90.4% of our container management revenue. If we were to not perform our obligations as a container manager under the management agreements controlled by an independent investment arranger, the independent investment manager could decide to terminate all of the management agreements under which we have not performed our obligations. Managed containers associated with our single largest container investor accounted for 44.2%, or $10.8 million, of revenue from our container management segment during the year ended December 31, 2008. This $10.8 million of revenue represented 13.0% of our total revenue for this period. The termination of the management agreements under the control of a single investment arranger or the loss of our largest container investor as a management services customer could have a material adverse effect on the revenue for our container management segment.

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

Our container lessees prefer newer containers, so to stay competitive we must continually add new containers to our fleet. If we are unable to make necessary capital expenditures, our fleet of containers may be less desirable to our container lessees and our profitability could suffer.

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

Our ability to make payments on and repay our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. Based on the balance of our long-term indebtedness as of December 31, 2009, we will require approximately $12.0 million to service our current indebtedness in the year ending December 31, 2009. It is possible that:

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

CAIJ Ltd (CAIJ) was formed and began operation in 2007 for the purpose of arranging investments in our containers with Japanese investors. CAIJ arranged $14.6 million of investments during 2008 and we expect that CAIJ will arrange more container investments in the future. Because we are the seller and manager of the containers that will be sold to investors on whose behalf CAIJ acts as an arranger and advisor, there is an inherent conflict of interest between us and CAIJ. We disclose this inherent conflict of interest to container investors prior to any sale to them, but we do not provide them with any assurances that they will realize a specific or any investment return on the containers purchased from, and managed by, us. In the event that these container investors realize losses on their investments or believe that the returns on their investments are lower than expected, they may make claims, including bringing lawsuits, against CAIJ or us for our alleged failure to act in their best interests. Any such claims could result in the payment of legal expenses and damages and also damage our reputation with container investors and potential container investors and materially and adversely affect our business, financial condition or results of operations.

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

We may pursue acquisitions or joint ventures in the future that could present unforeseen integration obstacles or costs.

We may pursue acquisitions and joint ventures in the future. Acquisitions involve a number of risks and present financial, managerial and operational challenges, including:

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

The Internal Revenue Code requires any company that qualifies as a “personal holding company” to pay personal holding company taxes in addition to regular income taxes. A company qualifies as a personal holding company if (1) more than 50.0% of the value of the company’s stock is held by five or fewer individuals and (2) at least 60.0% of the company’s adjusted ordinary gross income constitutes personal holding company income, which, in our case, includes adjusted income from the lease of our containers. If we or any of our subsidiaries are a personal holding company, our undistributed personal holding company income, which is generally taxable income with certain adjustments, including a deduction for federal income taxes and dividends paid, will be taxed at a rate of 15.0%. Based upon our operating results, we were not classified as a personal holding company for the year ended December 31, 2008. Whether or not we or any of our subsidiaries are classified as personal holding companies in future years will depend upon the amount of our personal holding company income and the percentage of our outstanding common stock that will be beneficially owned by Hiromitsu Ogawa, who beneficially owned 41.2% of our common stock as of December 31, 2008. At some point in the future we could become liable for personal holding company taxes. The payment of personal holding company taxes in the future would have an adverse effect on our cash flows, results of operations and financial condition.

Risks Related to Our Stock

Our stock price has been volatile and may remain volatile.

The trading price of our common stock may be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, new services by us or our competitors, general conditions in the shipping industry and the intermodal container sales and leasing markets, changes in earnings estimates by analysts, or other events or factors. In addition, the public stock markets have experienced extreme price and trading volume volatility in recent months. The broad market fluctuations may adversely affect the market price of our common stock. Since the initial public offering of our stock at $15.00 per share on May 16, 2007, our stock price has fluctuated significantly. Factors affecting the trading price of our common stock may include:

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

Based upon beneficial ownership as of February 28, 2009, Mr. Ogawa beneficially owns approximately 41.2 % of our outstanding common stock. As a result, he may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, he may have the ability to control the management and affairs of our company. Mr. Ogawa may have interests that are different from yours. For example, he may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of us or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock. In addition, as our Executive Chairman, Mr. Ogawa will influence decisions to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

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

As of December 31, 2008 and annually thereafter, our independent auditors must report on the effectiveness of such internal controls over financial reporting. Our management may not be able to effectively and timely maintain controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that will be applicable to us as a public company. If we are not able to implement the requirements of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent auditors may not be able to certify as to the effectiveness of our internal controls over financial reporting. This result may subject us to adverse regulatory consequences, and could lead to a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. We could also suffer a loss of confidence in the reliability of our financial statements if we disclose material weaknesses in our internal controls. In addition, if we fail to develop and maintain effective controls and procedures, we may be unable to provide the required financial information in a timely and reliable manner or otherwise comply with the standards applicable to us as a public company. Any failure by us to timely provide the required financial information could materially and adversely impact our financial condition and the market value of our stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

Office Locations. As of December 31, 2008, our employees are located in 13 offices in 11 different countries including the United States. We have 3 offices in the U.S. including our headquarters in San Francisco, California. We have 10 offices outside the U.S. We lease all of our office space, except our office in New Jersey. In addition, we have agents all over the world.

The following table summarizes the facilities we leased as of December 31, 2008:

Office Location—U.S. Properties

San Francisco, CA (Headquarters)

Charleston, SC

Office Location—International Properties

London, United Kingdom

St. Michael, Barbados

Antwerp, Belgium

Hong Kong

Singapore

Gothenburg, Sweden

Delmenhorst, Germany

Tokyo, Japan

Kuala Lumpur, Malaysia

Taipei, Taiwan

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

No matters were submitted to a vote of security holders of CAI International, Inc. during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the New York Stock Exchange (NYSE) under the symbol “CAP” since May 16, 2007. Prior to that time, there was no public market for our common stock. Since the initial public offering of our stock at $15.00 per share on May 16, 2007 to February 28, 2009, our stock price has fluctuated between a high closing price of $19.64 on July 11, 2008 and a low closing price of $2.15 on January 23, 2009.

The following table reflects the range of high and low sales prices, as reported on the New York Stock Exchange, for our common stock in each quarter of the years ended December 31, 2008 and 2007.

	High	Low
2008:
Fourth Quarter	$9.74	$2.90
Third Quarter	$19.64	$9.57
Second Quarter	$17.67	$12.67
First Quarter	$12.85	$8.18

2007:
Fourth Quarter	$14.46	$10.52
Third Quarter	$14.10	$12.08
Second Quarter (from IPO date on May 16, 2007)	$15.05	$13.02

As of February 28, 2009, the closing price of the common stock was $ 2.77 as reported on the NYSE. On that date, there were approximately 29 registered holders of record of the common stock and approximately 948 beneficial holders, based on information obtained from the Company’s transfer agent.

Dividends

We have never declared or paid dividends on our capital stock nor intend to pay any dividends in the foreseeable future. We intend to retain future earnings to finance the operation and expansion of our business.

PERFORMANCE GRAPH

The graph below compares cumulative shareholder returns for the Company as compared with the Russell 2000 Stock Index and the S&P Midcap 400 Stock Index for the period from May 16, 2007 (the date CAI International, Inc. common stock began trading at the NYSE) to December 31, 2008. The graph assumes an investment of $100 as of May 16, 2007.

	Base Period 5/16/07	INDEX RETURNS Quarters Ending
Company/Index		6/30/07	9/30/07	12/31/07	3/31/08	6/30/08	9/30/08	12/31/08
CAI INTERNATIONAL, INC.	$100	$87.13	$94.00	$70.13	$85.67	$116.00	$73.73	$21.13
RUSSELL 2000 INDEX	100	101.65	98.20	93.40	83.88	84.08	82.86	60.89
S&P MIDCAP 400 INDEX	100	100.35	99.18	96.17	87.35	91.77	81.50	60.32

ITEM 6.	SELECTED FINANCIAL DATA

On October 1, 2006, we repurchased 10,584,000 shares, or 50.0% of our then-outstanding common stock held by Interpool. In connection with this transaction we applied pushdown accounting in accordance with Staff Accounting Bulletin (SAB) No. 54 and accounted for the purchase as a step acquisition in accordance with Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, issued by Financial Accounting Standards Board (FASB). Due to the application of pushdown accounting and step acquisition accounting in our financial statements, our financial condition and results of operations after September 30, 2006 are not comparable in some respects to our financial condition and results of operations reflected in our historical financial statements as of dates or for periods prior to October 1, 2006. The consolidated balance sheet and statement of operations data prior to October 1, 2006 as presented below, refer to the Predecessor company and this period is referred to as the Predecessor period which relates to the period prior to our repurchase of our common stock held by Interpool. The consolidated balance sheet and statement of operations data on and subsequent to October 1, 2006 refer to the Successor company and the period is referred to as the Successor period which relates to the period after we repurchased our common stock held by Interpool. A line has been drawn between the financial statements data to distinguish between the Predecessor and Sucessor periods.

The selected financial data presented below under the heading “Consolidated Statement of Operations Data” for the years ended December 31, 2008 and 2007, three months ended December 31, 2006 and nine months ended September 30, 2006, and under the heading “Consolidated Balance Sheet Data” as of December 31, 2008 and 2007 have been derived from our audited consolidated financial statements included elsewhere in this 10-K filing. The selected financial data presented below under the heading “Statement of Operations Data” for the years ended December 31, 2005 and 2004 and under the heading “Consolidated Balance Sheet Data” as of December 31, 2006 and 2005 have been derived from our audited consolidated financial statements that were included in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 11, 2007. Our consolidated balance sheet data as of December 31, 2004 is unaudited. In the opinion of management, all unaudited selected financial data presented below under the heading “Balance Sheet Data” reflect all normal and recurring adjustments necessary to present fairly our results for and as of the periods presented.

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

Consolidated Statement of Operations Data

	Successor			Predecessor
	Year Ended December 31,		Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year Ended December 31,
	2008	2007			2005	2004
(Dollars in thousands, except per share data)
Revenue:
Container rental revenue	$56,436	$38,148	$9,383	$24,228	$39,614	$45,855
Management fee revenue	11,969	12,663	3,569	8,530	11,230	6,809
Gain on sale of container portfolios	12,443	12,855	5,392	8,365	9,913	13,420
Finance lease income	2,297	1,206	267	927	829	602

Total revenue	83,145	64,872	18,611	42,050	61,586	66,686

Operating expenses:
Depreciation of container rental equipment	15,824	8,805	2,360	9,653	14,764	15,545
Amortization of intangible assets	1,534	1,241	307	—	—	—
Impairment of container rental equipment	331	365	81	270	572	275
Gain on disposition of used container equipment	(4,155)	(4,400)	(747)	(804)	(1,166)	(718)
Gain on settlement of lease obligation	—	(780)	—	—	—	—
Equipment rental expense	20	961	395	1,187	6,875	10,636
Storage, handling and other expenses	4,854	3,077	779	2,411	3,853	6,164
Marketing, general and administrative expenses	20,215	15,772	3,367	9,014	12,578	11,674
Impairment of goodwill	50,247	—	—	—	—	—
Loss (gain) on foreign exchange	564	(104)	22	(47)	(27)	109

Total operating expenses	89,434	24,937	6,564	21,684	37,449	43,685

Operating income (loss)	(6,289)	39,935	12,047	20,366	24,137	23,001

Interest expense	9,346	10,406	3,715	4,183	7,798	7,651
Gain on extinguishment of debt	—	(681)	—	—	—
Interest income	(229)	(126)	(20)	(37)	(27)	(28)

Net interest expense	9,117	9,599	3,695	4,146	7,771	7,623

Income (loss) before income taxes	(15,406)	30,336	8,352	16,220	16,366	15,378
Income tax expense	11,547	11,102	3,119	5,856	6,377	6,149

Net income (loss)(1)	(26,953)	19,234	5,233	10,364	9,989	9,229
(Accretion)/decretion of preferred stock	—	(5,577)	(6)	1,464	(713)	(641)

Net income (loss) available to common shareholders	$(26,953)	$13,657	$5,227	$11,828	$9,276	$8,588

Net income (loss) per share:
Basic	$(1.55)	$0.93	$0.49	$0.56	$0.44	$0.41
Diluted	$(1.55)	$0.85	$0.36	$0.48	$0.44	$0.41
Weighted average shares outstanding :
Basic	17,406	14,713	10,584	21,168	21,168	21,168
Diluted	17,406	16,682	16,270	21,735	21,168	21,168
Other Financial Data:
Adjusted EBITDA (unaudited)(2)	68,387	54,464	15,621	33,323	42,385	40,961
Purchase of containers	189,600	219,530	45,843	89,366	127,288	125,732
Net proceeds from sale of container portfolios	99,773	113,402	49,252	67,912	102,097	119,224

Consolidated Balance Sheet Data

	Successor			Predecessor
	As of December 31,
	2008	2007	2006	2005	2004
					(Unaudited)
(Dollars in thousands)
Cash	$28,535	$8,433	$20,359	$7,573	$5,532
Container rental equipment, net	310,397	242,606	161,353	134,563	141,127
Net investment in direct finance leases	20,111	10,966	6,577	7,269	3,750
Total assets	412,628	359,099	283,000	180,661	181,958
Long-term debt	230,784	147,631	153,806	81,711	98,650
Total liabilities	298,838	227,951	250,345	141,308	154,289
Cumulative redeemable convertible preferred stock	—	—	4,900	6,358	3,847
Total stockholders’ equity	113,790	131,148	27,755	32,995	23,822

Selected Operating Data (unaudited):
Managed fleet in TEUs(3)	534,553	500,433	483,333	456,076	416,254
Owned fleet in TEUs(3)	243,408	253,910	185,645	141,653	171,790

Total	777,961	754,343	668,978	597,729	588,044

Percentage of on-lease fleet on long-term leases(4)	72.9%	70.9%	65.3%	64.7%	57.7%
Percentage of on-lease fleet on short-term leases(4)	23.8%	26.8%	32.8%	33.5%	41.2%
Percentage of on-lease fleet on finance leases	3.3%	2.3%	1.9%	1.8%	1.1%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Average Utilization rate(5)	94.3%	94.3%	90.6%	90.7%	89.8%

(1)	During the quarter ended December 31, 2008, we recorded a goodwill impairment charge of $50.2 million. Our adjusted net income, which is net income plus the goodwill impairment charge, for the year ended December 31, 2008 was $23.3 million. Our management uses adjusted net income for measuring our performance against other quarterly periods in which we did not recognize a goodwill impairment charge. Because we have not recognized a goodwill impairment charge in any other period, we believe that adjusted net income allows investors to readily compare our performance across periods on a comparable basis.
(2)	EBITDA is defined as net income before interest, income taxes, depreciation and amortization. Adjusted EBITDA is EBITDA plus principal payments from direct finance leases (DFL). We believe adjusted EBITDA is helpful in understanding our past financial performance as a supplement to net income and other performance measures calculated in conformity with accounting principles generally accepted in the United States (“GAAP”). Our management believes that adjusted EBITDA is useful to investors in evaluating our operating performance because it provides a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies in our industry. Adjusted EBITDA has limitations as an analytical tool and you should not consider them in isolation or as substitutes for any measure reported under GAAP. Adjusted EBITDA’s usefulness as performance measures as compared to net income is limited by the fact that EBITDA excludes the impact of interest expense, depreciation and amortization expense and taxes, and additionally excludes principal payments from DFL in the case of adjusted EBITDA. We borrow money in order to finance our operations; therefore, interest expense is a necessary element of our costs and ability to generate revenue. Similarly, our use of capital assets makes depreciation and amortization expense a necessary element of our costs and ability to generate income. In addition, since we are subject to state and federal income taxes, any measure that excludes tax expense has material limitations. Moreover, adjusted EBITDA is not calculated identically by all companies; therefore our presentation of adjusted EBITDA may not be comparable to similarly titled measures of other companies. Due to these limitations, we use adjusted EBITDA as a measure of performance only in conjunction with GAAP measures of performance, such as net income. The following table provides a reconciliation of adjusted EBITDA to net income, the most comparable performance measure under GAAP (in thousands):

	Successor			Predecessor
	Year Ended December 31,		Three Months Ended December 31,	Nine Months Ended September 30,	Year Ended December 31,
	2008	2007	2006	2006	2005	2004
	(Unaudited)
Net income (loss)	$(26,953)	$19,234	$5,233	$10,364	$9,989	$9,229
Add:
Net interest expense	9,117	9,599	3,695	4,146	7,771	7,623
Depreciation	16,001	8,932	2,392	9,728	14,859	15,643
Amortization of intangible assets and impairment of container rental equipment	1,865	1,606	388	270	572	275
Impairment of goodwill	50,247	—	—	—	—	—
Income tax expense	11,547	11,102	3,119	5,856	6,377	6,149
Principal payments from direct finance leases	6,563	3,991	794	2,959	2,817	2,042

Adjusted EBITDA	$68,387	$54,464	$15,621	$33,323	$42,385	$40,961

(3)	Reflects the total number of TEUs in our managed or owned fleet, as applicable, as of the end of the period indicated, including units held for sale and units we have purchased but held at the manufacturer.
(4)	Long-term leases comprise leases that had a contractual term in excess of twelve months at the time of inception of the leases, including leases that permit cancellation by the lessee within 12 months if penalties are paid. Short-term leases comprise leases that had a contractual term of 12 months or less at the time of inception of the leases.
(5)	Reflects the average number of TEUs in our fleet on lease as a percentage of total TEUs available for lease. In calculating TEUs available for lease, we exclude units for sale and units held at the manufacturer that we have purchased. The utilization rate for a period is calculated by averaging the utilization rates at the end of each calendar month during the period. See “Management Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the calculation of our utilization rate.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are one of the world’s leading container leasing and management companies. We purchase new containers, lease them to container shipping lines, freight forwarders and others and either retain them as part of our owned fleet or sell them to container investors for whom we then provide management services. In operating our fleet, we lease, re-lease and dispose of containers and contract for the repair, repositioning and storage of containers. As of December 31, 2008, our fleet comprised 778,000 TEUs, 68.7% of which represented our managed fleet and 31.3% of which represented our owned fleet.

We plan to increase both the number of owned containers as well as the number of managed containers in our fleet. During the year ended December 31, 2008, we paid $189.6 million to purchase new containers. We believe it is important to maintain a balance between the size of our owned fleet and our managed fleet to preserve our strength of having multiple sources of revenue.

Our business comprises two reportable segments for financial statement reporting purposes—container management and container leasing. Our container leasing segment revenue comprises container rental revenue and finance lease income from our owned fleet and our container management segment revenue comprises gain on sale of container portfolios and management fee revenue for managing containers for container investors. For the years ended December 31, 2008 and 2007, three months ended December 31, 2006, and nine months ended September 30, 2006, our container leasing segment generated income before income taxes of $10.5 million, $15.9 million, $1.9 million, and $5.8 million, respectively, and our container management segment generated a loss before income taxes of $26.1 million and income before income taxes of $14.3 million, $6.4 million, and $10.4 million, respectively. The loss incurred by our container management segment for the year ended December 31, 2008 is primarily attributable to the impairment of goodwill of $50.2 million, out of which $36.4 million had been allocated to the segment.

During the year ended December 31, 2008, we recognized a non-cash goodwill impairment charge of $50.2 million in accordance with the requirements of FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142). The goodwill was originally recorded in October 2006 as a result of the application of pushdown accounting and step acquisition accounting relating to our repurchase of our common stock previously held by Interpool as previously noted above. The recognition of goodwill impairment charge resulted in a net loss of $27.0 million. The charge has no impact on our liquidity and on our performance covenants in our debt agreements. Our goodwill impairment charge is discussed in more detail in the “Operating Expenses” section below and in Note 4 to our consolidated financial statements included in this 10-K filing.

Our revenue depends primarily upon a combination of: (1) the number of containers in our fleet; (2) the utilization level of containers in our fleet; and (3) the per diem rates charged under each container lease. These factors directly affect the amount of our container rental revenue and indirectly affect the amount of our management fee revenue. The number of TEUs in our fleet varies over time as we purchase new containers based on prevailing market conditions during the year, sell portfolios of containers to container investors and sell used containers to parties in the secondary resale market. The timing of our orders and the actual number of TEUs we order at any one time are based upon our expectations for the three to six months for demand for containers, new container prices, per diem rates, interest rates, container investor interest in purchasing leased containers and competitive conditions. The time between the date we take delivery of a container and the date we begin to recognize revenue from a container can vary substantially. If we take delivery of a container before we are able to lease it, our operating results could be adversely affected until the container is either leased or sold.

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

We completed an initial public offering (“IPO”) of our common stock at $15.00 per share on May 16, 2007, and listed our common stock on the New York Stock exchange under the symbol “CAP”. We sold 5.8 million shares of common stock and generated net proceeds of approximately $78.1 million, after deducting underwriting discounts and other offering expenses. We used part of the net proceeds from the IPO to pay the $37.5 million convertible subordinated note payable to Interpool and our $17.5 million term loan outstanding under our senior secured credit facility. We used the remaining $23.1 million to pay a portion of the amount outstanding under our revolving line of credit included in our senior secured credit facility with a consortium of banks. In conjunction with our IPO, we also converted our Series A cumulative redeemable convertible preferred stock to common stock.

On April 30, 2008, we acquired CAI Consent Sweden AB (Consent), formerly named Consent Equipment AB, a European container and intermodal equipment leasing company, for $14.6 million in cash (net of $1.3 million cash acquired) and the assumption of approximately $25.7 million in debt. Consent is headquartered in Gothenburg, Sweden, and has operations located in Sweden, Germany and the United Kingdom. (See Note 3 to our consolidated financial statements).

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

Factors Affecting Our Performance

We believe there are a number of factors that have affected, and are likely to continue to affect, our operating performance. These factors include the following, among others:

•	the strength of global and regional economies and their ability to recover from the current recession;

•	changes in the amount of gain we can realize on sales of portfolios of leased containers to container investors;

•	changes in demand for container leases;

•	changes in the mix of short-term versus long-term leases;

•	changes in the per diem rates for leases;

•	changes in the number of containers in our owned fleet;

•	defaults by container lessees;

•	economic disruptions, health scares, financial turmoil and political instability;

•	terrorism, or the threat of terrorism, violence or hostilities that affect the flow of world trade and the demand for containers;

•	the development of emerging economies in Asia and other parts of the world and the resulting change in trade patterns;

•	fluctuations in interest rates;

•	increased competition; and

•	loss of key members of our senior management.

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

The container leasing market is highly competitive. As such, our relationships with our container lessees are important to ensure that container shipping lines continue to select us as one of their providers of leased containers. Our annual average fleet utilization rate was 94.3% for the years ended December 31, 2008 and 2007 and 90.6% for the year ended December 31, 2006. The overall increase in our utilization rate from the beginning of 2006 was primarily attributable to a significant increase in world trade and secondary sales of containers. In addition, there has been strong growth in overall container ship capacity to meet the increased trade demands. However, utilization rate has been declining since the third quarter of 2008 and is expected to decline further in 2009 as a result of the decline in world trade volume caused by the current global recession.

Per Diem Rates. The per diem rate for a lease is set at the time we enter into a lease agreement. Our long-term per diem rate has historically been strongly influenced by new container pricing (which in turn is heavily influenced by steel and other component pricing), interest rates, the balance of supply and demand for containers at a particular time and location, our estimate of the residual value of the container at the end of the lease, the type and age of the container being leased, purchasing activities of containers by container shipping lines and efficiencies in container utilization by container shipping lines. Average per diem rates for containers in our owned fleet and in the portfolios of containers comprising our managed fleet change only slightly in response to changes in new container prices because existing lease agreements can only be re-priced upon the expiration of the lease. Average per diem rates per TEU for long-term leases for our total fleet for the year ended December 31, 2008 decreased by 0.8% while average per diem rates for long-term leases for the year ended December 31, 2007 remained unchanged from the prior year. Average per diem rates per TEU for short-term leases in our total fleet increased by 0.7% for the year ended December 31, 2008, as compared to the prior year, and decreased by 0.1% for the year ended December 31, 2007 as compared to the year ended December 31, 2006.

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

Management Fee Revenue. Management fee revenue is generated by our management services, which include the leasing, re-leasing, repair, repositioning, storage and disposition of containers. We provide these management services pursuant to management agreements with container investors that purchase portfolios of containers from us. Under these agreements, we earn fees for the management of the containers and a commission, or managed units’ sales fee, upon disposition of containers under management. The management agreements typically have terms of 10 years. Our management fees are calculated as a percentage of net operating revenue for each managed container, which is calculated as the lease payment and any other revenue attributable to a specific container owned by the container investor under a lease minus operating expenses related to the container but does not include the container investor’s depreciation or financing expense. The management fee percentage varies based upon the type of lease and the terms of the management agreement. Management fee percentages for long-term leases are generally lower than management fee percentages for short-term leases because less management time is required to manage long-term leases. The managed units’ sales fees are equal to a fixed dollar amount or based upon a percentage of the sales price.

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

We depreciate most of our containers on a straight line basis over a period of 12.5 years to a fixed residual value. We regularly assess both the estimated useful life of our containers and the expected residual values, and, when warranted, adjust our depreciation estimate accordingly. Depreciation of container rental equipment expense will vary over time based upon the number and the purchase price of containers in our owned fleet. Beginning in the fourth quarter of 2006 depreciation of our existing owned fleet decreased as a result of an increase in our estimates of the residual values of our containers. However, depreciation in 2008 increased as a result of purchases of containers and acquisition of Consent. For the years ended December 31, 2008 and 2007, our depreciation expense for containers was $15.8 million and $8.8 million, respectively, using our revised residual value estimates as compared to $12.0 million for the combined year ended December 31, 2006. Approximately $2.0 million of the increase in 2008 was primarily due to the acquisition of Consent in April 2008.

Beginning October 1, 2006, our operating expenses include amortization of intangible assets due to the allocation to intangible assets of a portion of the purchase price paid to Interpool when we acquired Interpool’s 50.0% interest in our common stock and the application of pushdown and step acquisition accounting. Additional intangible assets were acquired and amortized starting April 30, 2008 when we acquired Consent. Our intangible assets primarily comprise relationships with container shipping lines and container investors, trademarks and software. We amortize these intangible assets on a straight line basis over the estimated period of remaining economic benefit for each category of intangible assets, ranging from three to ten years.

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

Equipment rental expense represents the amount that we pay to third parties to lease containers that we sublease to container shipping lines. As of December 31, 2008, there were no containers in our fleet that were leased to us.

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

During the year ended December 31, 2008, we recognized a goodwill impairment charge of $50.2 million in accordance with the requirements of SFAS 142. The goodwill impairment charge was primarily a result of the material decline in the market value of our equity during the fourth quarter of 2008 due to the expected downturn in future economic activity as a result of the global recession and adverse capital market conditions. The impaired goodwill was associated with our repurchase in October, 2006 of the shares of common stock previously held by Interpool, Inc. The amount of the impairment was determined using a combination of the cost, income and market approaches to estimate the fair value of our intangible and goodwill assets, resulting in our recognizing a $50.2 million impairment charge as of December 31, 2008 (See Note 4 to our consolidated financial statements).

Our operating expenses are offset by gain on disposition of used container equipment. This gain is the result of our sale of older used containers in the secondary resale market and is the difference between: (1) the cash we receive for these units, less selling expenses; and (2) the net book value of the units.

Results of Operations

The following table summarizes our results of operations for the three years ended December 31, 2008, 2007, and 2006:

	Year Ended December 31,
	2008	2007	Combined 2006(1)
	Amount	Amount	Amount
	( in thousands)
Revenue:
Container rental revenue	$56,436	$38,148	$33,611
Management fee revenue	11,969	12,663	12,099
Gain on sale of container portfolios	12,443	12,855	13,757
Finance lease income	2,297	1,206	1,194

Total revenue	83,145	64,872	60,661

Operating expenses:
Depreciation of container rental equipment	15,824	8,805	12,013
Amortization of intangible assets	1,534	1,241	307
Impairment of container rental equipment	331	365	351
Gain on disposition of used container equipment	(4,155)	(4,400)	(1,551)
Gain on settlement of lease obligation	—	(780)	—
Equipment rental expense	20	961	1,582
Storage, handling and other expenses	4,854	3,077	3,190
Marketing, general and administrative expenses	20,215	15,772	12,381
Impairment of goodwill	50,247	—	—
Loss (gain) on foreign exchange	564	(104)	(25)

Total operating expenses	89,434	24,937	28,248

Operating income (loss)	(6,289)	39,935	32,413

Net interest expense	9,117	9,599	7,841

Income (loss) before income taxes	(15,406)	30,336	24,572
Income tax expense	11,547	11,102	8,975

Net income (loss)	$(26,953)	$19,234	$15,597

(1)	The results for the year ended December 31, 2006 combine the results of the Predecessor for the nine months ended September 30, 2006 with the results of the Successor for the three months ended December 31, 2006 by mathematical addition and do not comply with generally accepted accounting principles. Such data are being presented for analytical purposes only.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues

Container Rental Revenue. Container rental revenue increased $18.3 million, or 47.9%, to $56.4 million for the year ended December 31, 2008 from $38.1 million for the year ended December 31, 2007. The increase in container rental revenue was principally due to an increase in the average number of TEUs on lease in our owned fleet, including the acquisition of Consent’s fleet. Consent’s operations accounted for $8.2 million of the increase in container rental revenue. Excluding revenues from Consent’s operations, container rental revenues for the year ended December 31, 2008 increased $10.0 million, or 26.1% from the prior year primarily due to a 25.6% increase in the average number of TEU’s of owned containers on lease as compared to the year ended December 31, 2007. The average utilization of our owned fleet was essentially unchanged from the same period last year.

Management Fee Revenue. Management fee revenue for the year ended December 31, 2008 was $12.0 million, a decline of $694,000, or 5.5%, from $12.7 million for the same period in 2007. The decrease was primarily attributable to the lower commission fees earned on used containers sold by us on behalf of our investors as compared to the year ended December 31, 2007.

Gain on Sale of Container Portfolios. Gain on sale of container portfolios for the year ended December 31, 2008 was $12.4 million, a $412,000, or 3.2%, decrease from the gain of $12.9 million realized for the year ended December 31, 2007. The decrease was due primarily to lower volume of containers sold during fiscal 2008 as compared to the same period in 2007.

Finance Lease Income. Finance lease income increased $1.1 million, or 90.5%, to $2.3 million for the year ended December 31, 2008 from $1.2 million for the year ended December 31, 2007. This increase was primarily due to finance lease income associated with additional new contracts for direct finance leases and a 13.4% increase in average per diem rate, partly offset by reduction in the principal balance of existing direct finance leases.

Expenses

Details of our operating expenses for the year ended December 31, 2008 and 2007 are shown on our statements of operations included in this filing. The following discussion explains the significant changes in expenses for the year ended December 31, 2008 as compared to the year ended December 31, 2007:

Depreciation of Container Rental Equipment. Depreciation of container rental equipment increased by $7.0 million, or 79.7%, to $15.8 million for the year ended December 31, 2008, from $8.8 million for the year ended December 31, 2007. This increase was primarily attributable to our fleet growth, greater percentage of newer containers in our owned fleet and the acquisition of Consent’s fleet during the second quarter of 2008.

Amortization of Intangible Assets. Amortization expense relating to intangible assets for the year ended December 31, 2008 increased $293,000, or 23.6%, to $1.5 million from $1.2 million during the same period last year. The increase resulted primarily from the intangible assets recorded in connection with the acquisition of Consent on April 30, 2008.

Impairment of Container Rental Equipment. Impairment of container rental equipment held for sale decreased $34,000, or 9.3%, to $331,000 for the year ended December 31, 2008 from $365,000 during the year ended December 31, 2007. The decrease was due primarily to the lower number of TEUs of containers impaired during 2008 as compared to 2007.

Gain on Disposition of Used Container Equipment. Gain on disposition of used container equipment decreased $245,000, or 5.6%, to $4.2 million for the year ended December 31, 2008 from $4.4 million for the year ended December 31, 2007. The decrease was due primarily to the lower margin on the sale of used containers during the year ended December 31, 2008 as compared to the same period in 2007.

Gain on Settlement of Lease Obligation. During the year ended December 31, 2007, the Company recognized a gain of $780,000 upon settling its liabilities related to lost, damaged or sold equipment that had been on operating leases from a lessor. The settlement amount related to the termination of the operating leases with the lessor. No such settlement occurred during the year ended December 31, 2008. Included within the gain on settlement of lease obligation in 2007 were gains totaling $153,000 that arose in prior periods but had not been previously recorded.

Equipment Rental Expense. Equipment rental expense was $20,000 for the year ended December 31, 2008, a $941,000, or 97.9%, decrease from $961,000 expense for the year ended December 31, 2007. We terminated all of our operating leases and purchased the last of the rented units in February 2008.

Storage, Handling and Other Expenses. Storage, handling and other expenses increased by $1.8 million, or 57.8%, to $4.9 million for the year ended December 31, 2008, compared to $3.1 million for the year ended December 31, 2007. The increase was primarily attributable to the operations of Consent, the increase in our owned fleet and the higher overseas storage and handling costs due to the weakening of the U.S. dollar during most of 2008.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased by $4.4 million or 28.2%, to $20.2 million for the year ended December 31, 2008, from $15.8 million for the year ended December 31, 2007. The increase in marketing, general and administrative expenses was driven primarily by higher payroll costs resulting from an increase in personnel and incentive compensation, and higher legal and accounting fees. Additionally, costs relating to our foreign operations, including additional expenses associated with the operations of Consent, have increased due to the weakening of the U.S. dollar during most of 2008.

Impairment of Goodwill. During the year ended December 31, 2008, we recognized a goodwill impairment charge of $50.2 million in accordance with the requirements of FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142). The goodwill charge was primarily a result of the material decline in the market value of our equity during the fourth quarter of 2008 due to the expected downturn in future economic activity as a result of the global recession and adverse capital market conditions (see Note 4 to our consolidated financial statements).

Loss (gain) on foreign exchange. We incurred a loss of $564,000 on foreign exchange transactions for the year ended December 31, 2008 compared to a gain of $104,000 during the year ended December 31, 2007. The loss resulted primarily from certain liabilities denominated in a currency other than the Company’s functional currency, whereby changes in the foreign currency exchange rate resulted in the recognition of a loss as of December 31, 2008. The Euro and British Pound Sterling are the functional currencies used in the operations of Consent and our UK subsidiary, respectively. Losses on foreign currency occurred when Consent and our U.K. subsidiary settled contracts denominated in U.S. dollars and remeasured liabilities denominated in U.S. dollars. The exchange rate of the Euro in relation to the U.S. dollar has declined at December 31, 2008 from the time we acquired Consent in April 2008. The average exchange rate for the British Pound Sterling to U.S. dollar declined over the course of the year ended December 31, 2008 compared to the same period last year.

Net Interest Expense. Net interest expense for the year ended December 31, 2008 was $9.1 million, a decrease of $482,000, or 5.0%, from $9.6 million of net interest expense for the year ended December 31, 2007. The decrease in interest expense was due primarily to the decrease in Eurodollar indexed interest rates and the repayment of the Company’s subordinated convertible note (which had a higher interest rate) in May 2007. Additionally, during the year ended December 31, 2007, we recorded a gain of $681,000 on the extinguishment of our $37.5 million convertible note to Interpool, which offset part of 2007 interest expense for the year ended December 31, 2007.

Income Tax Expense. Income tax expense increased $445,000, or 4.0%, to $11.5 million for the year ended December 31, 2008 from $11.1 million for the year ended December 31, 2007. The increase was primarily driven by a 14.9% increase in adjusted pre-tax income (after excluding the goodwill impairment charge of $50.2 million) for the year ended December 31, 2008 as compared to the year ended December 31, 2007. This was partly offset by a lower effective tax rate of 33.1% for the year ended December 31, 2008 compared to 36.6% for the year ended December 31, 2007. The lower effective tax rate for the year ended December 31, 2008 as compared to the year ended December 31, 2007 is due primarily to greater income before taxes from foreign operations where statutory rates are lower than the U.S. income tax rates.

Segment Information. The following table summarizes our results of operations for each of our business segments for the year ended December 31, 2008 and 2007:

	Year Ended December 31,		Percent Change
	2008	2007
	(in thousands)
Container Leasing
Total revenue	$58,733	$39,354	49.2%
Operating expenses	38,931	13,706	184.0
Interest expense	9,346	9,725	(3.9)

Income before taxes attributable to segment	$10,456	$15,923	(34.3)

Container Management
Total revenue	$24,412	$25,518	(4.3)
Operating expenses	50,503	11,231	349.7

Income (loss) before taxes attributable to segment	$(26,091)	$14,287	(282.6)

Container Leasing. Total revenue from our container leasing segment increased $19.4 million, or 49.2%, to $58.7 million for the year ended December 31, 2008 from $39.4 million during the year ended December 31, 2007. The increase was primarily due to a greater average number of TEUs on lease in our owned fleet and the acquisition of Consent which accounted for $8.2 million of the increase in revenue.

Total operating expenses for the container leasing segment increased $25.2 million, or 184.0%, to $38.9 million for the year ended December 31, 2008 from $13.7 million for the year ended December 31, 2007. The increase was primarily due to the allocation of $13.8 million of impairment of goodwill, and higher depreciation of container rental equipment arising from our fleet growth and greater percentage of newer containers in our owned fleet. In addition, all of Consent’s operating expenses were allocated to the container leasing segment. The higher percentage of owned average TEU’s also resulted in a higher allocation of marketing, general and administrative expense to the container leasing segment.

Interest expense for the year ended December 31, 2008 decreased $379,000, or 3.9%, to $9.3 million from $9.7 million for the year ended December 31, 2007. The decrease resulted primarily from lower Eurodollar indexed interest rates in 2008 and the repayment of the Company’s subordinated convertible note (which had a higher interest rate) in May 2007.

Container Management. Total revenue from our container management segment for the year ended December 31, 2008 was $24.4 million, which was $1.1 million, or 4.3%, lower than the $25.5 million of revenue from our container management segment for the year ended December 31, 2007. The lower revenue was primarily due to a $694,000, or 5.5%, decrease in management fee revenue and a $412,000, or 3.2%, decrease in gain on sale of container portfolios compared to the year ended December 31, 2007.

Total operating expenses for the container management segment increased $39.3 million, or 349.7%, to $50.5 million for the year ended December 31, 2008 as compared to $11.2 million for the year ended December 31, 2007 primarily resulting from the allocation of $36.4 million of goodwill impairment to the container management segment. In addition, marketing, general and administrative expense was 25.5% higher, driven primarily by an increase in payroll related expenses. Additionally, costs relating to our foreign operations have increased due to the weakening of the U.S. dollar during most of 2008.

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

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased $3.3 million, or 26.8%, to $15.8 million for the year ended December 31, 2007 from $12.4 million for the combined year ended December 31, 2006. The increase was driven primarily by the increase in the number of employees resulting in higher employee related expenses and the recording of equity related compensation expense.

Net Interest Expense. Net interest expense for the year ended December 31, 2007 was $9.6 million, an increase of $1.8 million, or 22.4%, from $7.8 million for the combined year ended December 31, 2006. The increase in interest expense is partially due to the $77.5 million of incremental debt incurred in connection with our repurchase of our common stock previously owned by Interpool, Inc., which was subsequently paid off from the proceeds of our IPO in May 2007. In addition, the average balance of our revolving line of credit with a consortium of banks was higher during the year ended December 31, 2007 compared to the combined year ended December 31, 2006. The increase in net interest expense was partly offset by a $681,000 gain related to accrued interest that was extinguished with the repayment of the Interpool subordinated convertible note.

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

Segment Information. The following table summarizes our results of operations for each of our business segments for the years ended December 31, 2007 and combined 2006:

	Year Ended December 31,		Percent Change
	2007	Combined 2006(1)
	(in thousands)
Container Leasing
Total revenue	$39,354	$34,805	13.1%
Operating expenses	13,706	19,154	(28.4)
Interest expense	9,725	7,898	23.1

Income before taxes attributable to segment	$15,923	$7,753	105.4

Container Management
Total revenue	$25,518	$25,856	(1.3)
Operating expenses	11,231	9,094	23.5

Income before taxes attributable to segment	$14,287	$16,762	(14.8)

(1)	The results for the year ended December 31, 2006 combine the results of the Predecessor for the nine months ended September 30, 2006 with the results of the Successor for the three months ended December 31, 2006 by mathematical addition and do not comply with generally accepted accounting principles. Such data are being presented for analytical purposes only.

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

Total operating expenses for the container leasing segment decreased $5.4 million, or 28.4%, to $13.7 million for the year ended December 31, 2007 from $19.2 million during the combined year ended December 31, 2006. The decrease was primarily due to lower depreciation of container rental equipment which resulted primarily from the application of higher residual values on our dry van containers, and from the $3.0 million increase in gain on disposition of used container equipment and gain of $780,000 on settlement of lease obligation (both shown as offsets to operating expenses in our statement of operations). These lower expenses were partly offset by a higher proportion of marketing, general and administrative expense allocated to the container leasing segment.

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

On May 27, 2008, we increased our maximum credit available under our existing senior secured credit agreement to $290.0 million. All other terms and conditions of the agreement remain the same as the agreement signed on September 25, 2007 (see Note 7(a) to our consolidated financial statements contained herein). Our senior secured credit facility is secured by most of our assets, including our containers and the underlying leases thereon and our interest in any money received under such contracts. The facility may be increased under certain conditions described in the agreement. In addition, there is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The amended agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to us. These credit commitments are part of, and not in addition to, the total commitment of $290.0 million. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar Rate loans as defined in the senior secured credit facility. As of December 31, 2008 the interest rate on our senior secured credit facility was 2.9%. The agreement under our senior secured credit facility will expire on September 25, 2012.

As of December 31, 2008, we had $81.5 million (net of $328,000 in letters of credit) in availability under our senior secured credit facility, subject to our ability to meet the collateral requirements under the agreement governing our senior secured credit facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

We intend to use our senior secured credit facility primarily to fund the purchase of containers in the future. We have typically used the proceeds from sales of container portfolios to container investors to repay our senior secured credit facility. As we expand our owned fleet, our senior secured credit facility balance will be higher, which will result in higher interest expense.

In addition to customary events of default, our senior secured credit facility contains financial covenants that require us to maintain certain ratios in our financial statements. As of December 31, 2008, we were in compliance with the financial covenants in our senior secured credit facility.

We assumed Consent’s capital lease obligation of $25.7 million when we acquired Consent in April 2008. As of December 31, 2008, there was a $22.6 million outstanding capital lease obligations balance. The underlying obligations are denominated in U.S. Dollars and Euros at fixed and floating interest rates averaging 6.7% as of December 31, 2008 and maturity dates between March 2009 and December 2018. The liability under each lease is secured by the underlying equipment on the lease.

On August 12, 2008, the Company sold 750,000 shares of its common stock at $15.50 per share in conjunction with its secondary offering of 2,250,000 shares which included 1.5 million shares owned by the Company’s Executive Chairman, Hiromitsu Ogawa. The Company’s share of $10.3 million (net of underwriting fees and expenses) from the sale of stock was used to pay part of the Company’s outstanding senior secured credit facility. In addition to the sale of common stock, the Company received $478,000 from the exercise of 29,610 shares of stock options by a former officer of the Company.

Cash Flow

The following table sets forth certain cash flow information for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006(1)
	(in thousands)
Net income (loss)	$(26,953)	$19,234	$15,597
Adjustments to income (loss)	54,391	(19,500)	5,514

Net cash provided by (used in) operating activities	27,438	(266)	21,111
Net cash used in investing activities	(77,606)	(83,035)	(2,088)
Net cash provided by (used in) financing activities	70,663	71,369	(6,376)
Effect on cash of foreign currency translation	(393)	6	139

Net increase (decrease) in cash	20,102	(11,926)	12,786
Cash at beginning of year	8,433	20,359	7,573

Cash at end of year	$28,535	$8,433	$20,359

(1)	The cash flow statement for the year ended December 31, 2006 combines the results of the Predecessor for the nine months ended September 31, 2006 with the results of the Successor for the three months ended December 31, 2006 by mathematical addition and does not comply with generally accepted accounting principles. Such data is being presented for analytical purposes only.

Operating Activities Cash Flows

Net cash provided by operating activities for the year ended December 31, 2008 was $27.4 million compared to net cash used in operating activities of $266,000 for the year ended December 31, 2007. The net increase in cash attributable to operating activities during the year ended December 31, 2008 as compared to a net decrease in cash during the same period in 2007 primarily due to:

a.)	Adjusted net income of $26.5 million after adding back goodwill impairment, depreciation and other non-cash items to the net loss for the year ending December 31, 2008, as compared to an adjusted net income of $11.2 million after adding back depreciation, amortization and other non-cash items for the year ended December 31, 2007.

b.)	Accounts payable, accrued expenses and other current liabilities increased $2.9 million at December 31, 2008 as compared to a decrease of $11.0 million at December 31, 2007. The increase in 2008 was due primarily to increases in accrued income taxes and accrued interest payable of $1.1 million and $690,000, respectively. The net decrease in accounts payable, accrued expenses and other current liabilities in 2007 was primarily attributable to payments aggregating $20.9 million for federal and state income tax liabilities for the combined year ended December 31, 2006 and estimated federal and state income tax liabilities for the year ended December 31, 2007.

c.)	Increase of $2.8 million in due to container investors during fiscal 2008 as compared to a decrease of $575,000 in fiscal 2007.

The increase in cash attributable to operating activities described above for the year ended December 31, 2008 was partly offset by the increase in accounts receivable (net of unearned revenue) of $4.7 million as compared to an increase of $900,000 during fiscal 2007.

Net cash provided by operating activities for the combined year ended December 31, 2006 was $21.1 million and was primarily generated by net income of $14.5 million as adjusted for depreciation, amortization and other non-cash items, and $19.4 million increase in accounts payable, accrued expenses and other current liabilities, and due to container investors. These were partly offset by a decrease of $6.8 million in amounts due to affiliate and a $5.0 million increase in accounts receivable.

Investing Activities Cash Flows

Net cash used in investing activities for the years ended December 31, 2008, 2007 and combined 2006 were $77.6 million, $83.0 million, and $2.1 million, respectively, as we continued to invest in dry van containers and specialized equipment. For the years ended December 31, 2008, 2007 and combined 2006 we purchased containers totaling $189.6 million, $219.5 million, $135.2 million, respectively. In addition, we spent $14.6 million to acquire Consent. The purchases of containers and the acquisition of Consent were partly offset by the combined proceeds from the sale of container portfolios and disposition of used container equipment totaling $120.1 million, $132.6 million and $129.5 million during fiscal 2008, 2007 and combined 2006, respectively.

Financing Activities Cash Flows

Net cash provided by financing activities for the years ended December 31, 2008 and 2007 were $70.7 million and $71.4 million, respectively. During the year ended December 31, 2008, we received $10.3 million of net proceeds (after deducting underwriting discounts and other offering expenses) from the issuance of 750,000 shares of our common stock compared to $78.1 million proceeds we received in the prior year from the issuance of 5.8 million shares of common stock. In addition to proceeds from sale of common stock, proceeds from bank debt were $134.6 million and $138.1 million for the year ended December 31, 2008 and 2007, respectively. These proceeds from the sale of stock and bank debt were partly offset by principal payments we made on bank debt and capital leases totaling $77.3 million and $106.8 million for the years ended December 31, 2008 and 2007, respectively. During both years, we used part of the proceeds from the sale of stock to repay part of our outstanding obligations under our senior secured credit facility. We also used part of the net proceeds from the issuance of our stock in 2007 to pay the $37.5 million convertible subordinated note payable to Interpool.

Net cash used in financing activities of $6.4 million for the combined year ended December 31, 2006 included $137.1 million used for payments on bank debt, $40.1 million payment used for the repurchase of our common stock held by Interpool and $16.8 million used to pay the principal amount of prior subordinated note payable to Interpool. This was offset in part by proceeds from bank debt of $188.9 million.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments by due date as of December 31, 2008 (in thousands):

	Payments Due by Period
	Total	1 year	1-2 years	2-3 years	3-4 years	4-5 years	>5 years
Total debt obligations:
Senior secured credit facility	$208,200	$—	$—	$—	$208,200	$—	$—
Interest expense(1)	22,628	6,038	6,038	6,039	4,513	—	—
Rental equipment payable	3,905	3,905	—	—	—	—	—
Rent, office facilities and equipment	2,166	1,055	795	159	100	57	—
Capital lease obligations(2)	27,447	5,913	4,374	5,303	3,689	2,564	5,604
Container purchases commitments	2,370	2,370	—	—	—	—	—

Total contractual obligations	$266,716	$19,281	$11,207	$11,501	$216,502	$2,621	$5,604

(1)	Interest expense relates to our senior secured credit facility and assumes that the interest rate of 2.9% as of December 31, 2008 will stay at this level over the next five years and the amount of debt outstanding will remain at the December 31, 2008 level. This interest rate will vary over time based upon fluctuations in the underlying indexes upon which this interest rate is based.
(2)	Amounts include interest. The underlying obligations are denominated in U.S. Dollars and Euros at fixed and floating interest rates averaging 6.7% as of December 31, 2008 (See Note 7(b) to our consolidated financial statements).

Our senior secured credit facility provides for a maximum total commitment amount of up to $290.0 million in revolving line of credit. Loans under the senior secured credit facility bear interest at variable rates based on the Eurodollar rate or a Base Rate as defined in our amended agreement, plus a margin that adjusts depending on a certain financial criterion. In addition, there is a commitment fee on the unused amount of the total commitment which is payable quarterly in arrears. The senior secured credit facility provides that swing line loans (up to $10.0 million in the aggregate) and standby letters of credit (up to $15.0 million in the aggregate) will be available to us. These credit commitments are part of, and not in addition to, the total commitment of $290.0 million under our senior secured credit facility. As of December 31, 2008, there was a balance of $208.2 million on the senior secured credit facility which will terminate on September 25, 2012. We assumed Consent’s capital lease obligations when we acquired the Company in April 2008 (see notes 3 and 7(b) to our consolidated financial statements).

Off-Balance Sheet Arrangements

As of December 31, 2008, we had no off-balance sheet arrangements or obligations other than noted below. An off-balance sheet arrangement includes any contractual obligation, agreement or transaction arrangement involving an unconsolidated entity under which we would have: (1) retained a contingent interest in transferred assets; (2) an obligation under derivative instruments classified as equity; (3) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing, hedging or research and development services with us; or (4) made guarantees.

In December, 2008, we sold a fleet of 20-foot dry van containers totaling $4.4 million to CAIJ Container Lease No.1 (CCL No.1), a Japanese limited liability company that is owned 99% by Japan Investment Adviser Co., Ltd. (JIA) and 1% by CAIJ. CAIJ is an 80%- owned subsidiary of CAI with the remaining 20% owned by JIA. JIA is owned and controlled by a Managing Director of CAIJ. Prior to the purchase of containers from the Company, CCL No. 1 had received approximately $4.5 million contribution from an unrelated Japanese investor, under a Japanese investment agreement allowed under Japanese commercial laws. The investment was used to purchase the containers from us. Under the terms of the agreement, CCL No.1 will manage the operations of the investment but may outsource the whole or part of such operations to a third party. The profit/loss from the investment will substantially belong to the investor. Pursuant to its services agreement with investor, CCL No. 1 has outsourced the general management of the investment’s operations to CAIJ. CCL No.1 has also entered into an equipment management service agreement with us whereby we will manage the leasing of equipment that it sold to CCL No. 1 (See Note 9 to our consolidated financial statements).

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect reported amounts of assets and liabilities, the reported amounts of income and expense during the reporting period and the disclosure of contingent assets and liabilities as of the date of the financial statements. We have identified the policies and estimates below as critical to our business operations and the understanding of our results of operations. These policies and estimates are considered critical due to the existence of uncertainty at the time the estimate is made, the likelihood of changes in estimates from period to period and the potential impact that these estimates can have on our financial statements. Significant items subject to such estimates and assumptions include revenue recognition, valuation allowances for receivables, the carrying amount of container equipment, the residual values and lives of container equipment, impairment of goodwill and intangible assets, the carrying amount and lives of intangible assets, share based payments and income taxes. The following accounting policies and estimates include inherent risks and uncertainties related to judgments and assumptions made by us. Our estimates are based on the relevant information available at the end of each period. Actual results could differ from those estimates.

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

One requirement of EITF 00-21 for the two deliverables to be accounted for as separate units of accounting is that management can determine the fair value of the undelivered item (the management services), when the first item (the sale of containers) is delivered. Assessing fair value evidence requires judgment. In determining fair value we have reviewed information from management agreements entered into with container investors on a standalone basis, compared it to information from management agreements entered into with container investors to whom we concurrently sold portfolios of containers and determined that the fees we have charged to container investors who have entered into management agreements on a standalone basis were comparable to the fees we charged when we entered into management agreements with container investors concurrent with the sales of portfolios of containers. We have also reviewed information of other container management companies disclosed in publicly available documents, including investment fund prospectuses and competitor financial statements. Accordingly we were able to determine that the fees charged for our management services are comparable to those charged by other container management companies for the same service. As such, we have concluded that evidence exists to support our assessment of the fair value of our management services. However, we are one of the few companies in the business of selling and managing portfolios of leased containers and in the future data may not be available to support our assessment of fair value. Should fair value evidence not be satisfactory in the future, the gain on sale of container portfolios and the management services may need to be accounted for as one unit of accounting. This would result in the gain on sale of container portfolios being deferred and recognized over the term of the management agreement, which is typically 10 years, rather than in the period the sale occurs.

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

We review our depreciation policies, including our estimates of useful lives and residual values, on a regular basis to determine whether a change in our estimates of useful lives and residual values is warranted. Prior to October 1, 2006, we estimated that standard dry van containers, which represent substantially all the containers in our fleet, had a useful life of 12.5 years and had fixed residual values of $645 for a 20’, $795 for a 40’, and $805 for a 40’ high cube. Beginning on October 1, 2006, we changed our residual value estimates to $850 for a 20’, $950 for a 40’ and $1,000 for a 40’ high cube. The estimated useful life for all other containers remains at 15 years with a residual value of 15% of their original cost.

Our decision to change the residual values of container equipment was based on higher sales prices of older used containers over the previous three years and expectation of similar values in future periods. The effect of this change was a reduction in depreciation expense as compared to what would have been reported using the previous estimates. We continue to estimate a container’s “useful life” as a shipping container to be 12.5 years from the first lease out date after manufacture.

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

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired in a business combination accounted for using the purchase method. Goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. On October 1, 2006, we recorded goodwill of $50.2 million and intangible assets of $7.4 million resulting from the application of push down accounting under SFAS No. 141 in connection with the Company’s repurchase of its common shares of stock held by Interpool (see Note 2(a) to our consolidated financial statements). The purchase price for the incremental ownership that we acquired from Interpool was based on forecasts and assumptions made on future cash flows. Management has determined that the Company is comprised of two reporting units, container leasing and container management, and has allocated $13.8 million and $36.4 million of goodwill, respectively, to each segment. The allocation of the purchase price is based on the expected future cash flow contribution of each segment and goodwill for each reporting unit was determined as the difference between the allocated purchase price and the fair value of the net assets of each reporting unit.

Impairment of goodwill is tested at the reporting unit level annually or more frequently if an event or circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Factors that would suggest a possible impairment include, but are not limited to, material customer losses, significant decline in the market value of stock, an adverse change in the business climate, an adverse action or assessment by a regulator, unanticipated competition or a loss in key personnel.

We test impairment by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. We perform the goodwill impairment test using a combination of the market and income approaches. If the carrying amount of a reporting unit exceeds its fair value, an indication of goodwill impairment exists and a second step is performed to measure the amount of impairment loss, if any. In the application of the impairment testing, we are required to make estimates of future operating trends and resulting cash flows and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates. If goodwill is impaired we will record an impairment charge, which will result in a decrease in net income, or an increase in net loss. We perform our annual review in the fourth quarter of each year or sooner if indicators for impairment exist. During the quarter ended December 31, 2008, we recognized an impairment loss of our entire goodwill of $50.2 million (see Note 4 to our consolidated financial statements).

Intangible assets acquired during the repurchase of its common stock held by Interpool and the acquisition of Consent have been allocated either directly to the relevant unit or on the expected future cash flow contribution of each segment. Intangible assets allocated to the container leasing and container management reporting units, net of accumulated amortization, are $3.4 million and $3.2 million, respectively, as of December 31, 2008.

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

On April 23, 2007, our board of directors and our stockholders approved the 2007 Equity Incentive Plan (“Plan”) and reserved 721,980 shares of our common stock for issuance under the Plan. Pursuant to this Plan, on May 15, 2007, we granted our three top corporate officers at that time and three outside members of our board of directors, options totaling 508,620 shares and 37,500 shares, respectively, of our common stock at the IPO price of $15.00 per share. The options have a contractual term of 10 years and vest over four years for the officers and one year for the directors. As of December 31, 2008, there were 450,180 stock options outstanding for officers and directors. Additionally, we granted certain management employees restricted shares of common stock as bonuses aggregating 36,876 shares on May 15, 2007. The restricted shares of common stock granted to employees have a vesting period of three years from the date of grant. As of December 31, 2008, there were 23,568 shares of unvested restricted common stock.

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

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in our financial statements a tax uncertainty, if it is more likely than not that the position will be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. On January 1, 2007, we adopted FIN 48. We have elected to record penalties and interest within income tax expense. The implementation of FIN 48 did not have a material effect on our financial statements. (See Note 8 to our consolidated financial statements for details).

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

On February 12, 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157, Fair Value Measurement, to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). We have elected to defer the implementation of SFAS No. 157 for non-financial assets and liabilities in accordance with FSP No. 157-2. After the deferral, SFAS No. 157 will be applicable to impairment and business combination accounting. We do not have material financial assets or liabilities nor non-financial assets outside the scope of FSP No. 157-2.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An amendment of SFAS No. 133. This statement requires enhanced disclosures about an entity’s derivative and hedging activities with the objective of improving the transparency of financial reporting. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this pronouncement is not expected to have a significant impact on our financial reporting as the amount of our derivative activities is not material. (See Note 7(c)).

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

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1” or the “FSP”), which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers of applicable convertible debt instruments to account separately for the liability (debt) and equity (conversion option) components in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate. The FSP requires bifurcation of a component of the convertible debt, classification of that component as equity, and then accretion of the resulting discount on the debt as additional interest expense over the expected term of the debt. The FSP requires retrospective application to all periods presented. The FSP is effective for us as of January 1, 2009, and early adoption is not permitted. The adoption of this FSP will affect the prior accounting for our $37.5 million convertible notes to Interpool that were repaid in May 2007. We are presently evaluating the impact that the application of this FSP on our consolidated financial position and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in foreign exchange rates and interest rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Foreign Exchange Rate Risk. During 2008 approximately 24% of our total revenues were derived from our foreign-based operations. Although we have significant foreign-based operations, the U.S. dollar is our primary operating currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. We had equipment sales in British Pounds, Euros and Japanese Yen and incurred overhead costs in foreign currencies, primarily in British Pound Sterling and Euros. Consent has significant amounts of revenue as well expenses denominated in Euro, Swedish Kroner and Norwegian Kroner. The increase in the value of the U.S. dollar during the second half of 2008 has decreased our revenues and expenses denominated in foreign currencies. The increase in the value of the U.S. dollar relative to foreign currencies will also result in U.S. dollar denominated liabilities held at some of our foreign subsidiaries to increase in value to those subsidiaries, and foreign denominated assets decrease in value in U.S. dollar terms. We have not, and do not expect to, enter any financial instrument that could hedge against foreign currency rate fluctuations.

Interest Rate Risk. The nature of our business exposes us to market risk arising from changes in interest rates to which our variable-rate debt is linked. In conjunction with its acquisition of Consent, the Company assumed an interest rate swap agreement with a European bank. The interest rate swap contract with the bank is based on a notional amount in Euros equivalent to approximately $4.2 million as of December 31, 2008, with a fixed rate of 4.07% against the three-month Euribor rate. The contract expires on July 1, 2010. As of December 31, 2008, the liability under the rate swap agreement had a fair value of approximately $102,000.

As of December 31, 2008 the principal amount of debt outstanding under the variable-rate arrangement of our senior secured credit facility was $208.2 million. In addition, the capital lease obligations we assumed in conjunction with the acquisition of Consent had a balance of $22.6 million at December 31, 2008 and have variable interest rates. A 1.0% increase or decrease in underlying interest rates for these obligations will increase or decrease interest expense by approximately $2.3 million annually assuming debt remains constant at December 31, 2008 levels.

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

As of December 31, 2008, approximately 94.5% of accounts receivable for our total fleet and 92.5% of the finance lease receivables were from container lessees outside of the United States. China, (including Hong Kong), Korea and Japan accounted for 15.1%, 10.2% and 10.3%, respectively, of our total fleet container leasing revenue for 2008. No other countries accounted for greater than 10.0% of our total fleet container leasing revenue for the same period. Total fleet container leasing revenue differs from our reported container rental revenue in that total fleet container leasing revenue comprises revenue earned from leases on containers in our total fleet, including revenue earned by our investors from leases on containers in our managed fleet, while our reported container revenue only comprises container leasing revenue associated with our owned fleet. We derive revenue with respect to container leasing revenue associated with our managed fleet from management fees based upon the operating performance of the managed containers.

Revenue from our ten largest container lessees represented 46.4% of the revenue from our container leasing segment for the year ended December 31, 2008, with revenue from our single largest container lessee accounting for 12.0%, or $7.0 million, of revenue from our container leasing segment during such period.

An allowance of $1.0 million has been established against non-performing receivables as of December 31, 2008. For the year ended December 31, 2008, receivable write-offs totaled $85,000.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934). Our internal control over financial reporting is a process designed with the participation of our principal executive officer and principal financial officer or persons performing similar functions to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, our internal controls and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2008, our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has determined that CAI International Inc.’s internal control over financial reporting is effective as of December 31, 2008.

We excluded CAI Consent Sweden AB (Consent), formerly named Consent Equipment AB, our wholly owned European subsidiary which we acquired on April 30, 2008, from our evaluation of internal control over financial reporting as of December 31, 2008. Consent’s internal controls over financial reporting associated with total assets of $42.8 million and total revenues of $8.3 million included in our consolidated financial statements as of and for the year ended December 31, 2008, are being incorporated within our internal controls and will be tested in 2009.

KPMG LLP, the independent registered public accounting firm that audited our 2008 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CAI International, Inc.:

We have audited CAI International, Inc. and Subsidiaries (“the Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CAI International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by COSO.

On April 30, 2008, the Company acquired all of the issued and outstanding capital stock of CAI Consent Sweden AB (Consent), formerly named Consent Equipment AB and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, Consent’s internal control over financial reporting associated with total assets of $42.8 million and total revenues of $8.3 million, included in the consolidated financial statements of the Company as of and for the year ended December 31, 2008. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Consent.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CAI International, Inc. and Subsidiaries as of December 31, 2008 and 2007, the related consolidated statements of operations, cumulative redeemable convertible preferred stock and stockholders’ equity, and cash flows for the two-year period ended December 31, 2008 and the three months ended December 31, 2006 (Successor periods), and the consolidated statements of operations, cumulative redeemable convertible preferred stock and stockholders’ equity, and cash flows for the nine months ended September 30, 2006 (Predecessor period), and the related financial statement schedule II, and our report dated March 13, 2009 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

San Francisco, CA

March 13, 2009

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item may be found under the sections captioned “Election of Directors,” “Management,” “Corporate Governance Principles and Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”), and such information is incorporated herein by reference. The 2009 Proxy Statement will be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item may be found under the section captioned “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2009 Proxy Statement, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item may be found under the section captioned “Security Ownership and Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2009 Proxy Statement, and such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item may be found under the section captioned “Related Person Transactions” and “Corporate Governance Principles and Board Matters” in the 2009 Proxy Statement, and such information is incorporated herein by reference, and in Note 9 to our consolidated financial statements.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item may be found under the section captioned “Audit Fees” in the 2009 Proxy Statement, and such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

The following financial statements are included in Item 8 of this report:

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2008 and December 31, 2007	F-3

Consolidated Statements of Operations for the years ended December  31, 2008 and 2007 and the three months ended December 31, 2006 (Successor), and the nine months ended September 30, 2006 (Predecessor)

F-4

Consolidated Statements of Cumulative Redeemable Convertible Preferred Stock and Stockholders’ Equity for the years ended December 31, 2008 and 2007 and the three months ended December 31, 2006 (Successor), and the nine months ended September 30, 2006 (Predecessor)

F-5

Consolidated Statements of Cash Flows for the years ended December  31, 2008 and 2007 and the three months ended December 31, 2006 (Successor), and the nine months ended September 30, 2006 (Predecessor)

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

CAI International, Inc.

Date: March 16, 2009	By:	/s/ MASAAKI (JOHN) NISHIBORI
Masaaki (John) Nishibori President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on the 16th day of March 2009.

Signature	Title(s)

/s/ HIROMITSU OGAWA Hiromitsu Ogawa	Executive Chairman

/s/ MASAAKI (JOHN) NISHIBORI Masaaki (John) Nishibori	President and Chief Executive Officer (Principal Executive Officer), Director

/s/ VICTOR M. GARCIA Victor M. Garcia	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ MARVIN DENNIS Marvin Dennis	Director

/s/ WILLIAM W. LIEBECK William W. Liebeck	Director

/s/ GARY M. SAWKA Gary M. Sawka	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2008 and December 31, 2007	F-3

Consolidated Statements of Operations for the years ended December  31, 2008 and 2007 and the three months ended December 31, 2006 (Successor), and the nine months ended September 30, 2006 (Predecessor)

F-4

Consolidated Statements of Cumulative Redeemable Convertible Preferred Stock and Stockholders’ Equity for the years ended December 31, 2008 and 2007 and the three months ended December 31, 2006 (Successor), and the nine months ended September 30, 2006 (Predecessor)

F-5

Consolidated Statements of Cash Flows for the years ended December  31, 2008 and 2007 and the three months ended December 31, 2006 (Successor), and the nine months ended September 30, 2006 (Predecessor)

F-6
Notes to Consolidated Financial Statements	F-7
Schedule II—Valuation Accounts	F-30

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CAI International, Inc.:

We have audited the accompanying consolidated balance sheets of CAI International, Inc. and Subsidiaries (Successor) as of December 31, 2008 and 2007, and the related consolidated statements of operations, cumulative redeemable convertible preferred stock and stockholders’ equity, and cash flows for two-year period ended December 31, 2008 and the three months ended December 31, 2006 (Successor Periods). We have also audited the consolidated statements of operations, cumulative redeemable convertible preferred stock and stockholders’ equity, and cash flows of CAI International, Inc. and Subsidiaries (Predecessor) for the nine months ended September 30, 2006 (Predecessor Period). In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the aforementioned Successor consolidated financial statements present fairly, in all material respects, the financial position of CAI International, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the Successor Periods, in conformity with U.S. generally accepted accounting principles. Further, in our opinion, the aforementioned Predecessor consolidated financial statements present fairly, in all material respects, the results of the operations and cash flows of CAI International, Inc. and Subsidiaries for the Predecessor Period, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2(a) to the consolidated financial statements, effective October 1, 2006, CAI International, Inc. repurchased 50% of its outstanding common stock. The repurchase of stock has been accounted for as a step acquisition and the change in basis has been pushed down to CAI International, Inc.’s consolidated financial statements. As a result of the repurchase of shares, the consolidated financial information for periods after the repurchase is presented on a different basis than that for the periods before the acquisition and, therefore, is not comparable.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Successor’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2009 expressed an unqualified opinion on the effectiveness of the Successor’s internal control over financial reporting.

/s/ KPMG LLP

San Francisco, CA

March 13, 2009

CAI INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	December 31, 2008	December 31, 2007
ASSETS
Cash	$28,535	$8,433
Accounts receivable (owned fleet), net of allowance for doubtful accounts of $1,044 and $530 at December 31, 2008 and 2007, respectively	16,224	12,995
Accounts receivable (managed fleet)	24,683	22,238
Current portion of direct finance leases	6,108	4,610
Prepaid expenses	2,954	3,151
Deferred tax assets	1,924	1,777
Other current assets	563	224

Total current assets	80,991	53,428
Container rental equipment, net of accumulated depreciation of $86,936 and
$86,946 at December 31, 2008 and 2007, respectively	310,397	242,606
Net investment in direct finance leases	14,003	6,356
Furniture, fixtures and equipment, net of accumulated depreciation of
$722 and $325 at December 31, 2008 and 2007, respectively	629	468
Intangible assets, net of accumulated amortization of $3,081 and $1,548
December 31, 2008 and 2007, respectively	6,608	5,994
Goodwill	—	50,247

Total assets	$412,628	$359,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$4,682	$3,060
Accrued expenses and other current liabilities	3,747	1,411
Due to container investors	23,847	21,075
Unearned revenue	4,542	3,744
Current portion of capital lease obligation	4,514	31
Rental equipment payable	3,905	25,446

Total current liabilities	45,237	54,767
Revolving credit facility	208,200	147,600
Deferred income tax liability	25,348	23,720
Capital lease obligation	18,070	—
Income taxes payable	1,983	1,864

Total liabilities	298,838	227,951

Stockholders’ equity:
Common stock, par value $.0001 per share; authorized 84,000,000 shares; issued and outstanding, 17,920,778 shares and 17,144,977 shares at December 31, 2008 and 2007, respectively	2	2
Additional paid-in capital	102,706	90,988
Accumulated other comprehensive income (loss)	(2,022)	101
Retained earnings	13,104	40,057

Total stockholders’ equity	113,790	131,148

Total liabilities and stockholders’ equity	$412,628	$359,099

See accompanying notes to consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	Three Months Ended December 31,	Nine Months Ended September 30,
	2008	2007	2006	2006
Revenue:
Container rental revenue	$56,436	$38,148	$9,383	$24,228
Management fee revenue	11,969	12,663	3,569	8,530
Gain on sale of container portfolios	12,443	12,855	5,392	8,365
Finance lease income	2,297	1,206	267	927

Total revenue	83,145	64,872	18,611	42,050

Operating expenses:
Depreciation of container rental equipment	15,824	8,805	2,360	9,653
Amortization of intangible assets	1,534	1,241	307	—
Impairment of container rental equipment	331	365	81	270
Gain on disposition of used container equipment	(4,155)	(4,400)	(747)	(804)
Gain on settlement of lease obligation	—	(780)	—	—
Equipment rental expense	20	961	395	1,187
Storage, handling and other expenses	4,854	3,077	779	2,411
Marketing, general and administrative expenses	20,215	15,772	3,367	9,014
Impairment of goodwill	50,247	—	—	—
Loss (gain) on foreign exchange	564	(104)	22	(47)

Total operating expenses	89,434	24,937	6,564	21,684

Operating income (loss)	(6,289)	39,935	12,047	20,366

Interest expense	9,346	10,406	3,715	4,183
Gain on extinguishment of debt	—	(681)	—	—
Interest income	(229)	(126)	(20)	(37)

Net interest expense	9,117	9,599	3,695	4,146

Income (loss) before income taxes	(15,406)	30,336	8,352	16,220
Income tax expense	11,547	11,102	3,119	5,856

Net income (loss)	(26,953)	19,234	5,233	10,364
(Accretion)/decretion of preferred stock	—	(5,577)	(6)	1,464

Net income (loss) available to common shareholders	$(26,953)	$13,657	$5,227	$11,828

Net income (loss) per share:
Basic	$(1.55)	$0.93	$0.49	$0.56
Diluted	$(1.55)	$0.85	$0.36	$0.48
Weighted average shares outstanding:
Basic	17,406	14,713	10,584	21,168
Diluted	17,406	16,682	16,270	21,735

See accompanying notes to consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CUMULATIVE REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands)

	Cumulative Redeemable Convertible Preferred Stock			Common stock
Predecessor	Shares	Amount	Note Receivable on Preferred Stock	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balances as of December 31, 2005	725	7,465	(1,107)	21,168	2,520	—	30,519	(44)	32,995
Net income	—	—	—	—	—	—	10,364	—	10,364
Foreign currency translation adjustment	—	—	—	—	—	—	—	(4)	(4)

Comprehensive income									10,360

Decretion of preferred stock	—	(1,415)	(49)	—	—	—	1,464	—	1,464

Balances as of September 30, 2006	725	$6,050	$(1,156)	21,168	$2,520	$—	$42,347	$(48)	$44,819

Successor
Balances as of September 30, 2006	725	$6,050	$(1,156)	21,168	$2,520	$—	$42,347	$(48)	$44,819
Net income	—	—	—	—	—	—	5,233	—	5,233
Foreign currency translation adjustment	—	—	—	—	—	—	—	143	143

Comprehensive income									5,376

Repurchase of shares held by Interpool, Inc.	—	—	—	(10,584)	(1,260)	—	(21,174)	—	(22,434)
Accretion of preferred stock	—	22	(16)	—	—	—	(6)	—	(6)

Balances as of December 31, 2006	725	$6,072	$(1,172)	10,584	$1,260	$—	$26,400	$95	$27,755
Net income	—	—	—	—	—	—	19,234	—	19,234
Foreign currency translation adjustment	—	—	—	—	—	—	—	6	6

Comprehensive income									19,240

Accretion of preferred stock	—	5,606	(29)	—	—	—	(5,577)	—	(5,577)
Payment of dividend on preferred stock	—	(804)	—	—	—	—	—	—	—
Conversion of preferred stock to common stock	(725)	(10,874)	—	725	—	10,874	—	—	10,874
Conversion of pre-IPO common stock from no par to par value common stock	—	—	—	—	(1,260)	1,260	—	—	—
Common stock issued at IPO, net of underwriting discount and offering expenses	—	—	—	5,800	2	78,115	—	—	78,117
Stock based compensation	—	—	—	36	—	739	—	—	739
Collection of note receivable on preferred stock	—	—	1,201	—	—	—	—	—	—

Balances as of December 31, 2007	—	$—	$—	17,145	$2	$90,988	$40,057	$101	$131,148
Net loss	—	—	—	—	—	—	(26,953)	—	(26,953)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(2,123)	(2,123)

Comprehensive loss									(29,076)

Issuance of common stock, net of underwriting discount and offering expenses	—	—	—	750	—	10,289	—	—	10,289
Exercise of stock options	—	—	—	30	—	478	—	—	478
Payment of income tax withheld on vested restricted stocks	—	—	—	(4)	—	(54)	—	—	(54)
Stock based compensation	—	—	—	—	—	1,005	—	—	1,005

Balances as of December 31, 2008	—	$—	$—	17,921	$2	$102,706	$13,104	$(2,022)	$113,790

See accompanying notes to consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

	Successor			Predecessor
	Year Ended December 31, 2008	Year Ended December 31, 2007	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006
Cash flows from operating activities:
Net income (loss)	$(26,953)	$19,234	$5,233	$10,364
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	16,001	8,932	2,392	9,728
Amortization of debt issuance costs	474	601	173	321
Amortization of intangible assets	1,534	1,241	307	—
Impairment of container rental equipment	331	365	81	270
Impairment of goodwill	50,247	—	—	—
Stock-based compensation expense	1,005	739	—	—
Loss (gain) on foreign exchange	334	(104)	22	(47)
Gain on sale of container portfolios	(12,443)	(12,855)	(5,392)	(8,365)
Gain on disposition of used container equipment	(4,155)	(4,400)	(747)	(804)
Deferred income taxes	(593)	(1,642)	78	405
Bad debt expense	687	463	110	383
Gain on extinguishment of debt	—	(681)	—	—
Gain on settlement of lease obligation	—	(780)	—	—
Changes in other operating assets and liabilities:
Accounts receivable	(4,417)	(3,904)	458	(5,478)
Related party receivables	—	128	3	24
Deposits, prepayments and other assets	27	929	(647)	(582)
Accounts payable, accrued expenses and other current liabilities	2,875	(10,961)	4,894	4,975
Due to container investors	2,772	(575)	2,933	6,645
Unearned revenue	(288)	3,004	10	28
Amounts due to affiliate	—	—	(1,533)	(5,314)
Other liabilities	—	—	—	183

Net cash provided by (used in) operating activities	27,438	(266)	8,375	12,736

Cash flows from investing activities:
Purchase of containers	(189,600)	(219,530)	(45,843)	(89,366)
Acquisition of Consent Equipment AB, net of cash acquired	(14,566)	—	—	—
Net proceeds from sale of container portfolios	99,773	113,402	49,252	67,912
Net proceeds from disposition of used container equipment	20,357	19,238	3,650	8,683
Purchase of furniture, fixtures and equipment	(133)	(136)	(9)	(120)
Receipt of principal payments from direct financing leases	6,563	3,991	794	2,959

Net cash (used in) provided by investing activities	(77,606)	(83,035)	7,844	(9,932)

Cash flows from financing activities:
Net proceeds from issuance of common stock	10,289	78,117	—	—
Collection of note receivable on preferred stock	—	1,201	—	—
Exercise of stock options	478	—	—	—
Payment of dividends on preferred stock	—	(804)	—	—
Proceeds from capital lease	2,944	—	—	—
Proceeds from bank debt	134,600	138,100	64,000	124,890
Principal payments on capital lease	(3,308)	(525)	—	—
Principal payments made on bank debt	(74,000)	(106,250)	(21,141)	(116,000)
Repurchase of CAI common stock held by Interpool	—	—	(40,104)	—
Principal payments made on subordinated note payable	—	(37,500)	(3,027)	(13,798)
Debt issuance costs	(340)	(970)	—	(1,196)

Net cash provided by (used in) financing activities	70,663	71,369	(272)	(6,104)

Effect on cash of foreign currency translation	(393)	6	143	(4)

Net increase (decrease) in cash	20,102	(11,926)	16,090	(3,304)
Cash at beginning of the period	8,433	20,359	4,269	7,573

Cash at end of the period	$28,535	$8,433	$20,359	$4,269

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	11,047	$20,921	$116	$44
Interest	7,971	11,016	1,405	4,668
Supplemental disclosure of non-cash investing and financing activity:
Conversion of preferred stock to common stock	—	10,874	—	—
Transfer of container rental equipment to direct finance lease	15,116	8,380	—	3,061
Repurchase of common stock with subordinated convertible note	—	—	37,500	—

See accompanying notes to consolidated financial statements.

CAI INTERNATIONAL, INC.

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

On September 12, 2007, the Company formed Container Applications Limited (CAI Barbados), a wholly owned subsidiary in Barbados, to facilitate the Company’s international leasing and related business operations.

On April 30, 2008, the Company acquired CAI Consent Sweden AB (Consent), formerly named Consent Equipment AB, a European container and intermodal equipment leasing company, for $14.6 million in cash (net of $1.3 million cash acquired) and the assumption of approximately $25.7 million in debt. Consent is headquartered in Gothenburg, Sweden, and has operations located in Sweden, Germany and the United Kingdom. (See Note 3).

The Company operates its business in 13 offices in 11 countries including the United States, and has agents in Asia, Europe, South Africa, Australia and South America. Its corporate headquarters are located in San Francisco, California.

(2) Summary of Significant Accounting Policies

(a) Basis of Accounting and Principles of Consolidation

The Company utilizes the accrual method of accounting.

The consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries: Container Applications International Ltd., Container Applications International (U.K.) Ltd., Sky Container Trading, Ltd., Sky Container Leasing, Ltd., Sky Container Trading, Inc., Container Applications (Malaysia) SDN BHD, Container Applications Limited, CAI Consent Sweden AB and its subsidiaries (from May 1, 2008 to December 31, 2008) and our 80% owned subsidiary in Japan, CAIJ Ltd. All significant intercompany balances and transactions have been eliminated in consolidation.

Prior to October 1, 2006, the Company had two principal stockholders, each of whom beneficially owned 50.0% of the Company’s outstanding common stock. These stockholders were the Company’s founder and then Chief Executive Officer (now Executive Chairman), Hiromitsu Ogawa and Interpool Inc. (Interpool). On October 1, 2006, the Company repurchased 10,584,000 shares, or 50.0% of its outstanding common stock, held by Interpool for $77.5 million. In connection with this the Company applied pushdown accounting in accordance with Staff Accounting Bulletin No. 54 (SAB No. 54) and accounted for the purchase as a step acquisition in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141). Accordingly, the Company valued its assets and liabilities as of October 1, 2006 and recognized goodwill of $50.2 million and intangible assets of $7.4 million as a result of such valuation. Due to the application of pushdown accounting and step acquisition accounting in the Company’s financial statements, the Company’s financial condition and results of operations after October 1, 2006 are not comparable in some respects to the Company’s financial condition and results of operations reflected in the Company’s historical financial statements as of dates or for periods ended prior to October 1, 2006. The financial statements prior to October 1, 2006 presented herein which include the consolidated statements of operations, cumulative redeemable convertible preferred stock and stockholders’ equity and cash flows prior to October 1, 2006 relate to the Predecessor company and this period is referred to as the Predecessor period. The financial statements on and subsequent to October 1, 2006 presented herein, which include the consolidated balance sheets, consolidated statements of operations, cumulative redeemable convertible preferred stock and stockholders’ equity and cash flows relate to the Successor company and the period is referred to as the Successor period. A line has been drawn between the accompanying financial statements to distinguish between the pre-repurchase and post-repurchase periods.

(b) Use of Estimates

Certain estimates and assumptions were made by the Company’s management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include revenue recognition, allowances for receivables, the carrying amount of container equipment, the residual values and lives of container equipment, impairment of goodwill and intangible assets, the carrying amount and lives of intangible assets, fair value of stock options and income tax uncertainties. Actual results could differ from those estimates.

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

Management’s decision to change the residual values of container equipment in 2006 was based on higher sales prices of older used containers over the previous three years and expectation of similar values in future periods. The Company reassesses its estimate of residual value and useful life of containers every year for possible adjustments to those estimates.

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

Impairment losses on equipment held for sale are included in total operating expenses reported under the container leasing segment of the Company (see Note 16). For the years ended December 31, 2008 and 2007 and three months ended December 31, 2006, the Successor Company recorded impairment losses of $331,000, $365,000 and $81,000, respectively, on container rental equipment identified for sale. Impairment loss for the Predecessor for the nine months ended September 30, 2006 was $270,000.

(f) Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired in a business combination accounted for using the purchase method. Goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142).

On October 1, 2006, the Company recorded goodwill of $50.2 million and intangible assets of $7.4 million resulting from the application of push down accounting under SFAS No. 141 in connection with the Company’s repurchase of its common shares of stock held by Interpool (see Note 2(a)). The purchase price for the incremental ownership the Company acquired from Interpool was based on forecasts and assumptions made on future cash flows. Management had determined that the Company is comprised of two reporting units, container leasing and container management, and allocated $13.8 million and $36.4 million of goodwill, respectively, to each segment. The allocation of the purchase price was based on the expected future cash flow contribution of each segment and goodwill for each reporting unit was determined as the difference between the allocated purchase price and the fair value of the net assets of each reporting unit.

Impairment of goodwill is tested at the reporting unit level annually or more frequently if an event or circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Factors that would suggest a possible impairment include, but are not limited to, significant decrease in the Company’s stock price, material customer losses, an adverse change in the business climate, an adverse action or assessment by a regulator, unanticipated competition or a loss in key personnel. The impairment test is conducted by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The annual goodwill impairment test is performed using a combination of the market and income approaches. If the carrying amount of a reporting unit exceeds its fair value, an indication of goodwill impairment exists and a second step is performed to measure the amount of impairment loss, if any. In the application of the impairment testing, the Company is required to make estimates of future operating trends and resulting cash flows and judgments on discount rates and other variables. During the quarter ended December 31, 2008, the Company recorded a goodwill impairment charge of $50.2 million after a test for impairment was completed (see Note 4).

Intangible assets acquired during the repurchase of its common stock held by Interpool and the acquisition of Consent have been allocated either directly to the relevant unit or on the expected future cash flow contribution of each segment. Intangible assets allocated to the container leasing and container management reporting units, net of accumulated amortization, are $3.4 million and $3.2 million, respectively, as of December 31, 2008.

Intangible assets with definite useful lives are amortized over their estimated useful lives. The Company currently amortizes intangible assets on a straight-line basis over their estimated useful lives as follows:

Trademarks	1-10 years
Software	1-3 years
Contracts-third party	7 years
Contracts and customer relationships-owned equipment	5-7 years
Non-compete agreements	2-3 years

(g) Finance Leases

Interest on finance leases is recognized using the effective interest method. Lease income is recorded in decreasing amounts over the term of the contract, resulting in a level rate of return on the net investment in direct finance leases.

(h) Debt Fees

To the extent that the Company is required to pay issuance fees or direct costs relating to its revolving line of credit, such fees are amortized over the life of the related revolving line of credit using the straight line method and reflected in interest expense. No fees were paid in connection with convertible subordinated debt.

(i) Foreign Currency Translation

The accounts of the Company’s foreign subsidiaries have been converted at rates of exchange in effect at year-end for balance sheet accounts and average exchange rates for the year for income statement accounts. The effects of changes in exchange rates in translating foreign subsidiaries’ financial statements are included in stockholders’ equity as accumulated other comprehensive income.

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

In accordance with Financial Accounting Standards Board Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” the Company recognizes in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We record penalties and interest within income tax expense. (See Note 8).

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

One requirement of EITF 00-21 for the two deliverables to be accounted for as separate units of accounting is that management can determine the fair value of the undelivered item (the management services), when the first item (the sale of containers) is delivered. Assessing fair value evidence requires judgment. In determining fair value the Company has reviewed information from management agreements entered into with container investors on a standalone basis, compared it to information from management agreements entered into with container investors to whom it concurrently has sold portfolios of containers and determined that the fees charged to container investors who have entered into management agreements on a standalone basis were comparable to the fees charged when the Company entered into management agreements with container investors concurrent with the sales of portfolios of containers. The Company has also reviewed information of other container management companies disclosed in publicly available documents, including investment fund prospectuses and competitor financial statements. Accordingly it was able to determine that the fees charged for its management services were comparable to those charged by other container management companies for the same service. As such, the Company has concluded that evidence exists to support its assessment of the fair value of the management services. However, the Company is one of few companies in the business of selling and managing portfolios of leased containers and in the future data may not be available to support its assessment of fair value. Should fair value evidence not be satisfactory in the future, the gain on sale of container portfolios and the management services may need to be accounted for as one unit of accounting. This would result in the gain on sale of container portfolios being deferred and recognized over the term of the management agreement, which typically ranges from 8 to 10 years, rather than in the period the sale occurs.

Based on the conclusion that the sale of containers and the management services can be accounted for separately, the Company recognizes gain on sale of container portfolios when the sale of the containers is completed. The gain is the difference between the sales price and the net book value of the containers sold.

The Company recognizes revenue from management fees earned under equipment management agreements as earned on a monthly basis. Management fees are typically a percentage of net operating income of each investor group’s fleet calculated on an accruals basis. Included in the Company’s balance sheet are accounts receivable from the managed fleet which are uncollected lease billings related to managed equipment. With the exception of containers managed under pooling agreements, all direct costs (storage, repairs, repositioning etc.) are charged to investors on a specific-identification basis or allocated basis. The Company’s financial statements include accounts payable and accruals of expenses related to managed equipment. The net amount of rentals billed less expenses payable and less management fees is recorded in amounts due to container investors on the balance sheet.

As described above, the Company periodically sells containers to container investors which are generally managed by the Company in return for a management fee. A gain is calculated as the excess of sales proceeds over the net book value of the containers sold. The proceeds from sale of these container portfolios were $99.8 million, $113.4 million and $49.3 million for the years ended December 31, 2008 and 2007 and the three months ended December 31, 2006, respectively, for the Successor, and $67.9 million for the nine months ended September 30, 2006 for the Predecessor. The gain on sale of container portfolios was $12.4 million, $12.9 million and $5.4 million for the years ended December 31, 2008 and 2007 and the three months ended December 31, 2006, respectively for the Successor, and $8.4 million for the nine months ended September 30, 2006 for the Predecessor.

(m) Stock-Based Compensation

SFAS No. 123(R) Share Based Payment, establishes financial accounting and reporting standards for grants issued after the Statement’s effective date under stock-based employee compensation plans. SFAS No. 123(R) requires all entities to adopt a fair-value-based method of accounting for stock-based compensation plans in which compensation cost is measured at the date the award is granted based on the value of the award and is recognized over the employee service period. The Company adopted SFAS No. 123(R) effective January 1, 2006. Between adoption and the day prior to the Company’s IPO (May 15, 2007), no stock-based awards were granted nor did any previously granted awards vest and, consequently, no stock based compensation expense was recognized during that period. On April 23, 2007, the Company’s board of directors and its stockholders approved the 2007 Equity Incentive Plan. On May 15, 2007, the Company granted stock options to its officers and directors and restricted common stock to certain management employees and has recognized stock compensation expense in accordance with SFAS 123(R). (See Note 11).

(n) Repairs and Maintenance

The Company’s leases require the lessee to pay for any damage to the container beyond normal wear and tear at the end of the lease term. The Company also offers a damage protection plan (“DPP”) pursuant to which the lessee pays a fee in exchange for not being charged for certain damages at the end of the lease term. The Company accounts for repair and maintenance expense on accrual basis when an obligation to pay has been incurred.

(o) Recent Accounting Pronouncements

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities- An amendment of SFAS No. 133. This statement requires enhanced disclosures about an entity’s derivative and hedging activities with the objective of improving the transparency of financial reporting. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this pronouncement is not expected to have a significant impact on the Company’s financial reporting as the amount of the Company’s derivative activities is not material. (See Note 7(c) ).

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

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1” or the “FSP”), which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers of applicable convertible debt instruments to account separately for the liability (debt) and equity (conversion option) components in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate. The FSP requires bifurcation of a component of the convertible debt, classification of that component as equity, and then accretion of the resulting discount on the debt as additional interest expense over the expected term of the debt. The FSP requires retrospective application to all periods presented. The FSP is effective for the Company as of January 1, 2009, and early adoption is not permitted. The adoption of this FSP will affect the prior accounting for the company’s $37.5 million convertible notes to Interpool that were repaid in May 2007. The Company is presently evaluating the impact that the application of this FSP on the Company’s consolidated financial position and results of its operations.

(3) Acquisition of CAI Consent Sweden AB, formerly Named Consent Equipment AB

On April 30, 2008, the Company entered into a Stock Purchase Agreement with BNS Consent Holding AS, a Norwegian corporation, pursuant to which the Company purchased all of the issued and outstanding capital stock of CAI Consent Sweden AB, (Consent), formerly named Consent Equipment AB, a European container and intermodal equipment leasing company, for $14.6 million in cash (net of $1.3 million cash acquired) and the assumption of approximately $25.7 million of Consent’s debt. Consent is headquartered in Gothenburg, Sweden, and has operations located in Sweden, Germany and the United Kingdom. It owned approximately 4,400 palletwide containers, 1,200 roll trailers and 2,400 German swap bodies as of April 30, 2008. The functional currency of Consent is the Euro.

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

Current assets	$3,445
Container rental equipment	38,847
Intangible assets	2,395
Other assets	1,156

Total assets acquired	45,843

Current liabilities, excluding current portion of capital lease obligations	2,165
Deferred income tax liability	2,134
Capital lease obligations	25,705

Total liabilities assumed	30,004

Net assets acquired	15,839
Cash acquired (included in current assets above)	(1,273)
Debt assumed (included in liabilities assumed above)	25,705

Purchase price and debt assumed, net of cash acquired	$40,271

Adjustments to record the assets acquired and liabilities assumed at fair values include the recognition of $2.4 million of intangible assets as follows:

	Amount (In thousands)	Estimated Life
Trademarks	$43	1 year
Software	43	1 year
Contracts and customer relationships-owned equipment	2,137	7 years
Non-compete agreements	172	2-3 years

The Company’s consolidated results for the year ended December 31, 2008 include the results of Consent from May 1, 2008 through December 31, 2008. Pro forma results are not presented as they are not material to the Company’s overall financial statements.

(4) Impairment of Goodwill

Pursuant to SFAS 142, the Company is required to test its goodwill for impairment at least annually, or more often if there are impairment indicators present. SFAS 142 provides for a two-step approach in determining whether, and by how much, goodwill is impaired. The first step requires a comparison of the fair value of the Company’s reporting units (container leasing unit and container management unit) to their respective net book values. The fair value of each reporting unit was evaluated using a combination of the income and market approaches. If the fair value is greater, then no impairment is deemed to have occurred and step 2 is not carried out. If the reporting unit’s fair value is less than its book value, then the second step must be completed to determine the amount, if any, of actual impairment.

During the year ended December 31, 2008, the Company recognized a goodwill impairment charge of $50.2 million in accordance with the requirements of SFAS 142. The goodwill charge was primarily a result of the material decline in the market value of the Company’s equity during the fourth quarter of 2008 due to the expected downturn in future economic activity as a result of the global recession and adverse capital market conditions. The impaired goodwill was associated with the Company’s repurchase in October, 2006 of the shares of its common stock previously held by Interpool, Inc. The Company compared its book value with its market value based on the quoted price of the Company’s stock in the fourth quarter of 2008. Based upon the results of step 1, and as required under

SFAS 142, the Company completed step 2 analysis and recognized $50.2 million impairment charge for the year ended December 31, 2008. All goodwill in both of the Company’s reporting units was impaired.

The impairment charge was recorded as a component of operating expenses in the accompanying Consolidated Statements of Operations for the year ended December 31, 2008.

(5) Other Intangible Assets

The Company’s other intangible assets as of December 31, 2008 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$1,280	$(305)	$975
Software	538	(400)	138
Contracts-third party	3,650	(1,173)	2,477
Contracts and customer relationships-owned equipment	4,057	(1,149)	2,908
Non-compete agreements	152	(42)	110

	$9,677	$(3,069)	$6,608

Amortization recorded for the years ended December 31, 2008 and 2007, and for the three months ended December 31, 2006 was $1.5 million, $1.2 million and $307,000, respectively. There was no intangible asset to amortize prior to October 1, 2006. Estimated future amortization expenses are as follows (in thousands):

2009	$1,566
2010	$1,390
2011	$1,254
2012	$923
2013 and thereafter	$1,475

(6) Container Leases

The Company leases its containers on either short-term operating leases through master lease agreements, long-term non-cancelable operating leases, or finance leases. The following represents future minimum rents receivable under long-term non-cancelable operating and finance leases as of December 31, 2008 (in thousands):

	Long-term operating	Finance
Year ending December 31:
2009	$23,965	$8,193
2010	21,961	7,831
2011	20,018	5,267
2012	17,049	3,496
2013 and thereafter	21,137	735

Total minimum rents receivable	$104,130	25,522

Less amount representing unearned income		5,411

Net investment in direct financing leases		$20,111

(7) Revolving Credit Facility, Capital Lease Obligations and Interest Rate Swap

(a) Revolving Credit Facility

The Company has a senior secured line of credit agreement with a consortium of banks to finance the acquisition of assets and for general working capital purposes. This agreement was amended on May 27, 2008 to increase the maximum credit availability. As of December 31, 2008, the maximum credit commitment under the senior secured line of credit was $290.0 million.

The Company’s senior secured credit facility, including any amounts drawn on the facility, is secured by substantially all of the assets of the Company including the containers owned by the Company, the underlying leases thereon and the Company’s interest in any money received under such contracts. The facility may be increased under certain conditions described in the agreement governing the facility. In addition, there is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to the Company. These credit commitments are part of, and not in addition to, the total commitment provided under the agreement. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the senior secured credit facility. As of December 31, 2008, the interest rate under the amended agreement was approximately 2.9%. The agreement governing the Company’s senior secured credit facility also contains various financial and other covenants. It also includes certain restrictions on the Company’s ability to incur other indebtedness or pay dividends to stockholders. As of December 31, 2008, the Company was in compliance with the terms of the senior secured credit facility.

As of December 31, 2008, the outstanding balance under the Company’s senior secured revolving credit facility was $208.2 million. As of December 31, 2008, the Company had $81.5 million in availability under the senior secured credit facility (net of $328,000 in letters of credit) subject to our ability to meet the collateral requirements under the agreement governing the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default. The agreement under the Company’s senior secured credit facility will terminate on September 25, 2012.

(b) Capital Lease Obligations

Upon the acquisition of Consent, the Company assumed Consent’s capital lease obligations of $25.7 million. As of December 31, 2008, the capital lease obligations had a balance of $22.6 million. The underlying obligations are denominated in U.S. Dollars and Euros at fixed and floating interest rates averaging 6.7% as of December 31, 2008 and maturity dates between March 2009 and December 2018. The liability under each lease is secured by the underlying equipment on the lease.

Future payments under capital lease obligations as of December 31, 2008 are as follows (in thousands):

2009	$5,913
2010	4,374
2011	5,303
2012	3,689
2013 and thereafter	8,168

27,447
Less: Amount representing interest	(4,863)

Capital lease obligation	$22,584

(c) Interest Rate Swap

In conjunction with its acquisition of Consent, the Company assumed an interest rate swap agreement with a European bank. The interest rate swap contract with the bank is based on a notional amount in Euros equivalent to approximately $4.2 million as of December 31, 2008, with a fixed rate of 4.07% against the three-month Euribor rate. The contract expires on July 1, 2010. As of December 31, 2008, the interest liability under the rate swap agreement had a fair value of approximately $102,000. The Company records the monthly change in the fair value of the agreement as an increase or decrease in interest expense. The purpose of the interest rate swap agreement is to manage the risk associated with fluctuations in interest rates.

(8) Income Taxes

Income tax expense comprises the following for the periods indicated (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2008	Year Ended December 31, 2007	Three Months Ended December 31, 2006	Nine Months Ended September 31, 2006
Current:
Federal	$10,736	$11,985	$2,851	$5,083
State	777	667	142	357
Foreign	972	92	48	11

	12,485	12,744	3,041	5,451

Deferred:
Federal	(1,048)	(1,752)	103	746
State	(66)	58	4	(378)
Foreign	176	52	(29)	37

	(938)	(1,642)	78	405

Income tax expense	$11,547	$11,102	$3,119	$5,856

The reconciliation between the Company’s income tax expense and the amounts computed by applying the U.S. federal income tax rates of 35% for the years ended December 31, 2008 and 2007, three months ended December 31, 2006 and nine months ended September 30, 2006 are as follows (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2008	Year Ended December 31, 2007	Three Months Ended December 31, 2006	Nine Months Ended September 31, 2006
Computed expected tax expense	$(5,392)	$10,617	$2,923	$5,677
Non-deductible stock-based compensation	47	28	—	—
Other permanent differences	496	15	62	19
Goodwill impairment	18,227	—	—	—
Increase (decrease) in income taxes resulting from:
State income tax expense, net of effect on federal liability	(197)	393	95	184
Foreign income taxed at different rates	(1,634)	49	39	(24)

	$11,547	$11,102	$3,119	$5,856

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31 are presented below (in thousands):

	2008	2007
Deferred tax assets:
Bad debt allowance	$379	$192
Accrued vacation pay	76	69
State taxes	241	159
Unearned revenue	1,228	1,357
Stock-based compensation	558	240
Interest expense	114	70

Gross deferred tax assets	2,596	2,087
Deferred tax liabilities:
Intangible assets	1,782	2,235
Depreciation and amortization	20,947	21,504
Foreign deferred tax liabilities	2,658	132
Deferred subpart F income	553	—
Change in accounting method	80	159

Net deferred tax liability	$23,424	$21,943

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

The Company has not reflected income taxes that would be payable to foreign taxing jurisdictions if the earnings of the group of corporations operating in those jurisdictions were to be transferred out of such jurisdictions, because such earnings are intended to be permanently reinvested in those countries. At December 31, 2008, cumulative earnings of approximately $2.3 million would be subject to income taxes of approximately $513,000 if such earnings of foreign corporations were transferred out of such jurisdictions in the form of dividends.

On January 1, 2007, the Company adopted FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognizes in the financial statements a tax uncertainty if it is more likely than not that the position will be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company has elected to record penalties and interest within income tax expense. The implementation of FIN 48 did not have a material effect on the Company’s financial statements.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

Unrecognized tax benefits at January 1, 2007	$—
Increases related to current year tax positions	1,752

Unrecognized tax benefits at December 31, 2007	$1,752
Increases related to current year tax positions	—

Unrecognized tax benefits at December 31, 2008	$1,752

The unrecognized tax benefits of approximately $1.8 million at December 31, 2008, if recognized, would reduce the Company’s effective tax rate. The Company accrued potential interest and penalties of $120,000 and $112,000 related to unrecognized tax benefits for the years ended December 31, 2008 and 2007, respectively. The Company did not have any unrecognized tax benefits for the three months ended December 31, 2006 and nine months ended September 30, 2006.

The Company’s tax returns are subject to examination by federal and foreign taxing authorities. The Company’s state income tax returns in the states of California, New Jersey and South Carolina are also subject to examination by state tax authorities. As of December 31, 2008, the statutes of limitation for tax examinations in the United States, California, New Jersey and South Carolina have not expired for tax returns filed for the years December 31, 2004 through 2007.

The Company does not believe the total amount of unrecognized tax benefits as of December 31, 2008 will increase or decrease significantly in the next twelve months.

(9) Related Party Transactions

On December 15 and 18, 2008, the Company sold a fleet of 20-foot dry van containers totaling $4.4 million to CAIJ Container Lease No. 1 (CCL No. 1), a Japanese limited liability company that is owned 99% by Japan Investment Adviser Co., Ltd. (JIA) and 1% by CAIJ , an 80%- owned subsidiary of CAI with the remaining 20% owned by JIA. JIA is owned and controlled by a Managing Director of CAIJ. Prior to the purchase of containers from the Company, CCL No. 1 had received approximately $4.5 million contribution from an unrelated Japanese investor, under an investment agreement allowed under Japanese commercial laws. The investment was used to purchase the containers from the Company. Under the terms of the agreement, CCL No. 1 will manage the operations of the investment but may outsource the whole or part of such operations to a third party. The profit/loss from the investment will belong to the investor.

Pursuant to its services agreement with investor, CCL No. 1 has outsourced the general management of the investment’s operations to CAIJ. CCL No. 1 has also entered into an equipment management service agreement with the Company whereby the Company will manage the leasing of equipment that it sold to CCL No. 1.

CCL No. 1 is a variable interest entity (VIE) in accordance with its definition under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51. The Company has a variable interest in the VIE by virtue of its 1% ownership of CCL No. 1 (through CAIJ) and relationship with JIA which is owned by a related party and owns the remaining 99% of the equity investment in CCL No. 1. The Company does not bear the risk of loss in the operations of CCL No. 1 and does not consolidate the VIE’s operations in its financial results as all the rights and obligations relating to the profits and losses of CCL No. 1 belong to the unrelated investor .

The Company’s sale of containers to CCL No. 1 has been recorded as a sale in the ordinary course of the business and the gain of $488,000 realized from this transaction was included in the total gain on sale of container portfolios.

(10) Capital Stock

The Company conducted its IPO on May 16, 2007 and sold 5.8 million shares of common stock at $15.00 per share and generated net proceeds of approximately $78.1 million, after deducting underwriting discounts and other offering expenses. The Company used part of the net proceeds from the IPO to pay the $37.5 million convertible subordinated note payable to Interpool and its $17.5 million term loan outstanding under its senior secured credit facility. The remaining $23.1 million in net proceeds was used to pay a portion of the amount outstanding under the Company’s revolving line of credit under its senior secured credit facility.

On August 12, 2008, the Company sold 750,000 shares of its common stock at $15.50 per share in conjunction with it secondary offering of 2,250,000 shares, which included 1.5 million shares owned by the Company’s Executive Chairman, Hiromitsu Ogawa. The Company’s share of $10.3 million (net of underwriting fees and expenses) from the sale of stock was used to pay part of the Company’s outstanding senior secured credit facility. The Company did not receive any proceeds from the sale of stock by Mr. Ogawa.

In addition to the sale of common stock, the Company received $478,000 from the exercise of 29,610 shares of stock options by a former officer of the Company.

(11) Stock–Based Compensation Plan

(a) Stock Options

The following table summarizes activity in the Company’s stock option plan for the year ended December 31, 2008:

	No. of Shares	Weighted Average Exercise Price
Outstanding options, December 31, 2007	546,120	$15.00
Options granted	22,500	$15.30
Options exercised	(29,610)	$15.00
Forfeitures	(88,830)	$15.00

Balance, December 31, 2008	450,180	$15.01

Weighted-average remaining term	8.4 years
Options vested and exercisable at:
December 31, 2007	None
December 31, 2008	191,946	$15.00

During 2008, 29,610 shares of stock options were exercised by a former officer of the Company at $15.00 per share from which the Company received $478,000, including $34,000 in tax benefits. The former officer also forfeited 88,830 unvested stock options when he left the Company in May 2008.

The fair value of the stock options granted by the Company is amortized on a straight-line basis over vesting periods of between one and 4 years and recorded as compensation expense. For the years ended December 31, 2008 and 2007, the Company recorded stock-based compensation expense of $828,000 and $629,000, respectively, relating to stock options granted to the Company’s officers and independent directors. As of December 31, 2008, the remaining unamortized stock-based compensation cost relating to stock options granted to the Company’s executive officers was approximately $1.4 million which is to be recognized over the remaining vesting period of 28.5 months. Unamortized stock-based compensation cost relating to independent directors’ options at December 31, 2008 was approximately $45,000 which is to be recognized over remaining vesting period of 4.5 months. The aggregate intrinsic value of all options outstanding as of December 31, 2008 was zero based on the closing price of the Company’s common stock of $3.17 per share.

(b) Restricted Stock Grant

The Company granted certain management employees stock bonuses aggregating 36,876 shares of restricted common stock with a fair value of $15.00 per share on May 15, 2007. The restricted stocks were granted without cost to employees and vest over three years. The compensation expense is amortized from grant date over three years on a straight line basis. If an employee resigns voluntarily or is terminated for “cause” (as defined in the stock grant documents), the employee will forfeit any unvested portion of the restricted stock award and the amortization of stock-based compensation expense will be adjusted prospectively and amortized over the remaining vesting period. The following table summarizes the activity relating to the Company’s restricted stock for the year ended December 31, 2008:

	No. of Shares	Weighted Average Grant Price
Unvested restricted stock balance, December 31, 2007	36,057	$14.93
Additional grant	—
Shares vested and issued	(12,019)	$14.93
Forfeitures	(470)	$15.00

Unvested restricted stock balance, December 31, 2008	23,568	$14.93

Weighted-average remaining vesting period	1.4 years

For the year ended December 31, 2008, 3,339 shares out of the 12,019 vested shares were withheld from employees to cover withholding taxes. The Company retired these 3,339 shares and paid the applicable taxes to federal and state taxing authorities. Compensation expense relating to restricted stock for the years ended December 31, 2008 and 2007 was $178,000 and $110,000, respectively. As of December 31, 2008, unrecognized compensation cost related to the restricted stock grants was approximately $243,000, which is expected to be recognized over a weighted average remaining vesting period of 16.6 months.

Compensation expense relating to stock options and restricted stock is recorded as a component of administrative expenses in the Company’s consolidated statements of operations.

(12) 401K Savings Plan

The Company established a 401(k) plan in January 1995 for certain eligible employees. Company contribution to this plan was entirely at the Company’s discretion. On October 1, 2007, the Company enhanced the plan to cover all of its U.S. employees. Under the enhanced provisions of the plan, an employee may contribute up to the statutory limit of his or her salary into the plan. The Company matches employee contributions up to 4% of qualified compensation. The Company’s contribution vests immediately. Company contribution to the plan for the years ended December 31, 2008 and 2007 was $166,000 and $39,000, respectively. During 2006, the Company made a one-time contribution of $53,000 to the plan.

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

A gain on disposition of used container equipment of $4.4 million was recognized for the year ended December 31, 2007 and is allocated to the container leasing segment as a reduction of operating expenses. It included a previously unrecorded gain of $214,000 that relates to equipment sold in prior periods that had been purchased as part of the operating leases that were terminated in 2005 and 2006.

(14) Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheets for cash, accounts receivable, and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

The carrying amount of the Company’s outstanding balance on its senior secured credit facility as of December 31, 2008 was estimated to have a fair value of approximately $197 million based on the fair value of estimated future payments calculated using the prevailing interest rates.

(15) Commitments and Contingencies

The Company utilizes certain office facilities and office equipment under non-cancelable operating lease agreements which generally have original terms of up to five years. Future minimum lease payments required under non-cancellable operating leases having an original term of more than one year as of December 31, 2008 are as follows (in thousands):

Office facilities and equipment
Year ending December 31:
2009	$1,055
2010	795
2011	159
2012	100
2013 and thereafter	57

$2,166

Office facility expense for the years ended December 31, 2008 and 2007, three months ended December 31, 2006, and nine months ended September 30, 2006 was $1.2 million, $1.1 million, $0.2 million, and $0.7 million, respectively, which is included in marketing, general and administrative expense in the statements of operations.

As of December 31, 2008 and 2007, the Company has one outstanding letter of credit of $328,000 that guarantees the Company’s obligations under certain operating lease agreements.

The Company has commitments to purchase approximately $2.4 million of container equipment as of December 31, 2008.

In the ordinary course of business, the Company executes contracts involving indemnifications standard in the industry and indemnifications specific to a transaction such as an assignment and assumption agreement. These indemnifications might include claims related to tax matters, governmental regulations, and contractual relationships. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim. The Company regularly evaluates the probability of having to incur costs associated with these indemnifications and as of December 31, 2008 there were no claims outstanding under such indemnifications nor does the Company believe any future claims are probable of occurring.

The Company entered into an amended and restated employment agreement with Mr. Hiromitsu Ogawa effective December 31, 2008 in connection with his position as Executive Chairman. The employment agreement is effective until October 31, 2010 and automatically renews for additional two-year periods, unless the agreement is terminated earlier for death, disability, company insolvency, “cause” or “good reason.” In addition, Mr. Ogawa may terminate the agreement with 30 days’ notice anytime. Mr. Ogawa is entitled to receive non-equity incentive plan compensation up to 100% of his salary if certain percentages of the Company’s budgeted pretax profit are achieved in a specific fiscal year.

The Company entered into an amended and restated employment agreement with Mr. Masaaki (John) Nishibori effective December 31, 2008 in connection with his position as President and Chief Executive Officer. The employment agreement is effective until October 31, 2010 and automatically renews for an additional two-year periods, unless the agreement is terminated earlier by the Company for death, disability, company insolvency or “cause,” by Mr. Nishibori for “good reason” or by either party with at least 90 days’ written notice prior to the end of the term. Mr. Nishibori will be entitled to receive a cash bonus of up to 100% of his salary if certain percentages of the Company’s budgeted pretax profit are achieved in a specific fiscal year.

The Company entered into an amended and restated employment agreement with Mr. Victor M. Garcia effective December 31, 2008 in connection with his position as Senior Vice President and Chief Financial Officer. The employment agreement is effective until October 31, 2009 and automatically renews for additional two-year periods, unless the agreement is terminated earlier by the Company for death, disability, company insolvency or “cause,” by Mr. Garcia for “good reason” or by either party with at least 90 days written notice prior to the end of the term. In addition to being eligible for discretionary cash bonuses, as a result of the successful completion of the Company’s IPO, Mr. Garcia will receive a cash bonus of $100,000 on November 1, 2009 and on November 1, 2010, so long as he remains employed by the Company on such dates. Mr. Garcia may also become entitled to an annual cash bonus of up to 40.0% of his base salary. This bonus is tied, in part, to the achievement of the Company’s annual earnings goals.

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

There are no inter-segment revenues.

With the exception of amortization of intangible assets and marketing, general and administrative expenses, operating expenses are allocated directly to the container leasing segment. Amortization of intangible assets relating to owned and third party contracts is allocated directly to the container leasing segment and container management segment, respectively. The amortization of remaining intangible assets relating to the trademark and software is allocated to the segments based on average segment TEUs during the year. Marketing, general and administrative expenses are also allocated to the segments based on average segment TEUs after direct allocation of bad debt expense to the container leasing segment. The Company makes its management decisions based on pretax income, and as such does not allocate income tax expense/benefit to its segments.

The allocation of assets between segments is determined by the direct allocation of the managed accounts receivable, the net carrying value of the intangible asset relating to third party contracts, $36.4 million of goodwill (subsequently impaired on December 31, 2008), and a portion of the intangible asset relating to trademark and software (determined based on the percentage of average TEUs of managed containers to total average TEUs), to the managed container segment. The remaining balance of total assets is allocated to the container leasing business.

The following tables show segment information for the Successor for the years ended December 31, 2008 and 2007 and three months ended December 31, 2006, and for the Predecessor for the nine months ended December 31, 2006, reconciled to the Company’s income before taxes as shown in its consolidated statements of income (in thousands):

	Year Ended December 31, 2008				Year Ended December 31, 2007
Successor	Container Leasing	Container Management	Unallocated	Total	Container Leasing	Container Management	Unallocated	Total
Container rental revenue	$56,436	$—	$—	$56,436	$38,148	$—	$—	$38,148
Management fee revenue	—	11,969	—	11,969	—	12,663	—	12,663
Gain on sale of container portfolios	—	12,443	—	12,443	—	12,855	—	12,855
Finance lease income	2,297	—	—	2,297	1,206	—	—	1,206

Total revenue	58,733	24,412	—	83,145	39,354	25,518	—	64,872

Depreciation of container rental equipment	15,824	—	—	15,824	8,805	—	—	8,805
Amortization of intangible assets	619	915	—	1,534	520	721	—	1,241
Impairment of container rental equipment	331	—	—	331	365	—	—	365
Gain on disposition of used container equipment	(4,155)	—	—	(4,155)	(4,400)	—	—	(4,400)
Gain on settlement of lease obligation	—	—	—	—	(780)	—	—	(780)
Equipment rental expense	20	—	—	20	961	—	—	961
Storage, handling and other expenses	4,854	—	—	4,854	3,077	—	—	3,077
Marketing, general and administrative expenses	7,025	13,190	—	20,215	5,262	10,510	—	15,772
Impairment of goodwill	13,849	36,398	—	50,247	—	—	—	—
Loss (gain) on foreign exchange	564	—	—	564	(104)	—	—	(104)

Total operating expenses	38,931	50,503	—	89,434	13,706	11,231	—	24,937

Operating income (loss)	19,802	(26,091)	—	(6,289)	25,648	14,287	—	39,935

Interest expense	9,346	—	—	9,346	10,406	—	—	10,406
Gain on extinguishment of debt	—	—	—	—	(681)	—	—	(681)
Interest income	—	—	(229)	(229)	—	—	(126)	(126)

Net interest expense	9,346	—	(229)	9,117	9,725	—	(126)	9,599

Income (loss) before income taxes	10,456	(26,091)	229	(15,406)	15,923	14,287	126	30,336
Income tax expense	—	—	11,547	11,547	—	—	11,102	11,102

Net income (loss)	$10,456	$(26,091)	$(11,318)	$(26,953)	$15,923	$14,287	$(10,976)	$19,234

Total assets	$384,716	$27,912	$—	$412,628	$296,508	$62,591	$—	$359,099

	Successor				Predecessor
	Three Months Ended December 31, 2006				Nine Months Ended September 30, 2006
	Container Leasing	Container Management	Unallocated	Total	Container Leasing	Container Management	Unallocated	Total
Container rental revenue	$9,383	$—	$—	$9,383	$24,228	$—	$—	24,228
Management fee revenue	—	3,569	—	3,569	—	8,530	—	8,530
Gain on sale of container portfolios	—	5,392	—	5,392	—	8,365	—	8,365
Finance lease income	267	—	—	267	927	—	—	927

Total revenue	9,650	8,961	—	18,611	25,155	16,895	—	42,050

Depreciation of container rental equipment	2,360	—	—	2,360	9,653	—	—	9,653
Amortization of intangible assets	127	180	—	307	—	—	—	—
Impairment of container rental equipment	81	—	—	81	270	—	—	270
Gain on disposition of used container equipment	(747)	—	—	(747)	(804)	—	—	(804)
Gain on settlement of lease obligation	—	—	—	—	—	—	—	—
Equipment rental expense	395	—	—	395	1,187	—	—	1,187
Storage, handling and other expenses	779	—	—	779	2,411	—	—	2,411
Marketing, general and administrative expenses	982	2,385	—	3,367	2,485	6,529	—	9,014
Loss (gain) on foreign exchange	22	—	—	22	(47)	—	—	(47)

Total operating expenses	3,999	2,565	—	6,564	15,155	6,529	—	21,684

Operating income	5,651	6,396	—	12,047	10,000	10,366	—	20,366

Interest expense	3,715	—	—	3,715	4,183	—	—	4,183
Interest income	—	—	(20)	(20)	—	—	(37)	(37)

Net interest expense	3,715	—	(20)	3,695	4,183	—	(37)	4,146

Income (loss) before income taxes	1,936	6,396	20	8,352	5,817	10,366	37	16,220
Income tax expense	—	—	3,119	3,119	—	—	5,856	5,856

Net income (loss)	$1,936	$6,396	$(3,099)	$5,233	$5,817	$10,366	$(5,819)	$10,364

Total assets	$217,693	$65,307	$—	$283,000	$181,692	$25,942	$—	$207,634

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

The capital markets are currently experiencing a high level of volatility and liquidity has become constrained across the debt and equity markets. Most of the container investor programs into which we sell container portfolios employ a certain amount of debt in order to increase investor equity returns. The uncertainty on future demand for containers from container shipping lines, the potential of lower than expected performance of existing investments in container funds and the more difficulty in container investors being able to access debt for future investment programs, increases the potential that the Company may not be able to sell container funds in the future. In such case, our revenue, net income and cash flow will be lower than otherwise and will limit the level of growth in our operating fleet that we might otherwise be able to attain.

(17) Revenue Concentration

Container Leasing Segment Concentration. Revenue from the Company’s ten largest container lessees represented 46.4% and 62.9% of the revenue from its container leasing segment for the years ended December 31, 2008 and 2007, respectively. Revenue from the Company’s single largest container lessee accounted for 12.0%, or $7.0 million and 11%, or $4.7 million, of revenue from its container leasing segment for the years ended December 31, 2008, and 2007, respectively. The $7.0 million and $4.7 million of revenue represented 8.5% and 7.2% of the Company’s total revenue for the years ended December 31, 2008 and 2007, respectively. The largest lessees of the Company’s owned fleet are often among the largest lessees of its managed fleet. The largest lessees of our managed fleet are responsible for a significant portion of the billings that generate our management fee revenue.

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

Container investors associated with the five independent investment arrangers represented 90.4% of the Company’s container management revenue for the year ended December 31, 2008. Revenue from the two largest container investors, IGB Container GmbH & Co. KG (IGB) and P&R Equipment and Finance Corp. (P&R), represented 44.2%, or $10.8 million, and 22.7% or $5.5 million, respectively, of revenue from the Company’s container management segment during the year ended December 31, 2008. The combined revenue of $16.3 million associated with the two largest investment arrangers represented 19.6% of total revenue for the year ended December 31, 2008. For the year ended December 31, 2007 container investors associated with the five independent investment arrangers represented 95.4% of the Company’s container management revenue. Revenue from the two largest container investors, IGB Container GmbH & Co. KG (IGB) and P&R Equipment and Finance Corp. (P&R), represented 48.0%, or $12.2 million, and 29.0%, or $7.4 million, respectively, of revenue from the Company’s container management segment during the year ended December 31, 2007. The combined revenue of $19.6 million associated with the two largest investment arrangers represented 30.1% of total revenue for the year ended December 31, 2007.

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

As of December 31, 2008, the Company was not meeting certain performance requirements contained under some of the management agreements with container investors. However, no container investor has notified the Company of its decision to terminate its management agreement and management does not expect any container investor to terminate its agreement with the Company.

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

The following table sets forth the reconciliation of basic and diluted net income per share for the Successor for the year ended December 31, 2008 and 2007, and three months ended December 31, 2006, and for the Predecessor for the nine months ended December 31, 2006. In accordance with SFAS No. 128, Earnings per Share, diluted net income per share takes into account the potential conversion of the convertible subordinated note payable and preferred stock purchased with cash to common stock using the “if-converted” method and the treasury stock method for stock options, restricted stock and preferred shares purchased with notes and accounted for as stock options.

	Successor			Predecessor
	Year Ended December 31, 2008	Year Ended December 31, 2007	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006
Numerator:
Net income (loss) available to common shareholders	$(26,953)	$13,657	$5,227	$11,828
Accretion (decretion) of preferred stock	—	—	6	(1,464)
Interest expense on $37.5 million convertible note, net of tax	—	548	689	—

Net income (loss) used in calculation of diluted earnings (loss) per share	$(26,953)	$14,205	$5,922	$10,364

Denominator:
Weighted average shares used in the calculation of basic earnings (loss) per share	17,406	14,713	10,584	21,168
Effect of dilutive securities:
Restricted common stock	—	4	—	—
Convertible preferred stock prior to IPO	—	—	565	567
$37.5 million convertible note	—	1,965	5,121	—

Weighted average shares used in the calculation of diluted earnings (loss) per share	17,406	16,682	16,270	21,735

Net income (loss) per share:
Basic	$(1.55)	$0.93	$0.49	$0.56
Diluted	$(1.55)	$0.85	$0.36	$0.48

The denominator used in the calculation of diluted loss per share for the years ended December 31, 2008 excluded options for 450,000 shares of common stock granted to officers and directors and 24,000 shares of restricted stocks granted to employees because their effect would have been antidilutive. The calculation of diluted earnings per share for the year ended December 31, 2007 excluded the add back of $5.6 million in accretion of preferred stock in the numerator and 237,000 shares of common stock in the denominator because their effect would have been anti-dilutive. In addition, the denominator used in calculating diluted earnings per share for the year ended December 31, 2007 excluded 546,000 shares of common stock granted to officers and directors because their effect would have been antidilutive.

(19) Selected Quarterly Financial Data (Unaudited)

The following table sets forth key interim financial information for the years ended December 31, 2008 and 2007:

	2008 Quarters Ended					2007 Quarters Ended
	Dec. 31		Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
	(in thousands, except per share amount)
Revenue	$22,728		$22,124	$20,642	$17,651	$18,870	$17,455	$14,034	$14,513
Operating Expenses	61,671		10,657	9,211	7,895	7,081	6,849	5,527	5,480
Operating income (loss)	(38,943)		11,467	11,431	9,756	11,789	10,606	8,507	9,033
Net income (loss)	(44,395)		5,889	6,264	5,289	6,110	5,401	4,111	3,612
Earnings (loss) per share available to common stockholders:
Basic	$(2.48	)(1)	$0.34	$0.37	$0.31	$0.36	$0.32	$0.29	$(0.19	)(2)
Diluted	(2.48)		$0.34	$0.37	$0.31	$0.36	$0.32	$0.23	$(0.19)

(1)	Basic loss per share available to common shareholders for the quarter ended December 31, 2008 includes the effect of goodwill impairment of $50.2 million or $2.81 loss per share.
(2)	Basic loss per share available to common shareholders for the quarter ended March 31, 2007 was calculated based on net loss available to common shareholders of $2.0 million which represents net income minus $5.6 million of accretion in the value of preferred stock.

Schedule II

Valuation Accounts

(In thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Deductions*	Balance at End of Period
Predecessor
September 30, 2006
Accounts receivable, allowance for doubtul accounts	$2,762	$383	$(912)	$2,233

Successor
October 1 to December 31, 2006
Accounts receivable, allowance for doubtul accounts	2,233	110	(1,298)	1,045
December 31, 2007
Accounts receivable, allowance for doubtul accounts	1,045	463	(978)	530
December 31, 2008
Accounts receivable, allowance for doubtul accounts	530	599	(85)	1,044

*	Primarily consists of write-offs, net of recoveries and other adjustments

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of CAI International, Inc. (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1, as amended, File No. 333-140496)

3.2	Amended and Restated Bylaws of CAI International, Inc. (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, dated March 10, 2009)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1, as amended, File No. 333-140496)

10.1	Amended and Restated Registration Rights Agreement, dated February 16, 2007, by and among CAI International, Inc., Hiromitsu Ogawa, Ogawa Family Trust dated 7/06/98, Ogawa Family Limited Partnership and DBJ Value Up Fund (incorporated by reference to Exhibit 10.7 of our Registration Statement on Form S-1, as amended, File No. 333-140496)

10.2*	Form of Indemnification Agreement between CAI International, Inc. and each of its current executive officers and directors (incorporated by reference to Exhibit 10.8 of our Registration Statement on Form S-1, as amended, File No. 333-140496)

10.3*	2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 of our Registration Statement on Form S-1, as amended, File No. 333-140496)

‡‡10.4	Second Management Agreement between Container Applications International, Inc. and P&R Equipment & Finance Corporation dated March 1, 1996 (incorporated by reference to Exhibit 10.11 of our Registration Statement on Form S-1, as amended, File No. 333-140496)

‡‡10.5

Management Agreement between Container Applications International, Inc, P&R Equipment & Finance Corporation and Interpool Containers Limited dated March 14, 2006 (incorporated by reference to Exhibit 10.12 of our Registration Statement on Form S-1, as amended, File

No. 333-140496)

10.6	Second Amended and Restated Revolving Credit Agreement, dated as of September 25, 2007, by and among CAI International, Inc., Container Applications Limited, various financial institutions, Bank of America, N.A. and the administrative agent, Banc of America Securities LLC as the arranger, LaSalle Bank National Association as the syndication agent and Union Bank of California, N.A. as the documentation agent (incorporated by reference to Exhibit 10.1 of our report on Form 8-K dated September 25, 2007)

10.7	Amendment No. 1 to that certain Second Amended and Restated Revolving Credit Agreement, dated as of February 26, 2008, by and among CAI International, Inc., Container Applications Limited, the guarantors listed on the signature pages thereto, various lenders, Bank of America, N.A. as administrative agent for itself and the other lenders and Union Bank of California, N.A. as co-agent for itself and the other lenders (incorporated by reference to Exhibit 10.1 of our report on Form 8-K dated February 26, 2008)

10.8*	Employment Agreement, as amended and restated, effective December 31, 2008, by and between CAI International, Inc. and Hiromitsu Ogawa
10.9*	Employment Agreement, as amended and restated, effective December 31, 2008 by and between CAI International, Inc. and Masaaki (John) Nishibori

10.10*	Employment Agreement, as amended and restated, effective November 1, 2008, by and between CAI International, Inc. and Victor M. Garcia

I

Exhibit No.	Description

10.20	Stock Purchase Agreement, dated as of April 30, 2008, between Container Applications Limited and BNS Consent Holding AS (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K, dated May 6, 2008, file No. 001-33388)

21.1	Subsidiaries of CAI International, Inc.

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the As Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the As Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan.
‡‡	Confidential treatment requested as to portions of this exhibit. Confidential information has been omitted and filed separately with the Securities and Exchange Commission.

II