Form 10-Q
period 2009-03-31
CAI International, Inc.
filed 2009-05-08
CIK 1388430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33388

CAI International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3109229
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Embarcadero Center, Suite 2101 San Francisco, California	94111
(Address of principal executive offices)	(Zip Code)

415-788-0100

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months
(or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common	April 30, 2009
Common Stock, $.0001 par value per share	17,920,778 shares

CAI INTERNATIONAL, INC.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and service development efforts. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words “may”, “might”, “should”, “estimate”, “project”, “plan”, “anticipate”, “expect”, “intend”, “outlook”, “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under “Risk Factors” below, as well as those identified in our Annual Report Form 10-K for the fiscal year ended December 31, 2008 filed on March 16, 2009, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our filings with the SEC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CAI International, Inc.

Consolidated Balance Sheets

(In thousands, except share information)

(UNAUDITED)

	March 31, 2009	December 31, 2008
ASSETS
Cash	$12,156	$28,535
Accounts receivable (owned fleet), net of allowance for doubtful accounts of $1,057 and $1,044 at March 31, 2009 and December 31, 2008, respectively	15,507	16,224
Accounts receivable (managed fleet)	22,503	24,683
Current portion of direct finance leases	5,715	6,108
Prepaid expenses	2,521	2,954
Deferred tax assets	1,924	1,924
Other current assets	4,051	563

Total current assets	64,377	80,991
Container rental equipment, net of accumulated depreciation of $87,160 and $86,936 at March 31, 2009 and December 31, 2008, respectively	303,845	310,397
Net investment in direct finance leases	13,005	14,003
Furniture, fixtures and equipment, net of accumulated depreciation of $741 and $722 at March 31, 2009 and December 31, 2008, respectively	575	629
Intangible assets, net of accumulated amortization of $3,490 and $3,081 at March 31, 2009 and December 31, 2008, respectively	6,103	6,608

Total assets	$387,905	$412,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$6,586	$4,682
Accrued expenses and other current liabilities	2,646	3,747
Due to container investors	17,789	23,847
Unearned revenue	4,621	4,542
Current portion of capital lease obligation	2,948	4,514
Rental equipment payable	774	3,905

Total current liabilities	35,364	45,237
Revolving credit facility	190,200	208,200
Capital lease obligation	17,996	18,070
Deferred income tax liability	25,213	25,348
Income taxes payable	2,004	1,983

Total liabilities	270,777	298,838

Stockholders’ equity:
Common stock, par value $.0001 per share ; authorized 84,000,000 shares; issued and outstanding, 17,920,778 shares at March 31, 2009, and December 31, 2008	2	2
Additional paid-in capital	102,930	102,706
Accumulated other comprehensive income	(2,863)	(2,022)
Retained earnings	17,059	13,104

Total stockholders’ equity	117,128	113,790

Total liabilities and stockholders’ equity	$387,905	$412,628

See accompanying notes to unaudited consolidated financial statements.

CAI International, Inc.

Consolidated Statements of Income

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Revenue:
Container rental revenue	$14,119	$11,446
Management fee revenue	2,493	2,910
Gain on sale of container portfolios	256	2,922
Finance lease income	708	373

Total revenue	17,576	17,651

Operating expenses:
Depreciation of container rental equipment	4,371	3,012
Amortization of intangible assets	408	312
Impairment of container rental equipment	36	95
Gain on disposition of used container equipment	(790)	(822)
Equipment rental expense	—	20
Storage, handling and other expenses	1,710	874
Marketing, general and administrative expense	4,915	4,448
Loss (gain) on foreign exchange	80	(44)

Total operating expenses	10,730	7,895

Operating income	6,846	9,756

Interest expense	1,302	2,023
Interest income	(4)	(47)

Net interest expense	1,298	1,976

Income before income taxes	5,548	7,780
Income tax expense	1,593	2,491

Net income	$3,955	$5,289

Net income per share:
Basic	$0.22	$0.31
Diluted	$0.22	$0.31
Weighted average shares outstanding :
Basic	17,897	17,109
Diluted	17,897	17,109

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$3,955	$5,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,425	3,048
Amortization of debt issuance costs	123	109
Amortization of intangible assets	408	312
Impairment of container rental equipment	36	95
Stock-based compensation expense	225	296
Loss (gain) on foreign exchange	48	(44)
Gain on sale of container portfolios	(256)	(2,922)
Gain on disposition of used container equipment	(790)	(822)
Deferred income taxes	(164)	(77)
Bad debt expense	13	(163)
Changes in other operating assets and liabilities:
Accounts receivable	2,836	(1,397)
Deposits, prepayments and other assets	(3,183)	350
Accounts payable, accrued expenses and other current liabilities	960	1,087
Due to container investors	(6,058)	8,296
Unearned revenue	140	447

Net cash provided by operating activities	2,718	13,904

Cash flows from investing activities:
Purchase of containers	(10,113)	(32,372)
Net proceeds from sale of container portfolios	2,822	22,157
Net proceeds from disposition of used container equipment	5,354	3,975
Purchase of furniture, fixtures and equipment	(10)	(54)
Receipt of principal payments from direct financing leases	1,523	852

Net cash used in investing activities	(424)	(5,442)

Cash flows from financing activities:
Proceeds from capital leases	354	—
Proceeds from bank debt	5,000	17,500
Principal payments on capital lease	(1,067)	(31)
Principal payments made on bank debt	(23,000)	—
Debt issuance costs	—	(284)

Net cash (used in) provided by financing activities	(18,713)	17,185

Effect on cash of foreign currency translation	40	141

Net (decrease) increase in cash	(16,379)	25,788
Cash at beginning of the period	28,535	8,433

Cash at end of the period	$12,156	$34,221

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$3,039	$2,365
Interest	1,300	1,768
Supplemental disclosure of non-cash investing and financing activity:
Transfer of container rental equipment to direct finance lease	220	1,215

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009 and 2008

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

(2)	Accounting Policies and Recent Accounting Pronouncements

(a) Accounting Policies

There have been no changes to the Company’s accounting policies other than those discussed in Note 2(b) below during the quarter ended March 31, 2009. Refer to Notes 2(a) through 2(n) to the consolidated financial statements in the Company’s Annual Report Form 10-K for the year ended December 31, 2008, filed with the SEC on March 16, 2009.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal years ended December 31, 2008 and 2007, included in the Company’s Annual Report Form 10-K filed with the U.S. Securities and Exchange Commission on March 16, 2009.

The accompanying unaudited consolidated financial statements include the accounts of the Company. All intercompany transactions have been eliminated in consolidation. Certain reclassifications have been made to the accompanying prior period financial statements to conform with the current year’s presentation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position as of March 31, 2009 and December 31, 2008, the results of operations for the three-months ended March 31, 2009 and 2008 and the Company’s cash flows for the three months ended March 31, 2009 and 2008. The results of operations and cash flows for the periods presented are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2009 or in any future period.

(b) Recent Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, Fair Value Measurement, which delays the effective date of Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurement, to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). SFAS No. 157 is applicable to impairment and business combination accounting. The Company does not have material financial assets or liabilities accounted for at fair value. The Company adopted the provisions of SFAS No. 157 on January 1, 2009 for non-financial assets and liabilities and there was no material impact on its consolidated results of operations and financial position.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and provides additional guidance on disclosure requirements. This FSP is effective for periods ending after June 15, 2009 and should be applied prospectively. This FSP is not expected to have a significant impact on the Company’s consolidated results and financial position for fiscal 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities- An amendment of SFAS No. 133. This statement requires enhanced disclosures about an entity’s derivative and hedging activities with the objective of improving the transparency of financial reporting. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this pronouncement did not have a significant impact on the Company’s financial reporting as the amount of the Company’s derivative contract is not material. See Note 4(c).

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets, (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” and also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 did not have an impact on the Company’s unaudited consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of generally accepted accounting principles (GAAP) and provides a framework, or hierarchy, for selecting the principles to be used in preparing U.S. GAAP financial statements for non-governmental entities. The hierarchy of authoritative accounting guidance is not expected to change current practice but is expected to facilitate the FASB’s plan to designate as authoritative its forthcoming codification of accounting standards. This pronouncement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly In Conformity With Generally Accepted Accounting Principles.

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP No. APB 14-1” or the “FSP”), which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers of applicable convertible debt instruments to account separately for the liability (debt) and equity (conversion option) components in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate. The FSP requires bifurcation of a component of the convertible debt, classification of that component as equity, and then accretion of the resulting discount on the debt as additional interest expense over the expected term of the debt. The FSP requires retrospective application to all periods presented.

On January 1, 2009, the Company adopted and retrospectively applied FSP No. APB 14-1 in connection with the Company’s $37.5 million convertible note to Interpool, Inc. that was executed in October 2006 and repaid in May 2007. The retrospective application of FSP No. APB 14-1 did not have a material impact on the Company’s results and financial position for the prior fiscal years 2006 and 2007. The adoption of FSP No. APB 14-1 did not have an impact on our financial position as of March 31, 2009 and December 31, 2008, the results of operations for the three-months ended March 31, 2009 and 2008 and the Company’s cash flows for the three months ended March 31, 2009 and 2008.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 applies to all financial instruments within the scope of Statement No. 107 held by publicly traded companies. This FSP amends Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt the disclosures required under this FSP in its subsequent filings with the SEC.

(3)	Intangible Assets

The Company amortizes intangible assets on a straight line basis over their estimated useful lives as follows:

Trademarks	1-10 years
Software	1-3 years
Contracts- third party	7 years
Contracts and customer relationships-owned equipment	5-7 years
Non-compete agreements	2-3 years

Total amortization expense for the three months ended March 31, 2009 and 2008 were $408,000 and $312,000, respectively. Intangible assets at March 31, 2009 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$1,280	$(347)	$933
Software	538	(452)	86
Contracts- third party	3,650	(1,303)	2,347
Contracts and customer relationships-owned equipment	3,976	(1,328)	2,648
Non-compete agreements	149	(60)	89

	$9,593	$(3,490)	$6,103

(4)	Revolving Credit Facility, Capital Lease Obligations and Interest Rate Swap

(a) Revolving Credit Facility

The Company has a senior secured line of credit agreement with a consortium of banks to finance the acquisition of assets and for general working capital purposes. This agreement was amended on May 27, 2008 to increase the maximum credit availability. As of March 31, 2009, the maximum credit commitment under the senior secured line of credit was $290.0 million.

The Company’s senior secured credit facility, including any amounts drawn on the facility, is secured by substantially all of the assets of the Company including the containers owned by the Company, the underlying leases thereon and the Company’s interest in any money received under such contracts. The facility may be increased under certain conditions described in the agreement governing the facility. In addition, there is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to the Company. These credit commitments are part of, and not in addition to, the total commitment provided under the agreement. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the senior secured credit facility. As of March 31, 2009, the interest rate under the amended agreement was approximately 1.6%. The agreement governing the Company’s senior secured credit facility also contains various financial and other covenants. It also includes certain restrictions on the Company’s ability to incur other indebtedness or pay dividends to stockholders. As of March 31, 2009, the Company was in compliance with the terms of the senior secured credit facility.

As of March 31, 2009, the outstanding balance under the Company’s senior secured revolving credit facility was $190.2 million. As of March 31, 2009, the Company had $99.5 million in availability under the senior secured credit facility (net of $328,000 in letters of credit) subject to our ability to meet the collateral requirements under the agreement governing the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default. The agreement under the Company’s senior secured credit facility will terminate on September 25, 2012.

(b) Capital Lease Obligations

Upon the acquisition of Consent in April 2008, the Company assumed Consent’s capital lease obligations of $25.7 million. As of March 31, 2009, and December 31, 2008 the capital lease obligations had a balance of $20.9 million and $22.6 million, respectively. The underlying obligations are denominated in U.S. Dollars and Euros at fixed and floating interest rates averaging 2.4% as of March 31, 2009 and maturity dates between September 2009 and June 2019. The liability under each lease is secured by the underlying equipment on the lease.

(c) Interest Rate Swap

        In conjunction with its acquisition of Consent, the Company assumed an interest rate swap agreement with a European bank. The interest rate swap contract with the bank is based on a notional amount in Euros equivalent to approximately $4.0 million as of March 31, 2009, with a fixed interest rate of 4.07% against the three-month Euribor rate. The contract expires on July 1, 2010. As of March 31, 2009, the interest liability under the rate swap agreement had a fair value of approximately $129,000. The Company records the monthly change in the fair value of the agreement as an increase or decrease in interest expense. The purpose of the interest rate swap agreement is to manage the risk associated with fluctuations in interest rates.

(5)	Stock–Based Compensation Plan

(a) Stock Options

There was no activity in the Company’s stock option plan during the first quarter ended March 31, 2009. The stock options granted by the Company to its senior officers during initial public offering of its commons stock in May 2007 have a vesting period of four years while stock options granted annually in May 2007 and 2008 to non-employee members of its board of directors have a vesting period of one year.

The fair value of the stock options granted by the Company was determined using the Black-Scholes-Merton pricing model and is amortized as compensation expense on a straight-line basis over their vesting periods. For the three months ended March 31, 2009 and 2008, the Company recorded stock-based compensation expense of $181,000 and $251,000, respectively, relating to stock options granted to the Company’s officers and independent directors. As of March 31, 2009, the remaining unamortized stock-based compensation cost relating to stock options granted to the Company’s executive officers was approximately $1.3 million which is to be recognized over the remaining vesting period of 25.5 months. Unamortized stock-based compensation cost relating to independent directors’ options at March 31, 2009 was approximately $15,000 which is to be recognized over a remaining vesting period of 1.5 months. The average remaining term of the stock options for officers and independent directors is approximately 8.2 years. The aggregate intrinsic value of all options outstanding as of March 31, 2009 was zero based on the closing price of the Company’s common stock of $2.83 per share.

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

There was no activity relating to the Company’s restricted stock for the three months ended March 31, 2009. For the three months ended March 31, 2009, compensation expense relating to restricted stocks for the three months ended March 31, 2009 and 2008 was $44,000 and $45,000, respectively. As of March 31, 2009, unrecognized compensation cost related to the restricted stock grants was approximately $199,000 which is expected to be recognized over a weighted average remaining vesting period of 13.6 months.

Compensation expense relating to stock options and restricted stock is recorded as a component of administrative expenses in the Company’s consolidated statements of income.

(6)	Income Taxes

The consolidated income tax expense for the three-month periods ended March 31, 2009 and 2008 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2009 and 2008, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes and the effect of certain permanent differences.

FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements a liability for tax uncertainty if it is not more likely than not that the position will be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company recorded a liability for unrecognized tax benefits of approximately $1.8 million as of December 31, 2008. There have been no material changes in unrecognized tax benefits at March 31, 2009. The Company does not believe the total amount of unrecognized tax benefits will increase or decrease significantly for the remainder of fiscal 2009.

The Company has included an estimated FIN 48 provision for interest and penalties of $86,000 in its calculation of effective tax rate for fiscal 2009. The impact of FIN 48 on the Company’s financial results for the quarter ended March 31, 2009 is not material and is included in the calculation of the Company’s annual effective tax rate of 28.7% for fiscal 2009. The lower effective tax rate of 28.7% for the three months ended March 31, 2009 as compared to 32.0% effective tax rate for the three months ended March 31, 2008 is due primarily to higher pretax income from foreign operations where statutory rates are lower than the U.S. income tax rates.

        The Company’s tax returns are subject to examination by federal, state and foreign taxing authorities. As of March 31, 2009, the statute of limitation for examining the Company’s federal income tax returns has not expired for the years ended December 31, 2005 through 2007. The Company’s state income tax returns in the state of California are currently being examined for fiscal 2005 and 2006. As of March 31, 2009, the statutes of limitation for tax examinations in the states of California, New Jersey and South Carolina have not expired for tax returns filed for the years ended December 31, 2004 through 2007.

(7)	Commitments and Contingencies

As of March 31, 2009, the Company had no material commitments and contingencies other than those described in Note 4 above.

(8)	Related Party Transaction

In December 2008 and March 2009, we sold fleets of 20-foot dry van containers aggregating $7.2 million to two separate Japanese entities that are both owned 99% by Japan Investment Adviser Co., Ltd. (JIA) and 1% by CAIJ. CAIJ is an 80%- owned subsidiary of CAI with the remaining 20% owned by JIA. JIA is owned and controlled by a Managing Director of CAIJ. Prior to the purchase of containers from the Company, the purchasing entities had received contributions totaling $7.5 million from two unrelated Japanese investors, under separate Japanese investment agreements allowed under Japanese commercial laws. The investments were used to purchase container equipment from the Company. Under the terms of the agreements, the two Japanese entities will separately manage each of the investments but may outsource the whole or part of each operation to a third party. The profit or loss from each investment will substantially belong to each respective investor.

Pursuant to its services agreement with investors, the two purchasing Japanese entities have outsourced the general management of both investment’s operations to CAIJ. The Japanese entities have also entered into an equipment management service agreement whereby the Company will manage the leasing of equipment that it sold to the two investors. The profit/loss from each investment will belong to its respective investor.

The two Japanese entities that purchased the containers from the Company are variable interest entities (VIEs) in accordance with their definition under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51. The Company has a variable interest in each VIE by virtue of its 1% ownership in each of the purchasing entities (through CAIJ) and relationship with JIA which is owned by a related party and owns the remaining 99% of the equity investment in each of the purchasing entities. The Company does not bear the risk of loss in the operations of both purchasing entities and does not consolidate the VIE’s operations in its financial results as all the rights and obligations relating to the profits and losses of the purchasing entities belong to the unrelated investor.

The Company’s sale of containers to the VIEs has been recorded as a sale in the ordinary course of the business and the gain aggregating $744,000 realized from both transactions was included in the total gain on sale of container portfolios during each period the sales occurred, including $256,000 gain on sale of container portfolios recognized during the three months ended March 31, 2009.

(9)	Comprehensive Income

The following table provides a reconciliation of the Company’s net income to comprehensive income (in thousands):

	Three Months Ended March 31
	2009	2008
Net income	$3,955	$5,289
Other comprehensive income:
Foreign currency translation adjustments	(841)	141

Total	$3,114	$5,430

(10)	Segment Information

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

The following tables show condensed segment information for the Company’s container leasing and container management segments for the three months ended March 31, 2009 and 2008, reconciled to the Company’s income before taxes as shown in its consolidated statements of income for such periods (in thousands). The Company makes its management decisions based on pre- tax income, and as such does not allocate income tax expense/benefit to its segments.

	Three Months Ended March 31, 2009				Three Months Ended March 31, 2008
	Container Leasing	Container Management	Unallocated	Total	Container Leasing	Container Management	Unallocated	Total
Total revenue	$14,827	$2,749	$—	$17,576	$11,819	$5,832	$—	$17,651
Operating expenses	7,182	3,548	—	10,730	4,647	3,248	—	7,895

Operating income (loss)	7,645	(799)	—	6,846	7,172	2,584	—	9,756
Net interest expense	1,302	—	(4)	1,298	2,023	—	(47)	1,976

Net income (loss) before income taxes	6,343	(799)	4	5,548	5,149	2,584	47	7,780
Income tax expense	—	—	1,593	1,593	—	—	2,491	2,491

Net income (loss)	$6,343	$(799)	$(1,589)	$3,955	$5,149	$2,584	$(2,444)	$5,289

Total assets	$362,367	$25,538	$—	$387,905	$350,488	$63,632	$—	$414,120

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

The following table sets forth the reconciliation of basic and diluted net income per share for the three months ended March 31, 2009 and 2008 (in thousands, except per share data).

	Three Months Ended March 31,
	2009	2008
Numerator:
Net income (loss) available to common shareholders used in the calculation of basic and diluted earnings per share	$3,955	$5,289
Denominator:
Weighted average shares used in the calculation of basic and diluted earnings per share	17,897	17,109
Net income (loss) per share:
Basic	$0.22	$0.31
Diluted	$0.22	$0.31

The calculation of diluted earnings per share for the three months ended March 31, 2009 excluded from the denominator 450,180 shares of stock options granted to officers and directors and 23,568 shares of restricted stocks because their effect would have been anti-dilutive. The calculation of diluted earnings per share for the three months ended March 31, 2008 excludes 546,000 stock options granted to officers and directors and 36,057 shares of restricted stocks because their effect would have been anti-dilutive.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 16, 2009. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

The financial information included in this discussion and in our consolidated financial statements may not be indicative of our consolidated financial position, operating results, changes in equity and cash flows in the future.

Overview

We are one of the world’s leading container leasing and management companies. We purchase new containers, lease them to container shipping lines and either retain them as part of our owned fleet or sell them to container investors for whom we then provide management services. In operating our fleet, we lease, re-lease and dispose of containers and contract for the repair, repositioning and storage of containers. As of March 31, 2009, our fleet comprised 777,000 twenty-foot equivalent units (TEUs) of containers. The following table shows the composition of our fleet as of March 31, 2009 and 2008 and our average fleet utilization for the three months ended March 31, 2009 and 2008:

	As of March 31, 2009	As of March 31, 2008
	(unaudited)
Managed fleet in TEUs	533,599	526,031
Owned fleet in TEUs	243,574	247,347

Total	777,173	773,378

	Three Months Ended March 31,
	2009	2008
	(unaudited)
Average fleet utilization rate for the period	85.5%	95.7%

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

We plan to increase both the number of owned containers as well as the number of managed containers in our fleet. During the three months ended March 31, 2009, we purchased approximately $7.0 million of new containers. We have slowed down the pace of acquisition for new containers in view of declining utilization and weak capital markets environment. We believe it is important to maintain a balance between the size of our owned fleet and our managed fleet in order to have multiple sources of revenue. In addition, with the acquisition of Consent on April 30, 2008, we have added palletwide containers, roll trailers and German swap bodies to our fleet to serve the European market.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

The following table summarizes our operating results for the three-month periods ended March 31, 2009 and 2008 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2009	2008	Amount	Percent
	(unaudited)
Total revenue	$17,576	$17,651	$(75)	(0.4)%
Operating expenses	10,730	7,895	2,835	35.9%
Net income	3,955	5,289	(1,334)	(25.2)%

Total revenue of $17.6 million for the three months ended March 31, 2009 was flat compared to the three months ended March 31, 2008, as increases in container rental revenue and finance lease income were offset by declines in gain on sale of container portfolios and management fee income. Operating expenses of $10.7 million for the quarter ended March 31, 2009 increased $2.8 million, or 35.9%, from $7.9 million for the same three-month period in 2008, mainly as a result of higher depreciation expense and marketing, general and administrative expenses, and increased storage, handling and other expenses,. Our net income decreased $1.3 million, or 25.2%, to $4.0 million for the three months ended March 31, 2009, from $5.3 million for the comparable period in 2008. The decrease in net income was primarily attributable to higher operating expenses, partly offset by lower interest expense and income tax expense compared to the three months ended March 31, 2008.

Revenue. The composition of our revenue is shown on our unaudited financial statements included in this filing. The following discussion explains the significant changes in the composition of our total revenue for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008:

Container Rental Revenue. Container rental revenue increased $2.7 million, or 23.4%, to $14.1 million for the three months ended March 31, 2009 from $11.4 million for the three months ended March 31, 2008. The increase in container rental revenue was principally due to our acquisition of Consent in April 2008. Without Consent, container rental revenue was flat compared to the same period in 2008 as the impact of higher average per diem rate for long-term leases was offset by the lower utilization of our containers.

Management Fee Revenue. Management fee revenue for the three months ended March 31, 2009 was $2.5 million, a decline of $417,000, or 14.3%, from $2.9 million for the same period in 2008. The lower utilization and increased expenses from recovery costs resulted in lower profitability in some of our investors’ portfolios. The lower profitability of some of our investor portfolios resulted in a lower management fee income.

Gain on Sale of Container Portfolios. Gain on sale of container portfolios of $256,000 for the three months ended March 31, 2009 was $2.7 million, or 91.2%, lower than the gain recognized for the three months ended March 31, 2008. The decrease was due primarily to the lower number of TEUs of containers sold during the three months ended March 31, 2009 as compared to the same three-month period in 2008.

Finance Lease Income. Finance lease income increased $335,000, or 89.8%, to $708,000 for the three months ended March 31, 2009 from $373,000 for the three months ended March 31, 2008. This increase was primarily due to higher number of DFL contracts in effect and higher average principal balance of existing direct finance leases during the three months ended March 31, 2009 compared to the same period last year.

Expenses. Details of our operating expenses for the three-month periods ended March 31, 2009 and 2008 are shown on our unaudited statements of income included in this filing. The following discussion explains the significant changes in expenses for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008:

Depreciation of Container Rental Equipment. Depreciation of container rental equipment increased by $1.4 million, or 45.1%, to $4.4 million for the three months ended March 31, 2009, from $3.0 million for the three months ended March 31, 2008. This increase was primarily due to our acquisition of Consent and to the greater percentage of newer containers in our owned fleet.

Amortization of Intangible Assets. Amortization expense relating to intangible assets for the three months ended March 31, 2009 increased $96,000, or 30.8%, to $408,000 from $312,000 during the same period last year. The increase resulted primarily from the added amortization expense attributable to intangible assets recorded in connection with the acquisition of Consent on April 30, 2008.

Gain on Disposition of Used Container Equipment. Gain on disposition of used container equipment decreased by $32,000, or 3.9%, to $790,000 for the three months ended March 31, 2009 from $822,000 for the three months ended March 31, 2008. The decrease primarily resulted from the lower margin on the sale of used containers during the first quarter ended March 31, 2009 as compared to the same quarter in 2008.

Storage, Handling and Other Expenses. Storage, handling and other expenses increased by $836,000, or 95.7%, to $1.7 million for the three months ended March 31, 2009, from $874,000 for the three months ended March 31, 2008. The increase was partly attributable to additional expense relating to the operations of Consent and partly due to the increased volume of units in storage as a result of lower utilization during the three months ended March 31, 2009 as compared to the same period in 2008.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased by $467,000, or 10.5%, to $4.9 million for the three months ended March 31, 2009 from $4.4 million for the three months ended March 31, 2008. The increase in marketing, general and administrative expenses was driven primarily by the additional expenses attributable to the operations of Consent and higher expenses for various professional fees.

Loss (gain) on foreign exchange. We incurred a loss of $80,000 on foreign exchange transactions for the three months ended March 31, 2009 compared to a gain of $44,000 during the three months ended March 31, 2008. Losses on foreign currency occurred when Consent and our U.K. subsidiary settled contracts denominated in U.S. dollars and remeasured liabilities denominated in U.S. dollars. The average exchange rates for the Euros and British Pound Sterling to U.S. dollar declined over the course of the quarter ended March 31, 2009 compared to the same period last year.

Net Interest Expense. Net interest expense of $1.3 million for the three months ended March 31, 2009 decreased $678,000, or 34.3%, from $2.0 million incurred during the three months ended March 31, 2008. The decrease in interest expense was due primarily to the lower interest rate, partly offset by higher average balance of our debt under our senior secured credit facility.

Income Tax Expense. Income tax expense for the three months ended March 31, 2009 was $1.6 million, an $898,000, or 36.0%, decrease from $2.5 million for the three months ended March 31, 2008. The decrease was due primarily to a lower pretax income and lower effective tax rate. Our effective tax rate for the quarter ended March 31, 2009 was 28.7% compared to 32.0% for the same quarter in 2008. The lower effective tax rate for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 is due primarily to higher pretax income from foreign operations where statutory rates are lower than the U.S. income tax rates.

Segment Information. The following table summarizes our results of operations for each of our business segments for the three-month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31,		Increase (Decrease)
	2009	2008	Amount	Percent
	(in thousands)
	(unaudited)
Container Leasing
Total revenue	$14,827	$11,819	$3,008	25.5%
Operating expenses	7,182	4,647	2,535	54.6
Interest expense	1,302	2,023	(721)	(35.6)

Income before taxes attributable to segment	$6,343	$5,149	$1,194	23.2

Container Management
Total revenue	$2,749	$5,832	$(3,083)	(52.9)%
Operating expenses	3,548	3,248	300	9.2

Income (loss) before taxes attributable to segment	$(799)	$2,584	$(3,383)	(130.9)

Container Leasing. Total revenue from our container leasing segment increased $3.0 million, or 25.5%, to $14.8 million for the three months ended March 31, 2009 from $11.8 million during the three months ended March 31, 2008. The increase was primarily due to the acquisition of Consent in April 2008 and a $335,000 increase in finance lease income.

Total operating expenses for the container leasing segment increased $2.5 million, or 54.6%, to $7.2 million for the three months ended March 31, 2009 from $4.6 million for the three months ended March 31, 2008. The increase was primarily due to higher depreciation of container rental equipment which increased $1.4 million due primarily to our acquisition of Consent and to the greater percentage of newer containers in our owned fleet. In addition, storage, handling and other expenses increased $836,000 due to increased volume of containers in storage resulting from lower utilization.

Interest expense for the quarter ended March 31, 2009 decreased $721,000, or 35.6%, to $1.3 million compared to $2.0 million for the same quarter last year. The decrease in interest expense was due primarily to lower interest rates that were partly offset by the higher average balance of our debt under our senior secured credit facility, and the addition of interest expense on Consent’s capital lease obligations.

Container Management. A significant decline in total revenue and higher operating expenses at our container management segment resulted in a loss before taxes of $799,000 attributable to this segment for the three months ended March 31, 2009 as compared to income before taxes of $2.6 million for the same period in 2008. Total revenue of $2.7 million from our container management segment for the three months ended March 31, 2009 was $3.1 million, or 52.9%, lower than the $5.8 million revenue from our container management segment for the three months ended March 31, 2008. This decrease in revenue was primarily due to a $2.7 million, or 91.2%, decrease in gain on sale of container portfolios, and the $417,000, or 14.3%, decline in management fee revenue compared to the three months ended March 31, 2008. The decrease in gain on sale of container portfolios was due to the fewer number of TEUs of containers sold during the first quarter of 2009 as compared to the same quarter in 2008.

Total operating expenses of $3.5 million for the container management segment for the three months ended March 31, 2009 increased $300,000, or 9.2%, from $3.2 million for the three months ended March 31, 2008, as a result of higher marketing, general and administrative expenses.

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

As of March 31, 2009, the maximum credit available under our existing senior secured credit agreement is $290.0 million. Our senior secured credit facility is secured by substantially all of our assets, including our containers and the underlying leases thereon and our interest in any money received under such contracts. The facility may be increased under certain conditions described in the agreement. In addition, there is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The amended agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to us. These credit commitments are part of, and not in addition to, the total commitment of $290.0 million. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar Rate loans as defined in the senior secured credit facility. As of March 31, 2009 the interest rate on our senior secured credit facility was 1.6%. The agreement under our senior secured credit facility will expire on September 25, 2012.

As of March 31, 2009, we had $99.5 million (net of $328,000 in letters of credit) in availability under our senior secured credit facility, subject to our ability to meet the collateral requirements under the agreement governing our senior secured credit facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

We intend to use our senior secured credit facility primarily to fund the purchase of containers in the future. We have typically used the proceeds from sales of container portfolios to container investors to repay our senior secured credit facility. As we expand our owned fleet, our senior secured credit facility balance will be higher, which will result in higher interest expense. In addition to customary events of default, our senior secured credit facility contains financial covenants that require us to maintain certain ratios in our financial statements. As of March 31, 2009, we were in compliance with the financial covenants in our senior secured credit facility.

The capital leases of Consent, which are denominated in U.S. dollars and Euros, are financed by various European banks and financial institutions and secured by their underlying assets. As of March 31, 2009, our capital lease obligations totaled $20.9 million.

On August 12, 2008, we sold 750,000 shares of its common stock at $15.50 per share in conjunction with our secondary offering of 2,250,000 shares including 1.5 million shares owned by the Company’s Executive Chairman, Hiromitsu Ogawa. The Company’s share of $10.3 million (net of underwriting fees and expenses) from the sale of stock was used to pay part of the Company’s outstanding senior secured credit facility.

Cash Flow

The following table sets forth certain cash flow information for the three month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
	(unaudited)
Net income	$3,955	$5,289
Adjustments to income	(1,237)	8,615

Net cash provided by operating activities	2,718	13,904
Net cash used in investing activities	(424)	(5,442)
Net cash (used in) provided by financing activities	(18,713)	17,185
Effect on cash of foreign currency translation	40	141

Net (decrease) increase in cash	(16,379)	25,788
Cash at beginning of period	28,535	8,433

Cash at end of period	$12,156	$34,221

Cash Flows From Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2009 and 2008 were $2.7 million and $13.9 million, respectively. The net increase in cash attributable to operating activities during the three months ended March 31, 2009 was primarily due to adjusted net income of $8.0 million after adding back depreciation, amortization and other non-cash items to the net income of $4.0 million, a decrease of $2.8 million in accounts receivable, and increases totaling $1.1 million in unearned revenue, accounts payable, accrued expenses and other current liabilities. This was partly offset by a decrease of $6.1 million in amount due to container investors and a $3.2 million increase in deposits, prepayments and other assets.

The net increase in cash attributable to operating activities during the three months ended March 31, 2008 was primarily due to an adjusted net income of $5.1 million after adding back depreciation, amortization and other non-cash items, and an increase in amount due to container investors, accounts payable, accrued expenses and other current liabilities and unearned revenue of $9.8 million. This was partly offset by a decrease of $1.4 million in accounts receivable.

Cash Flows From Investing Activities

Net cash used in investing activities was $424,000 for the three months ended March 31, 2009 compared to $5.4 million for the three months ended March 31, 2008. We reduced our purchase of container equipment in view of declining utilization and weak economic and capital markets environment. Cash usage during the three months ended March 31, 2009 from purchases of containers was $10.1 million compared to $32.4 million during the same period in 2008. Cash used to purchase containers during the quarter ended March 31, 2009 was partly offset by net proceeds from the sale of container portfolios and from the disposition of used container equipment aggregating $8.2 million and receipt of $1.5 million of principal payments from direct financing leases. Cash used to purchase containers during the quarter ended March 31, 2008 was partly offset by net proceeds from the sale of container portfolios and from the disposition of used container equipment aggregating $26.1 million and receipt of $852,000 of principal payments from direct financing leases.

Cash Flows From Financing Activities

Net cash used in financing activities for the three months ended March 31, 2009 was $18.7 million compared to $17.2 million provided by financing activities for the three months ended March 31, 2008. For the three months ended March 31, 2009, we borrowed $5.0 million from our senior secured credit facility and made payments of $23.0 million. We also borrowed $354,000 to finance our capital leases and made principal payments thereof of $1.1 million. For the three months ended March 31, 2008, cash from financing activities was provided primarily by the proceeds of $17.5 million from borrowing on our senior secured credit facility.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments by due date as of March 31, 2009:

	Payments Due by Period
	Total	1 year	1-2 years	2-3 years	3-4 years	4-5 years	>5 years
Total debt obligations:
Senior secured credit facility	$190,200	$—	$—	$—	$190,200	$—	$—
Interest expense (1)	12,091	3,421	3,370	3,254	1,681	153	212
Rental equipment payable	774	774	—	—	—	—	—
Rent, office facilities and equipment	1,865	1,007	589	153	79	37	—
Capital lease obligations	20,944	2,948	4,448	3,668	3,025	2,099	4,756
Container purchases commitments	916	916	—	—	—	—	—

Total contractual obligations	$226,790	$9,066	$8,407	$7,075	$194,985	$2,289	$4,968

(1)

Our estimate of interest expense commitment includes $10.3 million relating to our senior secured credit facility and $1.8 million relating to our capital lease obligations. The calculation of interest related to our senior secured credit facility assumes that the interest rate of 1.6% as of March 31, 2009 on our senior secured credit facility will remain at the same interest level over the next five years. We expect that the interest rate will vary over time based upon fluctuations in the underlying indexes upon which this interest rate is based. The interest relating to our capital lease obligations was based on an assumed weighted average interest rate of 2.4% over the above periods.

Our senior secured credit facility provides for a maximum total commitment amount of up to $290.0 million in revolving line of credit. Loans under our senior secured credit facility bear interest at variable rates based on the Eurodollar rate or a Base Rate as defined in the agreement governing our senior secured credit facility, plus a margin that adjusts depending on a certain financial criterion. In addition, there is a commitment fee on the unused amount of the total commitment which is payable quarterly in arrears. The senior secured credit facility provides that swing line loans (up to $10.0 million in the aggregate) and standby letters of credit (up to $15.0 million in the aggregate) will be available to us. These credit commitments are part of, and not in addition to, the total commitment of $290.0 million under our senior secured credit facility. As of March 31, 2009, our senior secured credit facility had a balance of $190.5 million (including $328,000 of letters of credit). This loan agreement will terminate on September 25, 2012.

We acquired Consent in April 2008 and assumed its capital lease obligations of $25.7 million. The capital lease obligations are denominated in U.S. dollars and Euros and had a balance of $20.9 million as of March 31, 2009.

Off-Balance Sheet Arrangements

As of March 31, 2009, we had no off-balance sheet arrangements or obligations other than noted below. An off-balance sheet arrangement includes any contractual obligation, agreement or transaction arrangement involving an unconsolidated entity under which we would have: (1) retained a contingent interest in transferred assets; (2) an obligation under derivative instruments classified as equity; (3) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing, hedging or research and development services with us; or (4) made guarantees.

In December 2008 and March 2009, we sold fleets of 20-foot dry van containers aggregating $7.2 million to two Japanese entities that are both owned 99% by Japan Investment Adviser Co., Ltd. (JIA) and 1% by CAIJ. CAIJ is an 80%- owned subsidiary of CAI with the remaining 20% owned by JIA. JIA is owned and controlled by a Managing Director of CAIJ. Prior to the purchase of containers from the Company, the purchasing entities had received contributions totaling $7.5 million from two unrelated Japanese investors, under separate Japanese investment agreements allowed under Japanese commercial laws. The investments were used to purchase container equipment from the Company. Under the terms of the agreement, the two Japanese entities will separately manage each of the investments but may outsource the whole or part of each operation to a third party. The profit/loss from each investment will substantially belong to each respective investor.

Pursuant to its services agreement with investors, the two purchasing Japanese entities have outsourced the general management of both investment’s operations to CAIJ. The Japanese entities have also entered into an equipment management service agreement whereby the Company will manage the leasing of equipment that it sold to the two investors. The profit/loss from each investment will belong to its respective investor. (See Note 8 to our unaudited consolidated financial statements).

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the disclosures made in Management’s Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report Form 10-K at December 31, 2008 filed with the SEC on March 16, 2009.

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

Foreign Exchange Rate Risk. Although we have significant foreign-based operations, the U.S. dollar is our primary operating currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. We had equipment sales in British Pound Sterling, Euros and Japanese Yen and incurred overhead costs in foreign currencies, primarily in British Pound Sterling and Euros. Consent has significant amounts of revenue as well expenses denominated in Euro, Swedish Kroner and Norwegian Kroner. During the three months ended March 31, 2009 the U.S. dollar has increased in value in relation to other major foreign currencies (such as the Euro and British Pound Sterling). The increase in the U.S. dollar has decreased our revenues and expenses denominated in foreign currencies. The increase in the value of the U.S. dollar relative to foreign currencies will also result in U.S. dollar denominated liabilities held at some of our foreign subsidiaries to increase in value relative to the foreign subsidiaries’ local currencies. If the value of the U.S. dollar continues to increase in relation to foreign currencies, such increase may have a significant impact on our future operating results.

Interest Rate Risk. The nature of our business exposes us to market risk arising from changes in interest rates to which our variable-rate debt is linked. In conjunction with its acquisition of Consent, the Company assumed an interest rate swap agreement with a European bank. The interest rate swap contract with the bank is based on a notional amount in Euros equivalent to approximately $4.0 million as of March 31, 2009, with a fixed rate of 4.07% against the three-month Euribor rate. The contract expires on July 1, 2010. As of March 31, 2009, the liability under the rate swap agreement had a fair value of approximately $129,000.

As of March 31, 2009 the principal amount of debt outstanding under the variable-rate arrangement of our senior secured credit facility was $190.2 million. In addition, the capital lease obligations we assumed in conjunction with the acquisition of Consent had a balance of $20.9 million as of March 31, 2009 and have variable interest rates. A 1.0% increase or decrease in underlying interest rates for these obligations will increase or decrease interest expense by approximately $2.1 million annually assuming debt remains constant at the March 31, 2009 levels.

Credit Risk

We maintain detailed credit records about the container lessees for our total fleet. Our credit policy sets different maximum exposure limits for our container lessees. Credit criteria may include, but are not limited to, container lessee trade route, country, social and political climate, assessments of net worth, asset ownership, bank and trade credit references, credit bureau reports, including those from Dynamar, operational history and financial strength. We monitor container lessees’ performance and lease exposures on an ongoing basis, and our credit management processes are aided by the long payment experience we have with most of the container lessees for our total fleet and our broad network of long- standing relationships in the shipping industry that provide current information about the container lessees for our total fleet. In managing this risk we also make an allowance for doubtful accounts. The allowance for doubtful accounts is developed based on two key components: (1) specific reserves for receivables where management believes full collection is doubtful; and (2) a general reserve for estimated losses inherent in the receivables. The general reserve is estimated by applying certain percentage ranging from 1.0% on accounts that are one to thirty days overdue, to 100% on accounts that are one year overdue. An allowance of $1.1 million has been established against non-performing receivables as of March 31, 2009. No receivable was written off for the three months ended March 31, 2009.

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

Based upon the required evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that as of March 31, 2009 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Before making an investment decision, investors should carefully consider the risks described in the risk factors in Part 1: Item 1A of our Annual Report Form 10-K for the year ended December 31, 2008 filed with the SEC on March 16, 2009. The risks described in the aforementioned filing are not the only ones facing our company. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations. Any of these risks could adversely affect our business, cash flows, financial condition and results of operations. The trading price of our common stock could further decline due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this 10-Q filing.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

a. None

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS.

10.1	Amended and Restated Employment Agreement with Masaaki Nishibori dated April 9, 2009.

10.2	Amended and Restated Employment Agreement with Victor Garcia dated April 9, 2009.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CAI INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAI International, Inc. (Registrant)

May 8, 2009	/s/ MASAAKI (JOHN) NISHIBORI
Masaaki (John) Nishibori
President and Chief Executive Officer
(Principal Executive Officer)

May 8, 2009	/s/ VICTOR M. GARCIA
Victor M. Garcia
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)