Form 10-Q
period 2009-06-30
CAI International, Inc.
filed 2009-08-07
CIK 1388430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common	July 31, 2009
Common Stock, $.0001 par value per share	17,917,417 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CAI International, Inc.

Consolidated Balance Sheets

(In thousands, except share information)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash	$13,855	$28,535
Accounts receivable (owned fleet), net of allowance for doubtful accounts of $756 and $1,044 at June 30, 2009 and December 31, 2008, respectively	14,749	16,224
Accounts receivable (managed fleet)	22,895	24,683
Current portion of direct finance leases	5,412	6,108
Prepaid expenses	2,195	2,954
Deferred tax assets	2,704	1,924
Other current assets	1,805	563

Total current assets	63,615	80,991

Container rental equipment, net of accumulated depreciation of $ 84,680 and $86,936 at June 30, 2009 and December 31, 2008, respectively	300,986	310,397

Net investment in direct finance leases	10,644	14,003
Furniture, fixtures and equipment, net of accumulated depreciation of $827 and $722 at June 30, 2009 and December 31, 2008, respectively	545	629
Intangible assets, net of accumulated amortization of $3,891 and $3,081 at June 30, 2009 and December 31, 2008, respectively	5,806	6,608

Total assets	$381,596	$412,628

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$8,302	$4,682
Accrued expenses and other current liabilities	1,195	3,747
Due to container investors	16,068	23,847
Unearned revenue	4,821	4,542
Current portion of capital lease obligation	3,090	4,514
Rental equipment payable	5,067	3,905

Total current liabilities	38,543	45,237

Revolving credit facility	175,200	208,200
Deferred income tax liability	26,053	25,348
Capital lease obligation	17,870	18,070
Income taxes payable	2,026	1,983

Total liabilities	259,692	298,838

Stockholders’ equity:
Common stock, par value $.0001 per share ; authorized 84,000,000 shares; issued and outstanding, 17,917,417 shares and 17,920,778 shares at June 30, 2009, and December 31, 2008, respectively	2	2
Additional paid-in capital	103,150	102,706
Accumulated other comprehensive loss	(1,640)	(2,022)
Retained earnings	20,392	13,104

Total stockholders’ equity	121,904	113,790

Total liabilities and stockholders’ equity	$381,596	$412,628

See accompanying notes to unaudited consolidated financial statements.

CAI International, Inc.

Consolidated Statements of Income

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
Container rental revenue	$13,457	$13,822	$27,576	$25,268
Management fee revenue	2,101	3,030	4,594	5,940
Gain on sale of container portfolios	497	3,295	753	6,217
Finance lease income	606	495	1,314	868

Total revenue	16,661	20,642	34,237	38,293

Operating expenses:
Depreciation of container rental equipment	4,222	3,720	8,593	6,732
Amortization of intangible assets	400	389	808	701
Impairment of container rental equipment	25	107	61	202
Gain on disposition of used container equipment	(611)	(1,472)	(1,401)	(2,294)
Equipment rental expense	—	—	—	20
Storage, handling and other expenses	2,426	1,350	4,136	2,224
Marketing, general and administrative expense	4,777	5,168	9,692	9,616
Gain on foreign exchange	(83)	(51)	(3)	(95)

Total operating expenses	11,156	9,211	21,886	17,106

Operating income	5,505	11,431	12,351	21,187

Interest expense	1,050	2,080	2,352	4,103
Interest income	(3)	(123)	(7)	(170)

Net interest expense	1,047	1,957	2,345	3,933

Income before income taxes	4,458	9,474	10,006	17,254

Income tax expense	1,125	3,210	2,718	5,701

Net income	$3,333	$6,264	$7,288	$11,553

Net income per share:
Basic	$0.19	$0.37	$0.41	$0.68
Diluted	$0.19	$0.37	$0.41	$0.67

Weighted average shares outstanding:
Basic	17,901	17,113	17,899	17,111
Diluted	17,901	17,122	17,899	17,118

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$7,288	$11,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,702	6,816
Amortization of debt issuance costs	246	229
Amortization of intangible assets	808	701
Impairment of container rental equipment	61	202
Stock-based compensation expense	456	554
Gain on foreign exchange	(169)	(95)
Gain on sale of container portfolios	(753)	(6,217)
Gain on disposition of used container equipment	(1,401)	(2,294)
Deferred income taxes	(381)	(211)
Bad debt expense	(45)	(100)
Changes in other operating assets and liabilities:
Accounts receivable	3,371	(2,595)
Prepaid expenses and other assets	(724)	566
Accounts payable, accrued expenses and other current liabilities	1,204	179
Due to container investors	(7,779)	2,332
Unearned revenue	274	110

Net cash provided by operating activities	11,158	11,730

Cash flows from investing activities:
Purchase of containers	(10,389)	(87,205)
Acquisition of Consent Equipment AB, net of cash acquired	—	(14,566)
Net proceeds from sale of container portfolios	5,840	43,975
Net proceeds from disposition of used container equipment	10,349	9,076
Purchase of furniture, fixtures and equipment	(24)	(75)
Receipt of principal payments from direct financing leases	2,751	2,530

Net cash provided by (used in) investing activities	8,527	(46,265)

Cash flows from financing activities:
Proceeds from capital leases	354	—
Proceeds from bank debt	5,000	55,500
Principal payments on capital leases	(2,110)	(1,164)
Principal payments made on bank debt	(38,000)	(10,000)
Debt issuance costs	—	(340)

Net cash (used in) provided by financing activities	(34,756)	43,996

Effect on cash of foreign currency translation	391	335

Net (decrease) increase in cash	(14,680)	9,796
Cash at beginning of the period	28,535	8,433

Cash at end of the period	$13,855	$18,229

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$5,964	$6,073
Interest	2,113	3,407
Supplemental disclosure of non-cash investing and financing activity:
Transfer of container rental equipment to direct finance lease	546	8,836
Transfer of container rental equipment off direct finance lease	1,810	—

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009 and 2008

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

(2) Accounting Policies and Recent Accounting Pronouncements

(a) Accounting Policies

There have been no changes to the Company’s accounting policies during the six months ended June 30, 2009 other than that mentioned in Note 2(b) below relating to the accounting for convertible debt instrument under Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP No. APB 14-1”) . Also refer to Notes 2(a) through 2(n) to the consolidated financial statements in the Company’s Annual Report Form 10-K for the year ended December 31, 2008, filed with the SEC on March 16, 2009.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2008 and 2007, included in the Company’s Annual Report Form 10-K filed with the U.S. Securities and Exchange Commission on March 16, 2009.

The accompanying unaudited consolidated financial statements include the accounts of the Company. All intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position as of June 30, 2009 and December 31, 2008, the results of operations for the three and six months ended June 30, 2009 and 2008 and the Company’s cash flows for the six months ended June 30, 2009 and 2008. The results of operations and cash flows for the periods presented are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2009 or in any future period.

Management performed an evaluation of the Company’s activities through the filing of this Form 10-Q and has concluded there is no significant subsequent events requiring disclosure through August 7, 2009.

(b) Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets, (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” and also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 did not have an impact on the Company’s unaudited consolidated financial statements.

In May 2008, the FASB issued the aforementioned FSP No. APB 14-1 (or the “FSP”), which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers of applicable convertible debt instruments to account separately for the liability (debt) and equity (conversion option) components in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate. The FSP requires bifurcation of a component of the convertible debt, classification of that component as equity, and then accretion of the resulting discount on the debt as additional interest expense over the expected term of the debt. The FSP requires retrospective application to all periods presented.

On January 1, 2009, the Company adopted and retrospectively applied FSP No. APB 14-1 in connection with the Company’s $37.5 million convertible note to Interpool, Inc. that was executed in October 2006 and repaid in May 2007. The retrospective application of FSP No. APB 14-1 did not have a material impact on the Company’s results and financial position for the prior fiscal years 2006 and 2007. The adoption of FSP No. APB 14-1 did not have an impact on the Company’s financial position as of June 30, 2009 and December 31, 2008, the results of operations for the three and six months ended June 30, 2009 and 2008 and the Company’s cash flows for the six months ended June 30, 2009 and 2008.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 applies to all financial instruments within the scope of Statement No. 107 held by publicly traded companies. This FSP amends Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has adopted the disclosures required under this FSP in this filing with the SEC.

In May 2009, the FASB issued Statement No. 165, Subsequent Events, to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company has adopted the disclosures required under this pronouncement in this filing with the SEC.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (SFAS No. 166). SFAS No. 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS No. 166 will be effective for transfers of financial assets in fiscal years beginning after November 15, 2009 and in interim periods within those fiscal years, with earlier adoption prohibited. The Company is currently assessing the potential impacts, if any, that SFAS No. 166 will have on its consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS No. 167). SFAS No. 167 eliminates FASB Interpretation No. 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS No. 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying FASB Interpretation No. 46(R)’s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009, with earlier adoption prohibited. The Company is currently assessing the potential impacts, if any, that SFAS No. 167 will have on its consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification™ (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The application of the provisions of SFAS 168 may result in revisions to the Company’s references to accounting guidance; however, the Company does not expect any impact to its financial position, results of operations or cash flows.

(3) Intangible Assets

The Company amortizes intangible assets on a straight line basis over their estimated useful lives as follows:

Trademarks	1-10 years
Software	1-3 years
Contracts- third party	7 years
Contracts and customer relationships-owned equipment	5-7 years
Non-compete agreements	2-3 years

Total amortization expense for the three months ended June 30, 2009 and 2008 were $400,000 and $389,000, respectively, and $808,000 and $701,000 for the six months ended June 30, 2009 and 2008, respectively. Intangible assets as of June 30, 2009 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$1,280	$(382)	$898
Software	538	(496)	42
Contracts- third party	3,650	(1,434)	2,216
Contracts and customer relationships-owned equipment	4,074	(1,504)	2,570
Non-compete agreements	155	(75)	80

	$9,697	$(3,891)	$5,806

(4) Revolving Credit Facility, Capital Lease Obligations and Interest Rate Swap

(a) Revolving Credit Facility

The Company has a senior secured line of credit agreement with a consortium of banks to finance the acquisition of assets and for general working capital purposes. This agreement was amended on May 27, 2008 to increase the maximum credit availability. As of June 30, 2009, the maximum credit commitment under the senior secured line of credit was $290.0 million.

The Company’s senior secured credit facility, including any amounts drawn on the facility, is secured by substantially all of the assets of the Company including the containers owned by the Company, the underlying leases thereon, the Company’s interest in any money received under such contracts and a pledge of the stock of the Company’s subsidiaries. The facility may be increased under certain conditions described in the agreement governing the facility. In addition, there is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to the Company. These credit commitments are part of, and not in addition to, the total commitment provided under the agreement. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the senior secured credit facility. As of June 30, 2009, the interest rate under the amended agreement was approximately 1.3%. The agreement governing the Company’s senior secured credit facility also contains various financial and other covenants. It also includes certain restrictions on the Company’s ability to incur other indebtedness or pay dividends to stockholders. As of June 30, 2009, the Company was in compliance with the terms of the senior secured credit facility.

As of June 30, 2009, the outstanding balance under the Company’s senior secured revolving credit facility was $175.2 million. As of June 30, 2009, the Company had $114.5 million in availability under the senior secured credit facility (net of $328,000 in letters of credit) subject to our ability to meet the collateral requirements under the agreement governing the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default. The Company’s senior secured credit facility will terminate on September 25, 2012 when all borrowings by the Company thereunder will become due and payable.

(b) Capital Lease Obligations

Upon the acquisition of Consent in April 2008, the Company assumed Consent’s capital lease obligations of $25.7 million. As of June 30, 2009, and December 31, 2008 the capital lease obligations had a balance of $21.0 million and $22.6 million, respectively. The underlying obligations are denominated in U.S. Dollars and Euros at fixed and floating interest rates and maturity dates between September 2013 and June 2019. The weighted average interest rate under the capital lease obligations was approximately 2.3% as of June 30, 2009. The liability under each lease is secured by the underlying equipment on the lease.

(c) Interest Rate Swap

In conjunction with its acquisition of Consent, the Company assumed an interest rate swap agreement with a European bank. The interest rate swap contract with the bank is based on a notional amount in Euros equivalent to approximately $4.2 million as of June 30, 2009, with a fixed interest rate of 4.07% against the three-month Euribor rate. The contract expires on July 1, 2010. As of June 30, 2009, the interest liability under the rate swap agreement had a fair value of approximately $119,000. The Company records the monthly change in the fair value of the agreement as an increase or decrease in interest expense. The purpose of the interest rate swap agreement is to manage the risk associated with fluctuations in interest rates.

(5) Stock–Based Compensation Plan

(a) Stock Options

The following table summarizes activity in the Company’s stock option plan for the six-month period ended June 30, 2009:

	No. of Shares	Weighted Average Exercise Price
Outstanding options, December 31, 2008	450,180	$15.01
Option grants	480,000	$5.60

Balance, June 30, 2009	930,180	$10.16

Weighted-average remaining term	9.0 years
Options exercisable as of June 30, 2009	263,219	$15.03
Options exercised	None

On June 5, 2009, the Company granted stock options totaling 450,000 shares valued at $934,000 or $2.23 per share (net of $70,000 estimated forfeiture) to officers and certain management employees, and 30,000 shares valued at $59,000 or $2.10 per share (net of $4,000 estimated forfeiture) to the Company’s independent directors. The fair value of the stock options granted to the Company’s officers, certain management employees and independent directors was determined using the Black-Scholes-Merton pricing model using the following assumptions:

a.	Officers and employees with a four-year vesting period: Stock price- $5.60, Exercise price- $5.60, Expected term- 6.25 years, Volatility- 35.1%, Risk free interest rate- 2.83%, Dividend yield- 0%.

b.	Independent directors with a one-year vesting period: calculated based on the same set of assumptions used for valuing officers and employees’ options, except for the volatility rate and expected term of 35.2% and 5.5 years, respectively.

An estimated forfeiture rate of 7% was applied and deducted from the resulting calculations. The forfeiture rate was estimated based on the average forfeiture rates for similar companies for the last four years and the Company’s estimated future forfeitures. The risk-free rate is based on the implied yield on a U.S. Treasury bond with a term approximating the expected term of the option. In the absence of historical data, the assumed volatility factors used in the calculation were derived from the average price volatility of common shares for similar companies as of June 5, 2009 over a period approximating the expected term of the options. As the Company has no historical data, the expected option term is calculated using the simplified method (“Plain Vanilla” approach) in accordance with Staff Accounting Bulletin No. 107.

The Company recorded stock-based compensation expense of $186,000 and $214,000 relating to stock options for the three months ended June 30, 2009 and 2008, respectively, and $368,000 and $464,000 for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, the remaining unamortized stock-based compensation cost relating to stock options granted to the Company’s executive officers and management employees was approximately $2.1 million which is to be recognized over the remaining average vesting period of 3.0 years. Unamortized stock-based compensation cost relating to independent directors’ options at June 30, 2009 was approximately $54,000 which is to be recognized over a remaining vesting period of 11 months. The aggregate intrinsic value of all options outstanding as of June 30, 2009 was zero based on the closing price of the Company’s common stock of $5.10 per share.

(b) Restricted Stock Grant

The following table summarizes the activity relating to the Company’s restricted stock for the six-month period ended June 30, 2009:

	No. of Shares	Fair Value Per Share
Unvested restricted stock shares, December 31, 2008	23,568	$14.93
Shares vested and issued	(10,879)	$15.00
Forfeitures	(478)	$15.00

Unvested restricted stock shares, June 30, 2009	12,211	$14.87

Weighted-average remaining vesting period	10.8 months

For the quarter ended June 30, 2009, the Company withheld 2,883 shares from the 10,879 vested shares from employees to cover withholding taxes. The Company retired these 2,883 shares and paid the applicable taxes to federal and state taxing authorities.

The restricted stock shares granted on May 15, 2007 have a three-year vesting period, with one third of vested shares issued every 12 months from grant date. Compensation expense relating to restricted stocks for the three months ended June 30, 2009 and

2008 was $44,000 and $45,000, respectively, and $88,000 and $90,000 for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, unrecognized compensation cost related to the restricted stock grants was approximately $148,000 which is expected to be recognized over a weighted average remaining vesting period of 10.8 months.

Compensation expense relating to stock options and restricted stock is recorded as a component of administrative expenses in the Company’s consolidated statements of income.

(6) Income Taxes

The consolidated income tax expense for the three and six month periods ended June 30, 2009 and 2008 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2009 and 2008, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes and the effect of certain permanent differences.

FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements a liability for tax uncertainty if it is not more likely than not that the position will be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company recorded a liability for unrecognized tax benefits of approximately $1.8 million as of December 31, 2008. There have been no material changes in unrecognized tax benefits at June 30, 2009. The Company does not believe the total amount of unrecognized tax benefits will increase or decrease significantly for the remainder of fiscal 2009.

The Company has included an estimated FIN 48 provision for interest and penalties of $86,000 in its calculation of effective tax rate for fiscal 2009. The impact of FIN 48 on the Company’s financial results for the quarter ended June 30, 2009 is not material and is included in the calculation of the Company’s annual effective tax rate for fiscal 2009. The lower effective tax rate for the three and six months ended June 30, 2009 is due primarily to higher pretax income from foreign operations where statutory rates are lower than the U.S. income tax rates.

During the three months ended June 30, 2009, the Company recorded a $138,000 adjustment to income tax expense to correct a purchase accounting entry relating to the acquisition of Consent in April 2008, and an adjustment for $178,000 to correct the apportionment factor used in calculating the California state tax provision recorded during the first quarter of 2009. These adjustments reduced the Company’s income tax expense by $316,000 during the three months ended June 30, 2009.

The Company’s tax returns are subject to examination by federal, state and foreign taxing authorities. As of June 30, 2009, the statute of limitation for examining the Company’s federal income tax returns has not expired for the years ended December 31, 2005 through 2007. The Company’s state income tax returns in the state of California are currently being examined for fiscal 2005 and 2006. As of June 30, 2009, the statutes of limitation for tax examinations in the states of California, New Jersey and South Carolina have not expired for tax returns filed for the years ended December 31, 2004 through 2007.

(7) Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheets for cash, accounts receivable, and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The Company’s outstanding balances on its senior secured credit facility and capital lease obligation as of June 30, 2009 were estimated to have fair values of approximately $164.3 million and $20.0 million, respectively, based on the fair values of their estimated future payments calculated using the prevailing interest rates.

(8) Commitments and Contingencies

As of June 30, 2009, the Company had no material commitments and contingencies other than those described in Note 4 above.

(9) Related Party Transaction

During the three and six months ended June 30, 2009, the Company sold dry van containers to Japanese entities that are both owned 99% by Japan Investment Adviser Co., Ltd. (JIA) and 1% by CAIJ. CAIJ is an 80%- owned subsidiary of CAI with the remaining 20% owned by JIA. JIA is owned and controlled by a Managing Director of CAIJ. Prior to the purchase of containers from the Company, the purchasing entities had received contributions from unrelated Japanese investors, under separate Japanese investment agreements allowed under Japanese commercial laws. The investments were used to purchase container equipment from the Company. Under the terms of the agreements, the CAI related Japanese entities will manage the investments but may outsource the whole or part of each operation to a third party. The profit or loss from each investment will substantially belong to each respective investor.

Pursuant to its services agreement with investors, the purchasing Japanese entities have outsourced the general management of their investment’s operations to CAIJ. The Japanese entities have also entered into equipment management service agreements whereby the Company will manage the leasing of equipment that it sold to the investors. The profit/loss from each investment will belong to its respective investor.

The Japanese entities that purchased the containers from the Company are variable interest entities (VIEs). The Company has a variable interest in each VIE by virtue of its 1% ownership in each of the purchasing entities (through CAIJ) and relationship with JIA which is owned by a related party and owns the remaining 99% of the equity investment in each of the purchasing entities. The Company does not bear the risk of loss nor rewards of ownership in the operations of the purchasing entities and does not consolidate the VIE’s operations in its financial results as all the rights and obligations relating to the profits and losses of the purchasing entities belong to the unrelated investor.

The sale of containers to the VIEs has been recorded on the Company’s books as a sale in the ordinary course of the business, including gain on sale of container portfolios recognized thereon of $753,000 and $0 during the six months ended June 30, 2009 and 2008, respectively.

(10) Comprehensive Income

The following table provides a reconciliation of the Company’s net income to comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$3,333	$6,264	$7,288	$11,553
Other comprehensive income:
Foreign currency translation adjustments	1,223	194	382	335

Total	$4,556	$6,458	$7,670	$11,888

(11) Segment Information

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

The following tables show condensed segment information for the Company’s container leasing and container management segments for the three and six months ended June 30, 2009 and 2008, reconciled to the Company’s income before taxes as shown in its consolidated statements of income for such periods (in thousands). The Company makes its management decisions based on pre- tax income, and as such does not allocate income tax expense/benefit to its segments.

	Three Months Ended June 30, 2009				Three Months Ended June 30, 2008
	Container Leasing	Container Management	Unallocated	Total	Container Leasing	Container Management	Unallocated	Total
Total revenue	$14,063	$2,598	$—	$16,661	$14,317	$6,325	$—	$20,642
Operating expenses	8,116	3,040	—	11,156	5,936	3,275	—	9,211

Operating income (loss)	5,947	(442)	—	5,505	8,381	3,050	—	11,431
Net interest expense	1,050	—	(3)	1,047	2,080	—	(123)	1,957

Net income (loss) before income taxes	4,897	(442)	3	4,458	6,301	3,050	123	9,474
Income tax expense	—	—	1,125	1,125	—	—	3,210	3,210

Net income (loss)	$4,897	$(442)	$(1,122)	$3,333	$6,301	$3,050	$(3,087)	$6,264

Total assets	$355,836	$25,760	$—	$381,596	$388,767	$64,355	$—	$453,122

	Six Months Ended June 30, 2009				Six Months Ended June 30, 2008
	Container Leasing	Container Management	Unallocated	Total	Container Leasing	Container Management	Unallocated	Total
Total revenue	$28,890	$5,347	$—	$34,237	$26,136	$12,157	$—	$38,293
Operating expenses	15,298	6,588	—	21,886	10,583	6,523	—	17,106

Operating income	13,592	(1,241)	—	12,351	15,553	5,634	—	21,187
Net interest expense	2,352	—	(7)	2,345	4,103	—	(170)	3,933

Net income before income taxes	11,240	(1,241)	7	10,006	11,450	5,634	170	17,254
Income tax expense	—	—	2,718	2,718	—	—	5,701	5,701

Net income	$11,240	$(1,241)	$(2,711)	$7,288	$11,450	$5,634	$(5,531)	$11,553

Total assets	$355,836	$25,760	$—	$381,596	$388,767	$64,355	$—	$453,122

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

(12) Earnings Per Share

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

The following table sets forth the reconciliation of basic and diluted net income per share for the three and six months ended June 30, 2009 and 2008 (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Numerator:
Net income used in calculation of diluted earnings per share	$3,333	$6,264	$7,288	$11,553

Denominator:
Weighted-average shares used in the calculation of basic earnings per share	17,901	17,113	17,899	17,111
Dilutive effect of stock options and restricted stock	—	9	—	7

Weighted-average shares used in the calculation of diluted earnings per share	17,901	17,122	17,899	17,118

Net income per share:
Basic	$0.19	$0.37	$0.41	$0.68
Diluted	$0.19	$0.37	$0.41	$0.67

The calculation of diluted earnings per share for the three and six months ended June 30, 2009 excluded from the denominator 930,180 shares of stock options granted to officers, certain management employees and independent directors and 12,211 shares of restricted stocks because their effect would have been anti-dilutive. The calculation of diluted earnings per share for the three and six months ended June 30, 2008 excludes 480,000 stock options granted to officers and independent directors because their effect would have been anti-dilutive.

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

Overview

We are one of the world’s leading container leasing and management companies. We purchase containers, lease them to container shipping lines and either retain them as part of our owned fleet or sell them to container investors for whom we then provide management services. In operating our fleet, we lease, re-lease and dispose of containers and contract for the repair, repositioning and storage of containers. As of June 30, 2009, our fleet comprised 769,000 twenty-foot equivalent units (TEUs) of containers. The following table shows the composition of our fleet as of June 30, 2009 and 2008 and our average fleet utilization for the three and six months ended June 30, 2009 and 2008:

	As of June 30, 2009	As of June 30, 2008
	(unaudited)
Managed fleet in TEUs	533,145	530,945
Owned fleet in TEUs	235,548	260,519

Total	768,693	791,464

Percentage of on-lease fleet on long-term leases	76.9%	69.6%
Percentage of on-lease fleet on short-term leases	20.0	27.9
Percentage of on-lease fleet on finance leases	3.1	2.5

Total	100.0%	100.0%

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)
Average fleet utilization rate for the period	81.2%	95.5%	83.4%	95.6%

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

We plan to increase both the number of owned containers as well as the number of managed containers in our fleet. During the three and six months ended June 30, 2009, we purchased approximately $4.4 million and $11.4 million, respectively, of new containers. We have slowed down the pace of acquisition for new containers in view of declining utilization and weak capital markets environment. We believe it is important to maintain a balance between the size of our owned fleet and our managed fleet in order to have multiple sources of revenue.

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

The following table summarizes our operating results for the three-month periods ended June 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2009	2008	Amount	Percent
	(unaudited)
Total revenue	$16,661	$20,642	$(3,981)	(19.3)%
Operating expenses	11,156	9,211	1,945	21.1%
Net income	3,333	6,264	(2,931)	(46.8)%

Total revenue of $16.7 million for the three months ended June 30, 2009 was down $4.0 million, or 19.3%, from the three months ended June 30, 2008, due primarily to a lower gain on container sales to investors and the decline in our container equipment utilization. Operating expenses for the quarter ended June 30, 2009 increased $1.9 million, or 21.1%, from the same three-month period in 2008, mainly as a result of higher storage, handling and repairs expenses, increase in depreciation expense and lower gain on disposition of used container equipment, partly offset by lower marketing, general and administrative expenses. Our net income decreased $2.9 million, or 46.8%, to $3.3 million for the three months ended June 30, 2009, from $6.3 million for the comparable period in 2008. The decrease in net income resulted from lower revenue and higher operating expenses, partly offset by lower interest expense and income tax expense compared to the three months ended June 30, 2008.

Revenue. The composition of our revenue is shown on our unaudited financial statements included in this filing. The following discussion explains the significant changes in the composition of our total revenue for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008:

Container Rental Revenue. Container rental revenue decreased $365,000, or 2.6%, to $13.5 million for the three months ended June 30, 2009 from $13.8 million for the three months ended June 30, 2008. The decrease in container rental revenue was principally due to the 9.6 % decrease in owned TEUs, decrease in utilization of our owned containers, and lower per diem rate for short term leases, partly offset by the impact of a full quarter of revenue for Consent (compared to only two months revenue for the same period in 2008) and the impact of higher average per diem rate for long-term leases.

Management Fee Revenue. Management fee revenue for the three months ended June 30, 2009 was $2.1 million, a decline of $929,000, or 30.7%, from $3.0 million for the same period in 2008. The lower utilization and increased expenses from depot storage and recovery costs resulted in lower profitability in some of our investors’ portfolios. The lower profitability of most of our investor portfolios resulted in a lower management fee income.

Gain on Sale of Container Portfolios. Gain on sale of container portfolios of $497,000 for the three months ended June 30, 2009 was $2.8 million, or 84.9%, lower than the gain recognized for the three months ended June 30, 2008. The decrease was due primarily to the fewer number of TEUs of containers sold during the three months ended June 30, 2009 as compared to the same three-month period in 2008.

Finance Lease Income. Finance lease income increased $111,000, or 22.4%, to $606,000 for the three months ended June 30, 2009 from $495,000 for the three months ended June 30, 2008. This increase was primarily due a higher average principal balance of existing direct finance leases during the three months ended June 30, 2009 compared to the same period last year.

Expenses. Details of our operating expenses for the three-month periods ended June 30, 2009 and 2008 are shown on our unaudited statements of income included in this filing. The following discussion explains the significant changes in expenses for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008:

Depreciation of Container Rental Equipment. Depreciation of container rental equipment increased by $502,000, or 13.5%, to $4.2 million for the three months ended June 30, 2009, from $3.7 million for the three months ended June 30, 2008. This increase was primarily due to our acquisition of Consent in April 2008 and to the greater percentage of newer containers in our owned fleet.

Impairment of Container Rental Equipment. Impairment of container rental equipment decreased $82,000, or 76.6%, to $25,000 for the three months ended June 30, 2009 from $107,000 during same period in 2008. The decrease was due primarily to the fewer number of containers that were deemed impaired during the three months ended June 30, 2009 as compared to the same three-month period ended in 2008.

Gain on Disposition of Used Container Equipment. Gain on disposition of used container equipment decreased by $861,000, or 58.5%, to $611,000 for the three months ended June 30, 2009 from $1.5 million for the three months ended June 30, 2008. The lower margin on the sale of used containers more than offset the impact of higher volume of used containers sold during the quarter ended June 30, 2009 as compared to the same quarter in 2008.

Storage, Handling and Other Expenses. Storage, handling and other expenses increased by $1.1 million, or 79.7%, to $2.4 million for the three months ended June 30, 2009, from $1.4 million for the three months ended June 30, 2008. The decrease in utilization rate of our owned containers has resulted in higher storage and handling costs due to the increased volume of units in storage during the three months ended June 30, 2009 as compared to the same period in 2008.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses decreased by $391,000, or 7.6%, to $4.8 million for the three months ended June 30, 2009 from $5.2 million for the three months ended June 30, 2008. The decrease in marketing, general and administrative expenses was driven primarily by a reduction in legal, accounting and travel expenses.

Gain on foreign exchange. We recorded a gain of $83,000 on foreign exchange transactions for the three months ended June 30, 2009 compared to a gain of $51,000 during the three months ended June 30, 2008. Gains on foreign currency occurred when Consent and our U.K. subsidiary settled contracts denominated in U.S. dollars and remeasured liabilities denominated in U.S. dollars. The average exchange rates for the Euros and British Pound Sterling to U.S. dollar increased over the course of the quarter ended June 30, 2009 compared to the same period last year.

Net Interest Expense. Net interest expense of $1.0 million for the three months ended June 30, 2009 decreased $910,000, or 46.5%, from $2.0 million incurred during the three months ended June 30, 2008. The decrease in interest expense was due primarily to the lower interest rate and lower average balance of our debt under our senior secured credit facility.

Income Tax Expense. Income tax expense for the three months ended June 30, 2009 was $1.1 million, a $2.1 million, or 65.0%, decrease from $3.2 million for the three months ended June 30, 2008. The decrease was due primarily to a lower pretax income and lower effective tax rate. Our effective tax rate for the quarter ended June 30, 2009 was 25.2% compared to 33.9% for the same quarter in 2008. The lower effective tax rate for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 is due primarily to higher pretax income from foreign operations where statutory rates are lower than the U.S. income tax rates. In addition, we recorded prior period adjustments relating to 2008 and the first quarter of 2009 which reduced income tax expense by $316,000 for the quarter ended June 30, 2009. Without these one-time adjustments, our effective tax rate for the three months ended June 30, 2009 would have been 32.3%.

Segment Information. The following table summarizes our results of operations for each of our business segments for the three-month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Increase (Decrease)
	2009	2008	Amount	Percent
	(in thousands)
	(unaudited)
Container Leasing
Total revenue	$14,063	$14,317	$(254)	(1.8	) %
Operating expenses	8,116	5,936	2,180	36.7
Interest expense	1,050	2,080	(1,030)	(49.5)

Income before taxes attributable to segment	$4,897	$6,301	$(1,404)	(22.3)

Container Management
Total revenue	$2,598	$6,325	$(3,727)	(58.9	) %
Operating expenses	3,040	3,275	(235)	(7.2)

Income before taxes attributable to segment	$(442)	$3,050	$(3,492)	(114.5)

Container Leasing. Total revenue from our container leasing segment during the quarter ended June 30, 2009 decreased slightly from last year due primarily to lower container rental revenue resulting from lower utilization rates of our owned container equipment, partly offset by higher finance lease income.

Total operating expenses for the container leasing segment increased $2.2 million, or 36.7%, to $8.1 million for the three months ended June 30, 2009 from $5.9 million for the three months ended June 30, 2008. The increase was primarily due to higher container depot storage, handling and repairs expenses, increase in depreciation expense and lower gain on disposition of used container equipment, partly offset by lower marketing, general and administrative expenses.

Interest expense for the quarter ended June 30, 2009 decreased $1.0 million or 49.5%, to $1.1 million compared to $2.1 million for the same quarter last year. The decrease in interest expense was due primarily to lower interest rates and lower average balance of our debt under our senior secured credit facility.

Container Management. Total revenue of $2.6 million from our container management segment for the three months ended June 30, 2009 was $3.7 million, or 58.9%, lower than last year’s revenue of $6.3 million revenue from our container management segment for the three months ended June 30, 2008. This decrease in revenue was primarily due to a $2.8 million, or 84.9%, decrease in gain on sale of container portfolios, and the $929,000, or 30.7%, decline in management fee revenue compared to the three months ended June 30, 2008. The decrease in gain on sale of container portfolios was due to the fewer number of TEUs of containers sold during the second quarter of 2009 as compared to the same quarter in 2008.

Total operating expenses of $3.0 million for the container management segment for the three months ended June 30, 2009 decreased $235,000, or 7.2%, from $3.3 million for the three months ended June 30, 2008, primarily as a result of lower marketing, general and administrative expenses.

The container management segment incurred a loss of $442,000 during the three months ended June 30, 2009 as compared to income before taxes of $3.1 million during the same period in 2008. The loss during the second quarter of 2009 was primarily attributable to the fewer number of containers sold to investors resulting in a $2.8 million decline in the gain on sale of container portfolios. Additionally, the lower average utilization of our managed containers has reduced the profitability of some of our investor portfolios resulting in a $929,000 decline in management fee revenue during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

Six months Ended June 30, 2009 Compared to Six months Ended June 30, 2008

The following table summarizes our operating results for the six-month periods ended June 30, 2009 and 2008 (dollars in thousands):

	Six months Ended June 30,		Increase (Decrease)
	2009	2008	Amount	Percent
	(unaudited)
Total revenue	$34,237	$38,293	$(4,056)	(10.6)%
Operating expenses	21,886	17,106	4,780	27.9%
Net income	7,288	11,553	(4,265)	(36.9)%

Total revenue of $34.2 million for the six months ended June 30, 2009 declined $4.1 million, or 10.6% from the six months ended June 30, 2008, due primarily to a lower gain on sale of container portfolios and the significant decline in our owned container equipment utilization. Operating expenses for the six months ended June 30, 2009 increased $4.8 million, or 27.9%, from the same six-month period in 2008, mainly as a result of higher storage, handling and repairs expenses, increase in depreciation expense and lower gain on disposition of used container equipment, partly offset by lower impairment of container rental equipment. Our net income decreased $4.3 million, or 36.9%, to $7.3 million for the six months ended June 30, 2009, from $11.6 million for the comparable period in 2008. The decrease in net income resulted primarily from lower revenue and higher operating expenses, partly offset by lower interest expense and income tax expense compared to the six months ended June 30, 2008.

Revenue. The composition of our revenue is shown on our unaudited financial statements included in this filing. The following discussion explains the significant changes in the composition of our total revenue for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008:

Container Rental Revenue. Container rental revenue increased $2.3 million, or 9.1%, to $27.6 million for the six months ended June 30, 2009 from $25.3 million for the six months ended June 30, 2008. The increase in container rental revenue was principally due to our acquisition of Consent in April 2008. Without Consent, container rental revenue would have been lower compared to the same period in 2008 as the impact of higher average per diem rate for long-term leases was more than offset by the lower utilization of our containers.

Management Fee Revenue. Management fee revenue for the six months ended June 30, 2009 was $4.6 million, a decline of $1.3 million, or 22.7%, from $5.9 million for the same period in 2008. The lower utilization and increased expenses from storage costs resulted in lower profitability in some of our container investors’ portfolios. The lower profitability of some of our investor portfolios resulted in lower management fee income.

Gain on Sale of Container Portfolios. Gain on sale of container portfolios of $753,000 for the six months ended June 30, 2009 was $5.5 million, or 87.9%, lower than the gain recognized for the six months ended June 30, 2008. The decrease was due primarily to the decline in the number of TEUs of containers sold at a lower average margin per TEU during the six months ended June 30, 2009 as compared to the same six-month period in 2008.

Finance Lease Income. Finance lease income increased $446,000, or 51.4%, to $1.3 million for the six months ended June 30, 2009 from $868,000 for the six months ended June 30, 2008. This increase was primarily due to a higher average principal balance of our existing direct finance leases during the six months ended June 30, 2009 compared to the same period last year.

Expenses. Details of our operating expenses for the six-month periods ended June 30, 2009 and 2008 are shown on our unaudited statements of income included in this filing. The following discussion explains the significant changes in expenses for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008:

Depreciation of Container Rental Equipment. Depreciation of container rental equipment increased by $1.9 million, or 27.6%, to $8.6 million for the six months ended June 30, 2009, from $6.7 million for the six months ended June 30, 2008. This increase was primarily due to our acquisition of Consent, purchases of new containers and to the greater percentage of newer containers in our owned fleet.

Amortization of Intangible Assets. Amortization expense relating to intangible assets for the six months ended June 30, 2009 increased $107,000, or 15.3%, to $808,000 from $701,000 during the same period last year. The increase resulted primarily from the added amortization expense attributable to intangible assets recorded in connection with the acquisition of Consent on April 30, 2008.

Impairment of Container Rental Equipment. Impairment of container rental equipment decreased $141,000, or 69.8%, to $61,000 for the six months ended June 30, 2009 from $202,000 during same period in 2008. The decrease was due primarily to the fewer number of containers that were deemed impaired during the six months ended June 30, 2009 as compared to the same six-month period ended in 2008.

Gain on Disposition of Used Container Equipment. Gain on disposition of used container equipment decreased by $893,000, or 38.9%, to $1.4 million for the six months ended June 30, 2009, from $2.3 million for the six months ended June 30, 2008. The decrease primarily resulted from the lower margin on the sale of used containers which more than offset the impact of higher volume of used containers sold during the six ended June 30, 2009 as compared to the same period in 2008.

Storage, Handling and Other Expenses. Storage, handling and other expenses increased by $1.9 million, or 86.0%, to $4.1 million for the six months ended June 30, 2009, from $2.2 million for the six months ended June 30, 2008. The decrease in utilization rate of our owned containers has resulted in higher storage and handling costs due to the increased volume of units in storage during the six months ended June 30, 2009 as compared to the same period in 2008.

Gain on foreign exchange. We recorded a gain of $3,000 on foreign exchange transactions for the six months ended June 30, 2009 compared to a gain of $95,000 during the six months ended June 30, 2008. Gains on foreign currency occurred when Consent and our U.K. subsidiary settled contracts denominated in U.S. dollars and remeasured liabilities denominated in U.S. dollars.

Net Interest Expense. Net interest expense of $2.3 million for the six months ended June 30, 2009 decreased $1.6 million, or 40.4%, from $3.9 million incurred during the six months ended June 30, 2008. The decrease in net interest expense was due primarily to the lower interest expense resulting from lower interest rates and a lower average balance of our debt under our senior secured credit facility. This was partly offset by a $163,000 decrease in interest income.

Income Tax Expense. Income tax expense for the six months ended June 30, 2009 was $2.7 million, a $3.0 million, or a 52.3%, decrease from $5.7 million for the six months ended June 30, 2008. The decrease was due primarily to a 42.0% decrease in pretax income and lower effective tax rate. Our effective tax rate for the six months ended June 30, 2009 was 27.2% compared to 33.0% for the same period in 2008. The lower effective tax rate for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 is due primarily to higher pretax income from foreign operations where statutory rates are lower than the U.S. income tax rates. In addition, we recorded prior period adjustments relating to 2008 which reduced income tax expense by $138,000 for the six months ended June 30, 2009. Without this one-time adjustment, our effective tax rate for the six months ended June 30, 2009 would have been 28.5%.

Segment Information. The following table summarizes our results of operations for each of our business segments for the six-month periods ended June 30, 2009 and 2008:

	Six Months Ended June 30,		Increase (Decrease)
	2009	2008	Amount	Percent
	(in thousands)
	(unaudited)
Container Leasing
Total revenue	$28,890	$26,136	$2,754	10.5%
Operating expenses	15,298	10,583	4,715	44.6
Interest expense	2,352	4,103	(1,751)	(42.7)

Income before taxes attributable to segment	$11,240	$11,450	$(210)	(1.8)

Container Management
Total revenue	$5,347	$12,157	$(6,810)	(56.0)%
Operating expenses	6,588	6,523	65	1.0

Income before taxes attributable to segment	$(1,241)	$5,634	$(6,875)	(122.0)

Container Leasing. Total revenue from our container leasing segment increased $2.8 million, or 10.5%, to $28.9 million for the six months ended June 30, 2009 from $26.1 million during the six months ended June 30, 2008. The increase was primarily due to the acquisition of Consent in April 2008 and a $446,000 increase in finance lease income.

Total operating expenses for the container leasing segment increased $4.7 million, or 44.6%, to $15.3 million for the six months ended June 30, 2009 from $10.6 million for the six months ended June 30, 2008. The increase was primarily due to higher storage, handling and repairs expenses resulting from the decline in the average utilization of our owned containers, increase in depreciation expense due to the acquisition of Consent, and lower gain on disposition of used container equipment.

Interest expense for the six months ended June 30, 2009 decreased $1.8 million, or 42.7%, to $2.4 million compared to $4.1 million for the same period last year. The decrease in interest expense was due primarily to lower interest rates and a lower average balance of our debt under our senior secured credit facility.

Container Management. Total revenue from our container management segment for the six months ended June 30, 2009 was $5.3 million, a decrease of $6.8 million, or 56.0%, from $12.2 million for the six months ended June 30, 2008. This decrease in revenue was primarily attributable to a $5.5 million, or 87.9%, decrease in gain on sale of container portfolios, and the $1.3 million, or 22.7%, decline in management fee revenue compared to the six months ended June 30, 2008. The decrease in gain on sale of container portfolios was due to the fewer number of TEUs of containers sold during the first six months of 2009 as compared to the same period in 2008. The lower utilization and increased expenses from storage costs resulted in lower profitability in some of our container investors’ portfolios which led to lower management fee income.

Total operating expenses of $6.6 million for the container management segment for the six months ended June 30, 2009 was unchanged from the same period in 2008. Operating expenses allocated to this segment consists of marketing, general and administrative expense and amortization of intangible assets. These expenses which are mostly allocated based on the average percentage of managed TEU’s to total TEUs were essentially unchanged from last year.

The container management segment incurred a loss of $1.2 million during the six months ended June 30, 2009 as compared to income before taxes of $5.6 million during the same six months period in 2008. The loss during 2009 was primarily attributable to the fewer number of containers sold to investors resulting in a $5.5 million decline in the gain on sale of container portfolios. Additionally, the lower average utilization of our managed containers has reduced the profitability of some of our investor portfolios resulting in a
$1.3 million decline in management fee revenue during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash flows from operations, sales of container portfolios, borrowings under our senior secured credit facility and sale of our stocks. We believe that cash flow from operations, future sales of container portfolios and borrowing availability under our senior secured credit facility are sufficient to meet our liquidity needs for at least the next 12 months.

We have typically funded a significant portion of the purchase price for new containers through borrowings under our senior secured credit facility. However, from time to time we have funded new container acquisitions through the use of working capital.

As of June 30, 2009, the maximum credit available under our existing senior secured credit agreement is $290.0 million. Our senior secured credit facility is secured by substantially all of our assets, including our containers and the underlying leases thereon and our interest in any money received under such contracts. The facility may be increased under certain conditions described in the agreement. In addition, there is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The amended agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to us. These credit commitments are part of, and not in addition to, the total commitment of $290.0 million. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar Rate loans as defined in the senior secured credit facility. As of June 30, 2009 the interest rate on our senior secured credit facility was 1.3%. Our senior secured credit facility will expire on September 25, 2012.

As of June 30, 2009, we had $114.5 million (net of $328,000 in letters of credit) in availability under our senior secured credit facility, subject to our ability to meet the collateral requirements under the agreement governing our senior secured credit facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

We intend to use our senior secured credit facility primarily to fund the purchase of containers in the future. We have typically used the proceeds from sales of container portfolios to container investors to repay our senior secured credit facility. As we expand our owned fleet, our senior secured credit facility balance will be higher, which will result in higher interest expense. In addition to customary events of default, our senior secured credit facility contains financial covenants that require us to maintain certain ratios in our financial statements. As of June 30, 2009, we were in compliance with the financial covenants in our senior secured credit facility.

The capital leases of Consent are denominated in U.S. dollars and Euros, are financed by various European banks and financial institutions and secured by their underlying assets. As of June 30, 2009, our capital lease obligations totaled $21.0 million.

Cash Flow

The following table sets forth certain cash flow information for the six-month periods ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008
	(in thousands)
	(unaudited)
Net income	$7,288	$11,553
Adjustments to income	3,870	177

Net cash provided by operating activities	11,158	11,730

Net cash provided by (used in) investing activities	8,527	(46,265)

Net cash (used in) provided by financing activities	(34,756)	43,996

Effect on cash of foreign currency translation	391	335

Net (decrease) increase in cash	(14,680)	9,796

Cash at beginning of period	28,535	8,433

Cash at end of period	$13,855	$18,229

Cash Flows From Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2009 and 2008 were $11.2 million and $11.7 million, respectively. The $572,000 decrease in cash provided by operating activities was due primarily to a $4.3 million reduction in net income and $10.1 million reduction in due to container investors, and a $1.3 million change in prepaid expenses and other assets, partly offset by a $6.0 million higher increase in accounts receivable, a $6.4 decrease in gains from the sale of container portfolios and disposition of used container equipment, a $1.9 million increase in depreciation and a $1.0 million increase in accounts payable and accrued expenses.

Our net income decreased $4.3 million for the six months ended June 30, 2009 due primarily to a $4.1 million decline in our total revenue. The decrease in the balance of due to container investors (resulting in an increase in cash used) was due to the earlier than last year payments to one of our container investors. However, we collected more of our receivables during the first six months of 2009 compared to the same period of in 2008 which partly offset the impact of lower net income and higher payments to investors on our cash flow.

Cash Flows From Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2009 was $8.5 million as compared to net cash used in investing activities of $46.3 million for the six months ended June 30, 2008. The increase of $54.8 million in cash provided by investing activities was due primarily to a $76.8 million reduction in the purchase of container equipment. We have purchased fewer equipment during the six months ended June 30, 2009 because of the lower demand for container equipment that has resulted from the economic recession. In addition, we spent $14.6 million in 2008 to purchase Consent. No similar investment was made in 2009. The higher increase in cash from investing activities was partly offset by the $36.9 million reduction in total proceeds from the sale of container portfolios and disposition of used container equipment.

Cash Flows From Financing Activities

Net cash used in financing activities for the six months ended June 30, 2009 was $34.8 million as compared to $44.0 million provided by financing activities during the same period in 2008. The $78.8 million increase in cash usage from last year was primarily due to a $28.9 million increase in principal payments on bank debt and capital leases and a $50.5 million reduction in borrowings. During this year, we have been using available cash to repay borrowings as a result of lower equipment investment requirement.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments by due date as of June 30, 2009:

	Payments Due by Period
	Total	1 year	1-2 years	2-3 years	3-4 years	4-5 years	>5 years
Total debt obligations:
Senior secured credit facility	$175,200	$—	$—	$—	$175,200	$—	$—

Interest expense (1)	9,526	2,936	2,805	2,658	813	133	181

Rental equipment payable	5,067	5,067	—	—	—	—	—

Rent, office facilities and equipment	1,695	1,024	411	153	86	21	—

Capital lease obligations	20,960	3,090	4,803	3,445	3,758	1,679	4,185

Container purchases commitments	4,394	4,394	—	—	—	—	—

Total contractual obligations	$216,842	$16,511	$8,019	$6,256	$179,857	$1,833	$4,366

(1)

Our estimate of interest expense commitment includes $7.5 million relating to our senior secured credit facility and $2.0 million relating to our capital lease obligations. The calculation of interest related to our senior secured credit facility assumes that the interest rate of 1.3% as of June 30, 2009 on our senior secured credit facility will remain at the same interest level over the next five years. We expect that the interest rate will vary over time based upon fluctuations in the underlying indexes upon which this interest rate is based. The interest relating to our capital lease obligations was based on an assumed weighted average interest rate of 2.3% over the above periods.

Our senior secured credit facility provides for a maximum total commitment amount of up to $290.0 million in revolving line of credit. Loans under our senior secured credit facility bear interest at variable rates based on the Eurodollar rate or a Base Rate as defined in the agreement governing our senior secured credit facility, plus a margin that adjusts depending on a certain financial criterion. In addition, there is a commitment fee on the unused amount of the total commitment which is payable quarterly in arrears. The senior secured credit facility provides that swing line loans (up to $10.0 million in the aggregate) and standby letters of credit (up to $15.0 million in the aggregate) will be available to us. These credit commitments are part of, and not in addition to, the total commitment of $290.0 million under our senior secured credit facility. As of June 30, 2009, our senior secured credit facility had a balance of $175.5 million (including $328,000 of letters of credit). This loan agreement will terminate on September 25, 2012 when all borrowings there under become due and payable.

We acquired Consent in April 2008 and assumed its capital lease obligations of $25.7 million. The capital lease obligations are denominated in U.S. dollars and Euros and had a balance of $21.0 million as of June 30, 2009.

Off-Balance Sheet Arrangements

As of June 30, 2009, we had no off-balance sheet arrangements or obligations other than noted below. An off-balance sheet arrangement includes any contractual obligation, agreement or transaction arrangement involving an unconsolidated entity under which we would have: (1) retained a contingent interest in transferred assets; (2) an obligation under derivative instruments classified as equity; (3) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing, hedging or research and development services with us; or (4) made guarantees.

We sold fleets of dry van containers to Japanese entities that are owned 99% by Japan Investment Adviser Co., Ltd. (JIA) and 1% by CAIJ. CAIJ is an 80%- owned subsidiary of CAI with the remaining 20% owned by JIA. JIA is owned and controlled by a Managing Director of CAIJ. Prior to the purchase of containers from the Company, the purchasing entities had received contributions from unrelated Japanese investors, under separate Japanese investment agreements allowed under Japanese commercial laws. The investments were used to purchase container equipment from the Company. Under the terms of the agreement, the CAI related Japanese entities will manage each of the investments but may outsource the whole or part of each operation to a third party. The profit/loss from each investment will substantially belong to each respective investor.

Pursuant to its services agreements with investors, the purchasing Japanese entities have outsourced the general management of the investment’s operations to CAIJ. The Japanese entities have also entered into equipment management service agreements whereby the Company will manage the leasing of equipment that it sold to the investors. The profit/loss from each investment will belong to its respective investor. (See Note 9 to our unaudited consolidated financial statements).

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the disclosures made in Management’s Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report Form 10-K at December 31, 2008 filed with the SEC on March 16, 2009, and in our Form 10-Q for the quarter ended March 31, 2009 filed with the SEC on May 8, 2009.

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

Foreign Exchange Rate Risk. Although we have significant foreign-based operations, the U.S. dollar is our primary operating currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. We had equipment sales in British Pound Sterling, Euros and Japanese Yen and incurred overhead costs in foreign currencies, primarily in British Pound Sterling and Euros. Consent has significant amounts of revenue as well expenses denominated in Euro, Swedish Kroner and Norwegian Kroner. During the three months ended June 30, 2009 the U.S. dollar has decreased in value in relation to other major foreign currencies (such as the Euro and British Pound Sterling). The decrease in the U.S. dollar has increased our revenues and expenses denominated in foreign currencies. The decrease in the value of the U.S. dollar relative to foreign currencies will also result in U.S. dollar denominated liabilities held at some of our foreign subsidiaries to decrease in value relative to the foreign subsidiaries’ local currencies. If the value of the U.S. dollar continues to decrease in relation to foreign currencies, such decrease may have a significant impact on our future operating results.

Interest Rate Risk. The nature of our business exposes us to market risk arising from changes in interest rates to which our variable-rate debt is linked. In conjunction with its acquisition of Consent, the Company assumed an interest rate swap agreement with a European bank. The interest rate swap contract with the bank is based on a notional amount in Euros equivalent to approximately $4.2 million as of June 30, 2009, with a fixed rate of 4.07% against the three-month Euribor rate. The contract expires on July 1, 2010. As of June 30, 2009, the liability under the rate swap agreement had a fair value of approximately $119,000.

As of June 30, 2009 the principal amount of debt outstanding under the variable-rate arrangement of our senior secured credit facility was $175.2 million. In addition, the capital lease obligations we assumed in conjunction with the acquisition of Consent had a balance of $21.0 million as of June 30, 2009 and have variable interest rates. A 1.0% increase or decrease in underlying interest rates for these obligations will increase or decrease interest expense by approximately $2.0 million annually assuming debt remains constant at the June 30, 2009 levels.

Credit Risk

We maintain detailed credit records about the container lessees for our total fleet. Our credit policy sets different maximum exposure limits for our container lessees. Credit criteria may include, but are not limited to, container lessee trade route, country, social and political climate, assessments of net worth, asset ownership, bank and trade credit references, credit bureau reports, including those from Dynamar, operational history and financial strength. We monitor container lessees’ performance and lease exposures on an ongoing basis, and our credit management processes are aided by the long payment experience we have with most of the container lessees for our total fleet and our broad network of long- standing relationships in the shipping industry that provide current information about the container lessees for our total fleet. In managing this risk we also make an allowance for doubtful accounts. The allowance for doubtful accounts is developed based on two key components: (1) specific reserves for receivables where management believes full collection is doubtful; and (2) a general reserve for estimated losses inherent in the receivables. The general reserve is estimated by applying certain percentage ranging from 1.0% on accounts that are one to thirty days overdue, to 100% on accounts that are one year overdue. An allowance of $756,000 has been established against non-performing receivables. No receivable was written off for the six months ended June 30, 2009.

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

Based upon the required evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that as of June 30, 2009 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CAI International, Inc. (Registrant)

August 7, 2009	/s/ MASAAKI (JOHN) NISHIBORI
Masaaki (John) Nishibori
President and Chief Executive Officer
(Principal Executive Officer)

August 7, 2009	/s/ VICTOR M. GARCIA
Victor M. Garcia
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)