Form 10-Q/A
period 2009-03-31
CAI International, Inc.
filed 2009-09-21
CIK 1388430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

EXPLANATORY NOTE

CAI International, Inc. filed its Quarterly Report on Form 10-Q for the quarter period ended March 31, 2009 with the Securities and Exchange Commission on May 8, 2009 (the “Original Filing”). The sole purpose of this Amendment No. 1 on Form 10-Q/A (this “Amendment”) is to amend the introductory language in paragraph four of the Certifications filed as Exhibits 31.1 and 31.2 and add a statement that management is responsible for establishing and maintaining internal control over financial reporting (as defined in Exchange Act Rules 13a- 15(f) and 15d- 15(f)) which was unintentionally omitted from the Original Filing.

Except as described above, there were no other changes made to the Original Filing.

EXPLANATORY NOTE
SIGNATURES
EX-31.1
EX-31.2

CAI INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAI International, Inc. (Registrant)

September 18, 2009	/s/ MASAAKI (JOHN) NISHIBORI
Masaaki (John) Nishibori President and Chief Executive Officer (Principal Executive Officer)

September 18, 2009	/s/ VICTOR M. GARCIA
Victor M. Garcia Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)