Form 10-Q/A
period 2009-06-30
CAI International, Inc.
filed 2009-09-21
CIK 1388430

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

EXPLANATORY NOTE

CAI International, Inc. filed its Quarterly Report on Form 10-Q for the quarter period ended June 30, 2009 with the Securities and Exchange Commission on August 7, 2009 (the “Original Filing”). Amendment No. 1 on Form 10-Q/A is hereby filed for the following purposes:

a.)	to attach as Exhibit 10.1 to the Original Filing the Chairman of the Board Compensation Agreement dated as of June 5, 2009, entered into by and between CAI International, Inc., and Hiromitsu Ogawa, which was inadvertently omitted from the Original Filing; and

b.)	to amend the introductory language in paragraph four of the Certifications filed as Exhibits 31.1 and 31.2 and add a statement that management is responsible for establishing and maintaining internal control over financial reporting (as defined in Exchange Act Rules 13a- 15(f) and 15d- 15(f)) which was unintentionally omitted from the Original Filing.

Except as described above, there were no other changes made to the Original Filing.

EXPLANATORY NOTE
SIGNATURES
EX-10.1
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