Form 10-Q
period 2009-09-30
CAI International, Inc.
filed 2009-11-06
CIK 1388430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common	October 31, 2009
Common Stock, $.0001 par value per share	17,917,176 shares

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

CAI International, Inc.

Consolidated Balance Sheets

(In thousands, except share information)

(UNAUDITED)

	September 30, 2009	December 31, 2008
ASSETS

Cash	$8,425	$28,535
Accounts receivable (owned fleet), net of allowance for doubtful accounts of $1,241 and $1,044 at September 30, 2009 and December 31, 2008, respectively	14,666	16,224
Accounts receivable (managed fleet)	21,507	24,683
Current portion of direct finance leases	5,458	6,108
Prepaid expenses	4,393	2,954
Deferred tax assets	2,705	1,924
Other current assets	4,825	563

Total current assets	61,979	80,991

Container rental equipment, net of accumulated depreciation of $ 82,720 and $86,936 at September 30, 2009 and December 31, 2008, respectively	308,679	310,397
Net investment in direct finance leases	8,437	14,003
Furniture, fixtures and equipment, net of accumulated depreciation of $886 and $722 at September 30, 2009 and December 31, 2008, respectively	511	629
Intangible assets, net of accumulated amortization of $4,310 and $3,081 at September 30, 2009 and December 31, 2008, respectively	5,471	6,608

Total assets	$385,077	$412,628

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$8,549	$4,682
Accrued expenses and other current liabilities	2,990	3,747
Due to container investors	17,111	23,847
Unearned revenue	4,668	4,542
Current portion of related party term loan	800	—
Current portion of capital lease obligation	4,101	4,514
Rental equipment payable	734	3,905

Total current liabilities	38,953	45,237

Revolving credit facility	165,500	208,200
Related party term loan	9,200	—
Deferred income tax liability	25,769	25,348
Capital lease obligation	17,498	18,070
Income taxes payable	2,157	1,983

Total liabilities	259,077	298,838

Stockholders’ equity:
Common stock, par value $.0001 per share ; authorized 84,000,000 shares; issued and outstanding, 17,917,176 shares and 17,920,778 shares at September 30, 2009, and December 31, 2008, respectively	2	2
Additional paid-in capital	103,416	102,706
Accumulated other comprehensive loss	(1,004)	(2,022)
Retained earnings	23,586	13,104

Total stockholders’ equity	126,000	113,790

Total liabilities and stockholders’ equity	$385,077	$412,628

See accompanying notes to unaudited consolidated financial statements.

CAI International, Inc.

Consolidated Statements of Income

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Container rental revenue	$13,406	$16,353	$40,982	$41,621
Management fee revenue	1,815	2,991	6,409	8,931
Gain on sale of container portfolios	—	2,158	753	8,375
Finance lease income	488	622	1,802	1,490

Total revenue	15,709	22,124	49,946	60,417

Operating expenses:
Depreciation of container rental equipment	4,265	4,493	12,858	11,225
Amortization of intangible assets	399	422	1,207	1,123
Impairment of container rental equipment	19	39	80	241
Gain on disposition of used container equipment	(990)	(949)	(2,391)	(3,243)
Storage, handling and other expenses	2,231	984	6,367	3,228
Marketing, general and administrative expense	4,987	5,124	14,679	14,740
(Gain) loss on foreign exchange	(150)	544	(153)	449

Total operating expenses	10,761	10,657	32,647	27,763

Operating income	4,948	11,467	17,299	32,654

Interest expense	992	2,435	3,344	6,538
Interest income	(1)	(38)	(8)	(208)

Net interest expense	991	2,397	3,336	6,330

Income before income taxes	3,957	9,070	13,963	26,324
Income tax expense	763	3,181	3,481	8,882

Net income	$3,194	$5,889	$10,482	$17,442

Net income per share:
Basic	$0.18	$0.34	$0.59	$1.01
Diluted	$0.18	$0.34	$0.59	$1.01

Weighted average shares outstanding :
Basic	17,905	17,499	17,901	17,241
Diluted	17,905	17,505	17,901	17,246

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$10,482	$17,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,023	11,351
Amortization of debt issuance costs	370	351
Amortization of intangible assets	1,207	1,123
Impairment of container rental equipment	80	241
Stock-based compensation expense	723	780
(Gain) and loss on foreign exchange	(363)	449
Gain on sale of container portfolios	(753)	(8,375)
Gain on disposition of used container equipment	(2,391)	(3,243)
Deferred income taxes	(636)	(106)
Bad debt expense	332	39
Changes in other operating assets and liabilities:
Accounts receivable	4,546	(3,485)
Prepaid expenses and other assets	(3,327)	343
Accounts payable, accrued expenses and other current liabilities	3,255	624
Due to container investors	(9,469)	(450)
Unearned revenue	81	267

Net cash provided by operating activities	17,160	17,351

Cash flows from investing activities:
Purchase of containers	(30,201)	(166,912)
Acquisition of Consent Equipment AB, net of cash acquired	—	(14,566)
Net proceeds from sale of container portfolios	5,840	64,537
Net proceeds from disposition of used container equipment	17,013	15,301
Purchase of furniture, fixtures and equipment	(41)	(93)
Receipt of principal payments from direct financing leases	4,168	4,382

Net cash used in investing activities	(3,221)	(97,351)

Cash flows from financing activities:
Proceed from issuance of common stock, (net of underwriting discount and offering expenses)	—	10,320
Exercise of stock options	—	444
Proceeds from capital leases	1,345	—
Proceeds from bank debt	25,000	123,593
Principal payments on capital leases	(3,137)	(2,167)
Principal payments made on bank debt	(57,700)	(51,000)
Debt issuance costs	—	(340)

Net cash (used in) provided by financing activities	(34,492)	80,850

Effect on cash of foreign currency translation	443	(67)

Net (decrease) increase in cash	(20,110)	783
Cash at beginning of the period	28,535	8,433

Cash at end of the period	$8,425	$9,216

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$6,132	$8,973
Interest	2,836	5,599
Supplemental disclosure of non-cash investing and financing activity:
Transfer of container rental equipment to direct finance lease	771	12,891
Transfer of container rental equipment off direct finance lease	2,869	—

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009 and 2008

(1) The Company and Nature of Operations

CAI International, Inc. and subsidiaries (CAI or the Company) operates in the international intermodal marine cargo container leasing business. Within this single industry sector, the Company generates revenue from two reportable segments: container leasing and container management. The container leasing segment specializes primarily in the ownership and leasing of intermodal dry freight standard containers, while the container management segment manages containers for container investors. The Company leases its containers principally to international container shipping lines located throughout the world. The Company sells containers primarily to investor groups and provides management services to those investors in return for a management fee. The results of operations for each of the Company’s segments are shown under Note 11.

On September 12, 2007, the Company formed Container Applications Limited, a wholly owned subsidiary in Barbados, to facilitate the Company’s international leasing and related business operations.

On April 30, 2008, the Company acquired CAI Consent Sweden AB (Consent), formerly named Consent Equipment AB, a European container and intermodal equipment leasing company, for $14.6 million in cash (net of $1.3 million cash acquired) and assumed approximately $25.7 million in debt. Consent is headquartered in Gothenburg, Sweden, and has operations located in Sweden, Germany and the United Kingdom.

The Company’s corporate headquarters are located in San Francisco, California.

(2) Accounting Policies and Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification™ (“ASC”) has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities for financial statements issued for interim and annual periods ending after September 15, 2009. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Since the effective date of this Statement, the Codification has superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC have become non-authoritative. The application of the provisions of SFAS No. 168 has resulted in revisions to the Company’s references to authoritative GAAP in this filing. The ASC did not have any impact to the Company’s financial position, results of operations or cash flows.

(a) Accounting Policies

There have been no changes to the Company’s accounting policies during the nine months ended September 30, 2009 other than that mentioned in Note 2(b) below relating to the accounting for convertible debt instrument. Also refer to Notes 2(a) through 2(n) to the consolidated financial statements in the Company’s Annual Report Form 10-K for the year ended December 31, 2008, filed with the SEC on March 16, 2009.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position as of September 30, 2009 and December 31, 2008, the results of operations for the three and nine months ended September 30, 2009 and 2008 and the Company’s cash flows for the nine months ended September 30, 2009 and 2008. The results of operations and cash flows for the periods presented are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2009 or in any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2008 and 2007, included in the Company’s Annual Report Form 10-K filed with the U.S. Securities and Exchange Commission on March 16, 2009.

The accompanying unaudited consolidated financial statements include the accounts of the Company. All intercompany transactions have been eliminated in consolidation. The minority interest relating to the Company’s 80%-owned subsidiary, CAIJ, Inc., is not shown separately in the accompanying unaudited consolidated financial statements as required under ASC 810, Consolidation (formerly referenced as SFAS No. 160, Non-Controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51) as the amount is immaterial.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009 and 2008

Management performed an evaluation of the Company’s activities through the filing of this Form 10-Q and has concluded there is no significant subsequent events requiring disclosure through November 6, 2009.

(b) Recent Accounting Pronouncements

In May 2008, the FASB issued ASC 470-20, Debt With Conversion and Other Options (formerly referenced as Financial Staff Position (FSP) No. APB 14-1), which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. ASC 470-20 requires issuers of applicable convertible debt instruments to account separately for the liability (debt) and equity (conversion option) components in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate. ASC 470-20 requires bifurcation of a component of the convertible debt, classification of that component as equity, and then accretion of the resulting discount on the debt as additional interest expense over the expected term of the debt. ASC 470-20 requires retrospective application to all periods presented.

On January 1, 2009, the Company adopted and retrospectively applied ASC 470-20 in connection with the Company’s $37.5 million convertible note to Interpool, Inc. that was executed in October 2006 and repaid in May 2007. The retrospective application of ASC 470-20 did not have a material impact on the Company’s results and financial position for the prior fiscal years 2006 and 2007. The adoption of ASC 470-20 did not have an impact on the Company’s financial position as of September 30, 2009 and December 31, 2008, the results of operations for the three and nine months ended September 30, 2009 and 2008 and the Company’s cash flows for the nine months ended September 30, 2009 and 2008.

In April 2009, the FASB issued ASC 825-10-50, Financial Instruments (formerly referenced as (FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments). ASC 825-10-50 applies to all financial instruments within the scope of ASC 825-10 Financial Instruments (formerly referenced as Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments) held by publicly traded companies. This standard amends ASC 825-10 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This standard also amends ASC 270-10, Interim Reporting (formerly referenced as APB Opinion No. 28, Interim Financial Reporting), to require those disclosures in summarized financial information at interim reporting periods. ASC 825-10-50 and ASC 270-10 are effective for the interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has adopted the disclosures required under these ASCs in this filing with the SEC.

In May 2009, the FASB issued ASC 855, Subsequent Events (formerly referenced as SFAS No. 165), to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company has adopted ASC 855 and evaluated subsequent events through the date and time the financial statements were issued on November 6, 2009.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (to be included in ASC 860). SFAS No. 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS No. 166 will be effective for transfers of financial assets in fiscal years beginning after November 15, 2009 and in interim periods within those fiscal years, with earlier adoption prohibited. The Company is currently assessing the potential impacts, if any, that SFAS No. 166 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (to be included in ASC 810). SFAS No. 167 eliminates FASB Interpretation No. 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS No. 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying FASB Interpretation No. 46(R)’s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009, with earlier adoption prohibited. The Company is currently assessing the potential impacts, if any, that SFAS No. 167 will have on its consolidated financial statements.

        In August 2009, FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820), Measuring Liabilities at Fair Value. The update amends ASC 820-10, Fair Value Measurements and Disclosure- Overall, for the fair value measurement of liabilities. ASU No. 2009-05 provides clarification where a quoted price in an active market for an identical liability is unavailable, a reporting entity is required to measure fair value using one or more of the techniques prescribed by this amendment. This amendment is effective for interim and annual periods beginning after August 27, 2009. The Company does not expect ASU No. 2009-05 to have a significant impact to it statement of financial position and results of operations.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009 and 2008

In October 2009, the FASB issued ASU No. 2009-13, Multiple Deliverable Revenue Arrangement. ASU 2009-13 sets forth the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple element arrangement when other items have not yet been delivered. This update amends ASC 605-25, Revenue Recognition- Multiple revenue Arrangements, to eliminate the requirement that all undelivered elements have vendor-specific objective evidence or third party evidence before an entity can recognize the portion of an overall arrangement fee that is attributable to items that have already been delivered. Additionally, this new guidance will require entities to disclose more information about their multiple-revenue arrangements. This consensus will be effective prospectively for revenue arrangements entered into or materially modified on or after June 15, 2010. Early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year. The Company plans to adopt ASU No. 2009-13 on the aforementioned effective date and does not expect it to have a material effect on its future financial results.

(3) Intangible Assets

The Company amortizes intangible assets on a straight line basis over their estimated useful lives as follows:

Trademarks	1-10 years
Software	1-3 years
Contracts- third party	7 years
Contracts and customer relationships-owned equipment	5-7 years
Non-compete agreements	2-3 years

Total amortization expense for the three months ended September 30, 2009 and 2008 were $399,000 and $422,000, respectively, and $1.2 million and $1.1 million for the nine months ended September 30, 2009 and 2008, respectively. Intangible assets as of September 30, 2009 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$1,282	$(416)	$866
Software	540	(540)	—
Contracts- third party	3,650	(1,564)	2,086
Contracts and customer relationships-owned equipment	4,148	(1,694)	2,454
Non-compete agreements	160	(95)	65

	$9,780	$(4,309)	$5,471

(4) Revolving Credit Facility, Term Loan, Capital Lease Obligations and Interest Rate Swap

(a) Revolving Credit Facility

The Company has a senior secured line of credit agreement with a consortium of banks to finance the acquisition of assets and for general working capital purposes. This agreement was amended on May 27, 2008 to increase the maximum credit availability. As of September 30, 2009, the maximum credit commitment under the senior secured line of credit was $290.0 million.

The Company’s senior secured credit facility, including any amounts drawn on the facility, is secured by substantially all of the assets of the Company including the containers owned by the Company, the underlying leases thereon, the Company’s interest in any money received under such contracts and a pledge of the stock of the Company’s subsidiaries. The facility may be increased under certain conditions described in the agreement governing the facility. In addition, there is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to the Company. These credit commitments are part of, and not in addition to, the total commitment provided under the agreement. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the senior secured credit facility. The interest rate is determined by the type of borrowing plus a margin. As of September 30, 2009, the interest rate under the amended agreement was approximately 1.2%. The agreement governing the Company’s senior secured

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009 and 2008

credit facility also contains various financial and other covenants. It also includes certain restrictions on the Company’s ability to incur other indebtedness or pay dividends to stockholders. As of September 30, 2009, the Company was in compliance with the terms of the senior secured credit facility.

As of September 30, 2009, the outstanding balance under the Company’s senior secured revolving credit facility was $165.5 million. As of September 30, 2009, the Company had $124.2 million in availability under the senior secured credit facility (net of $328,000 in letters of credit) subject to our ability to meet the collateral requirements under the agreement governing the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default. The Company’s senior secured credit facility will terminate on September 25, 2012 when all borrowings by the Company thereunder will become due and payable.

(b) Related Party Term Loan

On August 20, 2009, the Company signed a $10.0 million five-year loan agreement with the Development Bank of Japan (DBJ). As of the date of closing of the loan agreement, DBJ owned approximately 9.4% of the Company’s outstanding common stock. The loan is payable in 19 quarterly installments of $200,000 starting October 31, 2009 and a final payment of $6.2 million on July 31, 2014. The loan bears a variable interest rate based on BBA LIBOR rate plus 2.4% and is secured by a number of container rental equipment owned by the Company. The loan had a balance of $10.0 million and interest rate of 2.7% as of September 30, 2009. The agreement governing the Company’s term loan contains various financial and other covenants. As of September 30, 2009, the Company was in compliance with the terms of the term loan.

(c) Capital Lease Obligations

Upon the acquisition of Consent in April 2008, the Company assumed Consent’s capital lease obligations of $25.7 million. As of September 30, 2009, and December 31, 2008 the capital lease obligations had a balance of $21.6 million and $22.6 million, respectively. The underlying obligations are denominated in U.S. Dollars and Euros at fixed and floating interest rates and maturity dates between September 2013 and June 2019. The weighted average interest rate under the capital lease obligations was approximately 2.8% as of September 30, 2009. The liability under each lease is secured by the underlying equipment on the lease.

(d) Interest Rate Swap

In conjunction with its acquisition of Consent, the Company assumed an interest rate swap agreement with a European bank. The interest rate swap contract with the bank is based on a notional amount in Euros equivalent to approximately $4.4 million as of September 30, 2009, with a fixed interest rate of 4.07% against the three-month Euribor rate. The contract expires on July 1, 2010. As of September 30, 2009, the interest liability under the rate swap agreement had a fair value of approximately $105,000. The Company records the monthly change in the fair value of the agreement as an increase or decrease in interest expense. The purpose of the interest rate swap agreement is to manage the risk associated with fluctuations in interest rates.

(5) Stock–Based Compensation Plan

(a) Stock Options

The following table summarizes activity in the Company’s stock option plan for the nine-month period ended September 30, 2009:

	No. of Shares	Weighted Average Exercise Price
Outstanding options, December 31, 2008	450,180	$15.01
Options granted	480,000	$5.60

Balance, September 30, 2009	930,180	$10.16

Weighted-average remaining term	8.7 years
Options exercisable as of September 30, 2009	287,605	$15.02
Options exercised	None

On June 5, 2009, the Company granted stock options totaling 450,000 shares valued at $934,000, or $2.23 per share (net of $70,000 estimated forfeiture) to officers and certain management employees, and options for 30,000 shares valued at $59,000 or $2.10 per share (net of $4,000 estimated forfeiture) to the Company’s independent directors. The fair value of the stock options granted to

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009 and 2008

the Company’s officers, certain management employees and independent directors was determined using the Black-Scholes-Merton pricing model using the following assumptions:

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

An estimated forfeiture rate of 7% was applied and deducted from the resulting calculations. The forfeiture rate was estimated based on the average forfeiture rates for similar companies for the last four years and the Company’s estimated future forfeitures. The risk-free rate is based on the implied yield on a U.S. Treasury bond with a term approximating the expected term of the option. In the absence of historical data, the assumed volatility factors used in the calculation were derived from the average price volatility of common shares for similar companies as of June 5, 2009 over a period approximating the expected term of the options. As the Company has no historical data, the expected option term is calculated using the simplified method (“Plain Vanilla” approach).

The Company recorded stock-based compensation expense of $224,000 and $182,000 relating to stock options for the three months ended September 30, 2009 and 2008, respectively, and $592,000 and $646,000 for the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, the remaining unamortized stock-based compensation cost relating to stock options granted to the Company’s executive officers and management employees was approximately $1.8 million which is to be recognized over the remaining average vesting period of 2.8 years. Unamortized stock-based compensation cost relating to independent directors’ options at September 30, 2009 was approximately $40,000 which is to be recognized over a remaining vesting period of 8 months. The aggregate intrinsic value of all options vested and outstanding as of September 30, 2009 was approximately $850,000 based on the closing price of the Company’s common stock of $7.37 per share.

(b) Restricted Stock Grant

The following table summarizes the activity relating to the Company’s restricted stock for the nine-month period ended September 30, 2009:

	No. of Shares	Fair Value Per Share
Unvested restricted stock shares, December 31, 2008	23,568	$14.93
Shares vested and issued	(11,546)	$14.93
Forfeitures	(478)	$15.00

Unvested restricted stock shares, September 30, 2009	11,544	$14.93

Weighted-average remaining vesting period	7.6 months

For the nine months ended September 30, 2009, the Company withheld 3,124 shares from the 11,546 vested shares for employees to cover withholding taxes. The Company returned the withheld shares to the Equity Incentive Plan to make them available for future grant and paid the applicable taxes to federal and state taxing authorities. The restricted stock shares granted on May 15, 2007 have a three-year vesting period, with one third of vested shares issued every 12 months from grant date. Compensation expense relating to restricted stocks for each of the three months ended September 30, 2009 and 2008 was $44,000, while related compensation expense for the nine months ended September 30, 2009 and 2008, was $132,000 and $134,000, respectively. As of September 30, 2009, unrecognized compensation cost related to the restricted stock grants was approximately $104,000 which is expected to be recognized over a weighted average remaining vesting period of 7.6 months.

Compensation expense relating to stock options and restricted stock is recorded as a component of administrative expenses in the Company’s consolidated statements of income.

(6) Income Taxes

The consolidated income tax expense for the three and nine month periods ended September 30, 2009 and 2008 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2009 and 2008, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes and the effect of certain permanent differences.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009 and 2008

ASC 740, Income Taxes (formerly referenced as FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes), prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 requires that the Company recognize in the financial statements a liability for tax uncertainty if it is not more likely than not that the position will be sustained on audit, based on the technical merits of the position. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company recorded a liability for unrecognized tax benefits of approximately $1.8 million as of December 31, 2008. There have been no material changes in unrecognized tax benefits at September 30, 2009.

The Company has included an estimated ASC 740 provision for interest and penalties of $88,000 in its calculation of effective tax rate for fiscal 2009. The impact of ASC 740 on the Company’s financial results for the quarter ended September 30, 2009 is not material and is included in the calculation of the Company’s annual effective tax rate for fiscal 2009.

The Company’s effective tax rates for the three and nine months ended September 30, 2009 were 19.3% and 24.9%, respectively. The lower effective tax rates are due primarily to higher pretax income from foreign operations where statutory rates are lower than the U.S. income tax rates. The effective tax rate for the quarter included the effect of a $285,000 one-time tax benefit resulting from the finalization of the Company’s tax return for 2008. In addition, the Company’s effective tax rate for the nine months ended September 30, 2009 also included a $138,000 adjustment to income tax expense recorded in June 2009 to correct a purchase accounting entry relating to the acquisition of Consent in April 2008. Without these adjustments, the Company’s effective tax rates for the three and nine months ended September 30, 2009 would have been 26.5% and 28.0%, respectively.

The Company’s tax returns are subject to examination by federal, state and foreign taxing authorities. As of September 30, 2009, the statute of limitation for examining the Company’s federal income tax returns has not expired for the years ended December 31, 2006 through 2008. The Company’s state income tax returns in the state of California are currently being examined for fiscal 2005 and 2006. As of September 30, 2009, the statutes of limitation for tax examinations in the states of California, New Jersey and South Carolina have not expired for tax returns filed for the years ended December 31, 2004 through 2008.

(7) Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheets for cash, accounts receivable, and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The Company’s outstanding balances on its senior secured credit facility and capital lease obligation as of September 30, 2009 were estimated to have fair values of approximately $156.0 million and $20.0 million, respectively, based on the fair values of their estimated future payments calculated using the prevailing interest rates. Management believes that the principal amount of the Company’s term loan payable of $10.0 million obtained on August 20, 2009, approximates its fair value as of September 30, 2009.

(8) Commitments and Contingencies

As of September 30, 2009, the Company had no material commitments and contingencies other than those described in Note 4 above.

(9) Related Party Transaction

During the nine months ended September 30, 2009, the Company sold dry van containers to Japanese entities that are both owned 99% by Japan Investment Adviser Co., Ltd. (JIA) and 1% by CAIJ. CAIJ is an 80%- owned subsidiary of CAI with the remaining 20% owned by JIA. JIA is owned and controlled by a Managing Director of CAIJ. Prior to the purchase of containers from the Company, the purchasing entities had received contributions from unrelated Japanese investors, under separate Japanese investment agreements allowed under Japanese commercial laws. The investments were used to purchase container equipment from the Company. Under the terms of the agreements, the CAI related Japanese entities will manage the investments but may outsource the whole or part of each operation to a third party. The profit or loss from each investment will substantially belong to each respective investor.

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

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009 and 2008

The sale of containers to the VIEs has been recorded on the Company’s books as a sale in the ordinary course of the business, including gain on sale of container portfolios recognized thereon of $753,000 and $0 during the nine months ended September 30, 2009 and 2008, respectively. No sale of containers to VIEs occurred during the three months ended September 30, 2009.

On August 20, 2009, the Company signed a $10.0 million five-year loan agreement with the Development Bank of Japan (DBJ). As of the date of closing of the loan agreement, DBJ owned approximately 9.4% of the Company’s outstanding common stock. The loan is payable in 19 quarterly installments of $200,000 starting October 31, 2009 and a final payment of $6.2 million on July 31, 2014. The loan bears a variable interest rate based on BBA LIBOR rate plus 2.4% and is secured by a number of container rental equipment owned by the Company. The loan had a balance of $10.0 million as of September 30, 2009.

(10) Comprehensive Income

The following table provides a reconciliation of the Company’s net income to comprehensive income (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2009	2008	2009	2008
Net income	$3,194	$5,889	$10,482	$17,442
Other comprehensive income:
Foreign currency translation adjustments	636	(1,847)	1,018	(1,512)

Total	$3,830	$4,042	$11,500	$15,930

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

The following tables show condensed segment information for the Company’s container leasing and container management segments for the three and nine months ended September 30, 2009 and 2008, reconciled to the Company’s income before taxes as shown in its consolidated statements of income for such periods (in thousands). The Company makes its management decisions based on pre- tax income, and as such does not allocate income tax expense/benefit to its segments.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009 and 2008

	Three Months Ended September 30, 2009				Three Months Ended September 30, 2008
	Container Leasing	Container Management	Unallocated	Total	Container Leasing	Container Management	Unallocated	Total
Total revenue	$13,894	$1,815	$—	$15,709	$16,975	$5,149	$—	$22,124
Operating expenses	7,803	2,958	—	10,761	7,550	3,107	—	10,657

Operating income (loss)	6,091	(1,143)	—	4,948	9,425	2,042	—	11,467
Net interest expense	992	—	(1)	991	2,435	—	(38)	2,397

Net income (loss) before income taxes	5,099	(1,143)	1	3,957	6,990	2,042	38	9,070
Income tax expense	—	—	763	763	—	—	3,181	3,181

Net income (loss)	$5,099	$(1,143)	$(762)	$3,194	$6,990	$2,042	$(3,143)	$5,889

Total assets	$360,893	$24,184	$—	$385,077	$413,466	$62,612	$—	$476,078

	Nine Months Ended September 30, 2009				Nine Months Ended September 30, 2008
	Container Leasing	Container Management	Unallocated	Total	Container Leasing	Container Management	Unallocated	Total
Total revenue	$42,784	$7,162	$—	$49,946	$43,111	$17,306	$—	$60,417
Operating expenses	23,101	9,546	—	32,647	18,133	9,630	—	27,763

Operating income (loss)	19,683	(2,384)	—	17,299	24,978	7,676	—	32,654
Net interest expense	3,344	—	(8)	3,336	6,538	—	(208)	6,330

Net income (loss) before income taxes	16,339	(2,384)	8	13,963	18,440	7,676	208	26,324
Income tax expense	—	—	3,481	3,481	—	—	8,882	8,882

Net income (loss)	$16,339	$(2,384)	$(3,473)	$10,482	$18,440	$7,676	$(8,674)	$17,442

Total assets	$360,893	$24,184	$—	$385,077	$413,466	$62,612	$—	$476,078

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

The following table sets forth the reconciliation of basic and diluted net income per share for the three and nine months ended September 30, 2009 and 2008 (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Numerator:
Net income used in calculation of basic and diluted earnings per share	$3,194	$5,889	$10,482	$17,442

Denominator:
Weighted-average shares used in the calculation of basic earnings per share	17,905	17,499	17,901	17,241
Dilutive effect of stock options and restricted stock	—	6	—	5

Weighted-average shares used in the calculation of diluted earnings per share	17,905	17,505	17,901	17,246

Net income per share:
Basic	$0.18	$0.34	$0.59	$1.01
Diluted	$0.18	$0.34	$0.59	$1.01

        The calculation of diluted earnings per share for the three and nine months ended September 30, 2009 excluded from the denominator 930,180 shares of stock options granted to officers, certain management employees and independent directors and 11,544 shares of restricted stocks because their effect would have been anti-dilutive. The calculation of diluted earnings per share for the three and nine months ended September 30, 2008 excluded 457,000 and 506,000 shares, respectively, of stock options granted to officers and independent directors because their effect would have been anti-dilutive.

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

Overview

We are one of the world’s leading container leasing and management companies. We purchase containers, lease them to container shipping lines and either retain them as part of our owned fleet or sell them to container investors for whom we then provide management services. In operating our fleet, we lease, re-lease and dispose of containers and contract for the repair, repositioning and storage of containers. As of September 30, 2009, our fleet comprised 756,000 twenty-foot equivalent units (TEUs) of containers. The following table shows the composition of our fleet as of September 30, 2009 and 2008 and our average fleet utilization for the three and nine months ended September 30, 2009 and 2008:

	As of September 30, 2009	As of September 30, 2008
	(unaudited)
Managed fleet in TEUs	511,753	533,888
Owned fleet in TEUs	244,416	268,495

Total	756,169	802,383

	Three Months Ended September 30,		Nine months Ended September 30,
	2009	2008	2009	2008
	(unaudited)
Average fleet utilization rate for the period	80.0%	94.2%	82.3%	95.1%

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

Our fleet as of September 30, 2009 has declined from last year’s level as we sold more containers than we purchased. We have slowed down the pace of acquisition for new containers in view of declining utilization and weak capital markets environment. We plan to increase both the number of owned containers as well as the number of managed containers in our fleet when there is increased demand from customers. We believe it is important to maintain a balance between the size of our owned fleet and our managed fleet in order to have multiple sources of revenue.

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

The following table summarizes our operating results for the three-month periods ended September 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2009	2008	Amount	Percent
	(unaudited)
Total revenue	$15,709	$22,124	$(6,415)	(29.0)%
Operating expenses	10,761	10,657	104	1.0%
Net income	3,194	5,889	(2,695)	(45.8)%

Total revenue of $15.7 million for the three months ended September 30, 2009 was down $6.4 million, or 29.0%, from the three months ended September 30, 2008, as revenues declined in all categories for both container leasing and management segments of our business. Operating expenses for the quarter ended September 30, 2009 increased from the same three-month period in 2008, mainly as a result of increased storage, handling and repair expenses that resulted from lower utilization of our owned containers, partially offset by the gain on foreign exchange (compared to a loss on foreign exchange during the same quarter in 2008) and decreases in nearly all other operating expense categories. Our net income decreased $2.7 million, or 45.8%, to $3.2 million for the three months ended September 30, 2009, from $5.9 million for the comparable period in 2008. The decrease in net income resulted from lower revenue, and slightly higher operating expenses, partially offset by lower interest expense and income tax expense compared to the three months ended September 30, 2008.

Revenue. The composition of our revenue is shown on our unaudited financial statements included in this filing. The following discussion explains the significant changes in the composition of our total revenue for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

Container Rental Revenue. Container rental revenue decreased $2.9 million, or 18.0%, to $13.4 million for the three months ended September 30, 2009 from $16.3 million for the three months ended September 30, 2008. The decrease in container rental revenue was principally due to the 9% decrease in owned TEUs, decrease in utilization of our owned containers, and lower per diem rates for short and long-term term leases.

Management Fee Revenue. Management fee revenue for the three months ended September 30, 2009 was $1.8 million, a decline of $1.2 million, or 39.3%, from $3.0 million for the same period in 2008. The lower utilization of managed containers and increased expenses from depot storage and recovery costs resulted in lower profitability in most of our investors’ portfolios. The lower profitability of most of our investor portfolios resulted in a lower management fee income.

During the quarter ended September 30, 2009, the Company did not meet certain performance criteria in several of its container management contracts. The Company has experienced nonperformance due to the reduced income resulting from the decline in world trade and global recession and its impact on equipment utilization. Total revenue for the three months ended September 30, 2009 would have been approximately 6.6% lower if the contracts where the Company is not meeting the performance levels set forth therein had been terminated at the beginning of such period.

Gain on Sale of Container Portfolios. No gain on sale of container portfolios was recognized for the three months ended September 30, 2009 as no containers were sold to investors, compared to gain on sale of $2.2 million recorded for the quarter ended September 30, 2008. With lower investment in new containers and the current unfavorable market environment during the period, we have not been able to market new container programs.

Finance Lease Income. Finance lease income decreased $134,000, or 21.5%, to $488,000 for the three months ended September 30, 2009 from $622,000 for the three months ended September 30, 2008. This decrease was primarily due a lower average principal balance of existing direct finance leases during the three months ended September 30, 2009 compared to the same period last year.

Expenses. Details of our operating expenses for the three-month periods ended September 30, 2009 and 2008 are shown on our unaudited statements of income included in this filing. The following discussion explains the significant changes in expenses for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008:

Depreciation of Container Rental Equipment. Depreciation of container rental equipment decreased by $228,000, or 5.1%, to $4.3 million for the three months ended September 30, 2009, from $4.5 million for the three months ended September 30, 2008, due primarily to the reduction in our owned fleet.

Storage, Handling and Other Expenses. Storage, handling and other expenses increased by $1.2 million, or 126.7%, to $2.2 million for the three months ended September 30, 2009, from $984,000 for the three months ended September 30, 2008. The decrease in utilization rate of our owned containers has resulted in higher storage and handling costs due to the increased volume of units in storage during the three months ended September 30, 2009 as compared to the same period in 2008.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses decreased by $137,000, or 2.7%, to $5.0 million for the three months ended September 30, 2009 from $5.1 million for the three months ended September 30, 2008. The decrease in marketing, general and administrative expenses was driven primarily by a reduction in legal, accounting and employee compensation expenses.

Gain on foreign exchange. We recognized a gain of $150,000 on foreign exchange transactions for the three months ended September 30, 2009 compared to a loss of $544,000 during the three months ended September 30, 2008. Gains on foreign currency occurred when Consent and our U.K. subsidiary settled contracts denominated in U.S. dollars and remeasured liabilities denominated in U.S. dollars. The average exchange rates of the Euro and British Pound Sterling relative to the U.S. dollar increased over the course of the quarter ended September 30, 2009 compared to the same period last year.

Net Interest Expense. Net interest expense of $1.0 million for the three months ended September 30, 2009 decreased $1.4 million, or 58.7%, from $2.4 million incurred during the three months ended September 30, 2008. The decrease in interest expense was due primarily to the lower interest rate and lower average balance of our debt under our senior secured credit facility.

Income Tax Expense. Income tax expense for the three months ended September 30, 2009 was $763,000, a $2.4 million, or 76.0%, decrease from $3.2 million for the three months ended September 30, 2008. The decrease was due primarily to a lower pretax income and lower effective tax rate. Our effective tax rate for the quarter ended September 30, 2009 was 19.3% compared to 35.1% for the same quarter in 2008. The lower effective tax rate for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 is due primarily to higher proportion of pretax income coming from foreign operations where statutory rates are lower than the U.S. income tax rates. In addition, there was a $285,000 one-time tax benefit resulting from the finalization of our tax return for 2008. Without this adjustment for 2008, our effective tax rate for the quarter ended September 30, 2009 would have been 26.5%.

Segment Information. The following table summarizes our results of operations for each of our business segments for the three-month periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Increase (Decrease)
	2009	2008	Amount	Percent
	(in thousands) (unaudited)
Container Leasing
Total revenue	$13,894	$16,975	$(3,081)	(18.2)%
Operating expenses	7,803	7,550	253	3.4
Interest expense	992	2,435	(1,443)	(59.3)

Income before taxes attributable to segment	$5,099	$6,990	$(1,891)	(27.1)

Container Management
Total revenue	$1,815	$5,149	$(3,334)	(64.8)%
Operating expenses	2,958	3,107	(149)	(4.8)

Income (loss) before taxes attributable to segment	$(1,143)	$2,042	$(3,185)	(156.0)

Container Leasing. Total revenue from our container leasing segment during the quarter ended September 30, 2009 decreased from last year due primarily to a $2.9 million decrease in container rental revenue resulting from lower utilization rates and lower TEUs in our owned container equipment. Finance lease income also decreased due to the lower average principal balance of existing direct finance leases during the three months ended September 30, 2009 compared to the same period in 2008.

Total operating expenses for the container leasing segment increased $253,000, or 3.4%, to $7.8 million for the three months ended September 30, 2009 from $7.6 million for the three months ended September 30, 2008. The increase was primarily due to higher container depot storage, handling and repairs expenses, partly offset by gain on foreign exchange (compared to a loss on foreign exchange during the same quarter in 2008), lower marketing, general and administrative expenses and reduction in all other expense categories.

Interest expense for the quarter ended September 30, 2009 decreased $1.4 million, or 59.3%, to $1.0 million compared to $2.4 million for the same quarter last year. The decrease in interest expense was due primarily to lower interest rates and lower average balance of our debts.

Container Management. Total revenue of $1.8 million from our container management segment for the three months ended September 30, 2009 was $3.3 million, or 64.8%, lower than last year’s revenue of $5.1 million for the same period in 2008. This decrease in revenue was primarily due to a $2.2 million, or 100%, decrease in gain on sale of container portfolios, and to a $1.2 million, or 39.3%, decline in management fee income compared to the three months ended September 30, 2008. No sale of containers to investors occurred during the third quarter of 2009. With lower investment in new containers and the unfavorable market environment, we have not been able to market new container programs. The decline in our management fee revenue from the same three months period in 2008 was attributable to the lower profitability of most of our investor portfolios resulting from the lower utilization of managed containers and increased expenses from depot storage and recovery costs.

Total operating expenses of $3.0 million for the container management segment for the three months ended September 30, 2009 decreased $149,000, or 4.8%, from $3.1 million for the three months ended September 30, 2008, primarily as a result of a decrease in marketing, general and administrative expenses. These expenses are mostly allocated based on the average percentage of managed TEU’s to total TEUs after direct allocation of bad debt expense and expenses relating to Consent to the container leasing segment.

The container management segment incurred a loss of $1.1 million during the three months ended September 30, 2009 as compared to income before taxes of $2.0 million during the same period in 2008. The loss during the third quarter of 2009 was primarily attributable to the 64.8% decline in revenue from gain on sale of container portfolios and management fee, partly offset by a 4.8% decrease in operating expenses.

Nine months Ended September 30, 2009 Compared to Nine months Ended September 30, 2008

The following table summarizes our operating results for the nine-month periods ended September 30, 2009 and 2008 (dollars in thousands):

	Nine months Ended September 30,		Increase (Decrease)
	2009	2008	Amount	Percent
	(unaudited)
Total revenue	$49,946	$60,417	$(10,471)	(17.3)%
Operating expenses	32,647	27,763	4,884	17.6%
Net income	10,482	17,442	(6,960)	(39.9)%

Total revenue of $49.9 million for the nine months ended September 30, 2009 declined $10.5 million, or 17.3% from the nine months ended September 30, 2008, due primarily to significant decreases in gain on sale of container portfolios and management fee revenue. Our container rental revenue was essentially unchanged from the same nine-month period in 2008. Operating expenses for the nine months ended September 30, 2009 increased $4.9 million, or 17.6%, from the same nine-month period in 2008, mainly as a result of higher storage, handling and repairs expenses, increase in depreciation expense and lower gain on disposition of used container equipment, partly offset by gain on foreign exchange (compared to a loss on foreign exchange during the same period in 2008), lower marketing, general and administrative expense and lower impairment of container rental equipment. Our net income decreased $7.0 million, or 39.9%, to $10.5 million for the nine months ended September 30, 2009, from $17.4 million for the comparable period in 2008. The decrease in net income resulted primarily from lower revenue and higher operating expenses, partly offset by lower interest expense and income tax expense compared to the nine months ended September 30, 2008.

Revenue. The composition of our revenue is shown on our unaudited financial statements included in this filing. The following discussion explains the significant changes in the composition of our total revenue for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008:

Container Rental Revenue. Container rental revenue decreased $639,000, or 1.5%, to $41.0 million for the nine months ended September 30, 2009 from $41.6 million for the nine months ended September 30, 2008. The decrease in container rental revenue was principally due to the lower TEUs and utilization rate of our owned containers and lower average per diem rate for short term leases. This was partly offset by higher average per diem rate for long-term leases.

Management Fee Revenue. Management fee revenue for the nine months ended September 30, 2009 was $6.4 million, a decline of $2.5 million, or 28.2%, from $8.9 million for the same period in 2008. The lower utilization and increased expenses from storage costs resulted in lower profitability in most of our container investors’ portfolios. The lower profitability of most of our investor portfolios resulted in lower management fee income.

During the quarter ended September 30, 2009, the Company did not meet certain performance criteria in several of its container management contracts. The Company has experienced nonperformance due to the reduced income resulting from the decline in world trade and global recession and its impact on equipment utilization. Total revenue for the nine months ended September 30, 2009 would have been approximately 3.4% lower if the contracts where the Company is not meeting the performance levels set forth therein had been terminated at the beginning of 2009.

Gain on Sale of Container Portfolios. Gain on sale of container portfolios of $753,000 for the nine months ended September 30, 2009 was $7.6 million, or 91.0%, less than the $8.4 million gain recognized for the nine months ended September 30, 2008. The decrease was due primarily to the decline in the number of TEUs of containers sold at a lower average margin per TEU during the nine months ended September 30, 2009 as compared to the same nine-month period in 2008.

Finance Lease Income. Finance lease income increased $312,000, or 20.9%, to $1.8 million for the nine months ended September 30, 2009 from $1.5 million for the nine months ended September 30, 2008. This increase was primarily due to a higher average principal balance of our existing direct finance leases during the nine months ended September 30, 2009 compared to the same period last year.

Expenses. Details of our operating expenses for the nine-month periods ended September 30, 2009 and 2008 are shown on our unaudited statements of income included in this filing. The following discussion explains the significant changes in expenses for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008:

Depreciation of Container Rental Equipment. Depreciation of container rental equipment increased by $1.6 million, or 14.5%, to $12.9 million for the nine months ended September 30, 2009, from $11.2 million for the nine months ended September 30, 2008. This increase was primarily due to our acquisition of Consent and to the greater percentage of newer containers in our owned fleet.

Amortization of Intangible Assets. Amortization expense relating to intangible assets for the nine months ended September 30, 2009 increased $84,000, or 7.5%, to $1.2 million from $1.1 million during the same period last year. The increase resulted primarily from the added amortization expense attributable to intangible assets recorded in connection with the acquisition of Consent on April 30, 2008.

Impairment of Container Rental Equipment. Impairment of container rental equipment decreased $161,000, or 66.8%, to $80,000 for the nine months ended September 30, 2009 from $241,000 during same period in 2008. The decrease was due primarily to the lower number of containers that were deemed impaired during the nine months ended September 30, 2009 as compared to the same nine-month period ended in 2008. The secondary sales price for most container categories has remained above the carrying value of our containers held for sale.

Gain on Disposition of Used Container Equipment. Gain on disposition of used container equipment decreased by $852,000, or 26.3%, to $2.4 million for the nine months ended September 30, 2009, from $3.2 million for the nine months ended September 30, 2008. The decrease primarily resulted from the lower margin on the sale of used containers which more than offset the impact of higher volume of used containers sold during the nine months ended September 30, 2009 as compared to the same period in 2008.

Storage, Handling and Other Expenses. Storage, handling and other expenses increased by $3.2 million, or 97.2%, to $6.4 million for the nine months ended September 30, 2009, from $3.2 million for the nine months ended September 30, 2008. The decrease in utilization rate of our owned containers has resulted in higher storage and handling costs due to the increased volume of units in storage during the nine months ended September 30, 2009 as compared to the same period in 2008.

Gain on foreign exchange. We recorded a gain of $153,000 on foreign exchange transactions for the nine months ended September 30, 2009 compared to a loss of $449,000 during the nine months ended September 30, 2008. Gains on foreign currency occurred when Consent and our U.K. subsidiary settled contracts denominated in U.S. dollars and remeasured liabilities denominated in U.S. dollars. The average exchange rates of the Euros and British Pound Sterling to U.S. dollar increased over the course of the nine months ended September 30, 2009 compared to the same period in 2008.

Net Interest Expense. Net interest expense of $3.3 million for the nine months ended September 30, 2009 decreased $3.0 million, or 47.3%, from $6.3 million incurred during the nine months ended September 30, 2008. The decrease in net interest expense was due primarily to the lower interest expense resulting from lower interest rates and a lower average balance of our debts. This was partly offset by a $200,000 decrease in interest income.

Income Tax Expense. Income tax expense for the nine months ended September 30, 2009 was $3.5 million, a $5.4 million, or a 60.8%, decrease from $8.9 million for the nine months ended September 30, 2008. The decrease was due primarily to a 47.0% decrease in pretax income and lower effective tax rate. Our effective tax rate for the nine months ended September 30, 2009 was 24.9% compared to 33.7% for the same period in 2008. The lower effective tax rate for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 is due primarily to higher proportion of pretax income coming from foreign operations where statutory rates are lower than the U.S. income tax rates. During the nine months ended September 30, 2009, the Company recorded a $138,000 adjustment to income tax expense to correct a purchase accounting entry relating to the acquisition of Consent in April 2008, and a $285,000 one-time tax benefit relating to the finalization of our 2008 income tax returns. These adjustments reduced the Company’s income tax expense by $423,000 during the nine months ended September 30, 2009. Without these adjustments our effective tax rate for this period would have been 28.0%.

Segment Information. The following table summarizes our results of operations for each of our business segments for the nine-month periods ended September 30, 2009 and 2008:

	Nine Months Ended September 30,		Increase (Decrease)
	2009	2008	Amount	Percent
	(in thousands) (unaudited)
Container Leasing
Total revenue	$42,784	$43,111	$(327)	(0.8)%
Operating expenses	23,101	18,133	4,968	27.4
Interest expense	3,344	6,538	(3,194)	(48.9)

Income before taxes attributable to segment	$16,339	$18,440	$(2,101)	(11.4)

Container Management
Total revenue	$7,162	$17,306	$(10,144)	(58.6)%
Operating expenses	9,546	9,630	(84)	(0.9)

Income (loss) before taxes attributable to segment	$(2,384)	$7,676	$(10,060)	(131.1)

Container Leasing. Total revenue from our container leasing segment for the nine months ended September 30, 2009 was lower by $327,000 than the $43.1 million during the nine months ended September 30, 2008. The decrease was primarily due to a slightly lower container rental revenue, partly offset by an increase in finance lease income.

Total operating expenses for the container leasing segment increased $5.0 million, or 27.4%, to $23.1 million for the nine months ended September 30, 2009 from $18.1 million for the nine months ended September 30, 2008. The increase was primarily due to higher storage, handling and repairs expenses resulting from the decline in the average utilization of our owned containers, increase in depreciation expense attributable to newer containers and to the acquisition of Consent, and lower gain on disposition of used container equipment.

Interest expense for the nine months ended September 30, 2009 decreased $3.2 million, or 48.9%, to $3.3 million compared to $6.5 million for the same period last year. The decrease in interest expense was due primarily to lower interest rates and a lower average debt balance.

Container Management. Total revenue from our container management segment for the nine months ended September 30, 2009 was $7.2 million, a decrease of $10.1 million, or 58.6%, from $17.3 million for the nine months ended September 30, 2008. This decrease in revenue was primarily attributable to a $7.6 million, or 91.0%, decrease in gain on sale of container portfolios, and the $2.5 million, or 28.2%, decline in management fee revenue compared to the nine months ended September 30, 2008. The decrease in gain on sale of container portfolios was due to the fewer number of TEUs of containers sold during the first nine months of 2009 as compared to the same period in 2008. The lower utilization and increased expenses from storage costs resulted in lower profitability within some of our container investors’ portfolios which led to lower management fee income.

Total operating expenses of $9.5 million for the container management segment for the nine months ended September 30, 2009 was essentially unchanged from the same period in 2008. Operating expenses allocated to this segment consists of marketing, general and administrative expense and amortization of intangible assets. These expenses are mostly allocated based on the average percentage of managed TEU’s to total TEUs after direct allocation of bad debt expense and expenses relating to Consent to the container leasing segment.

The container management segment incurred a loss of $2.4 million during the nine months ended September 30, 2009 as compared to income before taxes of $7.7 million during the same nine months period in 2008. The loss during 2009 was primarily attributable to the fewer number of containers sold to investors resulting in a $7.6 million decline in the gain on sale of container portfolios. Additionally, the lower average utilization of our managed containers has reduced the profitability of most of our investor portfolios resulting in a decrease of $2.5 million in management fee revenue during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash flows from operations, sales of container portfolios, borrowings under our senior secured credit facility, loan from a foreign bank and sale of our stock. We believe that cash flow from operations, future sales of container portfolios and borrowing availability under our senior secured credit facility are sufficient to meet our liquidity needs for at least the next 12 months.

We have typically funded a significant portion of the purchase price for new containers through borrowings under our senior secured credit facility. However, from time to time we have funded new container acquisitions through the use of working capital.

As of September 30, 2009, the maximum credit available under our existing senior secured credit agreement was $290.0 million. Our senior secured credit facility is secured by substantially all of our assets, including our containers and the underlying leases thereon and our interest in any money received under such contracts. The facility may be increased under certain conditions described in the agreement. In addition, there is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The amended agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to us. These credit commitments are part of, and not in addition to, the total commitment of $290.0 million. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar Rate loans as defined in the senior secured credit facility. As of September 30, 2009 the interest rate on our senior secured credit facility was 1.2%. Our senior secured credit facility will expire on September 25, 2012.

As of September 30, 2009, we had $124.2 million (net of $328,000 in letters of credit) in availability under our senior secured credit facility, subject to our ability to meet the collateral requirements under the agreement governing our senior secured credit facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

We intend to use our senior secured credit facility primarily to fund the purchase of containers in the future. We have typically used the proceeds from sales of container portfolios to container investors to repay our senior secured credit facility. As we expand our owned fleet, our senior secured credit facility balance will be higher, which will result in higher interest expense. In addition to customary events of default, our senior secured credit facility contains financial covenants that require us to maintain certain ratios in our financial statements. As of September 30, 2009, we were in compliance with the financial covenants in our senior secured credit facility.

The capital leases of Consent are denominated in U.S. dollars and Euros, are financed by various European banks and financial institutions and secured by their underlying assets. As of September 30, 2009, our capital lease obligations totaled $21.6 million.

On August 20, 2009, we signed a $10.0 million, five-year loan agreement with Development Bank of Japan (DBJ). The loan is payable in 19 quarterly installments of $200,000 starting October 31, 2009 and a final payment of $6.2 million on July 31, 2014. The loan bears a variable interest rate based on BBA LIBOR rate plus 2.4 % and is secured by certain of our container rental equipment. The loan had a balance of $10.0 million as of September 30, 2009. DBJ owned approximately 9.4% of the Company’s outstanding common stock as of the date of closing of the loan agreement.

Cash Flow

The following table sets forth certain cash flow information for the nine-month periods ended September 30, 2009 and 2008:

	Nine months Ended September 30,
	2009	2008
	(in thousands)
	(unaudited)
Net income	$10,482	$17,442
Adjustments to income	6,678	(91)

Net cash provided by operating activities	17,160	17,351
Net cash used in investing activities	(3,221)	(97,351)

	Nine months Ended September 30,
	2009	2008
	(in thousands) (unaudited)
Net cash (used in) provided by financing activities	(34,492)	80,850
Effect on cash of foreign currency translation	443	(67)

Net (decrease) increase in cash	(20,110)	783
Cash at beginning of period	28,535	8,433

Cash at end of period	$8,425	$9,216

Cash Flows From Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2009 and 2008 were $17.2 million and $17.4 million, respectively. The $191,000 decrease in cash provided by operating activities was due primarily to a $7.0 million reduction in net income, and higher reductions of $9.0 million in due to container investors and $3.7 million in prepaid expenses and other assets. This decrease was partly offset by a $8.0 million higher decrease in accounts receivable, a decrease of $8.5 million in gains from the sale of container portfolios and disposition of used container equipment, and $2.6 million higher increase in accounts payable and accrued expenses.

Our net income decreased $7.0 million for the nine months ended September 30, 2009 due primarily to a $10.5 million decline in our total revenue. The increase in the balance of due to container investors (resulting in an increase in cash used) was due to the earlier than last year payments to one of our container investors. However, we collected more of our receivables during the first nine months of 2009 compared to the same period of in 2008 which partly offset the impact of lower net income and higher payments to investors on our cash flow.

Cash Flows From Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2009 was $3.2 million compared to $97.4 million for the nine months ended September 30, 2008. The decrease of $94.1 million in cash used in investing activities was due primarily to a $136.7 million reduction in the purchase of container equipment. We have purchased fewer equipment during the nine months ended September 30, 2009 because of the lower demand for container equipment that has resulted from the economic recession. In addition, we spent $14.6 million in 2008 to purchase Consent. No similar investment was made in 2009. The decrease in cash from investing activities was partly offset by the $58.7 million reduction in total proceeds from the sale of container portfolios.

Cash Flows From Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2009 was $34.5 million as compared to $80.9 million provided by financing activities during the same period in 2008. The $115.3 million increase in cash usage from financing activities compared to last year was primarily due to a $98.6 million decrease in bank borrowings and $7.7 million higher principal payments on bank debt and capital leases. During the nine months ended September 30, 2009, we used available cash to repay borrowings as a result of lower equipment investment requirement.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments by due date as of September 30, 2009 (in thousands):

	Payments Due by Period
	Total	= < less than 1 year	>1-2 years	>2-3 years	>3-4 years	>4-5 years	>5 years
Total debt obligations:
Senior secured credit facility	$165,500	$—	$—	$165,500	$—	$—	$—
DBJ Term Loan-Principal	10,000	800	800	800	800	6,800	—
Total Interest on Debt & Capital Lease	8,977	2,853	2,729	2,583	394	283	135
Purchase obligations payable	734	734	—	—	—	—	—
Rent, office facilities and equipment	1,434	995	226	131	82	—	—
Capital lease obligations	21,599	4,101	5,071	3,482	3,465	1,698	3,782

Total contractual obligations	$208,244	$9,483	$8,826	$172,496	$4,741	$8,781	$3,917

(1)

Our estimate of interest expense commitment includes $6.2 million relating to our senior secured credit facility, $1.1 million relating to our term loan with DBJ and $1.7 million relating to our capital lease obligations. The calculation of interest related to our senior secured credit facility assumes that the interest rate of 1.2% as of September 30, 2009 on our senior secured credit facility will remain at the same interest level over the next five years. We expect that the interest rate will vary over time based upon fluctuations in the underlying indexes upon which this interest rate is based. The interest relating to our term loan and capital lease obligations was based on an assumed weighted average interest rate of 2.7% and 2.8% , respectively, over the above periods.

Off-Balance Sheet Arrangements

As of September 30, 2009, we had no off-balance sheet arrangements or obligations other than noted below. An off-balance sheet arrangement includes any contractual obligation, agreement or transaction arrangement involving an unconsolidated entity under which we would have: (1) retained a contingent interest in transferred assets; (2) an obligation under derivative instruments classified as equity; (3) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing, hedging or research and development services with us; or (4) made guarantees.

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the disclosures made in Management’s Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report Form 10-K at December 31, 2008 filed with the SEC on March 16, 2009, and in our previous Form 10-Q filings with the SEC for 2009.

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

Foreign Exchange Rate Risk. Although we have significant foreign-based operations, the U.S. dollar is our primary operating currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. We had equipment sales in British Pound Sterling, Euros and Japanese Yen and incurred overhead costs in foreign currencies, primarily in British Pound Sterling and Euros. Consent has significant amounts of revenue as well as expenses denominated in Euro, Swedish Kroner and Norwegian Kroner. During the nine months ended September 30, 2009 the U.S. dollar has decreased in value in relation to other major foreign currencies (such as the Euro and British Pound Sterling). The decrease in the U.S. dollar has increased our revenues and expenses denominated in foreign currencies. The decrease in the value of the U.S. dollar relative to foreign currencies will also result in U.S. dollar denominated liabilities held at some of our foreign subsidiaries to decrease in value relative to the foreign subsidiaries’ local currencies. If the value of the U.S. dollar continues to decrease in relation to foreign currencies, such decrease may have a significant impact on our future operating results.

Interest Rate Risk. The nature of our business exposes us to market risk arising from changes in interest rates to which our variable-rate debt is linked. In conjunction with its acquisition of Consent, the Company assumed an interest rate swap agreement with a European bank. The interest rate swap contract with the bank is based on a notional amount in Euros equivalent to approximately $4.4 million as of September 30, 2009, with a fixed rate of 4.07% against the three-month Euribor rate. The contract expires on July 1, 2010. As of September 30, 2009, the liability under the rate swap agreement had a fair value of approximately $105,000.

As of September 30, 2009 the principal amounts of debts outstanding under the variable-rate arrangement of our senior secured credit facility and our term loan with DBJ was $165.5 million and $10.0 million, respectively. In addition, the capital lease obligations we assumed in conjunction with the acquisition of Consent had a balance of $21.6 million as of September 30, 2009 and have variable interest rates. A 1.0% increase or decrease in underlying interest rates for these obligations will increase or decrease interest expense by approximately $2.0 million annually assuming debt remains constant at the September 30, 2009 levels.

Credit Risk

We maintain detailed credit records about the container lessees for our total fleet. Our credit policy sets different maximum exposure limits for our container lessees. Credit criteria may include, but are not limited to, container lessee trade route, country, social and political climate, assessments of net worth, asset ownership, bank and trade credit references, credit bureau reports, including those from Dynamar, operational history and financial strength. We monitor container lessees’ performance and lease exposures on an ongoing basis, and our credit management processes are aided by the long payment experience we have with most of the container lessees for our total fleet and our broad network of long- standing relationships in the shipping industry that provide current information about the container lessees for our total fleet. In managing this risk we also make an allowance for doubtful accounts. The allowance for doubtful accounts is developed based on two key components: (1) specific reserves for receivables where management believes full collection is doubtful; and (2) a general reserve for estimated losses inherent in the receivables. The general reserve is estimated by applying certain percentage ranging from 1.0% on accounts that are one to thirty days overdue, to 100% on accounts that are one year overdue. An allowance of $1.2 million has been established against non-performing receivables. No receivable was written off for the nine months ended September 30, 2009.

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

Based upon the required evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that as of September 30, 2009 our disclosure controls and procedures were adequate and effective with respect to controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and are accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Before making an investment decision, investors should carefully consider the risks described in the risk factors in Part 1: Item 1A of our Annual Report Form 10-K for the year ended December 31, 2008 filed with the SEC on March 16, 2009. The risks described in the aforementioned filing are not the only ones facing our company. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations. Any of these risks could adversely affect our business, cash flows, financial condition and results of operations. The trading price of our common stock could further decline due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this 10-Q filing. There have been no material changes in our risk factors from those discussed in our Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding purchases of our equity securities during the quarter ended September 30, 2009, all of which were shares subject to restricted stock awards that we purchased to cover applicable tax withholding obligations when these awards vested:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month 1
July 1, 2009 to July 31, 2009	241	$6.82	—	—
Month 2
August 1, 2009 to August 31, 2009	—	—	—	—
Month 3
September 1, 2009 to September 30, 2009	—	—	—	—

Total	241	$6.82	—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

a. None

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS.

3.1	Amended and Restated Certificate of Incorporation of CAI International, Inc. (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1, as amended, File No. 333-140496)

3.2	Amended and Restated Bylaws of CAI International, Inc. (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, dated March 10, 2009)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CAI INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAI International, Inc. (Registrant)

November 6, 2009	/s/ MASAAKI (JOHN) NISHIBORI
Masaaki (John) Nishibori
President and Chief Executive Officer
(Principal Executive Officer)

November 6, 2009	/s/ VICTOR M. GARCIA
Victor M. Garcia
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of CAI International, Inc. (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1, as amended, File No. 333-140496)

3.2	Amended and Restated Bylaws of CAI International, Inc. (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, dated March 10, 2009)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.