Form 10-K
period 2009-12-31
CAI International, Inc.
filed 2010-03-15
CIK 1388430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in the Exchange Act Rule 12b-2). Yes  ☐    No  ☒

As of June 30, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter, there were 17,917,417 shares of the Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the New York Stock Exchange on June 30, 2009) was approximately $53,678,000. Shares of Registrant’s common stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of Registrant’s outstanding common stock as of June 30, 2009 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2010, there were 17,917,176 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2010 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

WEBSITE ACCESS TO COMPANY’S REPORTS AND CODE OF ETHICS

Our Internet website address is http://www.caiintl.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Our Code of Business Conduct and Ethics is also available on our website.

Also, copies of the Company’s annual report and Code of Business Conduct and Ethics will be made available, free of charge, upon written request.

SERVICE MARKS MATTERS

The following items referred to in this annual report are registered or unregistered service marks in the United States and/or foreign jurisdictions pursuant to applicable intellectual property laws and are the property of us and our subsidiaries: CAI® and CAI International.

PART I

ITEM 1.	BUSINESS

Our Company

We are one of the world’s leading container leasing and management companies. We operate our business through two segments: container leasing and container management. We purchase new containers, lease them primarily to container shipping lines, freight forwarders and other transportation companies and either retain them as part of our owned fleet or sell them to container investors for whom we then provide management services. In operating our fleet, we lease, re-lease and dispose of containers and contract for the repair, repositioning and storage of containers. As of December 31, 2009, our fleet comprised 743,000 20-foot equivalent units or TEUs, the industry’s standard measurement unit, 68.4% of which represented our managed fleet and 31.6% of which represented our owned fleet.

We lease our containers to lessees under long-term leases, short-term leases and finance leases. Long-term leases cover a specified number of containers that will be on lease for a fixed period of time. Short-term leases provide lessees with the ability to lease containers either for a fixed term of less than one year or without a fixed term on an as-needed basis, with flexible pick-up and drop-off of containers at depots worldwide. Finance leases are long-term lease contracts that grant the lessee the right to purchase the container at the end of the term for a nominal amount. As of December 31, 2009, 82.3% of our fleet, as measured in TEUs, was on lease, with 75.7% of these containers on long-term leases, 21.5% on short-term leases and 2.8% on finance leases.

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

Our container leasing segment revenue comprises container rental revenue and finance lease income from our owned fleet, and our container management segment revenue comprises gain on sale of container portfolios and management fee revenue for managing containers for container investors. The operating results of each segment and details of our revenues for the years ended December 31, 2009, 2008 and 2007, and information regarding the geographic areas in which we do business are summarized in Note 17 to our consolidated financial statements included in this filing. For the year ended December 31, 2009, we recorded total revenue of $65.3 million, net income of $13.6 million and adjusted EBITDA of $46.3 million. A comparison of our 2009 financial results with those of the prior years and a definition of adjusted EBITDA can be found on Item 6, Selected Financial Data of this Form 10-K filing.

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

History

We were founded in 1989 by our Chairman, Hiromitsu Ogawa, as a traditional container leasing company that leased containers owned by us to container shipping lines. We were originally incorporated under the name Container Applications International, Inc. in the state of Nevada on August 3, 1989. On February 2, 2007, we were reincorporated under our present name in the state of Delaware.

On May 16, 2007, we completed an initial public offering (“IPO”) of our common stock and listed our common stock on the New York Stock exchange under the symbol “CAP”. On April 30, 2008, the Company acquired CAI Consent Sweden AB (Consent), formerly named Consent Equipment AB, a European container and intermodal equipment leasing company, for $14.6 million in cash (net of $1.3 million cash acquired) and the assumption of approximately $25.7 million in debt. Consent was originally headquartered in Gothenburg, Sweden at the time of its acquisition. In February 2010, Consent’s headquarters were transferred to the United Kingdom. Consent also has offices in Delmenhorst, Germany, which will remain open.

Corporate Information

Our corporate headquarters and principal executive offices are located at One Embarcadero Center, Suite 2101, San Francisco, California 94111. Our telephone number is (415) 788-0100 and our Web Site is located at http://www.caiintl.com. Our U.S. branch office is located in Charleston, South Carolina. We operate our business in 13 offices in 11 countries including the United States, and have agents in Asia, Europe, South Africa, Australia and South America. Our wholly owned international subsidiaries are located in the United Kingdom, Japan, Malaysia, Sweden and Barbados. We also own 80% of CAIJ Ltd. in Japan.

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

Containers are built in accordance with standard dimensions and weight specifications established by the International Standards Organization (ISO). The industry-standard measurement unit is the 20-foot equivalent unit, or TEU, which compares the size of a container to a standard container 20’ in length. For example, a 20’ container is equivalent to one TEU and a 40’ container is equivalent to two TEUs. The standard dry van containers are eight feet wide, come in lengths of 20’or 40’ and are either 8’6” or 9’6” tall. The two principal types of containers are described as follows:

•

Dry van containers. A dry van container is constructed of steel sides, roof and end panel with a set of doors on the other end, a wooden floor and a steel undercarriage. Dry van containers are the least expensive and most commonly used type of container. According to Containerisation International, World Container Census 2009, dry van containers comprised approximately 89.6% of the worldwide container fleet, as measured in TEUs, as of mid-2008. They are used to carry general cargo, such as manufactured component parts, consumer staples, electronics and apparel.

•

Specialized equipment. Specialized equipment consist of open-top, flat-racks, palletwide containers, swapbodies, roll trailers, refrigerated containers and tank containers. An open-top container is similar in construction to a dry van container except that the roof is replaced with a tarpaulin supported by removable roof bows. A flat-rack container is a heavily reinforced steel platform with a wood deck and steel end panels. Open-top and flat-rack containers are generally used to move heavy or oversized cargo, such as marble slabs, building products or machinery. Palletwide containers are a type of dry-van container externally similar to ISO standard containers, but internally about two inches wider so as to accommodate two European-sized pallets side-by-side. Swapbodies are a type of dry van container designed to be easily transferred between rail, truck, and barge and are equipped with legs under their frames. Roll trailers are a type of flat-bed trailer equipped with rubber wheels underneath for terminal haulage and stowage on board of roll-on/roll-off vessels. A refrigerated container has an integral refrigeration unit on one end which plugs into an outside power source and is used to transport perishable goods. Tank containers are used to transport bulk products such as chemicals, oils, and other liquids. According to Containerisation International, World Container Census 2009, specialized containers comprised approximately 10.4% of the worldwide container fleet, as measured in TEUs, as of mid-2008.

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

Container shipping lines own and lease containers for their use. Containerisation International, Market Analysis: World Container Census 2009, estimates that as of mid-2008, transportation companies (including container shipping lines and freight forwarders), owned approximately 61.0% of the total worldwide container fleet and container leasing companies owned approximately 39.0% of the total worldwide container fleet. Given the uncertainty and variability of export volumes and the fact that container shipping lines have difficulty in accurately forecasting their container requirements at different ports, the availability of containers for lease significantly reduces a container shipping line’s need to purchase and maintain excess container inventory. In addition, container leases allow the container shipping lines to adjust their container fleets both seasonally and over time and help to balance trade flows. The flexibility offered by container leasing helps container shipping lines improve their overall fleet management and provides the container shipping lines with an alternative source of financing.

Our Strengths

We believe our strengths include the following:

•

Multiple Sources of Revenue. Our business is structured to generate a diversified stream of revenue from multiple sources. We actively manage a mix of owned and managed containers in our fleet to provide us with diversified revenues over long periods of time. We supplement container rental revenue and management fee revenue with gains on sale of container portfolios that generate significant incremental revenue and facilitate the growth in management fee revenue as we convert containers owned by us to containers managed by us for our container investors. We are also able to diversify our revenue base by managing the mix of containers under long-term, short-term and finance leases. Maintaining a range of lease types and duration allows us to provide services customized to our clients’ needs. By having multiple sources of revenue, we believe that we have been able to realize a higher return on assets and equity than would have been possible if our fleet had consisted entirely of containers owned by us. We believe it is important to maintain a balance between the size of our owned fleet and our managed fleet to maintain our multiple sources of revenue.

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

•

Growth in International Trade. Our global reach positions us to participate in long-term global growth trends in international trade. With agreements with multiple container depots in more than 42 countries, we are positioned to serve our global customer base in the developing economies in Asia, Europe and South America.

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

•

Long-standing Container Lessee Relationships with Attractive Credit Characteristics. We currently lease containers to over 260 container lessees, including many of the largest international container shipping lines. As of December 31, 2009, we had conducted business with the top 20 lessees of our total fleet, as measured in TEUs, for an average of over 13 years. These top 20 lessees had, as of December 31, 2009, a weighted-average Dynamar credit rating of 3.6 on a rating scale of one through ten, with a one representing the strongest credit rating. Dynamar B.V. provides credit ratings to the container leasing industry.

•

Experienced Management Team. We have significant experience in the container leasing industry. Our four key officers have an average of approximately 23 years of experience in the container leasing industry. In addition, our marketing, operations and underwriting personnel have developed long-term relationships with lessees that improve our access to continued opportunities with leading container shipping lines.

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

Risks Affecting Us

In operating our business we have faced and will continue to face significant challenges. Our ability to successfully operate our business is subject to numerous risks as discussed more fully in Item 1A entitled “Risk Factors.” For example:

•

demand for leased containers and per diem rates could decline if the current global recession persists for an extended period of time and other macroeconomic market conditions affecting the container leasing industry worsen;

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

Our Operations

Container Fleet Overview. The table below summarizes the composition of our fleet as of December 31, 2009 by the type of container:

	Dry Van Containers	Percent of Total Fleet	Specialized Equipment	Percent of Total Fleet	Total	Percent of Total Fleet
Managed Fleet in TEU	494,853	66.6%	12,828	1.7%	507,681	68.4%
Owned fleet in TEU	219,492	29.6%	15,590	2.1%	235,082	31.6%

Total	714,345	96.2%	28,418	3.8%	742,763	100.0%

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

We believe that our long-standing relationships with our lessees and the close communications we maintain with their operating staffs represent an important advantage for us. As of December 31, 2009, we employed 56 people within our marketing and operations group in eight countries. In addition, we have 12 independent agents in 12 other countries that help support our marketing and operations group.

Overview of Our Leases. To meet the needs of our lessees and achieve a favorable utilization rate, we lease containers under three main types of leases:

•

Long-Term Leases. Our long-term leases specify the number of containers to be leased, the pick-up and drop-off locations, the applicable per diem rate and the contractual term. We typically enter into long-

term leases for a fixed term ranging from three to eight years, with five-year term leases being most common. Our long-term leases generally require our lessees to maintain all units on lease for the duration of the lease, which provides us with scheduled lease payments. Some of our long-term leases contain an early termination option and afford the lessee continuing supply and total interchangeability of containers, with the ability to redeliver containers if the lessee’s fleet requirements change. Our leases typically require the lessees to pay additional amounts pursuant to retroactive rate adjustments. These rate adjustments have not been material to our results of operations. As of December 31, 2009, approximately 75.7% of our on-lease fleet, as measured in TEUs, was under long-term leases.

•

Short-Term Leases. Short-term leases include both master interchange leases and customized short-term leases. Master interchange leases provide a master framework pursuant to which lessees can lease containers on an as-needed basis, and thus command a higher per diem rate than long-term leases and more flexible terms. The terms of master interchange leases are typically negotiated on an annual basis. Under our master interchange leases, lessees know in advance their per diem rates and drop-off locations, subject to monthly port limits. We also enter into other short-term leases that typically have a term of less than one year and are generally used for one-way leasing, typically for small quantities of containers. The terms of short-term leases are customized for the specific requirements of the lessee. Short-term leases are sometimes used to reposition containers to high-demand locations and accordingly may contain terms that provide incentives to lessees. As of December 31, 2009, approximately 21.5% of our on-lease fleet, as measured in TEUs, was under short-term leases.

•

Finance Leases. Finance leases provide our lessees with an alternative method to finance their container acquisitions. Finance leases are long-term in nature, typically ranging from three to five years, and require relatively little customer service attention. They ordinarily require fixed payments over a defined period and provide lessees with a right to purchase the subject containers for a nominal amount at the end of the lease term. Per diem rates under finance leases include an element of repayment of capital and, therefore, typically are higher than per diem rates charged under long-term leases. Finance leases require the container lessee to keep the containers on lease for the entire term of the lease. As of December 31, 2009, approximately 2.8% of our on-lease fleet, as measured in TEUs, was under finance leases.

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

•

Re-leasing. Since our leases allow our lessees to return their containers, we typically lease a container several times during the time we manage it as part of our fleet. New containers can usually be leased with a limited sales and customer service infrastructure because initial leases for new containers typically cover large volumes of units and are fairly standardized transactions. Used containers, on the other hand, are typically leased in smaller transactions that are structured to accommodate pick-ups and returns in a variety of locations. Our utilization rates depend on our re-leasing abilities. Factors that affect our ability to re-lease used containers include the size of our lessee base, ability to anticipate lessee needs, our presence in relevant geographic locations and the level of service we provide our lessees. We believe that our global presence and long-standing relationships with over 260 container lessees as of December 31, 2009 provide us an advantage in re-leasing our containers relative to many of our smaller competitors.

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

•

Depot Management. As of December 31, 2009, we managed our container fleet through 248 independent container depot facilities located in 42 countries. Depot facilities are generally responsible for repairing containers when they are returned by lessees and for storing the containers while they are off-hire. Our operations group is responsible for managing our depot contracts and periodically visiting the depot facilities to conduct inventory and repair audits. We also supplement our internal operations group with the use of independent inspection agents. As of December 31, 2009 a large majority of our off-lease inventory was located at depots that are able to report notice of container activity and damage detail via electronic data interchange, or EDI. We use the industry standard, ISO 9897 Container Equipment Data Exchange messages, for EDI reporting.

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

•

Container Leasing Segment Concentration. Revenue from our ten largest container lessees represented 45.5% of the revenue from our container leasing segment for the year ended December 31, 2009, with revenue from our single largest container lessee accounting for 7.3%, or $4.1 million, of revenue from our container leasing segment during such period. This $4.1 million of revenue represented 6.3% of our total revenue for this period. The largest lessees of our owned fleet are often among the largest lessees of our managed fleet. The largest lessees of our managed fleet are responsible for a significant portion of the billings that generate our management fee revenue.

•

Container Management Segment Concentration. A substantial majority of our container management segment revenue is derived from container investors associated with five different investment arrangers located in Germany, Switzerland, Austria and Japan. These arrangers are typically in the business of identifying and organizing investors for a variety of investment vehicles and compete with other institutions in these and other countries that perform similar functions. Container investors associated with five investment arrangers represented 89.3% of the Company’s container management revenue for the years ended December 31, 2009. Revenue from the two largest container investors, IGB Container GmbH & Co. KG (IGB) and P&R Equipment and Finance Corp. (P&R), represented 31.9%, or $3.0 million, and 21.4% or $2.0 million, respectively, of revenue from the Company’s container management segment during the year ended December 31, 2009. The combined revenue of $5.0 million associated with the two largest investment arrangers represented 7.6% of total revenue for the year ended December 31, 2009. The willingness of investment arrangers to continue to form entities that invest in containers will depend upon a number of factors outside of our control, including the laws in the countries in which they are domiciled, the tax treatment of an investment or restrictions on foreign investments. If changes in tax laws in any country or other conditions make investments in containers less attractive, we will need to identify new container investors in other jurisdictions. If we are unable to identify new investors to offset decreases in demand, our gain on sale of container portfolios will decrease almost immediately, and management fee revenues will decrease if existing management agreements that terminate are not replaced by new management agreements.

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

Employees

As of December 31, 2009, we employed approximately 83 employees worldwide. We are not a party to any collective bargaining agreements. We believe that relations with our employees are good.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business and the Container Leasing Industry

Current economic conditions may adversely affect our industry, business and results of operations.

The United States and foreign economies are in various stages of recovery from the 2009 economic recession. The capital markets are currently experiencing a high level of volatility and liquidity has become constrained across the debt and equity markets. In addition, recent disruptions in national and international credit markets have led to a scarcity of credit, tighter lending standards and higher interest rates on business loans.

We increased our allowance for doubtful accounts in 2009 to recognize the increased credit risk brought about by the current economic environment. A prolonged economic downturn or a continuing scarcity of credit could further adversely affect the financial condition and levels of business activity of our customers. This may in turn have a corresponding negative impact on our future operating results as some of our customers may suffer business failures that may cause us to further incur higher bad debt expense in the future while others may react to worsening conditions by reducing their level of investment in container portfolios or reducing their leasing of containers from us. In addition, worsening economic conditions may impair our ability to attract new customers. Our average fleet utilization rate has declined from 94.2% during the third quarter of 2008 to 81.9% during the fourth quarter of 2009. If any of these economic circumstances remain in effect for an extended period of time, there could be a material adverse effect on our future financial results.

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

Demand for containers depends largely on the rate of world trade and economic growth, with consumer demand being one of the most critical factors affecting this growth. Current economic downturns in one or more countries, particularly in the United States and other countries with consumer-oriented economies, have resulted in a reduction in world containerized trade growth or in demand by container shipping lines for leased containers. Most of the container investor programs into which we sell container portfolios employ a certain amount of debt in order to increase investor equity returns. The uncertainty on future demand for containers from container shipping lines, the potential of lower than expected performance of existing investments in container funds and the more difficulty in container investors being able to access debt for future investment programs, increases the potential that we may not be able to sell containers to investor programs in the future. In such case, our revenue, net income and cash flow will be lower, which will limit the level of growth in our operating fleet that we might otherwise be able to attain.

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

Much of our leasing business involves shipments of goods exported from Asia. From time to time, there have been economic disruptions, health scares (such as SARS, H1N1 flu ), financial turmoil, natural disasters and political instability in Asia. If these events were to occur in the future, they could adversely affect our container lessees and the general demand for shipping and lead to reduced demand for leased containers or otherwise adversely affect us. Demand for containers originating from China and other Asian economies has been lower since the beginning of September 2008 and is expected to remain weak until world economic growth increases. Other general factors affecting demand for leased containers, utilization and per diem rates include the following:

•	available supply and prices of new and used containers;

•	economic conditions and competitive pressures in the shipping industry;

•	shifting trends and patterns of cargo traffic;

•	the availability and terms of container financing;

•	fluctuations in interest rates and foreign currency values;

•	overcapacity or undercapacity of the container manufacturers;

•	the lead times required to purchase containers;

•	the number of containers purchased by competitors and container lessees;

•	container ship fleet overcapacity or undercapacity;

•	increased repositioning by container shipping lines of their own empty containers to higher-demand locations in lieu of leasing containers from us;

•	consolidation or withdrawal of individual container lessees in the container shipping industry;

•	import/export tariffs and restrictions;

•	customs procedures, foreign exchange controls and other governmental regulations;

•	natural disasters that are severe enough to affect local and global economies;

•	political and economic factors; and

•	currency exchange rates.

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

A large part of our historical revenue comes from gain on sale of container portfolios and our container sale activities in the future may result in lower gains or losses on sales of containers.

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

Because steel is the major component used in the construction of new containers, the price of new containers and per diem rates on new containers are highly correlated with the price of raw steel. In the late 1990s, new container prices and per diem rates declined because of, among other factors, a drop in worldwide steel prices and a shift in container manufacturing from Taiwan and Korea to areas in mainland China with lower labor costs. From 2003 to 2004, and again in the second half of 2006, container prices and leasing rates increased partially due to an increase in worldwide steel prices. Similarly, container prices during the first nine months of 2008 rose from their 2007 levels partially due to higher commodity prices. There has been a decrease in steel prices since the beginning of September 2008 and it is believed there has been reduced demand for newly manufactured containers by our customers and competitors. In the first quarter of 2010 container prices have begun increasing due to limited production by container manufacturers. We cannot predict container prices in the future. If newly manufactured container prices decline, we may need to lease the containers at low return rates or at a loss.

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

A significant percentage of our revenue is attributable to management fees earned on services related to the leasing of containers owned by container investors. This revenue has very low direct operating costs associated with it. Accordingly, fluctuations in our management fee revenue in any period will have a significant impact on our profitability in that period. If we fail to meet performance requirements contained in our management agreements, container investors may seek to terminate these agreements. During the year ended December 31, 2009, the Company did not meet certain performance criteria in several of its container management contracts. The Company has experienced nonperformance due to the reduced income resulting from the decline in world trade and global recession and its impact on equipment utilization. Total revenue for the year ended December 31, 2009 would have been approximately 4.6% lower if such container management had been terminated for not meeting the agreed upon performance levels set forth therein.

If one or more container investors terminated their management agreements, our management revenue would be adversely affected and our ability to sell container portfolios to investors could be severely impaired. However, no container investor has notified the Company of its decision to terminate its management agreement and management does not currently expect any container investor to terminate its agreement. Moreover, our ability to continue to attract new management contracts depends upon a number of factors, including our ability to lease containers on attractive lease terms and to efficiently manage the repositioning and disposition of containers. In the event container investors perceive another container leasing company as better able to provide them with a stable and attractive rate of return, existing contracts may not be renewed, and we may lose management contract opportunities in the future, which could affect our business, results of operations and financial condition.

Please see risk factor “We derive a substantial portion of our revenue for each of our container management and container leasing segments from a limited number of container investors and container lessees, respectively. The loss of, or reduction in business by, any of these container investors or container lessees could result in a significant loss of revenue and cash flow.” on page 20.

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

The U.S. and foreign economies have been in various stages of recovery from the economic recession in 2009, which increases the potential of increased future inventories of used equipment by leasing companies and shipping lines in depots. Such an increase in inventory of idle equipment increases the potential of reducing the prices attained for disposition of used containers. As a result, the Company may need to dispose of equipment at a loss or not be able to sell equipment, which would increase our storage and repositioning expenses.

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

When lessees default, we may fail to recover all of our containers and the containers we do recover may be returned to locations where we will not be able to quickly re-lease or sell them on commercially acceptable terms. We may have to reposition these containers to other places where we can re-lease or sell them, which could be expensive depending on the locations and distances involved. Following repositioning, we may need to repair the containers and pay container depots for storage until the containers are re-leased. For our owned containers these costs will directly reduce our income before taxes and for our managed containers, lessee defaults will increase operating expenses, and thus reduce our management fee revenue. We have seen an increase in the number of smaller regional shipping lines defaulting on their lease agreements since the second quarter of 2008. The Company is recovering equipment and incurring expenses for its account and for the account of container investors related to these customer defaults. We maintain insurance to reimburse the Company and container investors for such customer defaults. The insurance agreements are subject to deductibles of up to $3.0 million per occurrence and have significant exclusions and, therefore, may not be sufficient to prevent us from suffering material losses. Additionally, the increase in claims made by the Company under such insurance agreements may result in such insurance not being available to us in the future on commercially reasonable terms, or at all.

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

Our debt and capital lease obligations were $182.4 million as of December 31, 2009. We may not generate sufficient cash flow from operations to service and repay our debt and related obligations and have sufficient funds left over to achieve or sustain profitability in our operations, meet our working capital and capital expenditure needs or compete successfully in our industry.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenue and cash flow from a limited number of container investors and container lessees. Our business comprises two reportable segments for financial statement reporting purposes: container management and container leasing. The operating results of each segment and details of our revenues by for the years ended December 31, 2009, 2008 and 2007 are summarized in Note 17 to our consolidated financial statements included in this filing. Revenue for our container management segment comes primarily from container investors that purchase portfolios of containers and then pay us to manage the containers for them. Revenue for our container leasing segment comes primarily from container lessees that lease containers from our owned fleet.

Revenue from our ten largest container lessees represented 45.5% of the revenue from our container leasing segment for the year ended December 31, 2009, with revenue from our single largest container lessee accounting for 7.3%, or $4.1 million, of revenue from our container leasing segment during such period. This $4.1 million of revenue represented 6.3% of our total revenue for this period. We do not distinguish between our owned fleet and our managed fleet when we enter into leases with container shipping lines. Accordingly, the largest lessees of our owned fleet are typically among the largest lessees of our managed fleet, and our management fee revenue is based in part on the number of managed containers on lease to container lessees. As a result, the loss of, or default by, any of our largest container lessees could have a material adverse effect on the revenue for both our container management segment and our container leasing segment. In addition, many of the management agreements with our container investors contain performance criteria, such as minimum per diem net income per container or minimum utilization rates for the pool of containers owned by the container investors. In the event we fail to meet one or more of these criteria in a management agreement, the independent investment arrangers who typically act on behalf of container investors may have the right to terminate the management agreement. In the year ended December 31, 2009, container investors associated with five investment arrangers represented 89.3% of our container management revenue. If we were to not perform our obligations as a container manager under the management agreements controlled by an independent investment arranger, the independent investment manager could decide to terminate all of the management agreements under which we have not performed our obligations. Managed containers associated with our single largest container investor accounted for 31.9%, or $3.0 million, of revenue from our container management segment during the year ended December 31, 2009. This $3.0 million of revenue represented 4.6% of our total revenue for this period. The termination of the management agreements under the control of a single investment arranger or the loss of our largest container investor as a management services customer could have a material adverse effect on the revenue for our container management segment.

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

The number of containers in our owned fleet fluctuates over time as we purchase new containers and sell containers to container investors or into the secondary resale market. As part of our strategy, we plan to increase both the number of owned containers as well as the number of managed containers in our fleet. We believe we will be able to find container investors to purchase the desired portion of the new containers that we purchase and lease. If we are unable to locate container investors to purchase these containers, we will operate the containers as part of our owned fleet. Ownership of containers entails greater risk than management of containers for container investors, because as we increase the number of containers in our owned fleet, we are subject to an increased level of risk from loss or damage to equipment, financing costs, changes in per diem rates, re-leasing risk, changes in utilization rates, lessee defaults, repositioning costs, storage expenses, impairment charges and changes in sales price upon disposition of containers.

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

Terrorist attacks, the threat of such attacks, piracy or the outbreak of war and hostilities could negatively impact our operations and profitability and may expose us to liability.

Terrorist attacks and the threat of such attacks have contributed to economic instability in the United States and elsewhere, and further acts or threats of terrorism, violence, war or hostilities could similarly affect world trade and the industries in which we and our container lessees operate. For example, worldwide containerized trade dramatically decreased in the immediate aftermath of the September 11, 2001 terrorist attacks in the United States, which affected demand for leased containers. In addition, terrorist attacks, threats of terrorism, piracy or threats thereof, violence, war or hostilities may directly impact ports, depots, our facilities or those of our suppliers or container lessees and could impact our sales and our supply chain. A severe disruption to the worldwide ports system and flow of goods could result in a reduction in the level of international trade and lower demand for our containers. We maintain liability insurance that we believe would apply to claims arising from a terrorist attack, and our lease agreements require our lessees to indemnify us for all costs, liabilities and expenses arising out of the use of our containers, including property damage to the containers, damage to third-party property and personal injury. However, our lessees may not have adequate resources to honor their indemnity obligations and our insurance coverage is subject to large deductibles, a $15.0 million limit on coverage and significant exclusions. Accordingly, we may not be protected from liability (and expenses in defending against claims of liability) arising from a terrorist attack.

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

Our ability to make payments on and repay our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. Based on the balance of our long-term indebtedness as of

December 31, 2009, we will require approximately $7.3 million to service our current indebtedness in the year ending December 31, 2010. It is possible that:

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

We are also subject to risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. These risks include:

•	regional or local economic downturns;

•	changes in governmental policy or regulation;

•	restrictions on the transfer of funds into or out of the country;

•	import and export duties and quotas;

•	domestic and foreign customs and tariffs;

•	international incidents;

•	war, hostilities, terrorist attacks, a piracy, or the threat of any of these events;

•	government instability;

•	nationalization of foreign assets;

•	government protectionism;

•	compliance with export controls, including those of the U.S. Department of Commerce;

•	compliance with import procedures and controls, including those of the U.S. Department of Homeland Security;

•	consequences from changes in tax laws, including tax laws pertaining to the container investors;

•	potential liabilities relating to foreign withholding taxes;

•	labor or other disruptions at key ports;

•	difficulty in staffing and managing widespread operations; and

•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions.

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

CAIJ Ltd (CAIJ) was formed and began operation in 2007 for the purpose of arranging investments in our containers with Japanese investors. CAIJ arranged $5.8 million and $14.6 million of investments in container funds in 2009 and 2008, respectively, and we expect that CAIJ will arrange more container investments in the future. Because we are the seller and manager of the containers that will be sold to investors on whose behalf CAIJ acts as an arranger and advisor, there is an inherent conflict of interest between us and CAIJ. We disclose this inherent conflict of interest to container investors prior to any sale to them, but we do not provide them with any assurances that they will realize a specific or any investment return on the containers purchased from, and managed by, us. In the event that these container investors realize losses on their investments or believe that the returns on their investments are lower than expected, they may make claims, including bringing lawsuits, against CAIJ or us for our alleged failure to act in their best interests. Any such claims could result in the payment of legal expenses and damages and also damage our reputation with container investors and potential container investors and materially and adversely affect our business, financial condition or results of operations.

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

The lack of an international title registry for containers increases the risk of ownership disputes.

There is no internationally recognized system of recordation or filing to evidence our title to containers nor is there an internationally recognized system for filing security interest in containers. Although we have not incurred material problems with respect to this lack of internationally recognized system, the lack of an international title recordation system with respect to containers could result in disputes with lessees, end-users, or third parties who may improperly claim ownership of the containers.

As a U.S. corporation, we are subject to U.S. Executive Orders and U.S. Treasury Sanctions Regulations regarding doing business in or with certain nations and specially designated nationals (SDNs).

As a U.S. corporation, we are subject to U.S. Executive Orders and U.S. Treasury sanctions regulations restricting or prohibiting business dealings in or with certain nations and with certain specially designated nationals (individuals and legal entities). Any determination that we have violated such Executive Orders and U.S. Treasury sanctions regulations could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The Internal Revenue Code requires any company that qualifies as a “personal holding company” to pay personal holding company taxes in addition to regular income taxes. A company qualifies as a personal holding company if (1) more than 50.0% of the value of the company’s stock is held by five or fewer individuals and (2) at least 60.0% of the company’s adjusted ordinary gross income constitutes personal holding company income, which, in our case, includes adjusted income from the lease of our containers. If we or any of our subsidiaries are a personal holding company, our undistributed personal holding company income, which is generally taxable income with certain adjustments, including a deduction for federal income taxes and dividends paid, will be taxed at a rate of 15.0%. Based upon our operating results, we were not classified as a personal holding company for the year ended December 31, 2009. Whether or not we or any of our subsidiaries are classified as personal holding companies in future years will depend upon the amount of our personal holding company income and the percentage of our outstanding common stock that will be beneficially owned by Mr. Hiromitsu Ogawa, who beneficially owned 41.3% of our common stock as of December 31, 2009. At some point in the future we could become liable for personal holding company taxes. The payment of personal holding company taxes in the future would have an adverse effect on our cash flows, results of operations and financial condition.

Risks Related to Our Stock

Our stock price has been volatile and may remain volatile.

The trading price of our common stock may be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, new services by us or our competitors, general conditions in the shipping industry and the intermodal container sales and leasing markets, changes in earnings estimates by analysts, or other events or factors. In addition, the public stock markets have experienced extreme price and trading volume volatility in recent months. The broad market fluctuations may adversely affect the market price of our common stock. Since the initial public offering of our stock at $15.00 per share on May 16, 2007, the closing market price of our stock has fluctuated significantly from a high of $19.64 per share to a low of $2.15 per share. Since our stock is not among the most heavily traded stocks in the market, shareholders may experience difficulties in liquidating our stock. Factors affecting the trading price of our common stock may include:

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

Future new sales of our common stock by us or outstanding shares by existing stockholders, or the perception that there will be future sales of new shares from the company or existing stockholders, may cause our stock price to decline and impair our ability to obtain capital through future stock offerings.

A substantial number of shares of our common stock held by our current stockholders could be sold into the public market at anytime. In addition, the perception of, or actual sale of, new shares may materially and adversely affect our stock price and could impair our ability to obtain future capital through an offering of equity securities.

We do not expect to pay any dividends in the foreseeable future.

We do not anticipate paying any cash dividends to holders of our common stock in the foreseeable future. In addition, our senior secured credit facility includes restrictions on our ability to pay cash dividends. Agreements governing future indebtedness will likely contain similar restrictions on our ability to pay cash dividends. Although our board of directors may decide in the future to declare and issue a dividend, or to set a dividend policy, no assurance is given that decision to declare such a dividend or to set such a policy will be made in the future. Consequently, investors must rely on sales of their common stock as the only way to realize any future gains on their investment.

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

Our founder, Mr. Hiromitsu Ogawa, will continue to have substantial control over us and could act in a manner with which other stockholders may disagree or that is not necessarily in the interests of other stockholders.

Based upon beneficial ownership as of February 28, 2010, Mr. Ogawa beneficially owns approximately 41.3 % of our outstanding common stock. As a result, he may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, he may have the ability to control the management and affairs of our company. Mr. Ogawa may have interests that are different from yours.

For example, he may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of us or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock. In addition, as Chairman of our Board of Directors, Mr. Ogawa will influence decisions to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

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

The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), requires annual management assessments of the effectiveness of internal control over financial reporting and a report by our independent auditors rendering an opinion on the effectiveness of our internal control over financial reporting. If we fail to maintain the adequacy and effectiveness of internal control over financial reporting, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act and related regulations. Although our management has concluded that adequate internal control procedures are currently in place, no system of internal control can provide absolute assurance that the financial statements are accurate and free of errors. As a result, the risk exists that our internal control may not detect all errors or omissions in the financial statements. Our independent auditors must annually report on the effectiveness of such internal controls over financial reporting. Our management may not be able to effectively and timely maintain controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that will be applicable to us as a public company. If we are not able to implement the requirements of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent auditors may not be able to certify as to the effectiveness of our internal controls over financial reporting. This result may subject us to adverse regulatory consequences, and could lead to a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. We could also suffer a loss of confidence in the reliability of our financial statements if we disclose material weaknesses in our internal controls. In addition, if we fail to develop and maintain effective controls and procedures, we may be unable to provide the required financial information in a timely and reliable manner or otherwise comply with the standards applicable to us as a public company. Any failure by us to timely provide the required financial information could materially and adversely impact our financial condition and the market value of our stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

Office Locations. As of December 31, 2009, our employees are located in 13 offices in 11 different countries including the United States. We have 2 offices in the U.S. including our headquarters in San Francisco, California. We have 11 offices outside the U.S. We lease all of our office space. In addition, we have agents in Asia, Europe, South Africa, Australia and South America. Each of our offices locations is used for both our container leasing and container management segments, except for our Consent offices in Sweden and Germany which are used only for container leasing operations.

The following table summarizes the facilities we leased as of December 31, 2009:

Office Location—U.S. Properties

San Francisco, CA (Headquarters)

Charleston, SC

Office Location—International Properties

Brentwood, United Kingdom

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

Our common stock has been traded on the New York Stock Exchange (NYSE) under the symbol “CAP” since May 16, 2007. Prior to that time, there was no public market for our common stock. Since the initial public offering of our stock at $15.00 per share on May 16, 2007 to February 26, 2009, our stock price has fluctuated between a high closing price of $19.64 on July 11, 2008 and a low closing price of $2.15 on January 23, 2009.

The following table reflects the range of high and low sales prices, as reported on the New York Stock Exchange, for our common stock in each quarter of the years ended December 31, 2009 and 2008.

	High	Low
2009:
Fourth Quarter	$9.33	$6.91
Third Quarter	$7.79	$5.13
Second Quarter	$6.33	$2.87
First Quarter	$3.86	$2.15

2008:
Fourth Quarter	$9.74	$2.90
Third Quarter	$19.64	$9.57
Second Quarter	$17.67	$12.67
First Quarter	$12.85	$8.18

As of February 26, 2010, the closing price of the common stock was $ 9.87 as reported on the NYSE. On that date, there were approximately 29 registered holders of record of the common stock and approximately 922 beneficial holders, based on information obtained from the Company’s transfer agent.

Dividends

We have never declared or paid dividends on our capital stock nor intend to pay any dividends in the foreseeable future. We intend to retain future earnings to finance the operation and expansion of our business.

NYSE Corporate Governance Attestation

On June 30, 2009, Mr. Masaaki (John) Nishibori, President and Chief Executive Officer, certified to the NYSE that as of such date he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards.

PERFORMANCE GRAPH

The graph below compares cumulative shareholder returns for the Company as compared with the Russell 2000 Stock Index and the Dow Jones Transportation Stock Index for the period from May 16, 2007 (the date CAI International, Inc. common stock began trading at the NYSE) to December 31, 2009. The graph assumes an investment of $100 as of May 16, 2007.

	Base Period 5/16/07	INDEX RETURNS Quarters Ending
Company/Index		6/30/07	9/30/07	12/31/07	3/31/08	6/30/08	9/30/08	12/31/08	3/31/09	6/30/09	9/30/09	12/31/09
CAI INTERNATIONAL, INC.	$100	$87.13	$94.00	$70.13	$85.67	$116.00	$73.73	$21.13	$18.87	$34.00	$49.13	$60.20
RUSSELL 2000 INDEX	100	101.65	98.20	93.40	83.88	84.08	82.86	60.89	51.54	61.97	73.67	76.25
DOW JONES
TRANSPORTATION INDEX	100	100.35	99.18	96.17	91.73	94.88	88.51	67.82	51.47	62.02	72.86	78.61

ITEM 6.	SELECTED FINANCIAL DATA

On October 1, 2006, we repurchased 10,584,000 shares, or 50.0% of our then-outstanding common stock held by Interpool. In connection with this transaction we applied pushdown accounting and accounted for the purchase as a step acquisition. Due to the application of pushdown accounting and step acquisition accounting in our financial statements, our financial condition and results of operations after September 30, 2006 are not comparable in some respects to our financial condition and results of operations reflected in our historical financial statements as of dates or for periods prior to October 1, 2006. The consolidated balance sheet and statement of operations data prior to October 1, 2006 as presented below, refer to the Predecessor company and this period is referred to as the Predecessor period which relates to the period prior to our repurchase of our common stock held by Interpool. The consolidated balance sheet and statement of operations data on and subsequent to October 1, 2006 refer to the Successor company and the period is referred to as the Successor period which relates to the period after we repurchased our common stock held by Interpool. A line has been drawn between the financial statements data to distinguish between the Predecessor and Sucessor periods.

The selected financial data presented below under the heading “Consolidated Statement of Operations Data” for the years ended December 31, 2009, 2008 and 2007, and the heading “Consolidated Balance Sheet Data” as of December 31, 2009 and 2008 have been derived from our audited consolidated financial statements included elsewhere in this 10-K filing. The selected financial data presented below under the heading “Statement of Operations Data” for the three months ended December 31, 2006, nine months ended September 30, 2006 and year ended December 31, 2005, and under the heading “Consolidated Balance Sheet Data” as of December 31, 2006 and 2005 have been derived from our audited consolidated financial statements that were included in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 11, 2007.

On January 1, 2009, the Company adopted and retrospectively applied Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470-20, Debt With Conversion and Other Options, in connection with the Company’s $37.5 million convertible note to Interpool, Inc. that was executed in October 2006 and repaid in May 2007. The retrospective application of ASC 470-20 resulted in a $187,000 decrease in net income for the year ended December 31, 2007 and an increase for the same amount in net income for the three months ended December 31, 2006. The adoption of ASC 470-20 did not have an impact on the Company’s financial position as of December 31, 2007 but increased total assets by $2.2 million, total liabilities by $2.0 million and stockholders’ equity by $187,000 as of December 31, 2006.

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

Consolidated Statement of Operations Data

	Successor				Predecessor
	Year Ended December 31,			Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year Ended December 31, 2005
	2009	2008	2007
(Dollars in thousands, except per share data)
Revenue:
Container rental revenue	$53,747	$56,436	$38,148	$9,383	$24,228	$39,614
Management fee revenue	8,546	11,969	12,663	3,569	8,530	11,230
Gain on sale of container portfolios	753	12,443	12,855	5,392	8,365	9,913
Finance lease income	2,218	2,297	1,206	267	927	829

Total revenue	65,264	83,145	64,872	18,611	42,050	61,586

Operating expenses:
Depreciation of container rental equipment	17,140	15,824	8,805	2,360	9,653	14,764
Amortization of intangible assets	1,566	1,534	1,241	307	—	—
Impairment of container rental equipment	86	331	365	81	270	572
Gain on disposition of used container equipment	(3,626)	(4,155)	(4,400)	(747)	(804)	(1,166)
Gain on settlement of lease obligation	—	—	(780)	—	—	—
Equipment rental expense	—	20	961	395	1,187	6,875
Storage, handling and other expenses	8,717	4,854	3,077	779	2,411	3,853
Marketing, general and administrative expenses	18,848	20,215	15,772	3,367	9,014	12,578
Impairment of goodwill	—	50,247	—	—	—	—
Restructuring charges	972	—	—	—	—	—
Loss (gain) on foreign exchange	(215)	564	(104)	22	(47)	(27)

Total operating expenses	43,488	89,434	24,937	6,564	21,684	37,449

Operating income (loss)	21,776	(6,289)	39,935	12,047	20,366	24,137

Interest expense	4,311	9,346	10,705	3,416	4,183	7,798
Gain on extinguishment of debt	—	—	(681)	—	—	—
Interest income	(10)	(229)	(126)	(20)	(37)	(27)

Net interest expense	4,301	9,117	9,898	3,396	4,146	7,771

Income (loss) before income taxes	17,475	(15,406)	30,037	8,651	16,220	16,366
Income tax expense	3,919	11,547	10,990	3,231	5,856	6,377

Net income (loss)	13,556	(26,953)	19,047	5,420	10,364	9,989
(Accretion)/decretion of preferred stock	—	—	(5,577)	(6)	1,464	(713)

Net income (loss) available to common shareholders	$13,556	$(26,953)	$13,470	$5,414	$11,828	$9,276

Net income (loss) per share:
Basic	$0.76	$(1.55)	$0.92	$0.51	$0.56	$0.44
Diluted	$0.76	$(1.55)	$0.85	$0.36	$0.48	$0.44
Weighted average shares outstanding:
Basic	17,902	17,406	14,713	10,584	21,168	21,168
Diluted	17,902	17,406	16,682	16,270	21,735	21,168
Other Financial Data:
EBITDA (unaudited)(1)	$40,794	$61,824	$50,473	$14,827	$30,364	$39,568
Adjusted EBITDA (unaudited)(1)	46,326	68,387	54,464	15,621	33,323	42,385
Purchase of containers	31,284	189,600	219,530	45,843	89,366	127,288
Net proceeds from sale of container portfolios	5,840	99,773	113,402	49,252	67,912	102,097

Consolidated Balance Sheet Data

	Successor				Predecessor
	As of December 31,
	2009	2008	2007	2006	2005
(Dollars in thousands)
Cash	$14,492	$28,535	$8,433	$20,359	$7,573
Container rental equipment, net	299,340	310,397	242,606	161,353	134,563
Net investment in direct finance leases	12,620	20,111	10,966	6,577	7,269
Total assets	374,083	412,628	359,099	285,221	180,661
Long-term debt	182,395	230,784	147,631	153,806	81,711
Total liabilities	244,985	298,838	227,951	252,379	141,308
Cumulative redeemable convertible preferred stock	—	—	—	4,900	6,358
Total stockholders’ equity	129,098	113,790	131,148	27,942	32,995

Selected Operating Data (unaudited):
Managed fleet in TEUs(2)	507,681	534,553	500,433	483,333	456,076
Owned fleet in TEUs(2)	235,082	243,408	253,910	185,645	141,653

	742,763	777,961	754,343	668,978	597,729

Percentage of on-lease fleet on long-term leases(3)	75.7%	72.9%	70.9%	65.3%	64.7%
Percentage of on-lease fleet on short-term leases(3)	21.5%	23.8%	26.8%	32.8%	33.5%
Percentage of on-lease fleet on finance leases	2.8%	3.3%	2.3%	1.9%	1.8%

	100.0%	100.0%	100.0%	100.0%	100.0%

Average Utilization rate(4)	82.2%	94.3%	94.3%	90.6%	90.7%

(1)

EBITDA is defined as net income before interest, income taxes, depreciation, amortization and impairment of goodwill and container rental equipment. Adjusted EBITDA is EBITDA plus principal payments from direct finance leases (DFL). We believe adjusted EBITDA is helpful in understanding our past financial performance as a supplement to net income and other performance measures calculated in conformity with accounting principles generally accepted in the United States (“GAAP”). Our management believes that adjusted EBITDA is useful to investors in evaluating our operating performance because it provides a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies in our industry. Adjusted EBITDA has limitations as an analytical tool and you should not consider them in isolation or as substitutes for any measure reported under GAAP. Adjusted EBITDA’s usefulness as performance measures as compared to net income is limited by the fact that EBITDA excludes the impact of interest expense, depreciation and amortization expense and taxes, and additionally excludes principal payments from DFL in the case of adjusted EBITDA. We borrow money in order to finance our operations; therefore, interest expense is a necessary element of our costs and ability to generate revenue. Similarly, our use of capital assets makes depreciation and amortization expense a necessary element of our costs and ability to generate income. In addition, since we are subject to state and federal income taxes, any measure that excludes tax expense has material limitations. Moreover, adjusted EBITDA is not calculated identically by all companies; therefore our presentation of adjusted EBITDA may not be comparable to similarly titled measures of other companies. Due to these limitations, we use adjusted EBITDA as a measure of performance only in conjunction with GAAP measures of performance, such as net income. The following table provides a reconciliation of adjusted EBITDA to net income, the most comparable performance measure under GAAP (in thousands):

	Successor				Predecessor
	Year Ended December 31,			Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year Ended December 31, 2005
	2009	2008	2007
	(Unaudited)
Net income (loss)	$13,556	$(26,953)	$19,047	$5,420	$10,364	$9,989
Add:
Net interest expense	4,301	9,117	9,898	3,396	4,146	7,771
Depreciation	17,366	16,001	8,932	2,392	9,728	14,859
Amortization of intangible assets and impairment of container rental equipment	1,652	1,865	1,606	388	270	572
Impairment of goodwill	—	50,247	—	—	—	—
Income tax expense	3,919	11,547	10,990	3,231	5,856	6,377

EBITDA	40,794	61,824	50,473	14,827	30,364	39,568
Add- principal payments from direct finance leases	5,532	6,563	3,991	794	2,959	2,817

Adjusted EBITDA	$46,326	$68,387	$54,464	$15,621	$33,323	$42,385

(2)	Reflects the total number of TEUs in our managed or owned fleet, as applicable, as of the end of the period indicated, including units held for sale and units we have purchased but held at the manufacturer.
(3)	Long-term leases comprise leases that had a contractual term in excess of twelve months at the time of inception of the leases, including leases that permit cancellation by the lessee within 12 months if penalties are paid, and leases that have exceeded their initial contractual term of 12 months or greater. Short-term leases comprise leases that had a contractual term of 12 months or less at the time of inception of the leases.
(4)	Reflects the average number of TEUs in our fleet on lease as a percentage of total TEUs available for lease. In calculating TEUs available for lease, we exclude units for sale and units held at the manufacturer that we have purchased. The utilization rate for a period is calculated by averaging the utilization rates at the end of each calendar month during the period. See “Management Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the calculation of our utilization rate.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are one of the world’s leading container leasing and management companies. We purchase new containers, lease them to container shipping lines, freight forwarders and others and either retain them as part of our owned fleet or sell them to container investors for whom we then provide management services. In operating our fleet, we lease, re-lease and dispose of containers and contract for the repair, repositioning and storage of containers. As of December 31, 2009, our fleet comprised 743,000 TEUs, 68.4% of which represented our managed fleet and 31.6% of which represented our owned fleet.

We plan to increase both the number of owned containers as well as the number of managed containers in our fleet. During the year ended December 31, 2009, we paid $31.3 million to purchase additional containers. We believe it is important to maintain a balance between the size of our owned fleet and our managed fleet to preserve our strength of having multiple sources of revenue.

Our business comprises two reportable segments for financial statement reporting purposes—container management and container leasing. Our container leasing segment revenue comprises container rental revenue and finance lease income from our owned fleet and our container management segment revenue comprises gain on sale of container portfolios and management fee revenue for managing containers for container investors. For the years ended December 31, 2009, 2008 and 2007, our container leasing segment generated income before income taxes of $19.7 million, $9.5 million and $15.6 million, respectively. Our container management segment generated a loss before income taxes of $2.3 million, loss before income taxes of $25.1 million and income before income taxes of $14.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. The loss incurred by our container management segment for the year ended December 31, 2009 is primarily due to a $3.4 million decline in management fee revenue and $11.7 million decrease in gain on sale of container portfolios. The loss incurred by our container management segment for the year ended December 31, 2008 is primarily attributable to the impairment of goodwill of $50.2 million, out of which $36.4 million had been allocated to the segment. The goodwill was originally recorded in October 2006 as a result of the application of pushdown accounting and step acquisition accounting relating to our repurchase of our common stock previously held by Interpool. The non-cash charge had no impact on our liquidity and on our performance covenants in our debt agreements. Our goodwill impairment charge is discussed in more detail in the “Operating Expenses” section below and in Note 5 to our consolidated financial statements included in this 10-K filing.

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

For further details of these and other factors which may affect our business and results of operations, see “Risk Factors”.

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

The container leasing market is highly competitive. As such, our relationships with our container lessees are important to ensure that container shipping lines continue to select us as one of their providers of leased containers. The global economic recession has led to a decline in world trade and secondary sales of containers and have adversely impacted our average container utilization rate which has declined from 95.1% in the third quarter of 2008 to 81.9% during the fourth quarter of 2009. Our annual average fleet utilization rate for the year ended December 31, 2009 was 82.2% compared to 94.3% for the years ended December 31, 2008 and 2007. However, utilization rate has shown signs of stability during the last three months of 2009 and its continued increase will depend on future global economic conditions and the additional supply of new containers.

Per Diem Rates. The per diem rate for a lease is set at the time we enter into a lease agreement. Our long-term per diem rate has historically been strongly influenced by new container pricing (which in turn is heavily influenced by steel and other component pricing), interest rates, the balance of supply and demand for containers at a particular time and location, our estimate of the residual value of the container at the end of the lease, the type and age of the container being leased, purchasing activities of containers by container shipping lines and efficiencies in container utilization by container shipping lines. Average per diem rates for containers in our owned fleet and in the portfolios of containers comprising our managed fleet change only slightly in response to changes in new container prices because existing lease agreements can only be re-priced upon the expiration of the lease. Average per diem rates per TEU for long-term leases for our total fleet for the year ended December 31, 2009 increased by 0.4% while average per diem rates for long-term leases for the year ended December 31, 2008 decreased by 0.8% from the prior year. Average per diem rates per TEU for short-term leases in our total fleet decreased by 13.6% for the year ended December 31, 2009, as compared to the prior year, and increased by 0.7% for the year ended December 31, 2008 as compared to the year ended December 31, 2007.

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

During the year ended December 31, 2009, the Company did not meet certain performance criteria in some of its container management contracts. The Company believes that these instances of nonperformance were due principally to general economic conditions and not specifically to the Company’s capabilities as equipment manager. As a result of the global economic impacts on the container industry, the expense of changing equipment managers and the Company’s prior experience with container investors, the Company does not expect any container investors to terminate their container management agreements with the Company. Total revenue for the year ended December 31, 2009 would have been approximately 4.6% lower if such container management contracts had been terminated for not meeting the agreed upon performance levels.

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

We depreciate most of our containers on a straight line basis over a period of 12.5 years to a fixed residual value. We regularly assess both the estimated useful life of our containers and the expected residual values, and, when warranted, adjust our depreciation estimate accordingly. Depreciation of container rental equipment expense will vary over time based upon the number and the purchase price of containers in our owned fleet. Depreciation expense in 2009 increased due primarily to the full year impact of our acquisition of Consent and the greater percentage of newer containers in our owned fleet. For the years ended December 31, 2009 and 2008, our depreciation expense for containers was $17.1 million and $15.8 million, respectively. Approximately $1.0 million of the increase in 2009 was primarily due to the acquisition of Consent in April 2008.

We recognize an impairment charge equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset if the carrying amount of a container held for sale exceeds the estimated future cash flows from that container. See “Critical Accounting Policies and Estimates.”

Equipment rental expense represents the amount that we pay to third parties to lease containers that we sublease to container shipping lines. There were no containers in our fleet that were leased to us under operating leases during all of 2009.

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

During the year ended December 31, 2008, we recognized a goodwill impairment charge of $50.2 million. The goodwill impairment charge was primarily a result of the material decline in the market value of our equity during the fourth quarter of 2008 due to the expected downturn in future economic activity as a result of the global recession and adverse capital market conditions. The impaired goodwill was associated with our repurchase in October, 2006 of the shares of common stock previously held by Interpool, Inc. The amount of the impairment was determined using a combination of the cost, income and market approaches to estimate the fair value of our intangible and goodwill assets, resulting in our recognizing a $50.2 million impairment charge for the year ended December 31, 2008 (See Note 5 to our consolidated financial statements).

In October 2009 we commenced moving Consent’s operations in Sweden to our European office in the United Kingdom. We recorded a restructuring charge of $972,000 for the year ended December 31, 2009 covering salaries and extended fringe benefits of terminated employees. The move was completed in February 2010.

Our operating expenses are offset by gain on disposition of used container equipment. This gain is the result of our sale of older used containers in the secondary resale market and is the difference between: (1) the cash we receive for these units, less selling expenses; and (2) the net book value of the units.

Results of Operations

The following table summarizes our results of operations for the three years ended December 31, 2009, 2008, and 2007:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Revenue:
Container rental revenue	$53,747	$56,436	$38,148
Management fee revenue	8,546	11,969	12,663
Gain on sale of container portfolios	753	12,443	12,855
Finance lease income	2,218	2,297	1,206

Total revenue	65,264	83,145	64,872

Operating expenses:
Depreciation of container rental equipment	17,140	15,824	8,805
Amortization of intangible assets	1,566	1,534	1,241
Impairment of container rental equipment	86	331	365
Gain on disposition of used container equipment	(3,626)	(4,155)	(4,400)
Gain on settlement of lease obligation	—	—	(780)
Equipment rental expense	—	20	961
Storage, handling and other expenses	8,717	4,854	3,077
Marketing, general and administrative expenses	18,848	20,215	15,772
Impairment of goodwill	—	50,247	—
Restructuring charges	972
Loss (gain) on foreign exchange	(215)	564	(104)

Total operating expenses	43,488	89,434	24,937

Operating income (loss)	21,776	(6,289)	39,935

Net interest expense	4,301	9,117	9,898

Income (loss) before income taxes	17,475	(15,406)	30,037
Income tax expense	3,919	11,547	10,990

Net income (loss)	$13,556	$(26,953)	$19,047

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenue.

The composition of our revenue is shown on our consolidated statements of operations included in this filing. The following discussion explains the significant changes in the composition of our total revenue for the year ended December 31, 2009 as compared to the year ended December 31, 2008:

Container Rental Revenue. Container rental revenue decreased $2.7 million, or 4.8%, to $53.7 million for the year ended December 31, 2009 from $56.4 million for the year ended December 31, 2008. The decrease in container rental revenue was principally due to the lower TEUs and utilization rate of our owned containers and lower average per diem rate for short term leases. This was partly offset by higher average per diem rate for long-term leases and the full year impact of Consent’s revenue compared to eight months in 2008. The average TEU’s of owned containers during 2009 declined 7.8% from 2008 while average utilization rate of our owned containers during 2009 decreased 10.1% from the same period last year. The average per diem rates for short-term leases for the year ended December 31, 2009 decreased by 13.6% as compared to the year ended December 31, 2008. The average per diem rates for our long-term leases during 2009 was approximately 0.4% higher than those of 2008. Approximately 78% of our billed TEUs during 2009 was for long-term leases compared to 70% during 2008.

Management Fee Revenue. Management fee revenue for the year ended December 31, 2009 was $8.5 million, a decline of $3.4 million, or 28.6%, from $12.0 million for the same period in 2008. The lower utilization and increased expenses from storage costs resulted in lower profitability in most of our container investors’ portfolios. The lower profitability of most of our investor portfolios resulted in lower management fee income.

Gain on Sale of Container Portfolios. Gain on sale of container portfolios of $753,000 for the year ended December 31, 2009 was $11.7 million, or 93.9%, less than the $12.4 million gain recognized for the year ended December 31, 2008. The decrease was due primarily to the decline in the number of TEUs of containers sold at a lower average margin per TEU during the year ended December 31, 2009 as compared to 2008.

Expenses.

Details of our operating expenses for the years ended December 31, 2009 and 2008 are shown on our statements of operations included in this filing. The following discussion explains the significant changes in expenses for the year ended December 31, 2009 as compared to the year ended December 31, 2008:

Depreciation of Container Rental Equipment. Depreciation of container rental equipment increased by $1.3 million, or 8.3%, to $17.1 million for the year ended December 31, 2009, from $15.8 million for the year ended December 31, 2008. This increase was primarily due to the full year impact of our acquisition of Consent and to the greater impact of newer containers in our owned fleet.

Impairment of Container Rental Equipment. Impairment of container rental equipment decreased $245,000, or 74.0%, to $86,000 for the year ended December 31, 2009 from $331,000 during same period in 2008. The decrease was due primarily to the lower number of containers that were deemed impaired during the year ended December 31, 2009 as compared to fiscal 2008. The secondary sales price for most container categories has remained above the carrying value of our containers held for sale.

Gain on Disposition of Used Container Equipment. Gain on disposition of used container equipment decreased by $529,000, or 12.7%, to $3.6 million for the year ended December 31, 2009, from $4.1 million for the year ended December 31, 2008. The decrease primarily resulted from the lower margin on the sale of used containers which offset the higher volume of used containers sold during the year ended December 31, 2009 as compared to the same period in 2008.

Storage, Handling and Other Expenses. Storage, handling and other expenses increased by $3.8 million, or 78.8%, to $8.7 million for the year ended December 31, 2009, from $4.9 million for the year ended December 31, 2008. The decrease in utilization rate of our owned containers has resulted in higher storage and handling costs due to the increased volume of units in storage during the year ended December 31, 2009 as compared to the prior year.

Restructuring Charges. In October 2009 we commenced moving Consent’s operations in Sweden to our European office in the United Kingdom. We recorded a restructuring charge of $972,000 for the year ended December 31, 2009 covering salaries and extended fringe benefits of terminated employees. The move was completed in February 2010.

Gain /loss on foreign exchange. We recorded a gain of $215,000 on foreign exchange transactions for the year ended December 31, 2009 compared to a loss of $564,000 during the year ended December 31, 2008. The gain on foreign currency primarily resulted from subsidiaries settling contracts denominated in U.S. dollars and remeasured liabilities denominated in U.S. dollars. The average exchange rates of the Euros and British Pound Sterling to U.S. dollar increased over the course of the year ended December 31, 2009 compared to the year ended December 31, 2008.

Net Interest Expense. Net interest expense of $4.3 million for the year ended December 31, 2009 decreased $4.8 million, or 52.8%, from $9.1 million incurred during the year ended December 31, 2008. The decrease in net interest expense was due primarily to the lower interest expense resulting from lower interest rates and a lower average balance of our debts. This was partly offset by a $219,000 decrease in interest income.

Income Tax Expense. Income tax expense for the year ended December 31, 2009 was $3.9 million, a $7.6 million, or a 66.1%, decrease from $11.5 million for the year ended December 31, 2008. The decrease was due primarily to a 49.8% decrease in pretax income after adjusting for goodwill impairment and lower effective tax rate. Our effective tax rate for the year ended December 31, 2009 was 22.4% compared to 33.1% for the year ended December 31, 2008. The lower effective tax rate for the year ended December 31, 2009 as compared to the year ended December 31, 2008 is due primarily to higher proportion of pretax income coming from foreign operations where statutory rates are lower than the U.S. income tax rates. During the year ended December 31, 2009, the Company recorded a $138,000 adjustment to income tax expense to correct a purchase accounting entry relating to the acquisition of Consent in April 2008, and a $285,000 one-time tax benefit relating to the finalization of our 2008 income tax returns. These adjustments reduced the Company’s income tax expense by $423,000 during the year ended December 31, 2009. Without these adjustments our effective tax rate for this period would have been 24.8%.

Segment Information. The following table summarizes our results of operations for each of our business segments for the years ended December 31, 2009 and 2008:

	Year Ended December 31,		Percent Change
	2009	2008
	(in thousands)
Container Leasing
Total revenue	$55,965	$58,733	(4.7)%
Operating expenses	31,921	26,034	22.6
Impairment of goodwill	—	13,849	(100.0)
Interest expense	4,311	9,346	(53.9)

Income before taxes attributable to segment	$19,733	$9,504	107.6

Container Management
Total revenue	$9,299	$24,412	(61.9)
Operating expenses	11,567	13,153	(12.1)
Impairment of goodwill	—	36,398	(100.0)

Income (loss) before taxes attributable to segment	$(2,268)	$(25,139)	(91.0)

Container Leasing. Total revenue from our container leasing segment for the year ended December 31, 2009 decreased $2.8 million, or 4.7%, to $56.0 million for the year ended December 31, 2009 from $58.7 million for the year ended December 31, 2008. The decrease in container rental revenue was principally due to the lower TEUs and utilization rate of our owned containers and lower average per diem rate for short term leases. This was partly offset by higher average per diem rate for long-term leases. Total operating expenses excluding impairment of goodwill for the container leasing segment increased $5.9 million, or 22.6%, to $31.9 million for the year ended December 31, 2009 from $26.0 million for the year ended December 31, 2008. The increase was primarily due to higher storage, handling and repairs expenses resulting from the decline in the average utilization of our owned containers, increase in depreciation expense attributable to newer containers and to the acquisition of Consent, and restructuring charges in December 2009 relating to the move of Consent’s operations in Sweden to our office in the United Kingdom.

Interest expense for the year ended December 31, 2009 decreased $5.0 million, or 53.9%, to $4.3 million compared to $9.3 million for the same period last year. The decrease in interest expense was due primarily to lower interest rates and a lower average debt balance.

Container Management. Total revenue from our container management segment for the year ended December 31, 2009 was $9.3 million, a decrease of $15.1 million, or 61.9%, from $24.4 million for the year ended December 31, 2008. This decrease in revenue was primarily attributable to an $11.7 million, or 93.9%, decrease in gain on sale of container portfolios, and the $3.4 million, or 28.6%, decline in management fee revenue compared to the year ended December 31, 2008. The decrease in gain on sale of container portfolios was due to the fewer number of TEUs of containers sold during the 2009 as compared to the same period in 2008. The lower utilization and increased expenses from storage costs resulted in lower profitability within some of our container investors’ portfolios which led to lower management fee income.

Total operating expenses excluding impairment of goodwill for the container management segment for the year ended December 31, 2009 decreased $1.6 million, or 12.1%, to $11.6 million from $13.2 million for the same period last year. The decrease was due primarily to lower marketing, general and administrative expense resulting from reductions in legal, accounting and audit related fees.

The container management segment incurred a loss of $2.3 million during the year ended December 31, 2009 as compared to income (excluding impairment of goodwill) of $11.3 million for the year ended December 31, 2008. The loss during 2009 was primarily attributable to the fewer number of containers sold to investors resulting in a $11.7 million decline in the gain on sale of container portfolios. Additionally, the lower average utilization of our managed containers has reduced the profitability of most of our investor portfolios resulting in a decrease of $3.4 million in management fee revenue during the year ended December 31, 2009 as compared to the year ended December 31, 2008.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues

Container Rental Revenue. Container rental revenue increased $18.3 million, or 47.9%, to $56.4 million for the year ended December 31, 2008 from $38.1 million for the year ended December 31, 2007. The increase in container rental revenue was principally due to an increase in the average number of TEUs on lease in our owned fleet, including the acquisition of Consent’s fleet. Consent’s operations accounted for $8.2 million of the increase in container rental revenue. Excluding revenues from Consent’s operations, container rental revenues for the year ended December 31, 2008 increased $10.1 million, or 26.1% from the prior year primarily due to a 25.6% increase in the average number of TEU’s of owned containers on lease as compared to the year ended December 31, 2007. The average utilization of our owned fleet was essentially unchanged from the same period last year.

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

Expenses

Details of our operating expenses for the years ended December 31, 2008 and 2007 are shown on our statements of operations included in this filing. The following discussion explains the significant changes in expenses for the year ended December 31, 2008 as compared to the year ended December 31, 2007:

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

Impairment of Goodwill. During the year ended December 31, 2008, we recognized a goodwill impairment charge of $50.2 million. The goodwill charge was primarily a result of the material decline in the market value of our equity during the fourth quarter of 2008 due to the expected downturn in future economic activity as a result of the global recession and adverse capital market conditions (see Note 4 to our consolidated financial statements).

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

Net Interest Expense. Net interest expense for the year ended December 31, 2008 was $9.1 million, a decrease of $781,000, or 7.9%, from $9.9 million of net interest expense for the year ended December 31, 2007. The decrease in interest expense was due primarily to the decrease in Eurodollar indexed interest rates and the repayment of the Company’s subordinated convertible note (which had a higher interest rate) in May 2007. Additionally, during the year ended December 31, 2007, we recorded a gain of $681,000 on the extinguishment of our $37.5 million convertible note to Interpool, which offset part of 2007 interest expense for the year ended December 31, 2007.

Income Tax Expense. Income tax expense increased $557,000, or 5.1%, to $11.5 million for the year ended December 31, 2008 from $11.0 million for the year ended December 31, 2007. The increase was primarily driven by a 16% increase in adjusted pre-tax income (after excluding the goodwill impairment charge of $50.2 million) for the year ended December 31, 2008 as compared to the year ended December 31, 2007. This was partly offset by a lower effective tax rate of 33.1% for the year ended December 31, 2008 compared to 36.6% for the year ended December 31, 2007. The lower effective tax rate for the year ended December 31, 2008 as compared to the year ended December 31, 2007 is due primarily to greater income before taxes from foreign operations where statutory rates are lower than the U.S. income tax rates.

Segment Information. The following table summarizes our results of operations for each of our business segments for the year ended December 31, 2008 and 2007:

	Year Ended December 31,		Percent Change
	2008	2007
	(in thousands)
Container Leasing
Total revenue	$58,733	$39,354	49.2%
Operating expenses	26,034	13,706	89.9
Impairment of goodwill	13,849	—	—
Interest expense	9,346	10,024	(6.8)

Income before taxes attributable to segment	$9,504	$15,624	(39.2)

Container Management
Total revenue	$24,412	$25,518	(4.3)
Operating expenses	13,153	11,231	17.1
Impairment of goodwill	36,398	—	—

Income (loss) before taxes attributable to segment	$(25,139)	$14,287	(276.0)

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

Total operating expenses excluding impairment of goodwill for the container leasing segment increased $12.3 million, or 89.9%, to $26.0 million for the year ended December 31, 2008 from $13.7 million for the year ended December 31, 2007. The increase was primarily due to the higher depreciation of container rental equipment arising from our fleet growth and greater percentage of newer containers in our owned fleet. In addition, all of Consent’s operating expenses were allocated to the container leasing segment. The higher percentage of owned average TEU’s also resulted in a higher allocation of marketing, general and administrative expense to the container leasing segment.

Interest expense for the year ended December 31, 2008 decreased $678,000, or 6.8%, to $9.3 million from $10.0 million for the year ended December 31, 2007. The decrease resulted primarily from lower Eurodollar indexed interest rates in 2008 and the repayment of the Company’s subordinated convertible note (which had a higher interest rate) in May 2007.

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

Total operating expenses excluding impairment of goodwill for the container management segment increased $1.9 million, or 17.1%, to $13.2 million for the year ended December 31, 2008 as compared to $11.2 million for the year ended December 31, 2007. The increase was due primarily to higher marketing, general and administrative expense driven primarily by an increase in payroll related expenses. Additionally, costs relating to our foreign operations have increased due to the weakening of the U.S. dollar during most of 2008.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash flows from operations, sales of container portfolios, borrowings from financial institutions and sale of our common stock. We believe that cash flow from operations, future sales of container portfolios and borrowing availability under our senior secured credit facility are sufficient to meet our liquidity needs for at least the next 12 months.

We have typically funded a significant portion of the purchase price for new containers through borrowings under our senior secured credit facility. However, from time to time we have funded new container acquisitions through the use of working capital.

As of December 31, 2009, the maximum credit available under our existing senior secured credit agreement was $290.0 million. Our senior secured credit facility is secured by substantially all of our assets, including our containers and the underlying leases thereon and our interest in any money received under such contracts. The facility may be increased under certain conditions described in the agreement. In addition, there is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The amended agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to us. These credit commitments are part of, and not in addition to, the total commitment of $290.0 million. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar Rate loans as defined in the senior secured credit facility. As of December 31, 2009 the interest rate on our senior secured credit facility was 1.3%. Our senior secured credit facility will expire on September 25, 2012.

As of December 31, 2009, we had $137.4 million (net of $109,000 in letters of credit) in availability under our senior secured credit facility, subject to our ability to meet the collateral requirements under the agreement governing our senior secured credit facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

We intend to use our senior secured credit facility primarily to fund the purchase of containers in the future. We have typically used the proceeds from sales of container portfolios to container investors to repay our senior secured credit facility. As we expand our owned fleet, our senior secured credit facility balance will be higher and this will result in higher interest expense. In addition to customary events of default, our senior secured credit facility contains financial covenants that require us to maintain certain ratios in our financial statements. As of December 31, 2009, we were in compliance with the financial covenants in our senior secured credit facility.

Our capital leases are denominated in U.S. dollars and Euros, are financed by various European banks and financial institutions and secured by their underlying assets. As of December 31, 2009 our capital lease obligations totaled $20.1 million with fixed and floating interest rates averaging 2.5%. On August 20, 2009, we signed a $10.0 million, five-year loan agreement with Development Bank of Japan (DBJ). The loan is payable in 19 quarterly installments of $200,000 starting October 31, 2009 and a final payment of $6.2 million on July 31, 2014. The loan bears a variable interest rate based on BBA LIBOR and is secured by certain of our container rental equipment. The loan had a balance of $9.8 million as of December 31, 2009. DBJ owned approximately 9.4% of the Company’s outstanding common stock as of the date of closing of the loan agreement, and therefore, the loan is classified as a related party term loan.

Cash Flow

The following table sets forth certain cash flow information for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Net income (loss)	$13,556	$(26,953)	$19,047
Adjustments to income (loss)	17,242	54,391	(19,313)

Net cash provided by (used in) operating activities	30,798	27,438	(266)
Net cash provided by (used in) investing activities	3,688	(77,606)	(83,035)
Net cash (used in) provided by financing activities	(49,007)	70,663	71,369
Effect on cash of foreign currency translation	478	(393)	6

Net (decrease) increase in cash	(14,043)	20,102	(11,926)
Cash at beginning of year	28,535	8,433	20,359

Cash at end of year	$14,492	$28,535	$8,433

Operating Activities Cash Flows

Net cash provided by operating activities for the year ended December 31, 2009 increased $3.4 million from the year ended December 31, 2008. The increase was due primarily to higher net income as adjusted for non-cash items (i.e., depreciation amortization, bad debts, goodwill impairment, etc.) and increased collection of receivables, partly offset by increased payments to investors. Operating cash flows for the year ended December 31, 2008 increased $27.7 million from the year ended December 31, 2007 due to primarily to an increase in adjusted net income and a reduction in the payments of accounts payable.

Investing Activities Cash Flows

Net cash provided by investing activities for the year ended December 31, 2009 was $3.7 million compared to a net cash usage of $77.6 million for the year ended December 31, 2008. The $81.3 million change in cash derived from investing activities was due primarily to a $158.3 million reduction in the purchase of containers, partly offset by a $93.9 million decrease in the proceeds from sale of containers to investors. Net cash used in investing activities for the year ended December 31, 2008 decreased $5.4 million from the same period in 2007 due primarily to a $29.9 million decrease in the purchase of containers and a $2.6 million increase in the receipt of principal payments for direct financing leases, partly offset by the $14.6 million used to purchase Consent and $13.6 million reduction in proceeds from the sale of container portfolios.

Financing Activities Cash Flows

Net cash used in financing activities for the year ended December 31, 2009 was $49.0 million compared to net cash provided from financing activities of $70.7 million for the same period in 2008. The net change of $119.7 million was primarily attributable to the reduction in borrowings from our senior secured credit facility. The principal payments made for our long-term obligations during 2009 were a similar amount to the total amount that we paid in 2008.

Net cash provided by financing activities for the year ended December 31, 2008 was $70.7 million compared to $71.4 million for the year ended December 31, 2007. During the year ended December 31, 2008, we received $10.3 million of net proceeds (after deducting underwriting discounts and other offering expenses) from the issuance of 750,000 shares of our common stock compared to $78.1 million proceeds we received in the prior year from the issuance of 5.8 million shares of common stock. In addition to proceeds from sale of common stock, proceeds from bank debt were $134.6 million and $138.1 million for the year ended December 31, 2008 and 2007, respectively. These proceeds from the sale of stock and bank debt were partly offset by principal payments we made on bank debt and capital leases totaling $77.3 million and $106.8 million for the years ended December 31, 2008 and 2007, respectively. During both years, we used part of the proceeds from the sale of stock to repay part of our outstanding obligations under our senior secured credit facility. We also used part of the net proceeds from the issuance of our stock in 2007 to pay the $37.5 million convertible subordinated note payable to Interpool.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments by due date as of December 31, 2009 (in thousands):

	Payments Due by Period
	Total	=<1 year	>1-2 years	>2-3 years	>3-4 years	>4-5 years	>5 years
Total debt obligations:
Senior secured credit facility	152,500	—	—	152,500	—	—	—
DBJ Term Loan—Principal	9,800	800	800	800	800	6,600	—
Total Interest on Debt & Capital Lease(1)	7,740	2,647	2,510	1,900	345	223	115
Purchase obligations payable	660	660	—	—	—	—	—
Rent, office facilities and equipment	1,415	930	276	145	64	—	—
Capital lease obligations	20,095	3,813	5,084	3,330	2,845	1,655	3,368
Container purchases commitments	2,554	2,554	—	—	—	—	—

Total contractual obligations	194,764	11,404	8,670	158,675	4,054	8,478	3,483

(1)

Our estimate of interest expense commitment includes $5.3 million relating to our senior secured credit facility, $1.0 million relating to our related party term loan and $1.4 million relating to our capital lease obligations. The calculation of interest related to our senior secured credit facility assumes that the interest rate of 1.3% as of December 31, 2009 on our senior secured credit facility will remain at the same interest level over the next five years. We expect that the interest rate will vary over time based upon fluctuations in the underlying indexes upon which this interest rate is based. The interest relating to our term loan and capital lease obligations was based on an assumed weighted average interest rate as of December 31, 2009 of 2.7% and 2.5%, respectively, over the above periods.

Our senior secured credit facility provides for a maximum total commitment amount of up to $290.0 million in revolving line of credit. Loans under the senior secured credit facility bear interest at variable rates based on the Eurodollar rate or a Base Rate as defined in our amended agreement, plus a margin that adjusts depending on a certain financial criterion. In addition, there is a commitment fee on the unused amount of the total commitment which is payable quarterly in arrears. The senior secured credit facility provides that swing line loans (up to $10.0 million in the aggregate) and standby letters of credit (up to $15.0 million in the aggregate) will be available to us. These credit commitments are part of, and not in addition to, the total commitment of $290.0 million under our senior secured credit facility. As of December 31, 2009, there was a balance of $152.5 million on the senior secured credit facility which will expire on September 25, 2012.

Off-Balance Sheet Arrangements

As of December 31, 2009, we had no off-balance sheet arrangements or obligations other than noted below. An off-balance sheet arrangement includes any contractual obligation, agreement or transaction arrangement involving an unconsolidated entity under which we would have: (1) retained a contingent interest in transferred assets; (2) an obligation under derivative instruments classified as equity; (3) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing, hedging or research and development services with us; or (4) made guarantees.

We sold fleets of dry van containers to Japanese entities that are owned 99% by Japan Investment Adviser Co., Ltd. (JIA) and 1% by CAIJ. CAIJ is an 80%- owned subsidiary of CAI with the remaining 20% owned by JIA. JIA is owned and controlled by a Managing Director of CAIJ. Prior to the purchase of containers from the Company, the purchasing entities had received contributions from unrelated Japanese investors, under separate Japanese investment agreements allowed under Japanese commercial laws. The investments were used to purchase container equipment from the Company. Under the terms of the agreement, the CAI related Japanese entities will manage each of the investments but may outsource the whole or part of each operation to a third party. The profit/loss from each investment will substantially belong to each respective investor. Pursuant to its services agreements with investors, the purchasing Japanese entities have outsourced the general management of the investment’s operations to CAIJ. The Japanese entities have also entered into equipment management service agreements whereby the Company will manage the leasing of equipment that it sold to the investors. The profit/loss from each investment will belong to its respective investor. (See Note 10 to our consolidated financial statements).

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect reported amounts of assets and liabilities, the reported amounts of income and expense during the reporting period and the disclosure of contingent assets and liabilities as of the date of the financial statements. We have identified the policies and estimates below as critical to our business operations and the understanding of our results of operations. These policies and estimates are considered critical due to the existence of uncertainty at the time the estimate is made, the likelihood of changes in estimates from period to period and the potential impact that these estimates can have on our financial statements. Significant items subject to such estimates and assumptions include revenue recognition, valuation allowances for receivables, the carrying amount of container equipment, the residual values and lives of container equipment, impairment of goodwill and intangible assets, the carrying amount and lives of intangible assets, share based payments and income taxes. The following accounting policies and estimates include inherent risks and uncertainties related to judgments and assumptions made by us. Our estimates are based on the relevant information available at the end of each period. Actual results could differ from those estimates. The authoritative U.S. generally accepted accounting principles (GAAP) literatures when used as references herein are referred to as Accounting Standards Codification (“ASC”) as mandated by FASB ASU 2009-01, previously known as The FASB Accounting Standards Codification and the hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162, effective for interim and annual reporting periods ending after September 15, 2009.

Revenue Recognition

We provide a range of services to our customers incorporating rental, sale and management of container equipment. Revenue for all forms of service is recognized when earned following the guidelines under FASB ASC 605-Revenue Recognition and ASC 840- Leases . Revenue is reported net of any related sales tax.

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

Finance Lease Income. Finance lease income is recognized using the effective interest method, which generates a constant rate of interest over the period of the lease. The same risks of collectability discussed above apply to our collection of finance lease income. If we experience unexpected payment defaults under our finance leases, we cease revenue recognition for those leases which will reduce finance lease income.

Management Fee Revenue and Gain on Sale of Container Portfolios. In addition to leasing owned containers we sell portfolios of containers to container investors. After the date of sale, we generally manage the containers sold to these container investors. As these arrangements contain multiple parts (the sale of an asset followed by the provision of management services), we evaluate if the sale of the container and the management services are separate units of accounting thereby requiring revenue to be recognized separately for each part of the arrangement.

One requirement for the two deliverables to be accounted for as separate units of accounting is that management can determine the fair value of the undelivered item (the management services), when the first item (the sale of containers) is delivered. Assessing fair value evidence requires judgment. In determining fair value we have reviewed information from management agreements entered into with container investors on a standalone basis, compared it to information from management agreements entered into with container investors to whom we concurrently sold portfolios of containers and determined that the fees we have charged to container investors who have entered into management agreements on a standalone basis were comparable to the fees we charged when we entered into management agreements with container investors concurrent with the sales of portfolios of containers. We have also reviewed information of other container management companies disclosed in publicly available documents, including investment fund prospectuses and competitor financial statements. Accordingly we were able to determine that the fees charged for our management services are comparable to those charged by other container management companies for the same service. As such, we have concluded that evidence exists to support our assessment of the fair value of our management services. However, we are one of the few companies in the business of selling and managing portfolios of leased containers and in the future data may not be available to support our assessment of fair value. Should fair value evidence not be satisfactory in the future, the gain on sale of container portfolios and the management services may need to be accounted for as one unit of accounting. This would result in the gain on sale of container portfolios being deferred and recognized over the term of the management agreement, which is typically 10 years, rather than in the period the sale occurs. As discussed in Note 2(o) of our accompanying consolidated financial statements, we will adopt FASB ASU 2009-13, Multiple Deliverable Revenue Arrangement, for all revenue arrangements entered into or materially modified on or after June 15, 2010. This guidance will eliminate the requirement that all undelivered elements have vendor-specific objective evidence or third party evidence before an entity can recognize the portion of an overall arrangement fee that is attributable to items that have already been delivered. Therefore, the likelihood of having to account for the gain on sale of container portfolios and the management services as one unit of accounting will be reduced upon adoption of this standard.

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

We regularly review our depreciation policies, including our estimates of useful lives and residual values, to determine whether a change in our estimates of useful lives and residual values is warranted. We estimated that standard dry van containers, which represent substantially all the containers in our fleet, have a useful life of 12.5 years and had fixed residual values of $850 for a 20’, $950 for a 40’, and $1,000 for a 40’ high cube. The estimated useful life for all other containers remains at 15 years with a residual value of 15% of their original cost.

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

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired in a business combination accounted for using the purchase method. Goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment at least annually. On October 1, 2006, we recorded goodwill of $50.2 million and intangible assets of $7.4 million resulting from the application of push down accounting in connection with the Company’s repurchase of its common shares of stock held by Interpool. The purchase price for the incremental ownership that we acquired from Interpool was based on forecasts and assumptions made on future cash flows. Management determined that the Company is comprised of two reporting units, container leasing and container management, and allocated $13.8 million and $36.4 million of goodwill, respectively, to each segment. The allocation of the purchase price is based on the expected future cash flow contribution of each segment and goodwill for each reporting unit was determined as the difference between the allocated purchase price and the fair value of the net assets of each reporting unit.

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

Intangible assets acquired during the repurchase of its common stock held by Interpool and the acquisition of Consent have been allocated either directly to the relevant unit or on the expected future cash flow contribution of each segment. Intangible assets allocated to the container leasing and container management reporting units, net of accumulated amortization, are $2.6 million and $2.5 million, respectively, as of December 31, 2009. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable.

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

Share-Based Payments

We calculate the value of the stock options for officers and directors using the Black-Scholes-Merton option pricing model using certain assumptions of volatility, risk free interest rate, expected term and dividend yield. As we have no historical data, the expected option term is calculated using the simplified method. The fair value of restricted shares of common stock granted to management employees was their market price on the date of grant. The resulting values for stock options and restricted shares of common stock are amortized on a straight-line basis over their vesting periods and recorded as compensation expense. (See Note 11 to consolidated financial statements.)

On April 23, 2007, our board of directors and our stockholders approved the 2007 Equity Incentive Plan (“Plan”) and reserved 721,980 shares of our common stock for issuance under the Plan. Pursuant to this Plan, on May 15, 2007, we granted our three top corporate officers at that time and three outside members of our board of directors, options totaling 508,620 shares and 37,500 shares, respectively, of our common stock at the IPO price of $15.00 per share. Additional options totaling 22,500 shares were granted to our independent directors on May 22, 2008. On June 5, 2009, the 2007 Equity Incentive Plan was amended to increase the number of shares available for issuance under the Plan to 1,221,980 shares and granted additional options for 480,000 to our officers, certain management employees and independent directors. All of our stock options have a contractual term of 10 years and vest over four years for the officers and employees and one year for the independent directors. As of December 31, 2009, there were 930,180 stock options outstanding for officers, employees and outside directors.

In addition to stock options, we granted certain management employees restricted shares of common stock aggregating 36,876 shares on May 15, 2007. The restricted shares of common stock granted to employees have a vesting period of three years from the date of grant. As of December 31, 2009, there were 11,544 shares of unvested restricted common stock.

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

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We record penalties and interest related to unrecognized tax benefits within income tax expense.

Recent Accounting Pronouncements.

See Note 2(o) of our accompanying consolidated financial statements for a full description of recent accounting pronouncements and our expectation of their effect on our operations and financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in foreign exchange rates and interest rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Foreign Exchange Rate Risk. Although we have significant foreign-based operations, the U.S. dollar is our primary operating currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. We had equipment sales in British Pound Sterling, Euros and Japanese Yen and incurred overhead costs in foreign currencies, primarily in British Pound Sterling and Euros. Consent has significant amounts of revenue as well as expenses denominated in Euro, Swedish Kroner and Norwegian Kroner. During the year ended December 31, 2009 the U.S. dollar has decreased in value in relation to other major foreign currencies (such as the Euro and British Pound Sterling). The decrease in the U.S. dollar has increased our revenues and expenses denominated in foreign currencies. The decrease in the value of the U.S. dollar relative to foreign currencies will also result in U.S. dollar denominated liabilities held at some of our foreign subsidiaries to decrease in value relative to the foreign subsidiaries’ local currencies. If the value of the U.S. dollar continues to decrease in relation to foreign currencies, such decrease may have a significant impact on our future operating results.

Interest Rate Risk. The nature of our business exposes us to market risk arising from changes in interest rates to which our variable-rate debt is linked. In conjunction with its acquisition of Consent, the Company assumed an interest rate swap agreement with a European bank. The interest rate swap contract with the bank is based on a notional amount in Euros equivalent to approximately $4.2 million as of December 31, 2009, with a fixed rate of 4.07% against the three-month Euribor rate. The contract expires on July 1, 2010. As of December 31, 2009, the liability under the rate swap agreement had a fair value of approximately $70,000.

As of December 31, 2009 the principal amount of debt outstanding under the variable-rate arrangement of our senior secured credit facility was $152.5 million. In addition, the capital lease obligations we assumed in conjunction with the acquisition of Consent had a balance of $20.1 million at December 31, 2009 and have variable interest rates. On August 20, 2009, we signed a five-year term loan agreement with Development Bank of Japan which owns approximately 9.4% our outstanding common stock. The loan bears a variable interest rate and had a balance of $9.8 million as of December 31, 2009. A 1.0% increase or decrease in underlying interest rates for these obligations will increase or decrease interest expense by approximately $1.8 million annually assuming debt remains constant at December 31, 2009 levels.

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

As of December 31, 2009, approximately 95.4% of accounts receivable for our total fleet and 95.4% of the finance lease receivables were from container lessees outside of the United States. China, (including Hong Kong), Korea and Japan accounted for 13.5%, 9.0% and 7.9%, respectively, of our total fleet container leasing revenue for 2009. No other countries accounted for greater than 10.0% of our total fleet container leasing revenue for the same period. Total fleet container leasing revenue differs from our reported container rental revenue in that total fleet container leasing revenue comprises revenue earned from leases on containers in our total fleet, including revenue earned by our investors from leases on containers in our managed fleet, while our reported container revenue only comprises container leasing revenue associated with our owned fleet. We derive revenue with respect to container leasing revenue associated with our managed fleet from management fees based upon the operating performance of the managed containers.

Revenue from our ten largest container lessees represented 45.5% of the revenue from our container leasing segment for the year ended December 31, 2009, with revenue from our single largest container lessee accounting for 7.3%, or $4.1 million, of revenue from our container leasing segment during such period.

An allowance of $1.4 million has been established against non-performing receivables as of December 31, 2009. For the year ended December 31, 2009, receivable write-offs totaled $83,000.

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

Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon their evaluation of these disclosure controls and procedures, our President and Chief Executive Officer along with the Senior Vice President and Chief Financial Officer concluded, as of the end of the period covered by this Annual Report on Form 10-K, that our disclosure controls and procedures were effective with respect to controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported by our management within the time periods specified in the Securities and Exchange Commission’s rules and forms and are accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2009, our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has determined that CAI International Inc.’s internal control over financial reporting is effective as of December 31, 2009.

KPMG LLP, the independent registered public accounting firm that audited our 2009 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CAI International, Inc.:

We have audited CAI International, Inc. and Subsidiaries (“the Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CAI International, Inc. and Subsidiaries as of December 31, 2009 and 2008, the related consolidated statements of operations, cumulative redeemable convertible preferred stock and stockholders’ equity, and cash flows for the three-year period ended December 31, 2009, and the related financial statement schedule II, and our report dated March 15, 2010 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

San Francisco, CA

March 15, 2010

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item may be found under the sections captioned “Election of Directors,” “Management,” “Corporate Governance Principles and Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”), and such information is incorporated herein by reference. The 2010 Proxy Statement will be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item may be found under the section captioned “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2010 Proxy Statement, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item may be found under the section captioned “Security Ownership and Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2010 Proxy Statement, and such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item may be found under the section captioned “Related Person Transactions” and “Corporate Governance Principles and Board Matters” in the 2010 Proxy Statement, and such information is incorporated herein by reference, and in Note 9 to our consolidated financial statements.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item may be found under the section captioned “Audit Fees” in the 2010 Proxy Statement, and such information is incorporated herein by reference.

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

CAI International, Inc.

Date: March 15, 2010	By:	/s/ MASAAKI (JOHN) NISHIBORI
Masaaki (John) Nishibori President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on the 15th day of March 2010.

Signature	Title(s)

/s/ HIROMITSU OGAWA Hiromitsu Ogawa	Chairman

/s/ MASAAKI (JOHN) NISHIBORI Masaaki (John) Nishibori	President and Chief Executive Officer (Principal Executive Officer), Director

/s/ VICTOR M. GARCIA Victor M. Garcia	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ MARVIN DENNIS Marvin Dennis	Director

/s/ WILLIAM W. LIEBECK William W. Liebeck	Director

/s/ GARY M. SAWKA Gary M. Sawka	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2009 and December 31, 2008	F-3
Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007	F-4
Consolidated Statements of Cumulative Redeemable Convertible Preferred Stock and Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007	F-6
Notes to Consolidated Financial Statements	F-7
Schedule II—Valuation Accounts	F-31

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CAI International, Inc.:

We have audited the accompanying consolidated balance sheets of CAI International, Inc. and Subsidiaries (“the Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, cumulative redeemable convertible preferred stock and stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of CAI International, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Francisco, CA

March 15, 2010

CAI INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	December 31, 2009	December 31, 2008
ASSETS
Cash	$14,492	$28,535
Accounts receivable (owned fleet), net of allowance for doubtful accounts of $1,420 and $1,044 at December 31, 2009 and December 31, 2008, respectively	14,412	16,224
Accounts receivable (managed fleet)	18,953	24,683
Current portion of direct finance leases	6,776	6,108
Prepaid expenses	3,077	2,954
Deferred taxes	1,669	1,924
Other current assets	4,000	563

Total current assets	63,379	80,991

Container rental equipment, net of accumulated depreciation of $80,627 and $86,936 at December 31, 2009 and December 31, 2008, respectively	299,340	310,397
Net investment in direct finance leases	5,844	14,003
Furniture, fixtures and equipment, net of accumulated depreciation of $759 and $722 at December 31, 2009 and December 31, 2008, respectively	435	629
Intangible assets, net of accumulated amortization of $4,656 and $3,081 at December 31, 2009 and December 31, 2008, respectively	5,085	6,608

Total assets	$374,083	$412,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$8,030	$4,682
Accrued expenses and other current liabilities	3,638	3,747
Due to container investors	17,285	23,847
Unearned revenue	4,225	4,542
Current portion of related party term loan	800	—
Current portion of capital lease obligation	3,813	4,514
Rental equipment payable	660	3,905

Total current liabilities	38,451	45,237
Revolving credit facility	152,500	208,200
Related party term loan	9,000	—
Deferred taxes	26,606	25,348
Capital lease obligation	16,282	18,070
Income taxes payable	2,146	1,983

Total liabilities	244,985	298,838

Stockholders’ equity:
Common stock, par value $.0001 per share; authorized 84,000,000 shares; issued and outstanding, 17,917,176 shares and 17,920,778 shares at December 31, 2009, and December 31, 2008, respectively	2	2
Additional paid-in capital	103,684	102,706
Accumulated other comprehensive loss	(1,248)	(2,022)
Retained earnings	26,660	13,104

Total stockholders’ equity	129,098	113,790

Total liabilities and stockholders’ equity	$374,083	$412,628

See accompanying notes to consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Revenue:
Container rental revenue	$53,747	$56,436	$38,148
Management fee revenue	8,546	11,969	12,663
Gain on sale of container portfolios	753	12,443	12,855
Finance lease income	2,218	2,297	1,206

Total revenue	65,264	83,145	64,872

Operating expenses:
Depreciation of container rental equipment	17,140	15,824	8,805
Amortization of intangible assets	1,566	1,534	1,241
Impairment of container rental equipment	86	331	365
Gain on disposition of used container equipment	(3,626)	(4,155)	(4,400)
Gain on settlement of lease obligation	—	—	(780)
Equipment rental expense	—	20	961
Storage, handling and other expenses	8,717	4,854	3,077
Marketing, general and administrative expense	18,848	20,215	15,772
Impairment of goodwill	—	50,247	—
Restructuring charges	972	—	—
(Gain) Loss on foreign exchange	(215)	564	(104)

Total operating expenses	43,488	89,434	24,937

Operating income (loss)	21,776	(6,289)	39,935

Interest expense	4,311	9,346	10,705
Gain on extinguishment of debt	—	—	(681)
Interest income	(10)	(229)	(126)

Net interest expense	4,301	9,117	9,898

Income (loss) before income taxes	17,475	(15,406)	30,037
Income tax expense	3,919	11,547	10,990

Net income (loss)	13,556	(26,953)	19,047
Accretion of preferred stock	—	—	(5,577)

Net income (loss) available to common shareholders:	$13,556	$(26,953)	$13,470

Net income (loss) per share:
Basic	$0.76	$(1.55)	$0.92
Diluted	$0.76	$(1.55)	$0.85
Weighted average shares outstanding:
Basic	17,902	17,406	14,713
Diluted	17,902	17,406	16,682

See accompanying notes to consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CUMULATIVE REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands)

	Cumulative Redeemable Convertible Preferred Stock			Common stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Note Receivable on Preferred Stock	Shares	Amount
Balances as of December 31, 2006	725	$6,072	$(1,172)	10,584	$1,260	$—	$26,587	$95	$27,942
Net income	—	—	—	—	—	—	19,047	—	19,047
Foreign currency translation adjustment	—	—	—	—	—	—	—	6	6

Comprehensive income									19,053

Accretion of preferred stock	—	5,606	(29)	—	—	—	(5,577)	—	(5,577)
Payment of dividend on preferred stock	—	(804)	—	—	—	—	—	—	—
Conversion of preferred stock to common stock	(725)	(10,874)	—	725	—	10,874	—	—	10,874
Conversion of pre-IPO common stock from no par to par value common stock	—	—	—	—	(1,260)	1,260	—	—	—
Common stock issued at IPO, net of underwriting discount and offering expenses	—	—	—	5,800	2	78,115	—	—	78,117
Stock based compensation	—	—	—	36	—	739	—	—	739
Collection of note receivable on preferred stock	—	—	1,201	—	—	—	—	—	—

Balances as of December 31, 2007	—	$—	$—	17,145	$2	$90,988	$40,057	$101	$131,148
Net loss	—	—	—	—	—	—	(26,953)	—	(26,953)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(2,123)	(2,123)

Comprehensive loss									(29,076)

Issuance of common stock, net of underwriting discount and offering expenses	—	—	—	750	—	10,289	—	—	10,289
Exercise of stock options	—	—	—	30	—	478	—	—	478
Payment of income tax withheld on vested restricted stocks	—	—	—	(4)	—	(54)	—	—	(54)
Stock based compensation	—	—	—	—	—	1,005	—	—	1,005

Balances as of December 31, 2008	—	$—	$—	17,921	$2	$102,706	$13,104	$(2,022)	$113,790
Net Income	—	—	—	—	—	—	13,556	—	13,556
Foreign currency translation adjustment	—	—	—	—	—	—	—	774	774

Comprehensive income									14,330

Payment of income tax withheld on vested restricted stocks	—	—	—	(4)	—	(14)	—	—	(14)
Stock based compensation	—	—	—	—	—	992	—	—	992

Balances as of December 31, 2009	—	$—	$—	17,917	$2	$103,684	$26,660	$(1,248)	$129,098

See accompanying notes to consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$13,556	$(26,953)	$19,047
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	17,366	16,001	8,932
Amortization of debt issuance costs	496	474	601
Amortization of intangible assets	1,566	1,534	1,241
Impairment of container rental equipment	86	331	365
Impairment of goodwill	—	50,247	—
Stock-based compensation expense	992	1,005	739
(Gain) / loss on foreign exchange	(418)	334	(104)
Gain on sale of container portfolios	(753)	(12,443)	(12,855)
Gain on disposition of used container equipment	(3,626)	(4,155)	(4,400)
Deferred income taxes	(1,130)	(593)	(1,754)
Bad debt expense	458	687	463
Gain on extinguishment of debt	—	—	(681)
Gain on settlement of lease obligation	—	—	(780)
Restructuring costs	883	—	—
Changes in other operating assets and liabilities:
Accounts receivable	7,243	(4,417)	(3,904)
Related party receivables	—	—	128
Deposits, prepayments and other assets	1,036	27	2,628
Accounts payable, accrued expenses and other current liabilities	2,723	2,875	(12,361)
Due to container investors	(9,329)	2,772	(575)
Unearned revenue	(351)	(288)	3,004

Net cash provided by (used in) operating activities	30,798	27,438	(266)

Cash flows from investing activities:
Purchase of containers	(31,284)	(189,600)	(219,530)
Acquisition of Consent Equipment AB, net of cash acquired	—	(14,566)	—
Net proceeds from sale of container portfolios	5,840	99,773	113,402
Net proceeds from disposition of used container equipment	23,669	20,357	19,238
Purchase of furniture, fixtures and equipment	(69)	(133)	(136)
Receipt of principal payments from direct financing leases	5,532	6,563	3,991

Net cash provided by (used in) investing activities	3,688	(77,606)	(83,035)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	10,289	78,117
Collection of note receivable on preferred stock	—	—	1,201
Exercise of stock options	—	478	—
Payment of dividend on preferred stock	—	—	(804)
Proceeds from capital leases	1,345	2,944	—
Proceeds from bank debt	15,000	134,600	138,100
Proceeds from related party term debt	10,000	—	—
Principal payments on capital leases	(4,359)	(3,308)	(525)
Principal payments made on bank debt	(70,700)	(74,000)	(106,250)
Principal payments on related party term debt	(200)	—	—
Principal payments made on subordinated note payable	—	—	(37,500)
Debt issuance costs	(93)	(340)	(970)

Net cash (used in) provided by financing activities	(49,007)	70,663	71,369

Effect on cash of foreign currency translation	478	(393)	6

Net (decrease) increase in cash	(14,043)	20,102	(11,926)
Cash at beginning of the period	28,535	8,433	20,359

Cash at end of the period	$14,492	$28,535	$8,433

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$6,307	$11,047	$20,921
Interest	3,492	7,971	11,016
Supplemental disclosure of non-cash investing and financing activity:
Conversion of preferred stock to common stock	—	—	10,874
Transfer of container rental equipment to direct finance lease	804	15,116	8,380
Transfer of direct finance lease to container rental equipment	3,099	—	—

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

On April 30, 2008, the Company acquired CAI Consent Sweden AB (Consent), formerly named Consent Equipment AB, a European container and intermodal equipment leasing company, for $14.6 million in cash (net of $1.3 million cash acquired) and the assumption of approximately $25.7 million in debt. Consent was originally headquartered in Gothenburg, Sweden at the time of its acquisition. In October 2009 the Company commenced moving Consent’s operations in Sweden to the Company’s European office in the United Kingdom. The move was completed in February 2010. (See Notes 3 and 4).

The Company operates its business in 13 offices in 11 countries including the United States, and has agents in Asia, Europe, South Africa, Australia and South America. Its corporate headquarters are located in San Francisco, California.

(2) Summary of Significant Accounting Policies

(a) Basis of Accounting and Principles of Consolidation

The Company utilizes the accrual method of accounting.

The consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries: Container Applications Limited (CAI Barbados), SKY Container Trading, Inc. and our 80% owned subsidiary in Japan, CAIJ Ltd (CAIJ). The consolidated financial statements of CAI Barbados include those of its wholly owned subsidiaries including Container Applications International Ltd., Container Applications International (U.K.) Ltd., SKY Container Trading, Ltd., SKY Container Leasing, Ltd., Container Applications (Malaysia) SDN BHD and CAI Consent AB and its subsidiaries (from May 1, 2008). The non-controlling interest relating to CAIJ is not shown separately in the Company’s consolidated financial statements as required under FASB ASC 810, Consolidation, as the results of CAIJ’s operations were not material in relation to the Company’s consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007, and the non-controlling interest in the financial position of CAIJ was not material as of December 31, 2009 and 2008. All significant intercompany balances and transactions have been eliminated in consolidation.

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

(d) Container Rental Equipment

The Company depreciates its new dry van container rental equipment over an estimated useful life of 12.5 years (using the straight-line method) to fixed residual values of $850 for 20’, $950 for 40’ and $1,000 for 40’ high cubes. Used containers are depreciated over the number of years remaining from their normal useful life of 12.5 years but no less than two years. Used containers that are over 12.5 years of age at the time of purchase are depreciated over two years. No depreciation is recorded on used containers that are purchased at or below their residual values. The estimated useful life for all other containers is 15 years with a residual value of 15% of their original cost.

The Company reassesses its estimate of residual value and useful life of containers regularly for possible adjustments to those estimates.

(e) Impairment of Long-Lived Assets

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

Impairment losses on equipment held for sale are included in total operating expenses reported under the container leasing segment of the Company (see Note 16). For the years ended December 31, 2009, 2008 and 2007 the Company recorded impairment losses of $86,000, $331,000, $365,000, respectively, on container rental equipment identified for sale.

(f) Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired in a business combination accounted for using the purchase method. Goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment at least annually.

On October 1, 2006, the Company recorded goodwill of $50.2 million and intangible assets of $7.4 million resulting from the application of push down accounting in connection with the Company’s repurchase of its common shares of stock held by Interpool. The purchase price for the incremental ownership the Company acquired from Interpool was based on forecasts and assumptions made on future cash flows. Management had determined that the Company is comprised of two reporting units, container leasing and container management, and allocated $13.8 million and $36.4 million of goodwill, respectively, to each segment. The allocation of the purchase price was based on the expected future cash flow contribution of each segment and goodwill for each reporting unit was determined as the difference between the allocated purchase price and the fair value of the net assets of each reporting unit.

Impairment of goodwill is tested at the reporting unit level annually or more frequently if an event or circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Factors that would suggest a possible impairment include, but are not limited to, significant decrease in the Company’s stock price, material customer losses, an adverse change in the business climate, an adverse action or assessment by a regulator, unanticipated competition or a loss in key personnel. The impairment test is conducted by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The annual goodwill impairment test is performed using a combination of the market and income approaches. If the carrying amount of a reporting unit exceeds its fair value, an indication of goodwill impairment exists and a second step is performed to measure the amount of impairment loss, if any. In the application of the impairment testing, the Company is required to make estimates of future operating trends and resulting cash flows and judgments on discount rates and other variables. During the quarter ended December 31, 2008, the Company recorded a goodwill impairment charge of $50.2 million after a test for impairment was completed (see Note 5).

Intangible assets acquired during the repurchase of its common stock held by Interpool and the acquisition of Consent have been allocated either directly to the relevant unit or on the expected future cash flow contribution of each segment. Intangible assets allocated to the container leasing and container management reporting units, net of accumulated amortization, are $2.6 million and $2.5 million, respectively, as of December 31, 2009.

Intangible assets with definite useful lives are reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. The Company currently amortizes intangible assets on a straight-line basis over their estimated useful lives as follows:

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

(h) Debt Fees

To the extent that the Company is required to pay issuance fees or direct costs relating to its revolving line of credit and related party term loan, such fees are amortized over the lives of the related revolving line of credit and the related party term loan using the straight line method and reflected in interest expense. No fees were paid in connection with convertible subordinated debt.

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

(k) Income Taxes

Income taxes are accounted for using the asset-and-liability method. Under this method, deferred income taxes are recognized for the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that deferred tax assets will not be recovered.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We record penalties and interest related to unrecognized tax benefits within income tax expense.

(l) Revenue Recognition

The Company provides a range of services to its customers incorporating rental, sale and management of container equipment. Revenue for all forms of service is recognized when earned following the guidelines under FASB ASC 605-Revenue Recognition and FASB ASC 840- Leases. Revenue is reported net of any related sales tax.

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

Management Fee Revenue and Gain on Sale of Container Portfolios

In addition to renting containers, the Company sells leased container portfolios to investor groups. After the date of sale the Company generally manages the container assets sold to the investor group. The Company has determined that the two deliverables under the arrangements, the sale of the container and the management services, are separate units of accounting, thus revenue is recognized for each unit.

One requirement for the two deliverables to be accounted for as separate units of accounting is that management can determine the fair value of the undelivered item (the management services), when the first item (the sale of containers) is delivered. Assessing fair value evidence requires judgment. In determining fair value the Company has reviewed information from management agreements entered into with container investors on a standalone basis, compared it to information from management agreements entered into with container investors to whom it concurrently has sold portfolios of containers and determined that the fees charged to container investors who have entered into management agreements on a standalone basis were comparable to the fees charged when the Company entered into management agreements with container investors concurrent with the sales of portfolios of containers. The Company has also reviewed information of other container management companies disclosed in publicly available documents, including investment fund prospectuses and competitor financial statements. Accordingly it was able to determine that the fees charged for its management services were comparable to those charged by other container management companies for the same service. As such, the Company has concluded that evidence exists to support its assessment of the fair value of the management services. However, the Company is one of few companies in the business of selling and managing portfolios of leased containers and in the future data may not be available to support its assessment of fair value. Before the adoption of FASB ASU 2009-13, Multiple Deliverable Revenue Arrangement, (see Note 2(o), Recent Accounting Pronouncements below), should fair value evidence not be satisfactory in the future, the gain on sale of container portfolios and the management services may need to be accounted for as one unit of accounting. This would result in the gain on sale of container portfolios being deferred and recognized over the term of the management agreement, which typically ranges from 8 to 10 years, rather than in the period the sale occurs.

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

As described above, the Company periodically sells containers to container investors which are generally managed by the Company in return for a management fee. A gain is calculated as the excess of sales proceeds over the net book value of the containers sold. The proceeds from sale of these container portfolios were $5.8 million, $99.8 million and $113.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. The gain on sale of container portfolios was $753,000, $12.4 million and $12.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(m) Stock-Based Compensation

The Company granted stock options to its officers and directors and restricted common stock to certain management employees under it 2007 Equity Incentive Plan. The Company has adopted a fair-value-based method of accounting for the plan in which compensation cost is measured at the date the award is granted based on the fair value of the award calculated using the Black-Scholes-Merton stock valuation model. The stock based compensation expense is recognized over the vesting period of the grant. (See Note 12).

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

(o) Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) Accounting Standards Update (“ASU”) 2009-01, previously known as The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification™ (“ASC”) has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities for financial statements issued for interim and annual periods ending after September 15, 2009. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Since the effective date of this Statement, the Codification has superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC have become non-authoritative. Following ASU 2009-01, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue FASB ASUs, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The application of the provisions of SFAS No. 168 has resulted in revisions to the Company’s references to authoritative GAAP in this filing. The change to ASC as a reference for GAAP did not have any impact to the Company’s financial position, results of operations or cash flows.

In May 2008, the FASB issued Accounting Standards Modification (ASC) 470-20, Debt With Conversion and Other Options, which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. ASC 470-20 requires issuers of applicable convertible debt instruments to account separately for the liability (debt) and equity (conversion option) components in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate. ASC 470-20 requires bifurcation of a component of the convertible debt, classification of that component as equity, and then accretion of the resulting discount on the debt as additional interest expense over the expected term of the debt. ASC 470-20 requires retrospective application to all periods presented.

On January 1, 2009, the Company adopted and retrospectively applied FASB ASC 470-20 in connection with the Company’s $37.5 million convertible note to Interpool, Inc. that was executed in October 2006 and repaid in

May 2007. The retrospective application of ASC 470-20 resulted in a $187,000 decrease in net income for the year ended December 31, 2007. The adoption of ASC 470-20 did not have an impact on the Company’s financial position as of December 31, 2007 but increased stockholders equity by $187,000 as of December 31, 2006.

In April 2009, the FASB issued ASC 825-10-50, Financial Instruments. ASC 825-10-50 applies to all financial instruments within the scope of ASC 825-10 Financial Instruments (formerly referenced as Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments) held by publicly traded companies. This standard amends ASC 825-10 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This standard also amends ASC 270-10, Interim Reporting (formerly referenced as APB Opinion No. 28, Interim Financial Reporting), to require those disclosures in summarized financial information at interim reporting periods. ASC 825-10-50 and ASC 270-10 are effective for the interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.

In May 2009, the FASB issued ASC 855, Subsequent Events, to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company has adopted ASC 855 and evaluated subsequent events through the date and time the financial statements were issued.

In December 2009, the FASB issued ASU 2009-16, Accounting for Transfer of Financial Assets. This ASU amends the FASB Statement 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. ASU 2009-16 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. ASU 2009-16 is effective for the periods beginning after December 15, 2009 and may not be adopted early. The Company does not expect the adoption of this ASU to have a signification impact to its consolidated financial position or results.

In December 2009, the FASB issued ASU 2009-17, Consolidation (Topic 810): Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities, which amends FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). ASU 2009-17 which amends the Variable Interest Entity (“VIE”) Subsections of ASC Subtopic 810-10, Consolidation Overall, revises the test for determining the primary beneficiary of a VIE from a primarily quantitative risk and reward calculation based on the VIE’s expected losses and expected residual returns to a primarily qualitative analysis based on identifying the party or related party group (if any) with: (a) the power to direct the activities that most significantly impact the VIE’s economic performance and, (b) the obligation to absorb losses of, or the right to receive the benefits from, the VIE that could potentially be significant to the VIE. The ASU requires kick out rights and participating rights to be ignored in evaluating whether a variable interest holder meets the power criterion unless those rights are unilaterally exercisable by a single party or related party group. The ASU also revises the criteria for determining whether the fees paid by an entity to a decision maker or another service provider are a variable interest in the entity and revises the Topic 810 scope characteristic that identifies an entity as a VIE if the equity-at-risk investors as a group do not have the right to control the entity through their equity interest to address the impact of kick-out rights and participating rights on the analysis. Finally, the ASU adds a new requirement to reconsider whether an entity is a VIE if the holder of the equity investment at risk as a group lose the power, through the rights of those interests, to direct the activities that most significantly impact the VIE’s economic performance, and requires the Company to reassess on an ongoing basis whether it is deemed to be the primary beneficiary of a VIE. ASU 2009-17 is effective for fiscal years beginning after December 15, 2009, with earlier adoption prohibited. The Company does not expect the adoption of ASU 2009-17 to have a significant impact on its consolidated statement of financial position and results of operations.

In August 2009, FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820), Measuring Liabilities at Fair Value. The update amends ASC 820-10, Fair Value Measurements and Disclosure—Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification where a quoted price in an active market for an identical liability is unavailable, a reporting entity is required to measure fair value using one or more of the techniques prescribed by this amendment. This amendment is effective for interim and annual periods beginning after August 27, 2009. ASU 2009-05 did not have a significant impact to Company’s statement of financial position and results of operations.

In October 2009, the FASB issued ASU No. 2009-13, Multiple Deliverable Revenue Arrangement. ASU 2009-13 sets forth the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple element arrangement when other items have not yet been delivered. This update amends ASC 605-25, Revenue Recognition—Multiple revenue Arrangements, to eliminate the requirement that all undelivered elements have vendor-specific objective evidence or third party evidence before an entity can recognize the portion of an overall arrangement fee that is attributable to items that have already been delivered. Additionally, this new guidance will require entities to disclose more information about their multiple-revenue arrangements. This consensus will be effective prospectively for revenue arrangements entered into or materially modified on or after June 15, 2010. Early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year. The Company plans to adopt ASU 2009-13 on the aforementioned effective date and does not expect it to have a material effect on its future financial results.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (topic 820), Improving Disclosures About Fair Value Measurements, which requires new disclosures relating to the transfers in and outs of Level 1 and Level 2 fair value measurements and requires description of the transfers. It also provides clarification on existing disclosures relating to the level of disaggregation and disclosures about inputs and valuation techniques. This ASU is effective for fiscal years beginning after December 15, 2010. The Company does not expect ASU 2010-06 to have a significant impact to its statement of financial position and results of operations.

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

(4) Restructuring Charges

In October 2009, as part of its cost reduction effort, Company started the process of moving Consent’s office in Sweden to the Company’s European office in the United Kingdom. The Company recorded restructuring charges of $972,000 for the year ended December 31, 2009 covering extended salaries and fringe benefits of terminated employees. The move was completed in February 2010. All restructuring charges were allocated to the container leasing segment. The following details the changes in the restructuring accruals during the year ended December 31, 2009 (in thousands):

Balance, December 31, 2008	$—
Accrued extended salaries and other termination benefits	972
Termination benefits paid to employees during the year	(89)

Balance, December 31, 2009	$883

(5) Impairment of Goodwill

The Company is required to test its goodwill for impairment at least annually, or more often if there are impairment indicators present. The impairment test is a two-step approach in determining whether, and by how much, goodwill is impaired. The first step requires a comparison of the fair value of the Company’s reporting units (container leasing unit and container management unit) to their respective net book values. The fair value of each reporting unit was evaluated using a combination of the income and market approaches. If the fair value is greater, then no impairment is deemed to have occurred and step 2 is not carried out. If the reporting unit’s fair value is less than its book value, then the second step must be completed to determine the amount, if any, of actual impairment.

During the year ended December 31, 2008, the Company recognized a goodwill impairment charge of $50.2 million. The goodwill charge was primarily a result of the material decline in the market value of the Company’s equity during the fourth quarter of 2008 due to the expected downturn in future economic activity as a result of the global recession and adverse capital market conditions. The impaired goodwill was associated with the Company’s repurchase in October, 2006 of the shares of its common stock previously held by Interpool, Inc. The Company compared its book value with its market value based on the quoted price of the Company’s stock in the fourth quarter of 2008. Based upon the results of step 1, the Company completed step 2 analysis and recognized $50.2 million impairment charge for the year ended December 31, 2008. All goodwill in both of the Company’s reporting units was impaired.

The impairment charge was recorded as a component of operating expenses in the accompanying Consolidated Statements of Operations for the year ended December 31, 2008.

(6) Other Intangible Assets

The Company’s other intangible assets as of December 31, 2009 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$1,282	$(448)	$834
Software	539	(539)	—
Contracts-third party	3,650	(1,695)	1,955
Contracts and customer relationships-owned equipment	4,113	(1,865)	2,248
Non-compete agreements	157	(109)	48

	$9,741	$(4,656)	$5,085

Amortization recorded for the years ended December 31, 2009, 2008 and 2007 was $1.6 million, $1.5 million, and $1.2 million, respectively. Estimated future amortization expenses are as follows (in thousands):

2010	$1,400
2011	$1,263
2012	$931
2013	$801
2014 and thereafter	$690

(7) Container Leases

The Company leases its containers on either short-term operating leases through master lease agreements, long-term non-cancelable operating leases, or finance leases. The following represents future minimum rents receivable under long-term non-cancelable operating and finance leases as of December 31, 2009 (in thousands):

	Long-term operating	Finance
Year ending December 31:
2010	$20,255	$8,884
2011	17,948	4,263
2012	16,177	2,128
2013	11,802	330
2014 and thereafter	15,138	74

Total minimum rents receivable	$81,320	15,679

Less amount representing unearned income		3,059

Net investment in direct financing leases		$12,620

(8) Revolving Credit Facility, Related Party Term Loan, Capital Lease Obligations and Interest Rate Swap

(a) Revolving Credit Facility

The Company has a senior secured line of credit agreement with a consortium of banks to finance the acquisition of assets and for general working capital purposes. This agreement was amended on May 27, 2008 to increase the maximum credit availability. As of December 31, 2009, the maximum credit commitment under the senior secured line of credit was $290.0 million.

The Company’s senior secured credit facility, including any amounts drawn on the facility, is secured by substantially all of the assets of the Company including the containers owned by the Company, the underlying leases thereon and the Company’s interest in any money received under such contracts. The facility may be increased under certain conditions described in the agreement governing the facility. In addition, there is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to the Company. These credit commitments are part of, and not in addition to, the total commitment provided under the agreement. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the senior secured credit facility. As of December 31, 2009, the interest rate under the amended agreement was approximately 1.3%. The agreement governing the Company’s senior secured credit facility also contains various financial and other covenants. It also includes certain restrictions on the Company’s ability to incur other indebtedness or pay dividends to stockholders. As of December 31, 2009, the Company was in compliance with the terms of the senior secured credit facility.

As of December 31, 2009, the outstanding balance under the Company’s senior secured revolving credit facility was $152.5 million. As of December 31, 2009, the Company had $137.4 million in availability under the senior secured credit facility (net of $109,000 in letters of credit) subject to our ability to meet the collateral requirements under the agreement governing the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default. The agreement under the Company’s senior secured credit facility will terminate on September 25, 2012.

(b) Related Party Term Loan

On August 20, 2009, the Company signed a $10.0 million five-year loan agreement with the Development Bank of Japan (DBJ). As of the date of closing of the loan agreement, DBJ owned approximately 9.4% of the Company’s outstanding common stock. The loan is payable in 19 quarterly installments of $200,000 starting October 31, 2009 and a final payment of $6.2 million on July 31, 2014. The loan bears a variable interest rate based on BBA LIBOR rate and is secured by a number of container rental equipment owned by the Company. The loan had a balance of $9.8 million and interest rate of 2.7% as of December 31, 2009. The agreement governing the Company’s term loan contains various financial and other covenants. As of December 31, 2009, the Company was in compliance with the terms of the term loan.

The following are the estimated future principal and interest payments under this loan as of December 31, 2009 (in thousands). The payments were calculated assuming interest rate remains the same through maturity of the loan.

2010	$1,058
2011	1,037
2012	1,015
2013	993
2014 and thereafter	6,730

10,833
Less: Amount representing interest	(1,033)

Related party term loan	$9,800

(c) Capital Lease Obligations

As of December 31, 2009, the Company had capital lease obligations of $20.1 million. The underlying obligations are denominated in U.S. Dollars and Euros at fixed and floating interest rates averaging 2.5% as of December 31, 2009 and maturity dates between December 2010 and June 2019. The liability under each lease is secured by the underlying equipment on the lease.

Future payments under capital lease obligations assuming the same average interest rate as of December 31, 2009 is sustained through maturity dates of the obligations are as follows (in thousands):

2010	$4,280
2011	5,435
2012	3,578
2013	2,997
2014 and thereafter	5,231

21,521
Less: Amount representing interest	(1,426)

Capital lease obligation	$20,095

(d) Interest Rate Swap

The Company has an interest rate swap agreement with a European bank. The interest rate swap contract with the bank is based on a notional amount in Euros equivalent to approximately $4.2 million as of December 31, 2009, with a fixed rate of 4.07% against the three-month Euribor rate. The contract expires on July 1, 2010. As of December 31, 2009, the interest liability under the rate swap agreement had a fair value of approximately $70,000. The Company records the monthly change in the fair value of the agreement as an increase or decrease in interest expense. The purpose of the interest rate swap agreement is to manage the risk associated with fluctuations in interest rates.

(9) Income Taxes

For the years ended December 31, 2009, 2008 and 2007 income (loss) from continuing operations before taxes consists of the following (in thousands):

	2009	2008	2007
U.S. operations	$9,217	$(22,045)	$31,455
Foreign operations	8,258	6,639	(1,418)

Income tax expense (benefit) attributable to income from operations consists of (in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Current:
Federal	$1,736	$10,736	$11,985
State	(218)	777	667
Foreign	889	972	92

	2,407	12,485	12,744

Deferred:
Federal	1,757	(1,048)	(1,864)
State	(368)	(66)	58
Foreign	123	176	52

	1,512	(938)	(1,754)

Income tax expense	$3,919	$11,547	$10,990

The reconciliation between the Company’s income tax expense and the amounts computed by applying the U.S. federal income tax rates of 35% for the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Computed expected tax expense	$6,116	$(5,392)	$10,513
Non-deductible stock-based compensation	76	47	28
Provision to tax return true-up	(451)	—	—
Enactment of California apportionment factor law change	(313)	—	—
Other permanent differences	224	496	7
Goodwill impairment	—	18,227	—
Increase (decrease) in income taxes resulting from:
State income tax expense, net of federal income tax benefit	145	(197)	393
Foreign tax differential	(1,878)	(1,634)	49

	$3,919	$11,547	$10,990

As of December 31, 2009, the Company had $38.4 million of net operating loss (NOL) carry forwards to offset future Barbados taxable income. The NOL carry forwards will begin to expire in 2017.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2009 and 2008 are presented below (in thousands):

	2009	2008
Deferred tax assets:
Accounts receivable (owned fleet)	$433	$379
Accrued expenses and other current liabilities	67	76
State taxes	—	241
Unearned revenue	1,208	1,228
Stock-based compensation	814	558
Interest expense	146	114
Tax credits	72	—
Net operating loss carry forwards	959	—

Gross deferred tax assets	3,699	2,596
Deferred tax liabilities:
Intangible assets	1,269	1,782
Depreciation and amortization	24,283	20,947
Foreign deferred tax liabilities	2,397	2,658
Deferred subpart F income	649	553
Unrealized gain	38	—
Change in accounting method	—	80

Net deferred tax liability	$24,937	$23,424

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

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries. As of December 31, 2009, the amount of such earnings totaled approximately $5.7 million. These earnings have been permanently reinvested and the Company does not plan to initiate any action that would precipitate the payment of income taxes thereon. If these earnings were distributed to the United States in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes of approximately $880,000.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

Balance at January 1, 2008	$1,752
Increases related to current year tax positions	—

Balance at December 31, 2008	$1,752
Increases related to prior year tax positions	68
Increases related to current year tax positions	6

Balance at December 31, 2009	$1,826

The unrecognized tax benefits of approximately $1.8 million at December 31, 2009, if recognized, would reduce the Company’s effective tax rate. The Company accrued interest of $88,000 and $120,000 related to unrecognized tax benefits for the years ended December 31, 2009 and 2008, respectively. Total accrued interest was $319,000 and $231,000 for the years ended December 31, 2009 and 2008, respectively.

The Company’s federal tax returns in the United States and state tax returns in the states of California, New Jersey and South Carolina are subject to examination by the tax authorities. The Company accrues for unrecognized tax benefits based upon its best estimate of the additional taxes, interest and penalties expected to be paid. These estimates are updated over time as more definitive information becomes available from taxing authorities, completion of tax audits, expiration of statute of limitations, or upon occurrence of other events. The Company believes the total amount of unrecognized tax benefits as of December 31, 2009 will decrease by approximately $1.7 million in the next twelve months.

As of December 31, 2009, the statutes of limitation for tax examinations in the United States has not expired for the years ended December 31, 2006 through 2008, while the statutes of limitation for tax examinations in the states of California, New Jersey and South Carolina have not expired for tax returns filed for the years December 31, 2005 through 2008.

(10) Related Party Transactions

During the years ended December 31, 2009 and 2008, the Company sold dry van containers to Japanese entities that are both owned 99% by Japan Investment Adviser Co., Ltd. (JIA) and 1% by CAIJ. CAIJ is an 80%- owned subsidiary of CAI with the remaining 20% owned by JIA. JIA is owned and controlled by a Managing Director of CAIJ. Prior to the purchase of containers from the Company, the purchasing entities had received contributions from unrelated Japanese investors, under separate Japanese investment agreements allowed under Japanese commercial laws. The investments were used to purchase container equipment from the Company. Under the terms of the agreements, the CAI related Japanese entities will manage the investments but may outsource the whole or part of each operation to a third party. The profit or loss from each investment will substantially belong to each respective investor.

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

The sale of containers to the VIEs has been recorded on the Company’s books as a sale in the ordinary course of the business, including gain on sale of container portfolios recognized thereon of $753,000 and $488,000 during the years ended December 31, 2009 and 2008, respectively. No sale of containers to VIEs occurred during the year ended December 31, 2007.

On August 20, 2009, the Company signed a $10.0 million five-year loan agreement with the Development Bank of Japan (DBJ). As of the date of closing of the loan agreement, DBJ owned approximately 9.4% of the Company’s outstanding common stock. The loan is payable in 19 quarterly installments of $200,000 starting October 31, 2009 and a final payment of $6.2 million on July 31, 2014. The loan bears a variable interest rate based on BBA LIBOR and is secured by a number of container rental equipment owned by the Company. The loan had a balance of $9.8 million as of December 31, 2009.

(11) Capital Stock

On August 12, 2008, the Company sold 750,000 shares of its common stock at $15.50 per share in conjunction with it secondary offering of 2,250,000 shares, which included 1.5 million shares owned by the Company’s Chairman, Hiromitsu Ogawa. The Company’s share of $10.3 million (net of underwriting fees and expenses) from the sale of stock was used to pay part of the Company’s outstanding senior secured credit facility. The Company did not receive any proceeds from the sale of stock by Mr. Ogawa.

In addition to the sale of common stock, the Company received $478,000 in July 2008 from the exercise of 29,610 shares of stock options by a former officer of the Company.

(12) Stock–Based Compensation Plan

(a) Stock Options

The Company grants stock options to its officers, independent directors and certain senior management employees pursuant to its 2007 Equity Incentive Plan (“Plan”) which was adopted on April 23, 2007 and amended on June 5, 2009. The following table summarizes the activity in the Company’s stock option plan for the three years ended December 31, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2006	—	$—	—	—
Shares authorized
Options granted—officers	508,620	$15.00
Options granted—directors	37,500	$15.00
Options exercised	—
Options cancelled/forfeited	—

Balance at December 31, 2007	546,120	$15.00
Options granted—officers
Options granted—directors	22,500	$15.30
Options exercised	(29,610)	$15.00
Options cancelled/forfeited	(88,830)	$15.00

Balance at December 31, 2008	450,180	$15.01
Additional shares authorized
Options granted—officers	450,000	$5.60
Options granted—directors	30,000	$5.60
Options exercised	—
Options cancelled/forfeited	—

Balance at December 31, 2009	930,180	$10.16	8.5	$1,646

Exercisable at December 31, 2009	311,991	$15.02	7.5	$—
Expected to vest after December 31, 2009 (net of estimated forfeitures)	584,589	$7.70	9.0	$1,531

The aggregate intrinsic value represents the value by which the Company’s closing stock price on the last trading day of the year ended December 31, 2009 exceeds the exercise price of the stock multiplied by the number of options outstanding or exercisable, excluding options that have a zero or negative intrinsic value. The intrinsic value of stock options exercised during the year ended December 31, 2008 was approximately $89,000. No options were exercised during 2007 and 2009.

The total fair value of the stock options granted to the Company’s officers, certain management employees and independent directors at the time of grant was $993,000 or $2.07 per share, $118,000 or $5.26 per share and $3.4 million, or $6.17 per share for the years ended December 31, 2009, 2008 and 2007, respectively, calculated using the Black-Scholes-Merton pricing model under the following assumptions:

	2009	2008*	2007
Stock Price	$5.60	$15.30	$15.00
Exercise Price	$5.60	$15.30	$15.00
Volatility	35.1%	30.3%	31.9%
Expected term—Officers and employees	6.25 years	N/A	6.25 years
Expected term—Independent directors	5.5 years	5.5 years	5.5 years
Risk free interest rate	2.83%	3.24%	4.63%
Dividend yield	—	—	—

*	Assumptions for 2008 relate to stock options granted the independent directors. No stock options were granted to officers and employees.

An estimated forfeiture rate of 7% was applied and deducted from the resulting calculations for the year ended December 31, 2009 and zero forfeiture rate for the years ended December 31, 2008 and 2007. The forfeiture rate was estimated based on the average forfeiture rates for similar companies for the last four years and the Company’s estimated future forfeitures. The risk-free rate is based on the implied yield on a U.S. Treasury bond with a term approximating the expected term of the option. In the absence of historical data, the assumed volatility factors used in the calculation were derived from the average price volatility of common shares for similar companies as of June 5, 2009 over a period approximating the expected term of the options. As the Company has no historical data, the expected option term is calculated using the simplified method (“Plain Vanilla” approach).

The Company recorded stock-based compensation expense of $816,000, $828,000 and $629,000 relating to stock options for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, the remaining unamortized stock-based compensation cost relating to stock options granted to the Company’s executive officers and management employees was approximately $1.6 million which is to be recognized over the remaining average vesting period of 2.4 years. Unamortized stock-based compensation cost relating to independent directors’ options at December 31, 2009 was approximately $25,000 which is to be recognized over a remaining vesting period of 5 months.

(b) Restricted Stock Grant

In addition to stock options granted to officers and independent directors, the Company also granted certain management employees restricted stocks under the Plan. The following table summarizes the activity relating to the Company’s restricted stock for the three years ended December 31, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2006	—	$—	—
Restricted stock granted	38,876	$14.94
Restricted stock vested	—
Restricted stock cancelled/forfeited	(2,819)	$15.00

Balance at December 31, 2007	36,057	$14.93
Restricted stock granted	—
Restricted stock vested	(12,019)	$14.93
Restricted stock cancelled/forfeited	(470)	$15.00

Balance at December 31, 2008	23,568	$14.21
Restricted stock granted	—
Restricted stock vested	(11,546)	$14.93
Restricted stock cancelled/forfeited	(478)	$15.00

Balance at December 31, 2009	11,544	$14.93	$104

For the years ended December 31, 2009 and 2008, the Company withheld 3,124 shares and 3,339 shares, respectively, from employees to cover minimum withholding taxes on vested restricted stocks. The Company returned the withheld shares to the Equity Incentive Plan to make them available for future grant and paid the applicable taxes to federal and state taxing authorities. The restricted stock have a three-year vesting period, with one third of vested shares issued every 12 months from grant date. Compensation expense relating to restricted stocks for the years ended December 31, 2009, 2008 and 2007 was $176,000, $178,000 and $110,000, respectively. As of December 31, 2009, unrecognized compensation cost related to the restricted stock grants was approximately $61,000 which is expected to be recognized over a weighted average remaining vesting period of 4.6 months.

Compensation expense relating to stock options and restricted stock is recorded as a component of administrative expenses in the Company’s consolidated statement of operations with a corresponding credit to additional paid-in capital in the company’s consolidated balance sheet.

(13) 401K Savings Plan

The Company established a 401(k) plan in January 1995 for certain eligible employees. Company contribution to this plan was entirely at the Company’s discretion. On October 1, 2007, the Company enhanced the plan to cover all of its U.S. employees. Under the enhanced provisions of the plan, an employee may contribute up to the statutory limit of his or her salary into the plan. The Company matches employee contributions up to 4% of qualified compensation. The Company’s contribution vests immediately. Company contribution to the plan for the years ended December 31, 2009, 2008 and 2007 was $158,000, $166,000 and $39,000, respectively.

(14) Gain on Settlement of Lease Obligation and Gain on Disposition of Used Container Equipment

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

(15) Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheets for cash, accounts receivable, and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The Company’s outstanding balances on its senior secured credit facility, capital lease obligations, related party term loan and direct finance leases as of December 31, 2009 were estimated to have fair values of approximately $144.5 million, $18.7 million, $9.8 million and $12.6 million, respectively, based on the fair values of their estimated future payments calculated using the prevailing interest rates.

(16) Commitments and Contingencies

The Company utilizes certain office facilities and office equipment under non-cancelable operating lease agreements which generally have original terms of up to five years. Future minimum lease payments required under non-cancellable operating leases having an original term of more than one year as of December 31, 2009 are as follows (in thousands):

Office facilities and equipment
Year ending December 31:
2010	$930
2011	276
2012	145
2013	64
2014 and thereafter	—

$1,415

Office facility expense for the years ended December 31, 2009 and 2008 was $1.2 million each year and $1.1 million for the year ended December 31, 2007, which is included in marketing, general and administrative expense in the statements of operations.

As of December 31, 2009 and 2008, the Company has one outstanding letter of credit of $109,000 and $328,000, respectively. The letter of credit guarantees the Company’s obligations under certain operating lease agreements.

The Company has commitments to purchase approximately $2.6 million of container equipment as of December 31, 2009.

In the ordinary course of business, the Company executes contracts involving indemnifications standard in the industry and indemnifications specific to a transaction such as an assignment and assumption agreement. These indemnifications might include claims related to tax matters, governmental regulations, and contractual relationships. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim. The Company regularly evaluates the probability of having to incur costs associated with these indemnifications and as of December 31, 2009 there were no claims outstanding under such indemnifications nor does the Company believe any future claims are probable of occurring.

The Company entered into an amended and restated employment agreement with Mr. Masaaki (John) Nishibori effective April 9, 2009 in connection with his position as President and Chief Executive Officer. The employment agreement is effective until November 1, 2010 and automatically renews for additional two-year periods, unless the agreement is terminated earlier by the Company for death, disability, company insolvency or “cause” by Mr. Nishibori for “good reason” or by either party with at least 90 days’ written notice prior to the end of the term. Mr. Nishibori will be entitled to receive a cash bonus of up to 100% of his salary if certain percentages of the Company’s budgeted pretax profit are achieved in a specific fiscal year.

The Company entered into an amended and restated employment agreement with Mr. Victor M. Garcia effective April 9, 2009 in connection with his position as Senior Vice President and Chief Financial Officer. The employment agreement was initially effective until November 1, 2009 and automatically renews for additional two-year periods, unless the agreement is terminated earlier by the Company for death, disability, company insolvency or “cause,” by Mr. Garcia for “good reason” or by either party with at least 90 days written notice prior to the end of the term. In addition to being eligible for discretionary cash bonuses, as a result of the successful completion of the Company’s IPO, Mr. Garcia received a cash bonus of $100,000 on November 1, 2009 and will receive an additional cash bonus of $100,000 on November 1, 2010, so long as he remains employed by the Company on such dates. Mr. Garcia may also become entitled to an annual cash bonus of up to 40.0% of his base salary.

On June 5, 2009, Mr. Hiromitsu Ogawa retired as the Company’s Executive Chairman but retained his position as Chairman of the Company’s Board of Directors and signed a compensation agreement with the Company. Under the compensation agreement, Mr. Ogawa shall be entitled to an annual retainer fee of $100,000, payable each calendar quarter in increments of $25,000. The annual retainer fee shall be increased by at least 4% on July 1 of each subsequent year that the agreement is in effect. The compensation is in lieu of the retainer and meeting fees that are payable to other members of the board. In addition to the annual retainer fee, Mr. Ogawa will continue to receive the fringe benefits that he was receiving prior to his retirement as an executive officer of the Company. The agreement is effective for as long as Mr. Ogawa serves as Chairman of the Board or for a period of three years from the date of the agreement.

(17) Segment Information

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

The following tables show segment information for the years ended December 31, 2009, 2008 and 2007, reconciled to the Company’s income before taxes as shown in its consolidated statements of operations (in thousands):

	Year Ended December 31, 2009				Year Ended December 31, 2008
	Container Leasing	Container Management	Unallocated	Total	Container Leasing	Container Management	Unallocated	Total
Container rental revenue	$53,747	$—	$—	$53,747	$56,436	$—	$—	$56,436
Management fee revenue	—	8,546	—	8,546	—	11,969	—	11,969
Gain on sale of container portfolios	—	753	—	753	—	12,443	—	12,443
Finance lease income	2,218	—	—	2,218	2,297	—	—	2,297

Total revenue	55,965	9,299	—	65,264	58,733	24,412	—	83,145

Depreciation of container rental equipment	17,140	—	—	17,140	15,824	—	—	15,824
Amortization of intangible assets	805	761	—	1,566	619	915	—	1,534
Impairment of container rental equipment	86	—	—	86	331	—	—	331
Gain on disposition of used container equipment	(3,626)	—	—	(3,626)	(4,155)	—	—	(4,155)
Equipment rental expense	—	—	—	—	20	—	—	20
Storage, handling and other expenses	8,717	—	—	8,717	4,854	—	—	4,854
Marketing, general and administrative expenses	8,042	10,806	—	18,848	7,977	12,238	—	20,215
Impairment of goodwill	—	—	—	—	13,849	36,398	—	50,247
Restructuring charges	972	—	—	972	—	—	—	—
(Gain) loss on foreign exchange	(215)	—	—	(215)	564	—	—	564

Total operating expenses	31,921	11,567	—	43,488	39,883	49,551	—	89,434

Operating income (loss)	24,044	(2,268)	—	21,776	18,850	(25,139)	—	(6,289)

Interest expense	4,311	—	—	4,311	9,346	—	—	9,346
Interest income	—	—	(10)	(10)	—	—	(229)	(229)

Net interest expense	4,311	—	(10)	4,301	9,346	—	(229)	9,117

Income (loss) before income taxes	19,733	(2,268)	10	17,475	9,504	(25,139)	229	(15,406)
Income tax expense	—	—	3,919	3,919	—	—	11,547	11,547

Net income (loss)	$19,733	$(2,268)	$(3,909)	$13,556	$9,504	$(25,139)	$(11,318)	$(26,953)

Total assets	$352,604	$21,479	$—	$374,083	$384,716	$27,912	$—	$412,628

	Year Ended December 31, 2007
	Container Leasing	Container Management	Unallocated	Total
Container rental revenue	$38,148	$—	$—	$38,148
Management fee revenue	—	12,663	—	12,663
Gain on sale of container portfolios	—	12,855	—	12,855
Finance lease income	1,206	—	—	1,206

Total revenue	39,354	25,518	—	64,872

Depreciation of container rental equipment	8,805	—	—	8,805
Amortization of intangible assets	520	721	—	1,241
Impairment of container rental equipment	365	—	—	365
Gain on disposition of used container equipment	(4,400)	—	—	(4,400)
Gain on settlement of lease obligation	(780)	—	—	(780)
Equipment rental expense	961	—	—	961
Storage, handling and other expenses	3,077	—	—	3,077
Marketing, general and administrative expenses	5,262	10,510	—	15,772
Gain on foreign exchange	(104)	—	—	(104)

Total operating expenses	13,706	11,231	—	24,937

Operating income (loss)	25,648	14,287	—	39,935

Interest expense	10,705	—	—	10,705
Gain on extinguishment of debt	(681)	—	—	(681)
Interest income	—	—	(126)	(126)

Net interest expense	10,024	—	(126)	9,898

Income before income taxes	15,624	14,287	126	30,037
Income tax expense	—	—	10,990	10,990

Net income	$15,624	$14,287	$(10,864)	$19,047

Total assets	$296,508	$62,591	$—	$359,099

Geographic Segment Information

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

(18) Revenue Concentration

Container Leasing Segment Concentration. Revenue from the Company’s ten largest container lessees represented 45.5% and 46.4% of the revenue from its container leasing segment for the years ended December 31, 2009 and 2008, respectively. Revenue from the Company’s single largest container lessee accounted for 7.3%, or $4.1 million, and 12.0%, or $7.0 million, of revenue from its container leasing segment for the years ended December 31, 2009 and 2008, respectively. The $4.1 million and $7.0 million of revenue represented 6.3% and 8.5% of the Company’s total revenue for the years ended December 31, 2009 and 2008, respectively. The largest lessees of the Company’s owned fleet are often among the largest lessees of its managed fleet. The largest lessees of our managed fleet are responsible for a significant portion of the billings that generate our management fee revenue.

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

Container investors associated with the five investment arrangers represented 89.3% and 90.4% of the Company’s container management revenue for the years ended December 31, 2009 and 2008, respectively. Revenue from the two largest container investors, IGB Container GmbH & Co. KG (IGB) and P&R Equipment and Finance Corp. (P&R), represented 31.9%, or $3.0 million, and 21.4% or $2.0 million, respectively, of revenue from the Company’s container management segment during the year ended December 31, 2009. The combined revenue of $5.0 million associated with the two largest investment arrangers represented 7.6% of total revenue for the year ended December 31, 2009. Revenue from the two largest container investors, IGB Container GmbH & Co. KG (IGB) and P&R Equipment and Finance Corp. (P&R), represented 44.2%, or $10.8 million, and 22.7%, or $5.5 million, respectively, of revenue from the Company’s container management segment during the year ended December 31, 2008. The combined revenue of $16.3 million associated with the two largest investment arrangers represented 19.6% of total revenue for the year ended December 31, 2008.

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

(19) Earnings per Share

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

Diluted net income per share takes into account the potential conversion of the convertible subordinated note payable and preferred stock purchased with cash to common stock using the “if-converted” method and the treasury stock method for stock options, restricted stock and preferred shares purchased with notes and accounted for as stock options. The following table sets forth the reconciliation of basic and diluted net income per share for the year ended December 31, 2009, 2008 and 2007 (dollars in thousands except per share data):

	Years Ended December 31,
	2009	2008	2007
Numerator:
Net income (loss) available to common shareholders	$13,556	$(26,953)	$13,470
Interest expense on $37.5 million convertible note, net of tax	—	—	735

Net income (loss) used in calculation of diluted earnings (loss) per share	$13,556	$(26,953)	$14,205

Denominator:
Weighted average shares used in the calculation of basic earnings (loss) per share	17,902	17,406	14,713
Effect of dilutive securities:
Restricted common stock	—	—	4
$37.5 million convertible note	—	—	1,965

Weighted average shares used in the calculation of diluted earnings (loss) per share	17,902	17,406	16,682

Net income (loss) per share:
Basic	$0.76	$(1.55)	$0.92
Diluted	$0.76	$(1.55)	$0.85

The denominator used in the calculation of diluted income (loss) per share for the years ended December 31, 2009 and 2008 excluded options for 930,000 shares and 450,000 shares, respectively, of common stock granted to officers and directors, and 12,000 shares and 24,000 shares, respectively, of restricted stocks granted to employees because their effect would have been antidilutive. The calculation of diluted earnings per share for the year ended December 31, 2007 excluded the add back of $5.6 million in accretion of preferred stock in the numerator and 237,000 shares of common stock in the denominator because their effect would have been anti-dilutive. In addition, the denominator used in calculating diluted earnings per share for the year ended December 31, 2007 excluded 546,000 shares of common stock options granted to officers and directors because their effect would have been antidilutive.

(20) Selected Quarterly Financial Data (Unaudited)

The following table sets forth key interim financial information for the years ended December 31, 2009 and 2008:

	2009 Quarters Ended				2008 Quarters Ended
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31		Sept. 30	June 30	Mar. 31
	(in thousands, except per share amount)
Revenue	$15,318	$15,709	$16,661	$17,576	$22,728		$22,124	$20,642	$17,651
Operating Expenses	10,841	10,761	11,156	10,730	61,671		10,657	9,211	7,895
Operating income (loss)	4,477	4,948	5,505	6,846	(38,943)		11,467	11,431	9,756
Net income (loss)	3,074	3,194	3,333	3,955	(44,395)		5,889	6,264	5,289

Basic and diluted earnings (loss) per share available to common stockholders	$0.17	$0.18	$0.19	$0.22	$(2.48	)(1)	$0.34	$0.37	$0.31

(1)	Basic and diluted loss per share available to common shareholders for the quarter ended December 31, 2008 includes the effect of goodwill impairment of $50.2 million or $2.81 loss per share.

Schedule II

Valuation Accounts

(In thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Deductions*	Balance at End of Period
December 31, 2007
Accounts receivable, allowance for doubtful accounts	1,045	463	(978)	530
December 31, 2008
Accounts receivable, allowance for doubtful accounts	530	599	(85)	1,044
December 31, 2009
Accounts receivable, allowance for doubtful accounts	1,044	458	(82)	1,420

*	Primarily consists of write-offs, net of recoveries and other adjustments

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of CAI International, Inc. (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1, as amended, File No. 333-140496)

3.2	Amended and Restated Bylaws of CAI International, Inc. (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, dated March 10, 2009)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1, as amended, File No. 333-140496)

10.1	Amended and Restated Registration Rights Agreement, dated February 16, 2007, by and among CAI International, Inc., Hiromitsu Ogawa, Ogawa Family Trust dated 7/06/98, Ogawa Family Limited Partnership and DBJ Value Up Fund (incorporated by reference to Exhibit 10.7 of our Registration Statement on Form S-1, as amended, File No. 333-140496)

10.2*	Form of Indemnification Agreement between CAI International, Inc. and each of its current executive officers and directors (incorporated by reference to Exhibit 10.8 of our Registration Statement on Form S-1, as amended, File No. 333-140496)

10.3*	2007 Equity Incentive Plan (incorporated by reference to Appendix A of our Definitive Proxy Statement on Schedule 14A filed with the Commission on April 24, 2009)

‡‡10.4	Second Management Agreement between Container Applications International, Inc. and P&R Equipment & Finance Corporation dated March 1, 1996 (incorporated by reference to Exhibit 10.11 of our Registration Statement on Form S-1, as amended, File No. 333-140496)

‡‡10.5	Management Agreement between Container Applications International, Inc, P&R Equipment & Finance Corporation and Interpool Containers Limited dated March 14, 2006 (incorporated by reference to Exhibit 10.12 of our Registration Statement on Form S-1, as amended, File No. 333-140496)

10.6	Second Amended and Restated Revolving Credit Agreement, dated as of September 25, 2007, by and among CAI International, Inc., Container Applications Limited, various financial institutions, Bank of America, N.A. and the administrative agent, Banc of America Securities LLC as the arranger, LaSalle Bank National Association as the syndication agent and Union Bank of California, N.A. as the documentation agent (incorporated by reference to Exhibit 10.1 of our report on Form 8-K dated September 25, 2007)

10.7	Amendment No. 1 to that certain Second Amended and Restated Revolving Credit Agreement, dated as of February 26, 2008, by and among CAI International, Inc., Container Applications Limited, the guarantors listed on the signature pages thereto, various lenders, Bank of America, N.A. as administrative agent for itself and the other lenders and Union Bank of California, N.A. as co-agent for itself and the other lenders (incorporated by reference to Exhibit 10.1 of our report on Form 8-K dated February 26, 2008)

10.8*	Amended and Restated Employment Agreement effective April 9, 2009 by and between CAI International, Inc. and Masaaki (John) Nishibori (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2009)

10.9*	Amended and Restated Employment Agreement effective April 9, 2009, by and between CAI International, Inc. and Victor M. Garcia (incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2009)

10.10*	Chairman of the Board Compensation Agreement, effective June 5, 2009, by and between CAI International, Inc. and Hiromitsu Ogawa (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to our quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2009, filed with the Commission on September 21, 2009)

I

Exhibit No.	Description
10.11	Stock Purchase Agreement, dated as of April 30, 2008, between Container Applications Limited and BNS Consent Holding AS (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K, dated May 6, 2008, file No. 001-33388)

21.1	Subsidiaries of CAI International, Inc.

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the As Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the As Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan.
‡‡	Confidential treatment requested as to portions of this exhibit. Confidential information has been omitted and filed separately with the Securities and Exchange Commission.

II