Form 10-Q
period 2010-03-31
CAI International, Inc.
filed 2010-05-10
CIK 1388430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common	April 30, 2010
Common Stock, $.0001 par value per share	17,917,176 shares

CAI INTERNATIONAL, INC.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and service development efforts. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words “may”, “might”, “should”, “estimate”, “project”, “plan”, “anticipate”, “expect”, “intend”, “outlook”, “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under “Risk Factors” below, as well as those identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 15, 2010, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our filings with the SEC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CAI International, Inc.

Consolidated Balance Sheets

(In thousands, except share information)

(UNAUDITED)

	March 31, 2010	December 31, 2009
ASSETS

Cash	$7,466	$14,492
Accounts receivable (owned fleet), net of allowance for doubtful accounts of $1,257 and $1,420 at March 31, 2010 and December 31, 2009, respectively	16,975	14,412
Accounts receivable (managed fleet)	20,152	18,953
Current portion of direct finance leases	6,792	6,776
Prepaid expenses	2,577	3,077
Deferred taxes	1,668	1,669
Other current assets	157	4,000

Total current assets	55,787	63,379

Container rental equipment, net of accumulated depreciation of $77,216 and $80,627 at March 31, 2010 and December 31, 2009, respectively	312,043	299,340
Long-term portion of net investment in direct finance leases	4,265	5,844
Furniture, fixtures and equipment, net of accumulated depreciation of $680 and $759 at March 31, 2010 and December 31, 2009, respectively	366	435
Intangible assets, net of accumulated amortization of $4,967 and $4,656 at March 31, 2010 and December 31, 2009, respectively	4,639	5,085

Total assets	$377,100	$374,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$8,199	$8,030
Accrued expenses and other current liabilities	2,215	3,638
Due to container investors	17,988	17,285
Unearned revenue	4,209	4,225
Current portion of related party term loan	800	800
Current portion of capital lease obligation	4,458	3,813
Rental equipment payable	4,972	660

Total current liabilities	42,841	38,451

Revolving credit facility	151,500	152,500
Related party term loan	8,800	9,000
Deferred taxes	26,902	26,606
Capital lease obligation	13,683	16,282
Income taxes payable	2,145	2,146

Total liabilities	245,871	244,985

Stockholders’ equity:
Common stock, par value $.0001 per share; authorized 84,000,000 shares; issued and outstanding, shares and 17,917,176 shares at March 31, 2010, and December 31, 2009	2	2
Additional paid-in capital	103,952	103,684
Accumulated other comprehensive loss	(2,434)	(1,248)
Retained earnings	29,709	26,660

Total stockholders’ equity	131,229	129,098

Total liabilities and stockholders’ equity	$377,100	$374,083

See accompanying notes to unaudited consolidated financial statements.

CAI International, Inc.

Consolidated Statements of Income

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
Revenue:
Container rental revenue	$12,344	$14,119
Management fee revenue	2,181	2,493
Gain on sale of container portfolios	266	256
Finance lease income	402	708

Total revenue	15,193	17,576

Operating expenses:
Depreciation of container rental equipment	4,207	4,371
Amortization of intangible assets	354	408
Impairment of container rental equipment	17	36
Gain on disposition of used container equipment	(1,420)	(790)
Storage, handling and other expenses	2,191	1,710
Marketing, general and administrative expense	4,949	4,915
Loss on foreign exchange	181	80

Total operating expenses	10,479	10,730

Operating income	4,714	6,846

Interest expense	857	1,302
Interest income	(32)	(4)

Net interest expense	825	1,298

Income before income taxes	3,889	5,548
Income tax expense	840	1,593

Net income	$3,049	$3,955

Net income per share:
Basic	$0.17	$0.22
Diluted	$0.17	$0.22

Weighted average shares outstanding:
Basic	17,906	17,897
Diluted	18,038	17,897

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$3,049	$3,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,255	4,425
Amortization of debt issuance costs	128	123
Amortization of intangible assets	354	408
Impairment of container rental equipment	17	36
Stock-based compensation expense	268	225
Loss on foreign exchange	123	48
Gain on sale of container portfolios	(266)	(256)
Gain on disposition of used container equipment	(1,420)	(790)
Deferred income taxes	—	(164)
Bad debt expense	(185)	13
Restructuring charges	107	—
Changes in other operating assets and liabilities:
Accounts receivable	(3,628)	2,836
Prepaid expenses and other assets	4,212	(3,183)
Accounts payable, accrued expenses and other current liabilities	(1,330)	960
Due to container investors	703	(6,058)
Unearned revenue	35	140

Net cash provided by operating activities	6,422	2,718

Cash flows from investing activities:
Purchase of containers	(25,741)	(10,113)
Net proceeds from sale of container portfolios	5,275	2,822
Net proceeds from disposition of used container equipment	7,981	5,354
Purchase of furniture, fixtures and equipment	(29)	(10)
Receipt of principal payments from direct financing leases	1,425	1,523

Net cash used in investing activities	(11,089)	(424)

Cash flows from financing activities:
Proceeds from capital leases	—	354
Proceeds from bank debt	21,000	5,000
Principal payments on capital leases	(941)	(1,067)
Principal payments made on bank debt	(22,000)	(23,000)
Principal payments on related party term loan	(200)	—

Net cash used in financing activities	(2,141)	(18,713)

Effect on cash of foreign currency translation	(218)	40

Net decrease in cash	(7,026)	(16,379)
Cash at beginning of the period	14,492	28,535

Cash at end of the period	$7,466	$12,156

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$174	$3,039
Interest	582	1,300
Supplemental disclosure of non-cash investing and financing activity:
Transfer of container rental equipment to direct finance lease	18	220
Transfer of direct finance lease to container rental equipment	18	—

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010 and 2009

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

On April 30, 2008, the Company acquired CAI Consent Sweden AB (Consent), formerly named Consent Equipment AB, a European container and intermodal equipment leasing company, for $14.6 million in cash (net of $1.3 million cash acquired) and the assumption of approximately $25.7 million in debt. Consent was originally headquartered in Gothenburg, Sweden at the time of its acquisition. In October 2009 the Company commenced moving Consent’s operations in Sweden to the Company’s European office in the United Kingdom. The move was completed in February 2010. (See Note 3)

The Company’s corporate headquarters are located in San Francisco, California.

(2) Accounting Policies and Recent Accounting Pronouncements

(a) Accounting Policies

There have been no changes to the Company’s accounting policies during the quarter ended March 31, 2010. Refer to Notes 2(a) through 2(n) to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 15, 2010.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position as of March 31, 2010 and December 31, 2009, the results of operations for the three months ended March 31, 2010 and 2009 and the Company’s cash flows for the three months ended March 31, 2010 and 2009. The results of operations and cash flows for the periods presented are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2010 or in any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal years ended December 31, 2009 and 2008, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 15, 2010.

The accompanying unaudited consolidated financial statements include the accounts of the Company. All intercompany transactions have been eliminated in consolidation. The minority interest relating to the Company’s 80%-owned subsidiary, CAIJ, Inc., is not shown separately in the accompanying unaudited consolidated financial statements as required under ASC 810, Consolidation, as the amount is immaterial.

Management performed an evaluation of the Company’s activities through the filing of this Form 10-Q and has concluded there are no significant subsequent events requiring disclosure through May 7, 2010.

(b) Recent Accounting Pronouncements

In April 2009, the FASB issued ASC 825-10-50, Financial Instruments. ASC 825-10-50 applies to all financial instruments within the scope of ASC 825-10 Financial Instruments held by publicly traded companies. This standard amends ASC 825-10 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010 and 2009

annual financial statements. This standard also amends ASC 270-10, Interim Reporting to require those disclosures in summarized financial information at interim reporting periods. ASC 825-10-50 and ASC 270-10 are effective for the interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has adopted the disclosures required under these ASCs in this filing with the SEC. (See Note 8).

In December 2009, the FASB issued ASU 2009-16, Accounting for Transfer of Financial Assets. This ASU amends the FASB Statement 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. ASU 2009-16 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. ASU 2009-16 is effective for the periods beginning after December 15, 2009 and may not be adopted early. The adoption of this ASU did not have a signification impact to the Company’s consolidated financial position or results.

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

The Company adopted ASU 2009-17 on January 1, 2010 and performed an evaluation of the existing container funds under its management to determine whether the Company is the primary beneficiary and has a controlling financial interest in any of those funds. This included certain Japanese container funds that are VIEs established by a related party under separate investment agreements allowed under Japanese commercial laws (see Note 10). Based on the Company’s assessment, none of the container funds under its management meet both criteria of ASU 2009-17 for consolidating the VIEs in the Company’s financial results. Therefore, the adoption of ASU 2009-17 did not have an impact on the Company’s consolidated statement of financial position and results of operations.

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

In October 2009, the FASB issued ASU No. 2009-13, Multiple Deliverable Revenue Arrangement. ASU 2009-13 sets forth the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple element arrangement when other items have not yet been delivered. This update amends ASC 605-25, Revenue Recognition—Multiple revenue Arrangements, to eliminate the requirement that all undelivered elements have vendor-specific objective evidence or third party evidence before an entity can recognize the portion of an overall arrangement fee that is attributable to items that have already been delivered. Additionally, this new guidance will require entities to disclose more information about their multiple-revenue arrangements. This consensus will be effective prospectively for revenue arrangements entered into or materially modified on or after June 15, 2010. Early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year. The Company plans to adopt ASU 2009-13 on the aforementioned effective date and does not expect it to have a material effect on the Company’s future financial results.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010 and 2009

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (topic 820), Improving Disclosures About Fair Value Measurements, which requires new disclosures for fair value measurements including significant transfers in and out of Level 1 and Level 2 of the fair value hierarchy. This ASU requires additional information in the roll-forward of Level 3 assets and liabilities including the presentation of purchases, sales, issuances and settlements on a gross basis. It also provides clarification on existing disclosures relating to the level of disaggregation and disclosures about inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for annual and interim reporting periods beginning after December 15, 2009. The additional information in the roll forward of Level 3 assets and liabilities will be effective for fiscal years beginning after December 15, 2010. The portion of ASU 2010-06 that is effective for annual and interim reporting periods beginning after December 15, 2009 did not have an impact on the Company’s statements of financial position and results of operations. The Company does not expect that the remaining disclosures requirements that are effective for fiscal years beginning after December 15, 2010 to have an impact on its statement of financial position and results of operations.

(3) Restructuring Charges

In October 2009, as part of its cost reduction effort, the Company started the process of moving Consent’s office in Sweden to the Company’s European office in the United Kingdom. The Company recorded restructuring charges of $972,000 and paid $89,000 for the year ended December 31, 2009, covering extended salaries and fringe benefits of terminated employees. The move was completed in February 2010. For the three months ended March 31, 2010, the Company recorded additional restructuring charges totaling $107,000 for employee benefits and early termination of Consent’s office lease in Sweden. The following details the changes in the restructuring accruals during the quarter ended March 31, 2010 (in thousands):

Description	Balance, December 31, 2009	Additions	Payments	Balance, March 31, 2010
Termination benefits	$883	$39	$(265)	$657
Office lease exit costs	—	68	—	68

Total	$883	$107	$(265)	$725

Termination benefits consist of extended salaries and benefits to terminated employees. The Company remains obligated for lease payments for Consent’s office in Sweden through May 2012.

Restructuring charges were recorded as a component of administrative expenses in the Company’s consolidated statements of income and were allocated to the container leasing segment.

(4) Intangible Assets

The Company amortizes intangible assets on a straight line basis over their estimated useful lives as follows:

Trademarks	1-10 years
Software	1-3 years
Contracts- third party	7 years
Contracts and customer relationships-owned equipment	5-7 years
Non-compete agreements	2-3 years

Total amortization expense for the three months ended March 31, 2010 and 2009 was $354,000 and $408,000, respectively. Intangible assets as of March 31, 2010 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$1,279	$(478)	$801
Software	537	(537)	—
Contracts- third party	3,650	(1,825)	1,825
Contracts- owned equipment	3,993	(2,010)	1,983
Non-compete agreements	147	(117)	30

	$9,606	$(4,967)	$4,639

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010 and 2009

(5) Revolving Credit Facility, Capital Lease Obligations and Interest Rate Swap

(a) Revolving Credit Facility

The Company has a senior secured line of credit agreement with a consortium of banks to finance the acquisition of assets and for general working capital purposes. This agreement was amended on May 27, 2008 to increase the maximum credit availability. As of March 31, 2010, the maximum credit commitment under the senior secured line of credit was $290.0 million.

The Company’s senior secured credit facility, including any amounts drawn on the facility, is secured by substantially all of the assets of the Company including the containers owned by the Company, the underlying leases thereon and the Company’s interest in any money received under such contracts. The facility may be increased under certain conditions described in the agreement governing the facility. In addition, there is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to the Company. These credit commitments are part of, and not in addition to, the total commitment provided under the agreement. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the senior secured credit facility. As of March 31, 2010, the interest rate under the amended agreement was approximately 1.2%. The agreement governing the Company’s senior secured credit facility also contains various financial and other covenants. It also includes certain restrictions on the Company’s ability to incur other indebtedness or pay dividends to stockholders. As of March 31, 2010, the Company was in compliance with the terms of the senior secured credit facility.

As of March 31, 2010, the outstanding balance under the Company’s senior secured revolving credit facility was $151.5 million. As of March 31, 2010, the Company had $138.4 million in availability under the senior secured credit facility (net of $109,000 in letters of credit) subject to our ability to meet the collateral requirements under the agreement governing the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default. The agreement under the Company’s senior secured credit facility will terminate on September 25, 2012.

(b) Related Party Term Loan

On August 20, 2009, the Company signed a $10.0 million five-year loan agreement with the Development Bank of Japan (DBJ). As of the date of closing of the loan agreement, DBJ owned approximately 9.4% of the Company’s outstanding common stock. The loan is payable in 19 quarterly installments of $200,000 starting October 31, 2009 and a final payment of $6.2 million on July 31, 2014. The loan bears a variable interest rate based on BBA LIBOR rate plus 2.4% and is secured by certain container rental equipment owned by the Company. The loan had a balance of $9.6 million and interest rate of 2.6% as of March 31, 2010. The agreement governing the Company’s term loan contains various financial and other covenants. As of March 31, 2010, the Company was in compliance with the terms of the term loan.

(c) Capital Lease Obligations

Upon the acquisition of Consent in April 2008, the Company assumed Consent’s capital lease obligations of $25.7 million. As of March 31, 2010, the Company’s capital lease obligations had a balance of $18.1 million. The underlying obligations are denominated in U.S. Dollars and Euros at fixed and floating interest rates averaging 2.5% as of March 31, 2010 and maturity dates between December 2010 and June 2019. The liability under each lease is secured by the underlying equipment on the lease.

(d) Interest Rate Swap

In conjunction with its acquisition of Consent, the Company assumed an interest rate swap agreement with a European bank. The interest rate swap contract with the bank is based on a notional amount in Euros equivalent to approximately $4.0 million as of March 31, 2010, with a fixed interest rate of 4.07% against the three-month Euribor rate. The contract expires on July 1, 2010. As of March 31, 2010, the interest liability under the rate swap agreement had a fair value of approximately $35,000. The Company records the monthly change in the fair value of the agreement as an increase or decrease in interest expense. The purpose of the interest rate swap agreement is to manage the risk associated with fluctuations in interest rates.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010 and 2009

(6) Stock–Based Compensation Plan

(a) Stock Options

There was no activity in the Company’s stock option plan during the first quarter ended March 31, 2010. As of March 31, 2010, the Company had 930,180 outstanding shares of stock options granted to officers, employees and independent directors with a weighted average exercise price of $10.16 per share. The stock options granted to officers and selected senior managers have a vesting period of four years while stock options granted annually to independent members of the Company’s board of directors have a vesting period of one year. All stock options have a term of 10 years from date of grant as long as the grantee remains an employee or director of the Company.

The fair value of the stock options granted by the Company was determined using the Black-Scholes-Merton pricing model and is amortized as compensation expense on a straight-line basis over their vesting periods. For the three months ended March 31, 2010 and 2009, the Company recorded stock-based compensation expense of $224,000 and $181,000, respectively, relating to stock options granted to the Company’s officers and independent directors. As of March 31, 2010, the remaining unamortized stock-based compensation cost relating to stock options granted to the Company’s executive officers and employees was approximately $1.4 million which is to be recognized over a weighted average remaining vesting period of 2.2 years. Unamortized stock-based compensation cost relating to independent directors’ options at March 31, 2010 was approximately $10,000 which is to be recognized over a remaining vesting period of approximately 2.2 months. The average remaining term of the stock options for officers and independent directors is approximately 8.2 years. The aggregate intrinsic value of all options outstanding as of March 31, 2010 was approximately $3.2 million based on the closing price of the Company’s common stock of $12.32 per share.

(b) Restricted Stock Grant

The Company granted certain management employees stock bonuses totaling 36,876 shares of restricted common stock on May 15, 2007 at a fair value of $15.00 per share. The restricted stock awards vest over three years and are amortized from grant date over three years on a straight line basis. If an employee resigns voluntarily or is terminated for “cause” (as defined in the stock grant documents), the employee will forfeit any unvested portion of the restricted stock award and the amortization of stock-based compensation expense will be adjusted prospectively and amortized over the remaining vesting period.

There was no activity relating to the Company’s restricted stock for the three months ended March 31, 2010. The stock compensation expense relating to restricted stocks for each three-month period ended March 31, 2010 and 2009 was $44,000. As of March 31, 2010, unrecognized compensation cost related to the restricted stock grants was approximately $17,000 which is expected to be recognized over a weighted average remaining vesting period of approximately 1.7 months.

Compensation expense relating to stock options and restricted stock is recorded as a component of administrative expenses in the Company’s consolidated statements of income.

(7) Income Taxes

The consolidated income tax expense for the three months ended March 31, 2010 and 2009 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2010 and 2009, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes and the effect of certain permanent differences.

The Company’s effective tax rate for the three months ended March 31, 2010 was 21.6% compared to 28.7 % for the three months ended March 31, 2009. The lower effective tax rate for the three months ended March 31, 2010 is due primarily to higher pretax income from foreign operations where statutory rates are lower than the U.S. income tax rates.

The Company recognizes in the financial statements a liability for tax uncertainty if it is more likely than not that the position will be sustained on audit, based on the technical merits of the position.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010 and 2009

(8) Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheets for cash, accounts receivable, and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The Company’s outstanding balances on its senior secured credit facility and capital lease obligation as of March 31, 2010 were estimated to have fair values of approximately $144.1 million and $17.0 million, respectively, based on the fair values of their estimated future payments calculated using the prevailing interest rates. Management believes that the principal amount of the Company’s related party term loan payable of $9.6 million and net investment in direct finance leases of $11.1 million approximate their fair value as of March 31, 2010.

(9) Commitments and Contingencies

In addition to its debt obligations described in Note 5 above, the Company has commitments to purchase approximately $31.6 million of container equipment as of March 31, 2010. The Company also utilizes certain office facilities and equipment under long-term non-cancellable operating lease agreements with total future minimum lease payments of approximately $1.1 million as of March 31, 2010.

(10) Related Party Transaction

During the three months ended March 31, 2010 and 2009, the Company sold dry van containers to Japanese entities that are both owned 99% by Japan Investment Adviser Co., Ltd. (JIA) and 1% by CAIJ. CAIJ is an 80%- owned subsidiary of CAI with the remaining 20% owned by JIA. JIA is owned and controlled by a Managing Director of CAIJ. Prior to the purchase of containers from the Company, the purchasing entities had received contributions from unrelated Japanese investors, under separate Japanese investment agreements allowed under Japanese commercial laws. The investments were used to purchase container equipment from the Company. Under the terms of the agreements, the CAI related Japanese entities will manage the investments but may outsource the whole or part of each operation to a third party. The profit or loss from each investment will substantially belong to each respective investor.

Pursuant to its services agreement with investors, the purchasing Japanese entities have outsourced the general management of their investment’s operations to CAIJ. The Japanese entities have also entered into equipment management service agreements whereby the Company will manage the leasing of equipment that it sold to the investors. The profit/loss from each investment will belong to its respective investor who, at anytime, can unilaterally exercise the right to terminate its management agreement with the Company.

The Japanese entities that purchased the containers from the Company are variable interest entities (VIEs). The Company has a variable interest in each VIE through CAIJ’s 1% ownership in each of the purchasing entities and through the aforementioned relationship with JIA which owns the remaining 99% of the equity investment in each of the purchasing entities. The purchases of containers by the VIEs were wholly financed by the aforementioned investments received from outside Japanese investors. The Company does not consolidate the VIE’s operations in its financial results because it does not have a controlling financial interest in the VIE’s and is not the primary beneficiary of the VIE’s (see Note 2(b)). All the rights and obligations relating to the profits and losses of the purchasing entities belong to the unrelated Japanese investors.

The sale of containers to the Japanese funds has been recorded on the Company’s books as a sale in the ordinary course of the business. During the three months ended March 31, 2010 and 2009, the Company recognized a gain of $266,000 and $256,000 respectively, relating to the sale of container portfolios to the Japanese entities.

On August 20, 2009, the Company signed a $10.0 million five-year loan agreement with the Development Bank of Japan (DBJ). As of the date of closing of the loan agreement, DBJ owned approximately 9.4% of the Company’s outstanding common stock. The loan is payable in 19 quarterly installments of $200,000 starting October 31, 2009 and a final payment of $6.2 million on July 31, 2014. The loan bears a variable interest rate based on BBA LIBOR and is secured by a number of container rental equipment owned by the Company. The loan had a balance of $9.6 million as of March 31, 2010.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010 and 2009

(11) Comprehensive Income

The following table provides a reconciliation of the Company’s net income to comprehensive income (in thousands):

	Three Months Ended March 31
	2010	2009
Net income	$3,049	$3,955
Other comprehensive income:
Foreign currency translation adjustments	(1,186)	(841)

Total	$1,863	$3,114

(12) Segment Information

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

The following tables show condensed segment information for the Company’s container leasing and container management segments for the three months ended March 31, 2010 and 2009, reconciled to the Company’s income before taxes as shown in its consolidated statements of income for such periods (in thousands). The Company makes its management decisions based on pre- tax income, and as such does not allocate income tax expense/benefit to its segments.

	Three Months Ended March 31, 2010				Three Months Ended March 31, 2009
	Container Leasing	Container Management	Unallocated	Total	Container Leasing	Container Management	Unallocated	Total
Total revenue	$12,746	$2,447	$—	$15,193	$14,827	$2,749	$—	$17,576
Operating expenses	7,199	3,280	—	10,479	7,182	3,548	—	10,730

Operating income (loss)	5,547	(833)	—	4,714	7,645	(799)	—	6,846
Net interest expense	857	—	(32)	825	1,302	—	(4)	1,298

Net income (loss) before income taxes	4,690	(833)	32	3,889	6,343	(799)	4	5,548
Income tax expense	—	—	840	840	—	—	1,593	1,593

Net income (loss)	$4,690	$(833)	$(808)	$3,049	$6,343	$(799)	$(1,589)	$3,955

Total assets	$354,584	$22,516	$—	$377,100	$362,367	$25,538	$—	$387,905

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

(13) Earnings Per Share

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

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010 and 2009

The following table sets forth the reconciliation of basic and diluted net income per share for the three months ended March 31, 2010 and 2009 (in thousands, except per share data).

	Three Months Ended March 31,
	2010	2009
Numerator:
Net income available to common shareholders used in the calculation of basic and diluted earnings per share	$3,049	$3,955
Denominator:
Weighted average shares used in the calculation of basic and diluted earnings per share:
Basic	17,906	17,897
Diluted	18,038	17,897
Net income per share:
Basic	$0.17	$0.22
Diluted	$0.17	$0.22

The calculation of diluted earnings per share for the three months ended March 31, 2010 and 2009 excluded from the denominator 450,180 shares of stock options granted to officers and directors because their effect would have been anti-dilutive. The calculation of diluted earnings per share for the three months ended March 31, 2009 also excludes 23,568 shares of restricted stocks because their effect would have been anti-dilutive.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 15, 2010. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

The financial information included in this discussion and in our consolidated financial statements may not be indicative of our consolidated financial position, operating results, changes in equity and cash flows in the future.

Overview

We are one of the world’s leading container leasing and management companies. We purchase new containers, lease them to container shipping lines and either retain them as part of our owned fleet or sell them to container investors for whom we then provide management services. In operating our fleet, we lease, re-lease and dispose of containers and contract for the repair, repositioning and storage of containers. As of March 31, 2010, our fleet comprised approximately 768,000 twenty-foot equivalent units (TEUs) of containers. The following table shows the composition of our fleet as of March 31, 2010 and 2009 and our average fleet utilization for the three months ended March 31, 2010 and 2009:

	As of March 31, 2010	As of March 31, 2009
	(unaudited)
Managed fleet in TEUs	508,933	533,599
Owned fleet in TEUs	259,186	243,574

Total	768,119	777,173

	Three Months Ended March 31,
	2010	2009
	(unaudited)
Average fleet utilization rate for the period	86.3%	85.5%

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

We plan to increase both the number of owned containers as well as the number of managed containers in our fleet. During the three months ended March 31, 2010, we purchased approximately $30.1 million of additional containers. We plan to invest in new containers as the economic recovery continues and world trade volume increases. We believe it is important to maintain a balance between the size of our owned fleet and our managed fleet in order to have multiple sources of revenue.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The following table summarizes our operating results for the three-month periods ended March 31, 2010 and 2009 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2010	2009	Amount	Percent
	(unaudited)
Total revenue	$15,193	$17,576	$(2,383)	(13.6)%
Operating expenses	10,479	10,730	(251)	(2.3)%
Net income	3,049	3,955	(913)	(23.1)%

Total revenue of $15.2 million for the three months ended March 31, 2010 decreased $2.4 million, or 13.6%, from $17.6 million for the three months ended March 31, 2009, due to decreases in container rental revenue, management fee revenue and finance lease income, partly offset by a slight increase in gain on sale of portfolios. Operating expenses of $10.5 million for the quarter ended March 31, 2010 was slightly lower than the $10.7 million recorded during the three-month period in 2009, mainly as a result of a higher gain on sale of used container equipment and lower depreciation expense which offset the impact of higher storage, handling and loss on foreign exchange. Our net income of $3.0 million for the three months ended March 31, 2010 was $913,000, or 23.1%, lower compared to the same three-month period in 2009 due primarily to a 13.6% decline in total revenues which was partly offset by decreases in operating expenses, interest and taxes.

Revenue. The composition of our revenue is shown on our unaudited financial statements included in this filing. The following discussion explains the significant changes in the composition of our total revenue for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009:

Container Rental Revenue. Container rental revenue decreased $1.8 million, or 12.6%, to $12.3 million for the three months ended March 31, 2010 from $14.1 million for the three months ended March 31, 2009. The decrease was primarily due to a decrease in the average per diem rates for short-term and long-term leases and decrease in the number of TEU days the containers were on lease.

Management Fee Revenue. Management fee revenue for the three months ended March 31, 2010 was $2.2 million, a decline of $312,000, or 12.5%, from $2.5 million for the same period in 2009. The decline in average per diem rates and the increased expenses from recovery costs resulted in lower profitability in some of our investors’ portfolios. The lower profitability of some of our investor portfolios resulted in a lower management fee income.

During the quarter ended March 31, 2010, the Company did not meet certain performance criteria in several of its container management contracts. The Company has experienced nonperformance due to the reduced income resulting from the decline in world trade and global recession and its impact on equipment utilization. As a result of the global economic impact of the 2009 recession on the container industry, the expense of changing equipment managers and the Company’s prior experience with container investors, the Company does not expect any container investors to terminate their container management agreements with the Company. Total revenue for the three months ended March 31, 2010 would have been approximately 7.2% lower if such management contracts had been terminated for not meeting the performance levels set forth therein at the beginning of such period.

Gain on Sale of Container Portfolios. Gain on sale of container portfolios increased 3.9% to $266,000 for the three months ended March 31, 2010 from a gain of $256,000 recognized for the three months ended March 31, 2009. The increase was due primarily to the higher number of containers sold to investors, offset by lower margins as compared to the first quarter of 2009.

Finance Lease Income. Finance lease income decreased 43.2% to $402,000 during the three months ended March 31, 2010, from $708,000 during the three months ended March 31, 2009, due primarily to the impact of converting certain direct finance lease contracts to operating leases and expiration of certain contracts after March 31, 2009.

Expenses. Details of our operating expenses for the three-month periods ended March 31, 2010 and 2009 are shown on our unaudited statements of income included in this filing. The following discussion explains the significant changes in expenses for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009:

Depreciation of Container Rental Equipment. Depreciation of container rental equipment decreased by $164,000, or 3.8%, to $4.2 million for the three months ended March 31, 2010, from $4.4 million for the three months ended March 31, 2009. This decrease was primarily due to the decline in the average number of owned containers during the three months ended March 31, 2010 as compared to the same period last year.

Amortization of Intangible Assets. Amortization expense relating to intangible assets for the three months ended March 31, 2010 decreased $54,000, or 13.2%, to $354,000 from $408,000 during the same period last year. The decrease was attributable primarily to exchange rate differences on the reporting of the Consent intangibles, which are recorded in Euros and translated to U.S. dollars, and no amortization of trademark and software acquired from Consent which have been fully amortized since the third quarter of 2009.

Gain on Disposition of Used Container Equipment. Gain on disposition of used container equipment increased by $630,000, or 79.7%, to $1.4 million for the three months ended March 31, 2010 from $790,000 for the three months ended March 31, 2009, due primarily to the increase in the number of TEUs of used containers sold during the first quarter ended March 31, 2010 as compared to the same quarter in 2009.

Storage, Handling and Other Expenses. Storage, handling and other expenses increased by $481,000, or 28.1%, to $2.2 million for the three months ended March 31, 2010, from $1.7 million for the three months ended March 31, 2009. The increase was due to higher container liability insurance premiums, higher recovery costs, positioning fees and other related expenses.

Loss (gain) on foreign exchange. We incurred a loss of $181,000 on foreign exchange transactions for the three months ended March 31, 2010 compared to a loss of $80,000 during the three months ended March 31, 2009. Losses on foreign currency primarily occurred when foreign denominated financial assets and liabilities are either settled or remeasured in U.S. dollars. The average exchange rates for the Euros and British Pound Sterling to U.S. dollar declined over the course of the quarter ended March 31, 2010 compared to the same period last year.

Net Interest Expense. Net interest expense of $825,000 for the three months ended March 31, 2010 decreased $473,000, or 36.4%, from $1.3 million incurred during the three months ended March 31, 2009. The decrease in net interest expense was due primarily to lower interest rates and decrease in the average principal balance of our senior secured credit facility and capital lease obligations, partly offset by interest relating to the term loan we obtained from a related party in August 2009.

Income Tax Expense. Income tax expense for the three months ended March 31, 2010 was $840,000, a $753,000, or 47.3%, decrease from $1.6 million for the three months ended March 31, 2009. The decrease was due primarily to 29.9% lower pretax income and lower effective tax rate. Our effective tax rate for the quarter ended March 31, 2010 was 21.6% compared to 28.7% for the same quarter in 2009. The lower effective tax rate for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 is due primarily to higher proportion of pretax income from foreign operations where statutory rates are lower than the U.S. income tax rates.

Segment Information. The following table summarizes our results of operations for each of our business segments for the three-month periods ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Increase (Decrease)
	2010	2009	Amount	Percent
	(in thousands)
	(unaudited)
Container Leasing
Total revenue	$12,746	$14,827	$(2,081)	(14.0)%
Operating expenses	7,199	7,182	17	0.2
Interest expense	857	1,302	(445)	(34.2)

Income before taxes attributable to segment	$4,690	$6,343	$(1,653)	(26.1)

Container Management
Total revenue	$2,447	$2,749	$(302)	(11.0)%
Operating expenses	3,280	3,548	(268)	(7.6)

Income (loss) before taxes attributable to segment	$(833)	$(799)	$(34)	4.3

Container Leasing. Total revenue from our container leasing segment decreased $2.1 million, or 14.0%, to $12.7 million for the three months ended March 31, 2010 from $14.8 million during the three months ended March 31, 2009. The decrease was primarily due to lower average per diem rates on short term and long-term leases and decrease in the number of TEU days the containers were on lease.

Total operating expenses for the container leasing segment for the three months ended March 31, 2010 was essentially unchanged from $7.2 million for the three months ended March 31, 2009. The higher gain on disposition of used container equipment, lower depreciation expense and the savings realized from the transfer of Consent’s operations from Sweden to the United Kingdom offset the increases in storage, handling and other expenses and the higher loss on foreign exchange.

Interest expense for the quarter ended March 31, 2010 decreased $445,000, or 34.2%, to $857,000 compared to $1.3 million for the same quarter last year. The decrease in interest expense was due primarily to lower interest rates and decrease in the average principal balance of our senior secured credit facility and capital lease obligations, partly offset by interest relating to the term loan we obtained from a related party in August 2009.

Container Management. Total revenue of $2.4 million from our container management segment for the three months ended March 31, 2010 was $302,000, or 11.0%, lower than the $2.7 million revenue from our container management segment for the three months ended March 31, 2009. This decrease in revenue was primarily due to a $312,000, or 12.5%, decrease in management fee revenue, partly offset by a $10,000 increase in gain on sale of container portfolios, compared to the three months ended March 31, 2009. The decline in average per diem rates and the increased expenses from recovery costs resulted in lower profitability in some of our investors’ portfolios. The lower profitability of some of our investor portfolios resulted in a lower management fee income.

Total operating expenses of $3.3 million for the container management segment for the three months ended March 31, 2010 decreased $268,000, or 7.6%, from $3.5 million for the three months ended March 31, 2009, as a result of lower marketing, general and administrative expenses.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash flows from operations, sales of container portfolios, borrowings from financial institutions and sale of our stock. We believe that cash flow from operations, future sales of container portfolios and borrowing availability under our senior secured credit facility are sufficient to meet our liquidity needs for at least the next 12 months.

We have typically funded a significant portion of the purchase price for new containers through borrowings under our senior secured credit facility. However, from time to time we have funded new container acquisitions through the use of working capital.

As of March 31, 2010, the maximum credit commitment under our existing senior secured credit agreement was $290.0 million. Our senior secured credit facility is secured by substantially all of our assets, including our containers and the underlying leases thereon and our interest in any money received under such contracts. The facility may be increased under certain conditions described in the agreement. In addition, there is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The amended agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to us. These credit commitments are part of, and not in addition to, the total commitment of $290.0 million. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar Rate loans as defined in the senior secured credit facility. As of March 31, 2010 the interest rate on our senior secured credit facility was 1.2%. Our senior secured credit facility will expire on September 25, 2012.

As of March 31, 2010, we had $138.4 million (net of $109,000 in letters of credit) in availability under our senior secured credit facility, subject to our ability to meet the collateral requirements under the agreement governing our senior secured credit facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

We intend to use our senior secured credit facility primarily to fund the purchase of containers in the future. We have typically used the proceeds from sales of container portfolios to container investors to repay our senior secured credit facility. As we expand our owned fleet, our senior secured credit facility balance will be higher, which will result in higher interest expense. In addition to customary events of default, our senior secured credit facility contains financial covenants that require us to maintain certain ratios in our financial statements. As of March 31, 2010, we were in compliance with the financial covenants in our senior secured credit facility.

Our capital leases are denominated in U.S. dollars and Euros, are financed by various European banks and financial institutions and secured by their underlying assets. As of March 31, 2010, our capital lease obligations totaled $18.1 million, with fixed and floating interest rates averaging 2.5%.

On August 20, 2009, we signed a $10.0 million, five-year loan agreement with Development Bank of Japan (DBJ). The loan is payable in 19 quarterly installments of $200,000 starting October 31, 2009 and a final payment of $6.2 million on July 31, 2014. The loan bears a variable interest rate based on BBA LIBOR plus 2.4% and is secured by certain of our container rental equipment. The loan had a balance of $9.6 million and interest rate of 2.6% as of March 31, 2010. DBJ owned approximately 9.4% of the Company’s outstanding common stock as of the date of closing of the loan agreement.

Cash Flow

The following table sets forth certain cash flow information for the three month periods ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
	(unaudited)
Net income	$3,049	$3,955
Adjustments to income	3,373	(1,237)

Net cash provided by operating activities	6,422	2,718
Net cash used in investing activities	(11,089)	(424)
Net cash used in financing activities	(2,141)	(18,713)
Effect on cash of foreign currency translation	(218)	40

Net decrease in cash	(7,026)	(16,379)
Cash at beginning of period	14,492	28,535

Cash at end of period	$7,466	$12,156

Cash Flows From Operating Activities

Net cash provided by operating activities of $6.4 million for the three months ended March 31, 2010 was $3.7 million higher than the $2.7 million cash provided by operating activities for the three months ended March 31, 2009. The increase was due primarily to a $7.4 million higher decrease in prepaid expenses and other assets, partly offset by a $2.3 million increase in the payments of accounts payable and other current liabilities, and $1.6 million decrease in net income as adjusted for the effect of non-cash items (i.e., depreciation, amortization, bad debts, etc.).

Cash Flows From Investing Activities

Net cash used in investing activities was $11.1 million for the three months ended March 31, 2010 compared to $424,000 for the three months ended March 31, 2009. The increase in cash usage was primarily due to a $15.6 million increase in our purchase of containers, partly offset by the increase of $5.1 million in net proceeds from the sale of container portfolios and disposition of used container equipment. During the three months ended March 31, 2010, we used $25.7 million in cash as compared to $10.1 million during the same period in 2009, to purchase new and used container equipment. The purchase in the current year primarily relates to containers acquired from a shipping line under a sale-leaseback arrangement.

Cash Flows From Financing Activities

Net cash used in financing activities for the three months ended March 31, 2010 decreased $16.6 million to $2.1 million compared to $18.7 million net cash used in financing activities for the same period last year. For the three months ended March 31, 2010, borrowings from our senior secured credit facility totaled $21.0 million while payments of bank debts and capital lease obligations totaled $23.1 million. For the three months ended March 31, 2009, borrowings from our senior secured credit facility totaled $5.0 million while payments of bank debts and capital lease obligations totaled $24.1 million.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments by due date as of March 31, 2010:

	Payments Due by Period
	Total	= <1 year	>1-2 years	>2-3 years	>3-4 years	>4-5 years	>5 years
Total debt obligations:
Senior secured credit facility	$151,500	$—	$—	$151,500	$—	$—	$—
DBJ Term Loan-Principal	9,600	800	800	800	800	6,400
Total Interest on Debt & Capital Lease(1)	6,043	2,242	2,191	1,219	229	114	48
Purchase obligations payable	4,972	4,972	—	—	—	—	—
Rent, office facilities and equipment	1,125	727	245	114	39	—	—
Capital lease obligations	18,141	4,458	3,725	3,058	2,464	1,518	2,918
Container purchases commitments(2)	31,589	31,589	—	—	—	—	—

Total contractual obligations	$222,970	$44,788	$6,961	$156,691	$3,532	$8,032	$2,966

(1)

Our estimate of interest expense commitment includes $4.7 million relating to our senior secured credit facility, $954,000 relating to our related party term loan and $418,000 relating to our capital lease obligations. The calculation of interest related to our senior secured credit facility assumes that the interest rate of 1.2% as of March 31, 2010 will remain at the same interest level over its remaining term. We expect that the interest rate will vary over time based upon fluctuations in the underlying indexes upon which this interest rate is based. The interest calculation relating to our related party term loan and capital lease obligations was based on an assumed weighted average interest rate of 2.6% and 2.5%, respectively, over their remaining terms.

(2)

We committed to purchase new containers in anticipation of increased demand in the subsequent quarters as the economic recovery continues and world trade volume increases. We plan to finance our purchase commitments using our senior secured credit facility.

Off-Balance Sheet Arrangements

As of March 31, 2010, we had no off-balance sheet arrangements or obligations other than noted below. An off-balance sheet arrangement includes any contractual obligation, agreement or transaction arrangement involving an unconsolidated entity under which we would have: (1) retained a contingent interest in transferred assets; (2) an obligation under derivative instruments classified as equity; (3) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing, hedging or research and development services with us; or (4) made guarantees.

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

Pursuant to its services agreements with investors, the purchasing Japanese entities have outsourced the general management of the investment’s operations to CAIJ. The Japanese entities have also entered into equipment management service agreements whereby the Company will manage the leasing of equipment that it sold to the investors. The profit/loss from each investment will belong to its respective investor. (See Notes 2(b) and 10 to our consolidated financial statements).

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the disclosures made in Management’s Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on March 15, 2010.

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

Foreign Exchange Rate Risk. Although we have significant foreign-based operations, the U.S. dollar is our primary operating currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. We had equipment sales in British Pound Sterling, Euros and Japanese Yen and incurred overhead costs in foreign currencies, primarily in British Pound Sterling and Euros. Consent has significant amounts of revenue as well as expenses denominated in Euro, Swedish Kroner and Norwegian Kroner. During the three months ended March 31, 2010, the U.S. dollar has increased in value in relation to other major foreign currencies (such as the Euro and British Pound Sterling). The increase in the U.S. dollar has decreased our revenues and expenses denominated in foreign currencies. The increase in the value of the U.S. dollar relative to foreign currencies will also result in U.S. dollar denominated liabilities held at some of our foreign subsidiaries to increase in value relative to the foreign subsidiaries’ local currencies. For the quarter ended March 31, 2010, we recognized a loss on foreign exchange of $181,000.

Interest Rate Risk. The nature of our business exposes us to market risk arising from changes in interest rates to which our variable-rate debt is linked. In conjunction with its acquisition of Consent, the Company assumed an interest rate swap agreement with a European bank. The interest rate swap contract with the bank is based on a notional amount in Euros equivalent to approximately $4.0 million as of March 31, 2010, with a fixed rate of 4.07% against the three-month Euribor rate. The contract expires on July 1, 2010. As of March 31, 2010, the liability under the rate swap agreement had a fair value of approximately $35,000.

As of March 31, 2010, the principal amount of debt outstanding under the variable-rate arrangement of our senior secured credit facility was $151.5 million. In addition, the capital lease obligations we assumed in conjunction with the acquisition of Consent had a balance of $18.1 million as of March 31, 2010 and have variable interest rates. On August 20, 2009, we signed a five-year term loan agreement with Development Bank of Japan which owns approximately 9.4% our outstanding common stock. The loan bears a variable interest rate and had a balance of $9.6 million as of March 31, 2010. A 1.0% increase or decrease in underlying interest rates for these obligations will increase or decrease interest expense by approximately $1.8 million annually assuming debt remains constant at March 31, 2010 levels.

Credit Risk

We maintain detailed credit records about the container lessees for our total fleet. Our credit policy sets different maximum exposure limits for our container lessees. Credit criteria may include, but are not limited to, container lessee trade route, country, social and political climate, assessments of net worth, asset ownership, bank and trade credit references, credit bureau reports, including those from Dynamar, operational history and financial strength. We monitor container lessees’ performance and lease exposures on an ongoing basis, and our credit management processes are aided by the long payment experience we have with most of the container lessees for our total fleet and our broad network of long- standing relationships in the shipping industry that provide current information about the container lessees for our total fleet. In managing this risk we also make an allowance for doubtful accounts. The allowance for doubtful accounts is developed based on two key components: (1) specific reserves for receivables where management believes full collection is doubtful; and (2) a general reserve for estimated losses inherent in the receivables. The general reserve is estimated by applying certain percentage ranging from 1.0% on accounts that are one to thirty days overdue, to 100% on accounts that are one year overdue. An allowance of $1.3 million has been established against non-performing receivables as of March 31, 2010. We wrote off $151,000 of accounts receivables during three months ended March 31, 2010.

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

Based upon the required evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that as of March 31, 2010 our disclosure controls and procedures were adequate and effective with respect to controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and are accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Before making an investment decision, investors should carefully consider the risks described in the risk factors in Part 1: Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 15, 2010. The risks described in the aforementioned filing are not the only ones facing our company. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations. Any of these risks could adversely affect our business, cash flows, financial condition and results of operations. The trading price of our common stock could fluctuate due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this 10-Q filing. There have been no material changes in our risk factors from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS.

3.1	Amended and Restated Certificate of Incorporation of CAI International, Inc. (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1, as amended, File No. 333-140496).

3.2	Amended and Restate Bylaws of CAI International, Inc. (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, dated March 10, 2009).

31.1	Certification of Chief Executive Officer furnished pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer furnished pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CAI INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAI International, Inc. (Registrant)

May 10, 2010	/s/ MASAAKI (JOHN) NISHIBORI
Masaaki (John) Nishibori
President and Chief Executive Officer
(Principal Executive Officer)

May 10, 2010	/s/ VICTOR M. GARCIA
Victor M. Garcia
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBITS INDEX

3.1	Amended and Restated Certificate of Incorporation of CAI International, Inc. (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1, as amended, File No. 333-140496).

3.2	Amended and Restate Bylaws of CAI International, Inc. (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, dated March 10, 2009).

31.1	Certification of Chief Executive Officer furnished pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer furnished pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.