Form 10-Q
period 2010-06-30
CAI International, Inc.
filed 2010-08-06
CIK 1388430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common	July 31, 2010
Common Stock, $.0001 par value per share	17,914,235 shares

CAI INTERNATIONAL, INC.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy service development efforts and our plans to increase the size of our container fleet. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words “may”, “might”, “should”, “estimate”, “project”, “plan”, “anticipate”, “expect”, “intend”, “outlook”, “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 15, 2010, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our filings with the SEC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CAI International, Inc.

Consolidated Balance Sheets

(In thousands, except share information)

(UNAUDITED)

	June 30, 2010	December 31, 2009
ASSETS
Cash	$5,398	$14,492
Accounts receivable (owned fleet), net of allowance for doubtful accounts of $1,643 and $1,420 at June 30, 2010 and December 31, 2009, respectively	14,862	14,412
Accounts receivable (managed fleet)	20,965	18,953
Current portion of direct finance leases	4,827	6,776
Prepaid expenses	1,919	3,077
Deferred tax assets	1,668	1,669
Other current assets	467	4,000

Total current assets	50,106	63,379

Container rental equipment, net of accumulated depreciation of $75,851 and $80,627 at June 30, 2010 and December 31, 2009, respectively	326,502	299,340
Long-term portion of net investment in direct finance leases	8,631	5,844
Furniture, fixtures and equipment, net of accumulated depreciation of $700 and $759 at June 30, 2010 and December 31, 2009, respectively	369	435
Intangible assets, net of accumulated amortization of $5,240 and $4,656 at June 30, 2010 and December 31, 2009, respectively	4,174	5,085

Total assets	$389,782	$374,083

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$3,807	$8,030
Accrued expenses and other current liabilities	2,743	3,638
Due to container investors	20,135	17,285
Unearned revenue	4,163	4,225
Current portion of related party term loan	800	800
Current portion of capital lease obligation	4,214	3,813
Rental equipment payable	27,869	660

Total current liabilities	63,731	38,451

Revolving credit facility	141,500	152,500

Related party term loan	8,600	9,000
Deferred taxes	26,653	26,606
Capital lease obligation	11,637	16,282
Income taxes payable	2,145	2,146

Total liabilities	254,266	244,985

Stockholders’ equity:

Common stock, par value $.0001 per share; authorized 84,000,000 shares; issued and outstanding, 17,914,235 shares at June 30, 2010 and 17,917,176 at December 31, 2009	2	2
Additional paid-in capital	104,181	103,684
Accumulated other comprehensive loss	(4,052)	(1,248)
Retained earnings	35,385	26,660

Total stockholders’ equity	135,516	129,098

Total liabilities and stockholders’ equity	$389,782	$374,083

See accompanying notes to unaudited consolidated financial statements.

CAI International, Inc.

Consolidated Statements of Income

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Container rental revenue	$13,974	$13,457	$26,318	$27,576
Management fee revenue	2,536	2,101	4,717	4,594
Gain on sale of container portfolios	348	497	614	753
Finance lease income	505	606	907	1,314

Total revenue	17,363	16,661	32,556	34,237

Operating expenses:
Depreciation of container rental equipment	4,471	4,222	8,678	8,593
Amortization of intangible assets	341	400	695	808
Impairment of container rental equipment	11	25	28	61
Gain on disposition of used container equipment	(2,498)	(611)	(3,918)	(1,401)
Storage, handling and other expenses	1,763	2,426	3,954	4,136
Marketing, general and administrative expense	5,527	4,777	10,476	9,692
Loss (gain) on foreign exchange	230	(83)	411	(3)

Total operating expenses	9,845	11,156	20,324	21,886

Operating income	7,518	5,505	12,232	12,351

Interest expense	963	1,050	1,820	2,352
Interest income	(88)	(3)	(120)	(7)

Net interest expense	875	1,047	1,700	2,345

Income before income taxes	6,643	4,458	10,532	10,006

Income tax expense	967	1,125	1,807	2,718

Net income	$5,676	$3,333	$8,725	$7,288

Net income per share:
Basic	$0.32	$0.19	$0.49	$0.41
Diluted	$0.31	$0.19	$0.48	$0.41

Weighted average shares outstanding :
Basic	17,910	17,901	17,908	17,899
Diluted	18,141	17,901	18,098	17,899

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$8,725	$7,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,773	8,702
Amortization of debt issuance costs	256	246
Amortization of intangible assets	695	808
Impairment of container rental equipment	28	61
Stock-based compensation expense	536	456
Loss (Gain) on foreign exchange	755	(293)
Gain on sale of container portfolios	(614)	(753)
Gain on disposition of used container equipment	(3,918)	(1,401)
Deferred income taxes	—	(381)
Restructuring charges	107	—
Bad debt expense	427	(45)
Changes in other operating assets and liabilities:
Accounts receivable	(4,986)	3,371
Prepaid expenses and other assets	4,428	(724)
Accounts payable, accrued expenses and other current liabilities	(5,340)	1,204
Due to container investors	2,850	(7,779)
Unearned revenue	60	274

Net cash provided by operating activities	12,782	11,034

Cash flows from investing activities:
Purchase of containers	(40,260)	(10,389)
Net proceeds from sale of container portfolios	12,367	5,840
Net proceeds from disposition of used container equipment	17,112	10,349
Purchase of furniture, fixtures and equipment	(85)	(24)
Receipt of principal payments from direct financing leases	2,847	2,751

Net cash (used in) provided by investing activities	(8,019)	8,527

Cash flows from financing activities:
Proceeds from capital leases	—	354
Proceeds from bank debt	29,200	5,000
Principal payments on capital leases	(1,864)	(2,110)
Principal payments made on bank debt	(40,200)	(38,000)
Principal payments on related party term loan	(400)	—

Net cash used in financing activities	(13,264)	(34,756)

Effect on cash of foreign currency translation	(593)	515

Net decrease in cash	(9,094)	(14,680)
Cash at beginning of the period	14,492	28,535

Cash at end of the period	$5,398	$13,855

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$788	$5,964
Interest	1,318	2,113
Supplemental disclosure of non-cash investing and financing activity:
Transfer of container rental equipment to direct finance lease	5,111	546
Transfer of container rental equipment off direct finance lease	1,237	1,810
Container equipment purchase funded by offset to account receivables	1,764	—

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010 and 2009

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

On April 30, 2008, the Company acquired CAI Consent Sweden AB (Consent), formerly named Consent Equipment AB, a European container and intermodal equipment leasing company, for $14.6 million in cash (net of $1.3 million cash acquired) and the assumption of approximately $25.7 million in debt. Consent was originally headquartered in Gothenburg, Sweden at the time of its acquisition. In October 2009, the Company commenced moving Consent’s operations in Sweden to the Company’s European office in the United Kingdom. The move was completed in February 2010. (See Note 3)

The Company’s corporate headquarters are located in San Francisco, California.

(2) Accounting Policies and Recent Accounting Pronouncements

(a) Accounting Policies

There have been no changes to the Company’s accounting policies during the six months ended June 30, 2010. Refer to Notes 2(a) through 2(n) to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 15, 2010.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position as of June 30, 2010 and December 31, 2009, the results of operations for the three and six months ended June 30, 2010 and 2009 and the Company’s cash flows for the six months ended June 30, 2010 and 2009. The results of operations and cash flows for the periods presented are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2010 or in any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2009 and 2008, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the U.S. Securities and Exchange Commission on March 15, 2010.

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

Management performed an evaluation of the Company’s activities through the filing of this Form 10-Q and has concluded there are no significant subsequent events requiring disclosure.

(b) Recent Accounting Pronouncements

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

In October 2009, the FASB issued ASU No. 2009-13, Multiple Deliverable Revenue Arrangement. ASU 2009-13 sets forth the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple element arrangement when other items have not yet been delivered. This update amends ASC 605-25, Revenue Recognition—Multiple revenue Arrangements, to eliminate the requirement that all undelivered elements have vendor-specific objective evidence or third party evidence before an entity can recognize the portion of an overall arrangement fee that is attributable to items that have already been delivered. Additionally, this new guidance will require entities to disclose more information about their multiple-revenue arrangements. This consensus will be effective prospectively for revenue arrangements entered into or materially modified on or after June 15, 2010. Early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year. The Company adopted ASU 2009-13 on the aforementioned effective date and determined that it did not have a material effect on the Company’s financial results for the three and six months ended June 30, 2010.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (topic 820), Improving Disclosures About Fair Value Measurements, which requires new disclosures for fair value measurements including significant transfers in and out of Level 1 and Level 2 of the fair value hierarchy. This ASU requires additional information in the roll-forward of Level 3 assets and liabilities including the presentation of purchases, sales, issuances and settlements on a gross basis. It also provides clarification on existing disclosures relating to the level of disaggregation and disclosures about inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for annual and interim reporting periods beginning after December 15, 2009. The additional information in the roll forward of Level 3 assets and liabilities will be effective for fiscal years beginning after December 15, 2010. The portion of ASU 2010-06 that is effective for annual and interim reporting periods beginning after December 15, 2009 did not have an impact on the Company’s statements of financial position and results of operations. The Company does not expect that the remaining disclosure requirements that are effective for fiscal years beginning after December 15, 2010 to have an impact on its statement of financial position and results of operations.

(3) Restructuring Charges

In February 2010, the Company completed the process of moving Consent’s office in Sweden to the Company’s European office in the United Kingdom. For the six months ended June 30, 2010, the Company recorded additional restructuring charges totaling $107,000 for employee benefits and early termination of Consent’s office lease in Sweden. The following details the changes in the restructuring accruals during the six months ended June 30, 2010 (in thousands):

Description	December 31, 2009	Additions	Payments	June 30, 2010
Termination benefits	$883	$39	$(484)	$438
Office lease exit costs	—	68	(13)	55

Total	$883	$107	$(497)	$493

Termination benefits consist of extended salaries and benefits to terminated employees. The Company remains obligated for lease payments for Consent’s office in Sweden through May 2012.

Restructuring charges were recorded as a component of marketing, general and administrative expenses in the Company’s consolidated statements of income and were allocated to the container leasing segment.

(4) Intangible Assets

The Company amortizes intangible assets on a straight line basis over their estimated useful lives as follows:

Trademarks	1-10 years
Software	1-3 years
Contracts- third party	7 years
Contracts and customer relationships-owned equipment	5-7 years
Non-compete agreements	2-3 years

Total amortization expense for the three months ended June 30, 2010 and 2009 was $341,000 and $400,000, respectively, and $695,000 and $808,000 for the six months ended June 30, 2010 and 2009, respectively. Intangible assets as of June 30, 2010 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$1,275	$(506)	$769
Software	533	(533)	—
Contracts- third party	3,650	(1,955)	1,695
Contracts- owned equipment	3,822	(2,131)	1,691
Non-compete agreements	134	(115)	19

	$9,414	$(5,240)	$4,174

(5) Revolving Credit Facility, Capital Lease Obligations and Interest Rate Swap

(a) Revolving Credit Facility

The Company has a senior secured line of credit agreement with a consortium of banks to finance the acquisition of assets and for general working capital purposes. This agreement was amended on May 27, 2008 to increase the maximum credit availability. As of June 30, 2010, the maximum credit commitment under the senior secured line of credit was $290.0 million.

The Company’s senior secured credit facility, including any amounts drawn on the facility, is secured by substantially all of the assets of the Company including the containers owned by the Company, the underlying leases thereon and the Company’s interest in any money received under such contracts. The facility may be increased under certain conditions described in the agreement governing the facility. In addition, there is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to the Company. These credit commitments are part of, and not in addition to, the total commitment provided under the agreement. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the senior secured credit facility. As of June 30, 2010, the interest rate under the amended agreement was approximately 1.6%. The agreement governing the Company’s senior secured credit facility also contains various financial and other covenants. It also includes certain restrictions on the Company’s ability to incur other indebtedness or pay dividends to stockholders. As of June 30, 2010, the Company was in compliance with the terms of the senior secured credit facility.

As of June 30, 2010, the outstanding balance under the Company’s senior secured revolving credit facility was $141.5 million. As of June 30, 2010, the Company had $148.3 million in availability under the senior secured credit facility (net of $193,000 in letters of credit) subject to our ability to meet the collateral requirements under the agreement governing the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default. The agreement under the Company’s senior secured credit facility will terminate on September 25, 2012.

(b) Related Party Term Loan

On August 20, 2009, the Company signed a $10.0 million five-year loan agreement with the Development Bank of Japan (DBJ). As of the date of closing of the loan agreement, DBJ owned approximately 9.4% of the Company’s outstanding common stock. The loan is payable in 19 quarterly installments of $200,000 starting October 31, 2009 and a final payment of $6.2 million on July 31, 2014. The loan bears a variable interest rate based on British Bankers Association London Interbank Offered Rate (BBA LIBOR) plus 2.4% and is secured by certain container rental equipment owned by the Company. The loan had a balance of $9.4 million and interest rate of 2.7% as of June 30, 2010. The agreement governing the Company’s term loan contains various financial and other covenants. As of June 30, 2010, the Company was in compliance with the terms of the term loan.

(c) Capital Lease Obligations

Upon the acquisition of Consent in April 2008, the Company assumed Consent’s capital lease obligations of $25.7 million. As of June 30, 2010, the Company’s capital lease obligations had a balance of $15.9 million. The underlying obligations are denominated in U.S. Dollars and Euros at floating interest rates averaging 2.6% as of June 30, 2010 and maturity dates between December 2010 and June 2019. The liability under each lease is secured by the underlying equipment on the lease.

(d) Interest Rate Swap

In conjunction with its acquisition of Consent, the Company assumed an interest rate swap agreement with a European bank. The purpose of the interest rate swap agreement was to manage the risk associated with fluctuations in interest rates. The interest rate swap agreement with the bank was based on a notional amount in Euros equivalent to approximately $3.7 million on June 30, 2010, and a fixed interest rate of 4.07% against the three-month Euribor rate. As of June 30, 2010, the interest liability under the rate swap agreement had a fair value of approximately $31,000. The interest rate swap agreement was subsequently closed when the agreement expired on July 1, 2010.

(6) Stock–Based Compensation Plan

(a) Stock Options

The following table summarizes the activity in the Company’s stock option plan for the six-month periods ended June 30, 2010 and 2009:

	2010		2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2010 and 2009	930,180	$10.16	450,180	$15.01
Options granted- officers and employees	—	—	450,000	$5.60
Options granted- directors	30,000	$13.48	30,000	$5.60
Options exercised	—	—	—	$—
Options cancelled/forfeited	—	—	—	$—

Balance, June 30, 2010 and 2009	960,180	$10.26	930,180	$10.16
Options exercisable	503,264	$12.35	263,219	$15.03
Weighted average remaining term	8 years		9 years

Stock options granted to officers and employees have a vesting period of four years from grant date, with 25% vesting after one year, and 1/48th vesting each month thereafter until fully vested. Stock options granted independent directors vest in one year. The value of the stock options granted in 2009 to officers and employees was approximately $1.0 million or $2.23 per share. The options granted the independent directors in 2010 and 2009 were valued at approximately $139,000 or $4.62 per share and $63,000 or $2.10 per share, respectively.

The fair value of the stock options granted to the Company’s officers, certain management employees and independent directors was determined using the Black-Scholes-Merton pricing model using the following assumptions:

Grant Date	June 4, 2010	June 5, 2009

Stock Price	$13.48	$5.60
Exercise Price	$13.48	$5.60
Expected term:
Officers and employees		6.25 years
Directors	5.5 years	5.5 years
Volatility:
Officers and employees		35.1%
Directors	37.2%	35.2%
Dividend yield	0%	0%
Risk free rate	1.98%	2.83%

An estimated forfeiture rate of 7% was applied and deducted from the resulting calculations on options granted on June 5, 2009 to arrive at a net amortizable stock-based compensation expense of $934,000 for officers and employees and $59,000 for directors. The forfeiture rate was estimated based on the average forfeiture rates for similar companies for the last four years and the Company’s estimated future forfeitures. No forfeiture was estimated on options granted directors in 2010 as management believes that no director will resign within the one year vesting period. The forfeiture rate is subject to adjustment based on actual experience and the stock compensation expense is adjusted correspondingly as options vest. The risk-free rate is based on the implied yield on a U.S. Treasury bond with a term approximating the expected term of the option. In the absence of historical data, the assumed volatility factors used in the calculation were derived from the average price volatility of common shares for similar companies over a period approximating the expected term of the options. As the Company has no sufficient historical data, the expected option term is calculated using the simplified method (“Plain Vanilla” approach) in accordance with the SEC Staff Accounting Bulletin No. 110.

The Company recorded stock-based compensation expense of $252,000 and $186,000 relating to stock options for the three months ended June 30, 2010 and 2009, respectively, and $476,000 and $368,000 for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, the remaining unamortized stock-based compensation cost relating to stock options granted to the Company’s executive officers and management employees was approximately $1.2 million which is to be recognized over the remaining weighted average vesting period of 2 years. Unamortized stock-based compensation cost relating to independent directors’ options as of June 30, 2010 was approximately $128,000 which is to be recognized over a remaining vesting period of 11 months. The aggregate intrinsic value of all options outstanding as of June 30, 2010 was $3.0 million based on the closing price of the Company’s common stock of $11.90 per share.

(b) Restricted Stock Grant

The following table summarizes the activity relating to the Company’s restricted stock for the six-month periods ended June 30, 2010 and 2009:

	2010		2009
	No. of Shares	Weighted Average Grant Date Fair Value Per Share	No. of Shares	Weighted Average Grant Date Fair Value Per Share

Balance, January 1, 2010 and 2009	11,544	$14.93	23,568	$14.93
Shares vested and issued during the period	(10,878)	$15.00	(10,879)	$15.00
Forfeitures	—		(478)	$15.00

Balance, June 30, 2010 and 2009	666	$13.79	12,211	$14.87

Weighted average remaining vesting period	1 month		10.8 months

For the six months ended June 30, 2010 and 2009, the Company withheld 2,941 and 2,883 shares, respectively, from the vested restricted shares to cover withholding taxes. The Company retired those shares and paid the applicable minimum withholding taxes to federal and state taxing authorities. The restricted stock shares granted on May 15, 2007 had a three-year vesting period, with one third of vested shares issued every 12 months from grant date. Compensation expense relating to restricted stock for the three months ended June 30, 2010 and 2009 was $16,000 and $44,000, respectively, and $60,000 and $88,000 for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, unrecognized compensation cost relating to the unvested restricted stock grants was insignificant and expected to be recognized in less than one month.

Compensation expense relating to stock options and restricted stock is recorded as a component of marketing, general and administrative expense in the Company’s consolidated statements of income.

(7) Income Taxes

The consolidated income tax expense for the three and six months ended June 30, 2010 and 2009 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2010 and 2009, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes and the effect of certain permanent differences.

The Company’s effective tax rates for the three and six months ended June 30, 2010 were 14.6 % and 17.2%, respectively, compared to 25.2 % and 27.2 % for the three and six months ended June 30, 2009, respectively. The lower effective tax rates for the three and six months ended June 30, 2010 were due primarily to higher pretax income from foreign operations where statutory rates are lower than the U.S. income tax rates.

The Company recognizes in the financial statements a liability for tax uncertainty if it is more likely than not that the position will be sustained on audit, based on the technical merits of the position. The Company recorded a liability for unrecognized tax benefits of approximately $1.8 million as of December 31, 2009. There have been no material changes in unrecognized tax benefits as of June 30, 2010.

(8) Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheets for cash, accounts receivable, and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The Company’s outstanding balances on its senior secured credit facility and capital lease obligation as of June 30, 2010 were estimated to have fair values of approximately $137.7 million and $15.1 million, respectively, based on the fair values of their estimated future payments calculated using the prevailing interest rates. Management believes that the principal amount of the Company’s related party term loan payable of $9.4 million and net investment in direct finance leases of $13.5 million approximate their fair value as of June 30, 2010, based on discounted cash flow calculated using prevailing interest rate.

(9) Commitments and Contingencies

In addition to its debt obligations described in Note 5 above, the Company has commitments to purchase approximately $28.6 million of container equipment as of June 30, 2010. The Company also utilizes certain office facilities and equipment under long-term non-cancellable operating lease agreements with total future minimum lease payments of approximately $7.4 million as of June 30, 2010.

(10) Related Party Transaction

During the six months ended June 30, 2010 and 2009, the Company sold dry van containers to Japanese entities that are both owned 99% by Japan Investment Adviser Co., Ltd. (JIA) and 1% by CAIJ. CAIJ is an 80%- owned subsidiary of CAI with the remaining 20% owned by JIA. JIA is owned and controlled by a Managing Director of CAIJ. Prior to the purchase of containers from the Company, the purchasing entities had received contributions from unrelated Japanese investors, under separate Japanese investment agreements allowed under Japanese commercial laws. The investments were used to purchase container equipment from the Company. Under the terms of the agreements, the CAI related Japanese entities will manage the investments but may outsource the whole or part of each operation to a third party. The profit or loss from each investment will substantially belong to each respective investor.

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

The Japanese entities that purchased the containers from the Company are variable interest entities (VIEs). The Company has a variable interest in each VIE through CAIJ’s 1% ownership in each of the purchasing entities and through the aforementioned relationship with JIA which owns the remaining 99% of the equity investment in each of the purchasing entities. The purchases of containers by the VIEs were wholly financed by the aforementioned investments received from outside Japanese investors. The Company does not consolidate the VIEs’ operations in its financial results because it does not have a controlling financial interest in the VIEs and is not the primary beneficiary of the VIEs. All the rights and obligations relating to the profits and losses of the purchasing entities belong to the unrelated Japanese investors.

The sale of containers to the Japanese funds has been recorded on the Company’s books as a sale in the ordinary course of the business. During the six months ended June 30, 2010 and 2009, the Company recognized a gain of $614,000 and $753,000 respectively, relating to the sale of container portfolios to the Japanese entities.

On August 20, 2009, the Company signed a $10.0 million five-year loan agreement with the Development Bank of Japan (DBJ). As of the date of closing of the loan agreement, DBJ owned approximately 9.4% of the Company’s outstanding common stock. The loan is payable in 19 quarterly installments of $200,000 starting October 31, 2009 and a final payment of $6.2 million on July 31, 2014. The loan bears a variable interest rate based on BBA LIBOR and is secured by a number of container rental equipment owned by the Company. The loan had a balance of $9.4 million as of June 30, 2010.

(11) Comprehensive Income

The following table provides a reconciliation of the Company’s net income to comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$5,676	$3,333	$8,725	$7,288
Other comprehensive income:
Foreign currency translation adjustments	(1,618)	1,223	(2,804)	382

Total	$4,058	$4,556	$5,921	$7,670

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

The following tables show condensed segment information for the Company’s container leasing and container management segments for the three and six months ended June 30, 2010 and 2009, reconciled to the Company’s income before taxes as shown in its consolidated statements of income for such periods (in thousands). The Company makes its management decisions based on pre- tax income, and as such does not allocate income tax expense/benefit to its segments.

	Three Months Ended June 30, 2010				Three Months Ended June 30, 2009
	Container Leasing	Container Management	Unallocated	Total	Container Leasing	Container Management	Unallocated	Total
Total revenue	$14,479	$2,884	$—	$17,363	$14,063	$2,598	$—	$16,661
Operating expenses	6,421	3,424	—	9,845	8,116	3,040	—	11,156

Operating income (loss)	8,058	(540)	—	7,518	5,947	(442)	—	5,505
Net interest expense	963	—	(88)	875	1,050	—	(3)	1,047

Net income (loss) before income taxes	7,095	(540)	88	6,643	4,897	(442)	3	4,458
Income tax expense	—	—	967	967	—	—	1,125	1,125

Net income (loss)	$7,095	$(540)	$(879)	$5,676	$4,897	$(442)	$(1,122)	$3,333

Total assets	$366,605	$23,177	$—	$389,782	$355,836	$25,760	$—	$381,596

	Six Months Ended June 30, 2010				Six Months Ended June 30, 2009
	Container Leasing	Container Management	Unallocated	Total	Container Leasing	Container Management	Unallocated	Total
Total revenue	$27,225	$5,331	$—	$32,556	$28,890	$5,347	$—	$34,237
Operating expenses	13,620	6,704	—	20,324	15,298	6,588	—	21,886

Operating income (loss)	13,605	(1,373)	—	12,232	13,592	(1,241)	—	12,351
Net interest expense	1,820	—	(120)	1,700	2,352	—	(7)	2,345

Net income (loss) before income taxes	11,785	(1,373)	120	10,532	11,240	(1,241)	7	10,006
Income tax expense	—	—	1,807	1,807	—	—	2,718	2,718

Net income (loss)	$11,785	$(1,373)	$(1,687)	$8,725	$11,240	$(1,241)	$(2,711)	$7,288

Total assets	$366,605	$23,177	$—	$389,782	$355,836	$25,760	$—	$381,596

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

The following table sets forth the reconciliation of basic and diluted net income per share for the three and six months ended June 30, 2010 and 2009 (in thousands, except per share data).

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Numerator:
Net income used in calculation of diluted earnings per share	$5,676	$3,333	$8,725	$7,288

Denominator:
Weighted-average shares used in the calculation of basic earnings per share	17,910	17,901	17,908	17,899
Dilutive effect of stock options and restricted stock	231	—	190	—

Weighted-average shares used in the calculation of diluted earnings per share	18,141	17,901	18,098	17,899

Net income per share:
Basic	$0.32	$0.19	$0.49	$0.41
Diluted	$0.31	$0.19	$0.48	$0.41

The calculation of diluted earnings per share for the three and six months ended June 30, 2010 excluded from the denominator 480,180 shares of stock options granted to officers and directors because their effect would have been anti-dilutive. The calculation of diluted earnings per share for the three and six months ended June 30, 2009 excluded from the denominator 930,180 shares of stock options granted to officers, certain management employees and independent directors and 12,211 shares of restricted stocks because their effect would have been anti-dilutive.

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

Overview

We are one of the world’s leading container leasing and management companies. We purchase new containers, lease them to container shipping lines and either retain them as part of our owned fleet or sell them to container investors for whom we then provide management services. In operating our fleet, we lease, re-lease and dispose of containers and contract for the repair, repositioning and storage of containers. As of June 30, 2010, our fleet comprised approximately 776,000 twenty-foot equivalent units (TEUs) of containers. The following table shows the composition of our fleet as of June 30, 2010 and 2009 and our average fleet utilization for the three and six months ended June 30, 2010 and 2009:

	As of June 30, 2010	As of June 30, 2009
	(unaudited)
Managed fleet in TEUs	512,836	533,145
Owned fleet in TEUs	263,632	235,548

Total	776,468	768,693

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)
Average fleet utilization rate for the period	95.1%	81.2%	90.8%	83.4%

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

We plan to increase both the number of owned containers as well as the number of managed containers in our fleet. During the six months ended June 30, 2010, we purchased approximately $69.3 million of additional containers. We plan to invest in additional containers as the economic recovery continues and world trade volume increases. We believe it is important to maintain a balance between the size of our owned fleet and our managed fleet in order to have multiple sources of revenue.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

The following table summarizes our operating results for the three-month periods ended June 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2010	2009	Amount	Percent
	(unaudited)
Total revenue	$17,363	$16,661	$702	4.2%
Operating expenses	9,845	11,156	(1,311)	(11.8)%
Net income	5,676	3,333	2,343	70.3%

Total revenue of $17.4 million for the three months ended June 30, 2010 increased $702,000, or 4.2%, from $16.7 million for the three months ended June 30, 2009, due to increases in container rental revenue and management fee revenue, partly offset by decreases in finance lease income and gain on sale of portfolios. Operating expenses of $9.8 million for the quarter ended June 30, 2010 were 11.8% lower than the $11.2 million recorded during the same three-month period in 2009, mainly as a result of a higher gain on sale of used container equipment and lower storage, handling and other expenses, partly offset by higher marketing, general and administrative expenses, depreciation expense and loss on foreign exchange. The increase in revenue and the reductions in operating expenses, interest expense and income taxes resulted in a $2.3 million, or 70.3%, increase in our net income to $5.7 million for the three months ended June 30, 2010, compared to $3.3 million for the three-month period ended June 30, 2009.

Revenue. The composition of our revenue is shown on our unaudited financial statements included in this filing. The following discussion explains the significant changes in the composition of our total revenue for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009:

Container Rental Revenue. Container rental revenue increased $517,000, or 3.8%, to $14.0 million for the three months ended June 30, 2010 from $13.5 million for the three months ended June 30, 2009. The increase was primarily driven by the higher utilization of our owned containers, increase in the average number of owned containers on lease and higher average per diem rate on short-term leases, partly offset by the decrease in the average per diem rate for long-term leases.

Management Fee Revenue. Management fee revenue for the three months ended June 30, 2010 was $2.5 million, an increase of $435,000, or 20.7%, from $2.1 million for the same period in 2009. The increase was due primarily to increased utilization of our managed containers and increase in the average number of managed containers on lease. This resulted in a higher net operating income (NOI) for some of our managed funds on which our management fees are based.

During the three months ended June 30, 2010, we did not meet certain performance criteria in several of our container management contracts. We have experienced nonperformance due to the reduced income resulting from the decline in world trade and global recession and its impact on equipment utilization. Due to the impact of the 2009 global economic recession on the container industry, the expense of changing equipment managers, and our prior experience with container investors, we do not expect any container investors to terminate their container management agreements with us. Total revenue for the three months ended June 30, 2010 would have been approximately 8.2% lower if such management contracts had been terminated for not meeting the performance levels set forth therein at the beginning of such period.

Gain on Sale of Container Portfolios. Gain on sale of container portfolios decreased 30.0% to $348,000 for the three months ended June 30, 2010 from a gain of $497,000 for the three months ended June 30, 2009. The decrease was due primarily to the lower average margin on containers sold to investors. We sold more containers during the three months ended June 30, 2010 but at a lower margin compared to the same period in 2009.

Finance Lease Income. Finance lease income decreased 16.7% to $505,000 during the three months ended June 30, 2010, from $606,000 during the three months ended June 30, 2009. The decrease was primarily due to lower average principal balance of our existing direct finance leases (DFLs) during the three months ended June 30, 2010 compared to the same period last year, partly as a result of converting certain DFL contracts to operating leases.

Expenses. Details of our operating expenses for the three-month periods ended June 30, 2010 and 2009 are shown on our unaudited statements of income included in this filing. The following discussion explains the significant changes in expenses for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009:

Depreciation of Container Rental Equipment. Depreciation of container rental equipment increased by $249,000, or 5.9%, to $4.5 million for the three months ended June 30, 2010, from $4.2 million for the three months ended June 30, 2009. The higher expense was primarily due to the increase in the average number of owned containers during the three months ended June 30, 2010 as compared to the same period last year.

Amortization of Intangible Assets. Amortization expense relating to intangible assets for the three months ended June 30, 2010 decreased $59,000, or 14.8%, to $341,000 from $400,000 during the same period last year. The decrease was attributable primarily to exchange rate differences on the reporting of the amortization of Consent intangibles, which are recorded in Euros and translated to U.S. dollars, and to the end of amortization of trademark and software acquired from Consent which have been fully amortized since the third quarter of 2009.

Gain on Disposition of Used Container Equipment. Gain on disposition of used container equipment increased by $1.9 million, or 308.8%, to $2.5 million for the three months ended June 30, 2010, from $611,000 for the three months ended June 30, 2009. The increase was due primarily to the increase in the number of TEUs of used containers sold at higher margin during the three months ended June 30, 2010 as compared to the same period in 2009.

Storage, Handling and Other Expenses. Storage, handling and other expenses decreased by $663,000, or 27.3%, to $1.8 million for the three months ended June 30, 2010, from $2.4 million for the three months ended June 30, 2009. The decrease reflects the impact of higher utilization of our owned containers resulting in lower number of containers in storage at various depots.

Marketing, General and Administrative Expense (MG&A). MG&A costs increased by $750,000, or 15.7%, to $5.5 million for the three months ended June 30, 2010 from $4.8 million for the three months ended June 30, 2009. The increase was primarily attributable to a $671,000 increase in provision for bad debts relating primarily to one container shipping line, and higher travel expenses.

Loss (gain) on foreign exchange. We incurred a loss of $230,000 on foreign exchange transactions for the three months ended June 30, 2010 compared to a gain of $83,000 during the three months ended June 30, 2009. The loss resulted primarily from the strengthening of the US dollar against the Euro (the functional currency used by Consent) and other foreign currencies. A loss on foreign currency occurred when Consent and our U.K. subsidiary settled contracts denominated in U.S. dollars and remeasured liabilities denominated in U.S. dollars. The average exchange rates for the Euros and British Pound Sterling to U.S. dollar declined over the course of the quarter ended June 30, 2010 compared to the same period last year.

Net Interest Expense. Net interest expense of $875,000 for the three months ended June 30, 2010 decreased $172,000, or 16.4%, from $1.0 million incurred during the three months ended June 30, 2009. The decrease in net interest expense was due primarily to the lower average principal balance of our senior secured credit facility and capital lease obligations, and higher interest income, partly offset by interest relating to the term loan we obtained from a related party in August 2009.

Income Tax Expense. Income tax expense for the three months ended June 30, 2010 was $967,000, a $158,000, or 14.0%, decrease from $1.1 million expense for the three months ended June 30, 2009. The decrease was due primarily to a lower effective tax rate. Our effective tax rate for the three months ended June 30, 2010 was 14.6% compared to 25.2% for the same period in 2009. The lower effective tax rate for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 is mainly attributable to a higher proportion of overall pretax income coming from our foreign operations where statutory rates are lower than the U.S. income tax rates.

Segment Information. The following table summarizes our results of operations for each of our business segments for the three-month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Increase (Decrease)
	2010	2009	Amount	Percent
	(in thousands) (unaudited)
Container Leasing
Total revenue	$14,479	$14,063	$416	3.0%
Operating expenses	6,421	8,116	(1,695)	(20.9)
Interest expense	963	1,050	(87)	(8.3)

Income before taxes attributable to segment	$7,095	$4,897	$2,198	44.9

Container Management
Total revenue	$2,884	$2,598	$286	11.0%
Operating expenses	3,424	3,040	384	12.6

Loss before taxes attributable to segment	$(540)	$(442)	$(98)	22.3

Container Leasing. Total revenue from our container leasing segment increased $416,000, or 3.0%, to $14.5 million for the three months ended June 30, 2010 from $14.1 million during the three months ended June 30, 2009. Container rental revenue increased by $517,000 but was partly offset by a decrease of $101,000 in finance lease income. The increase in container rental revenue was primarily driven by the higher utilization of our owned containers, increase in the average number of owned containers on lease and higher average per diem rate on short-term leases, partly offset by the decrease in the average per diem rate for long-term leases. Finance lease income declined from the same period last year due primarily to the impact of converting certain DFL contracts to operating leases and expiration of certain contracts after June 30, 2009.

Total operating expenses for the container leasing segment for the three months ended June 30, 2010 decreased $1.7 million, or 20.9%, to $6.4 million from the three months ended June 30, 2009. The decrease was primarily due to higher gain on disposition of used container equipment and decrease in storage, handling and other expenses, partly offset by the increase in depreciation, MG&A (including bad debt expense which was fully allocated to the container leasing segment), and higher loss on foreign exchange.

Interest expense for the three months ended June 30, 2010 decreased $87,000, or 8.3%, to $963,000 compared to $1.1 million for the same period last year. The decrease in interest expense was due primarily to the decrease in the average principal balance of our senior secured credit facility and capital lease obligations, partly offset by interest relating to the term loan we obtained from a related party in August 2009.

Container Management. Total revenue of $2.9 million from our container management segment for the three months ended June 30, 2010 was $286,000, or 11.0%, higher than the $2.6 million revenue from our container management segment for the three months ended June 30, 2009. This increase in revenue was primarily due to a $435,000, or 20.7%, increase in management fee revenue, partly offset by a $149,000 decrease in gain on sale of container portfolios, compared to the three months ended June 30, 2009. The increase in management fee revenue was attributable to the higher utilization of our managed containers and an increase in the average number of managed containers on lease which resulted in a higher profitability of some of our investor portfolios from which we derived our management fee income.

Total operating expenses of $3.4 million for the container management segment for the three months ended June 30, 2010 increased $384,000, or 12.6%, from $3.0 million for the three months ended June 30, 2009, as a result of higher MG&A expenses which are proportionately allocated to the segment based on the percentage of TEUs of managed fleet to the total fleet in TEUs.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The following table summarizes our operating results for the six-month periods ended June 30, 2010 and 2009 (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2010	2009	Amount	Percent
	(unaudited)
Total revenue	$32,556	$34,237	$(1,681)	(4.9)%
Operating expenses	20,324	21,886	(1,562)	(7.1)%
Net income	8,725	7,288	1,437	19.7%

Total revenue of $32.6 million for the six months ended June 30, 2010 declined $1.7 million, or 4.9%, from the six months ended June 30, 2009, due primarily to a lower gain on sale of container portfolios and decreases in container rental revenue and finance lease income, offset in part by an increase in management fee revenue. Operating expenses for the six months ended June 30, 2010 decreased $1.6 million, or 7.1%, from the same six-month period in 2009, mainly as a result of higher gain on disposition of used container equipment and decreases in storage, handling and repairs expenses, amortization of intangible assets and impairment charges, partly offset by increases in MG&A, foreign exchange loss and depreciation expense. Our net income increased $1.4 million, or 19.7%, to $8.7 million for the six months ended June 30, 2010, from $7.3 million for the comparable period in 2009. The increase in net income resulted primarily from lower operating expenses, interest expense and income taxes, partly offset by a decrease in total revenue.

Revenue. The composition of our revenue is shown on our unaudited financial statements included in this filing. The following discussion explains the significant changes in the composition of our total revenue for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009:

Container Rental Revenue. Container rental revenue decreased $1.3 million, or 4.6%, to $26.3 million for the six months ended June 30, 2010 from $27.6 million for the six months ended June 30, 2009. The decrease in container rental revenue was principally due to lower ancillary revenue (i.e., repairs revenue, drop off fees). Revenue from container leases was essentially unchanged as the impact of higher utilization rate was offset by the impact of lower average per diem rates and a decrease in the number of days the containers were on lease.

Management Fee Revenue. Management fee revenue for the six months ended June 30, 2010 was $4.7 million, an increase of $123,000, or 2.7%, from $4.6 million for the same period in 2009. The increase was due primarily to the increase in deal origination fees earned on management contracts. In addition, the increase in average utilization rate and average quantity of managed containers on lease resulted in higher NOI for certain customers on which our management fees are based.

During the six months ended June 30, 2010, we did not meet certain performance criteria in several of our container management contracts. We have experienced nonperformance due to the reduced income resulting from the decline in world trade and global recession and its impact on equipment utilization. Due to the impact of the 2009 global economic recession on the container industry, the expense of changing equipment managers, and our prior experience with our container investors, we do not expect any container investors to terminate their container management agreements with us. Total revenue for the six months ended June 30, 2010 would have been approximately 3.9% lower if such management contracts had been terminated for not consistently meeting the performance levels set forth during the period.

Gain on Sale of Container Portfolios. Gain on sale of container portfolios of $614,000 for the six months ended June 30, 2010 was $139,000, or 18.5%, lower than the gain recognized for the six months ended June 30, 2009. The decrease was due primarily to the lower average margin on containers sold to investors during the six months ended June 30, 2010 as compared to the same six-month period in 2009. We sold more containers during the six months ended June 30, 2010 but at a lower margin compared to the same period in 2009.

Finance Lease Income. Finance lease income decreased $407,000, or 31.0%, to $907,000 for the six months ended June 30, 2010 from $1.3 million for the six months ended June 30, 2009. This decrease was primarily due to lower average principal balance of our existing DFLs during the six months ended June 30, 2010 compared to the same period last year, partly as a result of converting certain DFL contracts to operating leases.

Operating Expenses. Details of our operating expenses for the six-month periods ended June 30, 2010 and 2009 are shown on our unaudited statements of income included in this filing. The following discussion explains the significant changes in expenses for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009:

Amortization of Intangible Assets. Amortization expense relating to intangible assets for the six months ended June 30, 2010 decreased $113,000, or 14.0%, to $695,000 from $808,000 during the same period last year. The decrease resulted primarily from exchange rate differences on the reporting of the amortization of Consent intangibles, which are recorded in Euros and translated to U.S. dollars, and the end of amortization of trademark and software acquired from Consent which have been fully amortized since the third quarter of 2009.

Gain on Disposition of Used Container Equipment. Gain on disposition of used container equipment increased by $2.5 million, or 179.7%, to $3.9 million for the six months ended June 30, 2010, from $1.4 million for the six months ended June 30, 2009. The increase primarily resulted from the higher volume of used containers sold at a higher margin during the six months ended June 30, 2010 as compared to the same period in 2009.

Storage, Handling and Other Expenses. Storage, handling and other expenses decreased by $182,000, or 4.4%, to $3.9 million for the six months ended June 30, 2010, from $4.1 million for the six months ended June 30, 2009. The increase in utilization rate of our owned containers has resulted in lower storage and handling costs during the six months ended June 30, 2010 as compared to the same period in 2009.

Loss (gain) on foreign exchange. We recorded a loss of $411,000 on foreign exchange transactions for the six months ended June 30, 2010 compared to a gain of $3,000 during the six months ended June 30, 2009. The loss resulted from the strengthening of the U.S. dollar against the Euro (the functional currency used by Consent) and other foreign currencies. A loss on foreign currency occurred when Consent and our U.K. subsidiary settled contracts denominated in U.S. dollars and remeasured liabilities denominated in U.S. dollars. The average exchange rates for the Euros and British Pound Sterling to U.S. dollar declined during the six months ended June 30, 2010 compared to the same period last year.

Net Interest Expense. Net interest expense of $1.7 million for the six months ended June 30, 2010 decreased $645,000, or 27.5%, from $2.3 million incurred during the six months ended June 30, 2009. The decrease in net interest expense was due primarily to the lower interest expense resulting from lower average balance of our debt under our senior secured credit facility, and increase in interest income.

Income Tax Expense. Income tax expense for the six months ended June 30, 2010 was $1.8 million, a $911,000, or 33.5%, decrease from $2.7 million for the six months ended June 30, 2009. The decrease was due primarily to a lower effective tax rate of 17.2% for the six months ended June 30, 2010 compared to 27.2% for the same period in 2009. The impact of lower effective tax rate for the six months ended June 30, 2010 was attributable to the higher proportion of pretax income derived from our foreign operations where statutory rates are lower than the U.S. income tax rates.

Segment Information

The following table summarizes our results of operations for each of our business segments for the six-month periods ended June 30, 2010 and 2009:

	Six Months Ended June 30,		Increase (Decrease)
	2010	2009	Amount	Percent
	(in thousands) (unaudited)
Container Leasing
Total revenue	$27,225	$28,890	$(1,665)	(5.8)%
Operating expenses	13,620	15,298	(1,678)	(11.0)
Interest expense	1,820	2,352	(532)	(22.6)

Income before taxes attributable to segment	$11,785	$11,240	$545	4.9

Container Management
Total revenue	$5,331	$5,347	$(16)	(0.3)%
Operating expenses	6,704	6,588	116	1.8

Income before taxes attributable to segment	$(1,373)	(1,241)	$(132)	10.6

Container Leasing. Total revenue from our container leasing segment decreased $1.7 million, or 5.8%, to $27.2 million for the six months ended June 30, 2010 from $28.9 million during the six months ended June 30, 2009. The decrease in revenue was principally due to lower ancillary revenue (i.e., repairs revenue, drop off fees) and decrease in finance lease income. Revenue from container leases was essentially unchanged as the impact of higher utilization rate and an increase in the average number of owned containers on lease was partly offset by the impact of lower average per diem rates and a decrease in the number of days the containers were on lease. Revenue from direct finance leases also decreased due primarily to lower average principal balance of our existing DFLs during the six months ended June 30, 2010 compared to the same period last year, partly as a result of converting certain finance lease contracts to operating leases.

Total operating expenses for the container leasing segment decreased $1.7 million, or 11.0%, to $13.6 million for the six months ended June 30, 2010 from $15.3 million for the six months ended June 30, 2009. The decrease was primarily due to lower expenses that were directly allocated to the container leasing segment including higher gain on disposition of used container equipment and decreases in storage, handling and repairs expenses, amortization of intangible assets and impairment charges, partly offset by increases in MG&A (including bad debt expense which was fully allocated to the container leasing segment), foreign exchange loss and depreciation expense.

Interest expense for the six months ended June 30, 2010 decreased $532,000, or 22.6%, to $1.8 million compared to $2.4 million for the same period last year. The decrease in interest expense was due primarily to a lower average balance of our debt under our senior secured credit facility and capital lease obligations, partly offset by interest on the related party term loan.

Container Management. Total revenue from our container management segment for the six months ended June 30, 2010 was essentially unchanged from the six months ended June 30, 2009 as the impact of higher utilization rate was offset by the impact of lower average per diem rates and a decrease in the number of days the containers were on lease. Total operating expenses allocated to this segment increased by $116,000, or 1.8%, from the same period last year primarily as a result of higher MG&A.

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

As of June 30, 2010, the maximum credit commitment under our existing senior secured credit agreement was $290.0 million. Our senior secured credit facility is secured by substantially all of our assets, including our containers and the underlying leases thereon and our interest in any money received under such contracts. The facility may be increased under certain conditions described in the agreement. In addition, there is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The amended agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to us. These credit commitments are part of, and not in addition to, the total commitment of $290.0 million. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar Rate loans as defined in the senior secured credit facility. As of June 30, 2010 the interest rate on our senior secured credit facility was 1.6%. Our senior secured credit facility will expire on September 25, 2012.

As of June 30, 2010, we had $148.3 million (net of $193,000 in letters of credit) in availability under our senior secured credit facility, subject to our ability to meet the collateral requirements under the agreement governing our senior secured credit facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

We intend to use our senior secured credit facility primarily to fund the purchase of containers in the future. We have typically used the proceeds from sales of container portfolios to container investors to repay our senior secured credit facility. As we expand our owned fleet, our senior secured credit facility balance will be higher, which will result in higher interest expense. In addition to customary events of default, our senior secured credit facility contains financial covenants that require us to maintain certain ratios in our financial statements. As of June 30, 2010, we were in compliance with the financial covenants in our senior secured credit facility.

Our capital leases are denominated in U.S. dollars and Euros, are financed by various European banks and financial institutions and secured by their underlying assets. As of June 30, 2010, our capital lease obligations totaled $15.9 million, with fixed and floating interest rates averaging 2.6%.

On August 20, 2009, we signed a $10.0 million, five-year loan agreement with Development Bank of Japan (DBJ). The loan is payable in 19 quarterly installments of $200,000 starting October 31, 2009 and a final payment of $6.2 million on July 31, 2014. The loan bears a variable interest rate based on BBA LIBOR plus 2.4% and is secured by certain of our container rental equipment. The loan had a balance of $9.4 million and interest rate of 2.7% as of June 30, 2010. DBJ owned approximately 9.4% of the Company’s outstanding common stock as of the date of closing of the loan agreement.

Cash Flow

The following table sets forth certain cash flow information for the six-month periods ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009
	(in thousands) (unaudited)
Net income	$8,725	$7,288
Adjustments to income	4,057	3,746

Net cash provided by operating activities	12,782	11,034

Net cash (used in) provided by investing activities	(8,019)	8,527

Net cash used in financing activities	(13,264)	(34,756)

Effect on cash of foreign currency translation	(593)	515

Net decrease in cash	(9,094)	(14,680)

Cash at beginning of period	14,492	28,535

Cash at end of period	$5,398	$13,855

Cash Flows From Operating Activities

Net cash provided by operating activities of $12.7 million for the six months ended June 30, 2010 was $1.7 million higher than the $11.0 million cash provided by operating activities for the six months ended June 30, 2009. The increase was due primarily to a $1.4 million increase in net income.

Cash Flows From Investing Activities

Net cash used in investing activities was $8.0 million for the six months ended June 30, 2010 compared to cash provided by investing activities of $8.5 million for the six months ended June 30, 2009. The net increase in cash usage of $16.5 million was principally due to the $29.9 million increase in the purchase of containers, partly offset by a of $13.3 million increase in net proceeds from the sale of container portfolios and disposition of used container equipment. In addition to container purchases, the purchase in the current year primarily relates to containers acquired from a shipping line under a sale-leaseback arrangement.

Cash Flows From Financing Activities

Net cash used in financing activities for the six months ended June 30, 2010 decreased $21.5 million to $13.3 million compared to $34.8 million net cash used in financing activities for the same period last year. For the six months ended June 30, 2010, payments of our bank debts, capital lease obligations and term loan totaled $42.5 million while borrowings from our senior secured credit facility totaled $29.2 million. For the six months ended June 30, 2009, borrowings from our senior secured credit facility totaled $5.0 million while payments of bank debts and capital lease obligations totaled $40.1 million.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments by due date as of June 30, 2010 (in thousands):

	Payments Due by Period
	Total	=<1 year	>1-2 years	>2-3 years	>3-4 years	>4-5 years	>5 years
Total debt obligations:
Senior secured credit facility	$141,500	$—	$—	$141,500	$—	$—	$—

DBJ Term Loan - Principal	9,400	800	800	800	800	6,200	—

Total Interest on Debt & Capital Lease (1)	7,016	2,873	2,747	937	282	106	71

Purchase obligations payable	27,869	27,869	—	—	—	—	—

Rent, office facilities and equipment	7,430	1,034	1,127	1,032	964	962	2,311

Capital lease obligations	15,851	4,214	3,029	3,295	1,510	1,345	2,458

Container purchases commitments (2)	28,645	28,645	—	—	—	—	—

Total contractual obligations	$237,711	$65,435	$7,703	$147,564	$3,556	$8,613	$4,840

(1)

Our estimate of interest expense commitment includes $5.1 million relating to our senior secured credit facility, $921,000 relating to our related party term loan and $1.0 million relating to our capital lease obligations. The calculation of interest related to our senior secured credit facility assumes that the interest rate of 1.6% as of June 30, 2010 will remain at the same interest level over its remaining term. We expect that the interest rate will vary over time based upon fluctuations in the underlying indexes upon which this interest rate is based. The interest calculation relating to our related party term loan and capital lease obligations was based on an assumed weighted average interest rate of 2.7% and 2.6%, respectively, over their remaining terms.

(2)

We committed to purchase new containers in anticipation of increased demand in the subsequent quarters as the economic recovery continues and world trade volume increases. We plan to finance our purchase commitments using our senior secured credit facility.

Off-Balance Sheet Arrangements

As of June 30, 2010, we had no off-balance sheet arrangements or obligations other than noted below. An off-balance sheet arrangement includes any contractual obligation, agreement or transaction arrangement involving an unconsolidated entity under which we would have: (1) retained a contingent interest in transferred assets; (2) an obligation under derivative instruments classified as equity; (3) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing, hedging or research and development services with us; or (4) made guarantees.

We sold fleets of dry van containers to Japanese entities that are owned 99% by Japan Investment Adviser Co., Ltd. (JIA) and 1% by CAIJ. CAIJ is an 80%- owned subsidiary of CAI with the remaining 20% owned by JIA. JIA is owned and controlled by a Managing Director of CAIJ. Prior to the purchase of containers from us, the purchasing entities had received contributions from unrelated Japanese investors, under separate Japanese investment agreements allowed under Japanese commercial laws. The investments were used to purchase container equipment from us. Under the terms of the agreement, the CAI related Japanese entities will manage each of the investments but may outsource the whole or part of each operation to a third party. The profit/loss from each investment will substantially belong to each respective investor.

Pursuant to its services agreements with investors, the purchasing Japanese entities have outsourced the general management of the investment’s operations to CAIJ. The Japanese entities have also entered into equipment management service agreements whereby we will manage the leasing of equipment that it sold to the investors. The profit/loss from each investment will belong to its respective investor. (See Notes 2(b) and 10 to our consolidated financial statements).

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

Changes in Directors & Officers and Other Related Matters

On July 29, 2010, the Company’s Board of Directors appointed Nadine Teixeira as Vice President, International Legal Affairs. Prior to this promotion, Ms. Teixeira served as Director of International Legal Affairs for the Company. In connection with this promotion, Ms. Teixeira’s base salary was increased to $224,400 a year.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in foreign exchange rates and interest rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Foreign Exchange Rate Risk. Although we have significant foreign-based operations, the U.S. dollar is our primary operating currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. We had equipment sales in British Pound Sterling, Euros and Japanese Yen and incurred overhead costs in foreign currencies, primarily in British Pound Sterling and Euros. Consent has significant amounts of revenue as well as expenses denominated in Euro, Swedish Kroner and Norwegian Kroner. During the six months ended June 30, 2010, the U.S. dollar has increased in value in relation to other major foreign currencies (such as the Euro and British Pound Sterling). The increase in the U.S. dollar has decreased our revenues and expenses denominated in foreign currencies. The increase in the value of the U.S. dollar relative to foreign currencies will also result in U.S. dollar denominated liabilities held at some of our foreign subsidiaries to increase in value relative to the foreign subsidiaries’ local currencies. For the three and six months ended June 30, 2010, we recognized a loss on foreign exchange of $230,000 and $411,000, respectively.

Interest Rate Risk. The nature of our business exposes us to market risk arising from changes in interest rates to which our variable-rate debt is linked. In conjunction with its acquisition of Consent, we assumed an interest rate swap agreement with a European bank. The purpose of the interest rate swap agreement was to manage the risk associated with fluctuations in interest rates. The interest rate swap contract with the bank was based on a notional amount in Euros equivalent to approximately $3.7 million on June 30, 2010, and a fixed interest rate of 4.07% against the three-month Euribor rate. As of June 30, 2010, the interest liability under the rate swap agreement had a fair value of approximately $31,000. The interest swap account was subsequently closed when the agreement expired on July 1, 2010.

As of June 30, 2010, the principal amount of debt outstanding under the variable-rate arrangement of our senior secured credit facility was $141.5 million. In addition, the capital lease obligations we assumed in conjunction with the acquisition of Consent had a balance of $15.9 million as of June 30, 2010 and have variable interest rates. On August 20, 2009, we signed a five-year term loan agreement with Development Bank of Japan which owned approximately 9.4% our outstanding common stock at the time of the closing of the loan agreement. The loan bears a variable interest rate and had a balance of $9.4 million as of June 30, 2010. A 1.0% increase or decrease in underlying interest rates for these obligations will increase or decrease interest expense by approximately $1.7 million annually assuming debt remains constant at June 30, 2010 levels.

Credit Risk

We maintain detailed credit records about the container lessees for our total fleet. Our credit policy sets different maximum exposure limits for our container lessees. Credit criteria may include, but are not limited to, container lessee trade route, country, social and political climate, assessments of net worth, asset ownership, bank and trade credit references, credit bureau reports, including those from Dynamar, operational history and financial strength. We monitor container lessees’ performance and lease exposures on an ongoing basis, and our credit management processes are aided by the long payment experience we have with most of the container lessees for our total fleet and our broad network of long- standing relationships in the shipping industry that provide current information about the container lessees for our total fleet. In managing this risk we also make an allowance for doubtful accounts. The allowance for doubtful accounts is developed based on two key components: (1) specific reserves for receivables where management believes full collection is doubtful; and (2) reserve for estimated losses inherent in the aged receivables portfolio. The non-specific portion of the reserve is estimated by applying percentages ranging from 1.0% on accounts that are one to thirty days overdue, to 100% on accounts that are one year overdue. An allowance of $1.6 million has been established against non-performing receivables as of June 30, 2010. We wrote off $415,000 of accounts receivables during the six months ended June 30, 2010.

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

Based upon the required evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that as of June 30, 2010 our disclosure controls and procedures were adequate and effective with respect to controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and are accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information regarding purchases of our equity securities during the quarter ended June 30, 2010, all of which were shares subject to restricted stock awards that we purchased to cover applicable tax withholding obligations when these awards vested:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month 1
April 1, 2010 to April 30, 2010	—	—	—	—
Month 2
May 1, 2010 to May 31, 2010	2,941	$13.34	—	—
Month 3
June 1, 2010 to June 30, 2010	—	—	—	—

Total	2,941	$13.34	—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS.

3.1	Amended and Restated Certificate of Incorporation of CAI International, Inc. (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1, as amended, File No. 333-140496).

3.2	Amended and Restated Bylaws of CAI International, Inc. (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, dated March 10, 2009).

10.1	Employment Agreement effective as of February 9, 2009 by and between Nadine Teixeira and CAI International, Inc.*

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.

CAI INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAI International, Inc. (Registrant)

August 6, 2010	/S/ MASAAKI (JOHN) NISHIBORI
Masaaki (John) Nishibori
President and Chief Executive Officer
(Principal Executive Officer)

August 6, 2010	/S/ VICTOR M. GARCIA
Victor M. Garcia
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBITS INDEX

3.1	Amended and Restated Certificate of Incorporation of CAI International, Inc. (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1, as amended, File No. 333-140496).

3.2	Amended and Restated Bylaws of CAI International, Inc. (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, dated March 10, 2009).

10.1	Employment Agreement effective as of February 9, 2009 by and between Nadine Teixeira and CAI International, Inc.*

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan.