Form 10-Q
period 2010-09-30
CAI International, Inc.
filed 2010-11-05
CIK 1388430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33388

CAI International, Inc.
 (Exact name of registrant as specified in its charter)

Delaware	94-3109229
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Steuart Tower 1 Market Plaza, Suite 900 San Francisco, California	94105
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common	October 31, 2010
Common Stock, $.0001 par value per share	17,913,990 shares

CAI INTERNATIONAL, INC.

Index

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy, service development efforts and our plans to increase the size of our container fleet. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words “may,” “might,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe,” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 15, 2010, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our filings with the SEC.

Index

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CAI INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(UNAUDITED)

ASSETS	September 30, 2010	December 31, 2009

Cash	$11,219	$14,492
Accounts receivable (owned fleet), net of allowance for doubtful accounts of $2,018 and $1,420 at September 30, 2010 and December 31, 2009, respectively	16,118	14,412
Accounts receivable (managed fleet)	19,609	18,953
Current portion of direct finance leases	4,492	6,776
Prepaid expenses	4,177	3,077
Deferred tax assets	1,668	1,669
Other current assets	479	4,000
Total current assets	57,762	63,379
Container rental equipment, net of accumulated depreciation of $81,260 and $80,627 at September 30, 2010 and December 31, 2009, respectively	431,791	299,340
Long-term portion of net investment in direct finance leases	8,598	5,844
Furniture, fixtures and equipment, net of accumulated depreciation of $788 and $759 at September 30, 2010 and December 31, 2009, respectively	1,045	435
Intangible assets, net of accumulated amortization of $5,664 and $4,656at September 30, 2010 and December 31, 2009, respectively	3,966	5,085
Total assets	$503,162	$374,083

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$2,399	$8,030
Accrued expenses and other current liabilities	4,743	3,638
Due to container investors	20,460	17,285
Unearned revenue	4,612	4,225
Current portion of related party term loan	800	800
Current portion of capital lease obligation	4,740	3,813
Rental equipment payable	76,618	660
Total current liabilities	114,372	38,451
Revolving credit facility	177,100	152,500
Related party term loan	8,400	9,000
Deferred taxes	26,933	26,606
Capital lease obligation	11,708	16,282
Income taxes payable	-	2,146
Total liabilities	338,513	244,985

Stockholders' equity:
Common stock, par value $.0001 per share; authorized 84,000,000 shares; issued and outstanding, 17,913,990 shares at September 30, 2010 and 17,917,176 at December 31, 2009	2	2
Additional paid-in capital	104,413	103,684
Accumulated other comprehensive loss	(1,996)	(1,248)
Retained earnings	44,546	26,660
Total CAI stockholders' equity	146,965	129,098
Non-controlling interest	17,684	-
Total equity	164,649	129,098
Total liabilities and stockholders' equity	$503,162	$374,083

See accompanying notes to unaudited consolidated financial statements.

Index

CAI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
 (In thousands, except per share data)
 (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Container rental revenue	$17,184	$13,406	$43,502	$40,982
Management fee revenue	2,244	1,815	6,961	6,409
Gain on sale of container portfolios	-	-	614	753
Finance lease income	691	488	1,598	1,802
Total revenue	20,119	15,709	52,675	49,946

Operating expenses:
Depreciation of container rental equipment	5,399	4,265	14,077	12,858
Amortization of intangible assets	339	399	1,034	1,207
Impairment of container rental equipment	12	19	40	80
Gain on disposition of used container equipment	(1,842)	(990)	(5,760)	(2,391)
Storage, handling and other expenses	987	2,231	4,941	6,367
Marketing, general and administrative expense	4,976	4,987	15,452	14,679
Loss (gain) on foreign exchange	116	(150)	527	(153)
Total operating expenses	9,987	10,761	30,311	32,647

Operating income	10,132	4,948	22,364	17,299

Interest expense	1,442	992	3,262	3,344
Interest income	(1)	(1)	(121)	(8)
Net interest expense	1,441	991	3,141	3,336

Income before income tax and non-controlling interest	8,691	3,957	19,223	13,963

Income tax expense (benefit)	(519)	763	1,288	3,481

Net income	9,210	3,194	17,935	10,482
Less: Net income attributable to non-controlling interest	(49)	-	(49)	-

Net income attributable to CAI common stockholders	$9,161	$3,194	$17,886	$10,482

Net income per share attributable to CAI common stockholders:
Basic	$0.51	$0.18	$1.00	$0.59
Diluted	$0.50	$0.18	$0.99	$0.59
Weighted average shares outstanding :
Basic	17,914	17,905	17,910	17,901
Diluted	18,151	17,905	18,122	17,901

See accompanying notes to unaudited consolidated financial statements.

Index

CAI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)
(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$17,935	$10,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,218	13,023
Amortization of debt issuance costs	468	370
Amortization of intangible assets	1,034	1,207
Impairment of container rental equipment	40	80
Stock-based compensation expense	796	723
Loss (Gain) on foreign exchange	763	(363)
Gain on sale of container portfolios	(614)	(753)
Gain on disposition of used container equipment	(5,760)	(2,391)
Reduction of income tax reserves	(2,109)	-
Deferred income taxes	-	(636)
Restructuring charges	107	-
Bad debt expense	929	332
Changes in other operating assets and liabilities:
Accounts receivable	(5,122)	4,546
Prepaid expenses and other assets	3,687	(3,327)
Accounts payable, accrued expenses and other current liabilities	(5,052)	3,255
Due to container investors	3,281	(9,469)
Unearned revenue	426	81
Net cash provided by operating activities	25,027	17,160
Cash flows from investing activities:
Purchase of containers	(104,174)	(30,201)
Net proceeds from sale of container portfolios	12,367	5,840
Net proceeds from disposition of used container equipment	23,305	17,013
Purchase of furniture, fixtures and equipment	(812)	(41)
Receipt of principal payments from direct financing leases	4,049	4,168
Net cash used in investing activities	(65,265)	(3,221)
Cash flows from financing activities:
Proceeds from capital leases	-	1,345
Proceeds from bank debt	67,800	25,000
Principal payments on capital leases	(2,726)	(3,137)
Principal payments made on bank debt	(43,200)	(57,700)
Contributions from noncontrolling interest	17,634	-
Principal payments on related party term loan	(600)	-
Debt issuance costs	(1,737)	-
Net cash provided by (used in) financing activities	37,171	(34,492)
Effect on cash of foreign currency translation	(206)	443
Net decrease in cash	(3,273)	(20,110)
Cash at beginning of the period	14,492	28,535
Cash at end of the period	$11,219	$8,425

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$1,075	$6,132
Interest	2,348	2,836
Supplemental disclosure of non-cash investing and financing activity:
Transfer of container rental equipment to direct finance lease	5,832	771
Transfer of container rental equipment off direct finance lease	1,255	2,869
Container equipment purchase funded by offset to account receivables	1,764	-

See accompanying notes to unaudited consolidated financial statements.

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 and 2009

(1) The Company and Nature of Operations

CAI International, Inc. (“CAI” or the “Company”) was originally incorporated under the name Container Applications International, Inc. in the state of Nevada on August 3, 1989. On February 2, 2007, the Company was reincorporated under its present name in the state of Delaware. The Company operates in the international intermodal marine cargo container leasing business. Within this single industry sector, the Company generates revenue from two reportable segments: container leasing and container management. The container leasing segment specializes primarily in the ownership and leasing of intermodal dry freight standard containers, while the container management segment manages containers for container investors. The Company leases its containers principally to international container shipping lines located throughout the world. The Company sells containers primarily to investor groups and provides management services to those investors in return for a management fee.

The Company completed an initial public offering of its common stock at $15.00 per share on May 16, 2007, and listed its common stock on the New York Stock Exchange under the symbol “CAP”.

On September 12, 2007, the Company formed Container Applications Limited (CAI Barbados), a wholly owned subsidiary in Barbados, to facilitate the Company’s international leasing and related business operations.

On April 30, 2008, the Company acquired CAI Consent Sweden AB (Consent), formerly named Consent Equipment AB, a European container and intermodal equipment leasing company which was then headquartered in Gothenburg, Sweden. In February 2010, the Company moved Consent’s operations in Sweden to the Company’s European office in the United Kingdom. (See Note 4)

The Company’s corporate headquarters are located in San Francisco, California.

(2) Accounting Policies and Recent Accounting Pronouncements

(a) Accounting Policies

There have been no changes to the Company’s accounting policies during the nine months ended September 30, 2010. Refer to Notes 2(a) through 2(n) to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 15, 2010.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position as of September 30, 2010 and December 31, 2009, the results of operations for the three and nine months ended September 30, 2010 and 2009 and the Company’s cash flows for the nine months ended September 30, 2010 and 2009. The results of operations and cash flows for the periods presented are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2010 or in any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2009 and 2008, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the U.S. Securities and Exchange Commission on March 15, 2010.

The accompanying unaudited consolidated financial statements include the accounts of the Company and the non-controlling interest relating to two Japanese container funds managed by the Company, in accordance with Accounting Standards Update (ASU) 2009-17, Consolidation (Topic 810): Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities, which amends FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). See Note 2(b) below. All intercompany transactions have been eliminated in consolidation. The non-controlling interest relating to the Company’s 80%-owned subsidiary, CAIJ, Inc., is not shown separately in the accompanying unaudited consolidated financial statements as required under Accounting Standard Codification (ASC) 810, Consolidation, as the amount is immaterial.

Management performed an evaluation of the Company’s activities through the filing of this Form 10-Q and has concluded there are no significant subsequent events requiring disclosure.

(b) Recent Accounting Pronouncements

In December 2009, the FASB issued ASU 2009-16, Accounting for Transfer of Financial Assets. This ASU amends the FASB Statement 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. ASU 2009-16 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. ASU 2009-16 is effective for the periods beginning after December 15, 2009 and may not be adopted early. The adoption of this ASU did not have a significant impact to the Company’s consolidated financial position or results.

Index

In October 2009, the FASB issued ASU No. 2009-13, Multiple Deliverable Revenue Arrangement. ASU 2009-13 sets forth the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple element arrangement when other items have not yet been delivered. This update amends ASC 605-25, Revenue Recognition—Multiple revenue Arrangements, to eliminate the requirement that all undelivered elements have vendor-specific objective evidence or third party evidence before an entity can recognize the portion of an overall arrangement fee that is attributable to items that have already been delivered. Additionally, this new guidance will require entities to disclose more information about their multiple-revenue arrangements. This consensus will be effective prospectively for revenue arrangements entered into or materially modified on or after June 15, 2010. Early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year. The Company adopted ASU 2009-13 on the aforementioned effective date and determined that it did not have a material effect on the Company’s financial results for the three and nine months ended September 30, 2010.

In December 2009, the FASB issued ASU 2009-17 which amends the Variable Interest Entity (“VIE”) Subsections of ASC Subtopic 810-10, Consolidation Overall, and revises the test for determining the primary beneficiary of a VIE from a primarily quantitative risk and reward calculation based on the VIE’s expected losses and expected residual returns, to a primarily qualitative analysis based on identifying the party or related party group (if any) with: (a) the power to direct the activities that most significantly impact the VIE’s economic performance and, (b) the obligation to absorb losses of, or the right to receive the benefits from, the VIE that could potentially be significant to the VIE. The ASU requires kick out rights and participating rights to be ignored in evaluating whether a variable interest holder meets the power criterion unless those rights are unilaterally exercisable by a single party or related party group. The ASU also revises the criteria for determining whether the fees paid by an entity to a decision maker or another service provider are a variable interest in the entity and revises the Topic 810 scope characteristic that identifies an entity as a VIE if the equity-at-risk investors as a group do not have the right to control the entity through their equity interest to address the impact of kick-out rights and participating rights on the analysis. Finally, the ASU adds a new requirement to reconsider whether an entity is a VIE if the holders of the equity investment at risk as a group lose the power, through the rights of those interests, to direct the activities that most significantly impact the VIE’s economic performance, and requires the Company to reassess on an ongoing basis whether it is deemed to be the primary beneficiary of a VIE. ASU 2009-17 requires the consolidation of the funds or entities in which the Company is determined to be a primary beneficiary.  ASU 2009-17 is effective for fiscal years beginning after December 15, 2009, with earlier adoption prohibited. The Company adopted ASU 2009-17 on January 1, 2010 and performed an evaluation of the existing container funds under its management to determine whether the Company is the primary beneficiary and has a controlling financial interest in any of those funds. With the exception of two Japanese funds that were established during the quarter ended September 30, 2010, the Company has determined that it is not a primary beneficiary of any of the other funds that it manages for investors as they do not meet both criteria of ASU 2009-17 for consolidation into the Company’s financial results. (See Notes 3 and 11).

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

(3) Consolidation of Variable Interest Entities as a Non-Controlling Interest

The Company adopted ASU 2009-17 on January 1, 2010 and performs ongoing evaluation of the existing container funds under its management to determine whether the container funds are considered VIEs, the Company has a variable interest in the VIEs and is the primary beneficiary of the VIEs.  The container funds, among others, include Japanese container funds that were established by a related party under separate investment agreements allowed under Japanese commercial laws (see Note 11).  Each of the funds are funded by unrelated third party investors.

The container funds under management are considered VIEs because as manager of the funds, the Company has the power to direct the activities that most significantly impact the entity’s economic performance such as leasing and managing the containers owned by the funds.  With the exception of two specific funds established during the three months ended September 30, 2010, the fees earned for arranging, managing and establishing the funds are not significant to the expected returns of the funds so the Company does not have a variable interest in the funds. The rights to receive benefits and obligations to absorb losses that could potentially be significant to the funds belong to the third party investors, so the Company concluded that it is not the primary beneficiary of the funds.

Index

With the exception of the sale of containers to two funds established during the three months ended September 30, 2010, the Company recognized gains on sale of containers to the unconsolidated VIEs as sales in the ordinary course of the business. During the nine months ended September 30, 2010 and 2009, the Company recognized gains of $614,000 and $753,000 respectively, relating to the sale of container portfolios.

During the three months ended September 30, 2010, the Company transferred approximately $16.0 million of containers to two specific Japanese funds that are considered VIEs. The terms of the transaction included options for the Company to purchase the containers from the funds at a fixed price. As a result of the residual interest resulting from the fixed price call option, the Company concluded that it may absorb a significant amount of the variability associated with the funds’ anticipated economic performance so the Company has a variable interest in the funds.  As the Company has the power to direct the activities that most significantly impact the economic performance of the VIEs and the variable interest provides the Company with the right to receive benefits from the entity that could potentially be significant to the funds, the Company determined that it is the primary beneficiary of these two specific VIEs and included the assets and liabilities as of September 30, 2010, and the results of operations and cash flows for the three and nine month periods ended September 30, 2010 in the consolidated financial statements.

The $16.0 million of containers transferred to the two Japanese VIEs have been included in container rental equipment and $492,000 of cash held by these container funds on the consolidated balance sheet with the offsetting equity related to the funds presented separately as non-controlling interest of $17.7 million in the equity section of the Company’s consolidated balance sheet.  No gain or loss was recognized upon the initial consolidation of the VIE.  Net income attributable to the two Japanese funds is presented as net income attributable to non-controlling interest on the Company’s consolidated statement of income as a deduction of $49,000 from the Company’s consolidated net income for the three and nine months ended September 30, 2010.

(4) Restructuring Charges

In February 2010, the Company completed the process of moving Consent’s office in Sweden to the Company’s European office in the United Kingdom. For the nine months ended September 30, 2010, the Company recorded additional restructuring charges totaling $107,000 for employee benefits and future rentals due on Consent’s office lease in Sweden. The following details the changes in the restructuring accruals during the nine months ended September 30, 2010 (in thousands):

Description	December 31, 2009	Additions	Payments	September 30, 2010
Termination benefits	$883	$39	$(651)	$271
Office lease exit costs	—	68	(13)	55

Total	$883	$107	$(664)	$326

Termination benefits consist of extended salaries and benefits to terminated employees. The Company remains obligated for lease payments for Consent’s office in Sweden through May 2012.

Restructuring charges were recorded as a component of marketing, general and administrative expenses in the Company’s consolidated statements of income and were allocated to the container leasing segment.

(5) Intangible Assets

The Company amortizes intangible assets on a straight line basis over their estimated useful lives as follows:

Trademarks	1-10 years
Software	1-3 years
Contracts- third party	7 years
Contracts and customer relationships-owned equipment	5-7 years
Non-compete agreements	2-3 years

Total amortization expense for the three months ended September 30, 2010 and 2009 was $339,000 and $399,000, respectively, and $1.0 million and $1.2 million for the nine months ended September 30, 2010 and 2009, respectively. Intangible assets as of September 30, 2010 were as follows (in thousands):

Index

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$1,279	$(542)	$737
Software	537	(537)	—
Contracts- third party	3,650	(2,086)	1,564
Contracts- owned equipment	4,014	(2,364)	1,650
Non-compete agreements	150	(135)	15
	$9,630	$(5,664)	$3,966

(6) Revolving Credit Facility, Related Party Term Loan and  Capital Lease Obligations

(a) Revolving Credit Facility

The Company has a senior secured credit facility with a consortium of banks to finance the acquisition of assets and for general working capital purposes. This agreement was amended on August 20, 2010 to extend the maturity date to September 25, 2014 and increase the maximum loan commitment from $290.0 million to $330.0 million with the ability to increase the facility up to $390.0 million without prior lender approval as long as no default or event of default then exists or would result thereon. As of September 30, 2010, the maximum credit commitment under the senior secured line of credit was $330.0 million.

The Company’s senior secured credit facility, including any amounts drawn on the facility, is secured by substantially all of the assets of the Company including the containers owned by the Company, the underlying leases thereon and the Company’s interest in any money received under such contracts. The facility may be increased under certain conditions described in the agreement governing the facility. In addition, there is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to the Company. These credit commitments are part of, and not in addition to, the total commitment provided under the agreement. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the senior secured credit facility. As of September 30, 2010, the interest rate under the amended agreement was approximately 2.8%. The agreement governing the Company’s senior secured credit facility also contains various financial and other covenants. It also includes certain restrictions on the Company’s ability to incur other indebtedness or pay dividends to stockholders. As of September 30, 2010, the Company was in compliance with the terms of the senior secured credit facility.

As of September 30, 2010, the outstanding balance under the Company’s senior secured revolving credit facility was $177.1 million. As of September 30, 2010, the Company had $152.7 million in availability under the senior secured credit facility (net of $193,000 in letters of credit) subject to our ability to meet the collateral requirements under the agreement governing the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

(b) Related Party Term Loan

On August 20, 2009, the Company signed a $10.0 million five-year loan agreement with the Development Bank of Japan (DBJ). As of the date of closing of the loan agreement, DBJ owned approximately 9.4% of the Company’s outstanding common stock. The term loan is payable in 19 quarterly installments of $200,000 starting October 31, 2009 and a final payment of $6.2 million on July 31, 2014. The term loan bears a variable interest rate based on British Bankers Association London Interbank Offered Rate (BBA LIBOR) plus 2.4% and is secured by certain container rental equipment owned by the Company. The term loan had a balance of $9.2 million and interest rate of 2.9% as of September 30, 2010. The agreement governing the Company’s term loan contains various financial and other covenants. As of September 30, 2010, the Company was in compliance with the terms of the term loan.

(c) Capital Lease Obligations

Upon the acquisition of Consent in April 2008, the Company assumed Consent’s capital lease obligations of $25.7 million. As of September 30, 2010, the Company’s capital lease obligations had a balance of $16.4 million. The underlying obligations are denominated in U.S. Dollars and Euros at floating interest rates averaging 2.6% as of September 30, 2010 and maturity dates between December 2010 and June 2019. The liability under each lease is secured by the underlying equipment on the lease.

Index

(7) Stock–Based Compensation Plan

(a) Stock Options

The following table summarizes the activity in the Company’s stock option plan for the nine-month periods ended September 30, 2010 and 2009:

	2010		2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2010 and 2009	930,180	$10.16	450,180	$15.01
Options granted- officers and employees	—	—	450,000	$5.60
Options granted- directors	42,500	$13.97	30,000	$5.60
Options exercised	—	—	—	$—
Options cancelled/forfeited	—	—	—	$—
Balance, September 30, 2010 and 2009	972,680	$10.32	930,180	$10.16
Options exercisable	555,775	$12.13	287,605	$15.02
Weighted average remaining term	7.8 years		8.7 years

Stock options granted to officers and employees have a vesting period of four years from grant date, with 25% vesting after one year, and 1/48th vesting each month thereafter until fully vested. Stock options granted to independent directors vest in one year. The value of the stock options granted in 2009 to officers and employees was approximately $1.0 million or $2.23 per share. The options granted the independent directors in 2010 and 2009 were valued at approximately $220,000 or $5.18 per share and $63,000 or $2.10 per share, respectively.

The fair value of the stock options granted to the Company’s officers, certain management employees and independent directors was determined using the Black-Scholes-Merton pricing model using the following weighted average assumptions during the nine months ended  September 30, 2010 and 2009:

	September 30, 2010	September 30, 2009

Weighted average stock price	$13.97	$5.60
Weighted average exercise price	$13.97	$5.60
Expected term:
Officers and employees	—	6.25 years
Directors	5.5 years	5.5 years
Weighted average volatility:
Officers and employees		35.1%
Directors	37.4%	35.2%
Forfeiture rate	0%	7.0%
Dividend yield	0%	0%
Risk free rate	1.77%	2.83%

An estimated forfeiture rate of 7% was applied and deducted from the value of options granted in  2009 resulting in amortizable stock-based compensation expense of $934,000 for officers and employees and $59,000 for directors. The forfeiture rate for options granted in 2009 was estimated based on the average forfeiture rates for similar companies for the last four years and the Company’s estimated future forfeitures. No forfeiture rate was applied to options granted in 2010 because of the short vesting period of one year. The forfeiture rate is subject to adjustment based on actual experience and the stock compensation expense is adjusted correspondingly as options vest. The risk-free rate is based on the implied yield on a U.S. Treasury bond with a term approximating the expected term of the option. In the absence of historical data, the assumed volatility factors used in the calculation were derived from the average price volatility of common shares for similar companies over a period approximating the expected term of the options. As the Company has no sufficient historical data, the expected option term is calculated using the simplified method (“Plain Vanilla” approach) in accordance with the SEC Staff Accounting Bulletin No. 110.

The Company recorded stock-based compensation expense of $259,000 and $224,000 relating to stock options for the three months ended September 30, 2010 and 2009, respectively, and $736,000 and $592,000 for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, the remaining unamortized stock-based compensation cost relating to stock options granted to the Company’s executive officers and management employees was approximately $1.0 million which is to be recognized over the remaining weighted average vesting period of 1.9 years. Unamortized stock-based compensation cost relating to independent directors’ options as of September 30, 2010 was approximately $171,000 which is to be recognized over an average  remaining vesting period of 9 months. The aggregate intrinsic value of all options outstanding as of September 30, 2010 was $4.7 million based on the closing price of the Company’s common stock of $15.17 per share.

Index

(b) Restricted Stock Grant

The following table summarizes the activity relating to the Company’s restricted stock for the nine months ended September 30, 2010 and 2009:

	2010		2009
	No. of Shares	Weighted Average Grant Date Fair Value Per Share	No. of Shares	Weighted Average Grant Date Fair Value Per Share

Balance, January 1, 2010 and 2009	11,544	$14.93	23,568	$14.93
Shares vested and issued during the period	(11,544)	$14.93	(11,546)	$14.93
Forfeitures	—		(478)	$15.00

Balance, September 30, 2010 and 2009	—		11,544	$14.93
Weighted average remaining vesting period	—		7.6 months

For the nine months ended September 30, 2010 and 2009, the Company withheld 3,186 and 3,124 shares, respectively, from the vested restricted shares to cover withholding taxes. The Company retired those shares and paid the applicable minimum withholding taxes to federal and state taxing authorities. The restricted shares granted in May and July 2007 had a three-year vesting period, with one third of vested shares issued every 12 months from grant date. Compensation expense relating to restricted stock for the three months ended September 30, 2010 and 2009 was $1,000 and $44,000, respectively, and $61,000 and $132,000 for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, all restricted shares of stock awarded to employees were fully vested and no unrecognized expense relating to restricted stock remains on the Company’s books.

Compensation expense relating to stock options and restricted stock is recorded as a component of marketing, general and administrative expense in the Company’s consolidated statements of income.

(8) Income Taxes

The consolidated income tax expense for the three and nine months ended September 30, 2010 and 2009 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2010 and 2009, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes and the effect of certain permanent differences.

The Company recognizes in its financial statements a liability for tax uncertainty if it is more likely than not that the position will be sustained on audit, based on the technical merits of the position. During the three months ended September 30, 2010, the Company released a liability for an uncertain tax position of $2.1 million due to the lapsing of the statute of limitation.

Excluding the effect of the reduction of $2.1 million accrued tax liability for an uncertain tax position, the Company’s effective tax rates for the three and nine months ended September 30, 2010 were 18.3% and 17.7%, respectively, compared to 19.3 % and 24.9 % for the three and nine months ended September 30, 2009, respectively. The lower effective tax rates for the three and nine months ended September 30, 2010 were due primarily to higher pretax income from foreign operations where statutory rates are lower than the U.S. income tax rates.

(9) Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheets for cash, accounts receivable, and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The balance of the Company’s capital lease obligation of $16.4 million was estimated to have fair value of approximately $15.7 million as of September 30, 2010  based on the fair value of their estimated future payments calculated using the prevailing interest rates. Management believes that the principal amounts of the Company’s senior secured revolving credit facility of $177.1 million, related party term loan payable of $9.2 million and net investment in direct finance leases of $13.1 million approximate their fair value as of September 30, 2010, based on discounted cash flow calculated using prevailing interest rate.

Index

(10) Commitments and Contingencies

In addition to its debt obligations described in Note 5 above, the Company has commitments to purchase approximately $43.5 million of container equipment as of September 30, 2010. The Company also utilizes certain office facilities and equipment under long-term non-cancellable operating lease agreements with total future minimum lease payments of approximately $7.2 million as of September 30, 2010.

(11) Related Party Transaction

During the nine months ended September 30, 2010 and 2009, the Company transferred legal ownership of dry van containers to Japanese container funds which were established by Japan Investment Adviser Co., Ltd. (JIA) and CAIJ. CAIJ is an 80%- owned subsidiary of CAI with the remaining 20% owned by JIA. JIA is owned and controlled by a Managing Director of CAIJ.  Prior to the transfer of containers from the Company, the container funds received contributions from unrelated Japanese investors, under separate Japanese investment agreements allowed under Japanese commercial laws. The contributions were used to purchase container equipment from the Company. Under the terms of the agreements, the CAI-related Japanese entities manage the activities of the Japanese entities but may outsource the whole or part of each operation to a third party. Pursuant to its services agreement with investors, the Japanese container funds have outsourced the general management of their operations to CAIJ. The Japanese container funds have also entered into equipment management service agreements whereby the Company manages the activities such as leasing and managing of containers owned by the Japanese container funds.

As described in Note 3, the Japanese container funds are considered VIEs. However, with the exception of the two specific Japanese funds described in Note 3, the Company does not consider its interest in the Japanese container funds to be a variable interest. As such, the Company did not consolidate the assets and liabilities, results of operations or cash flows in its consolidated financial statements.

The sale of containers to the unconsolidated Japanese VIEs has been recorded on the Company’s books as a sale in the ordinary course of the business. During the nine months ended September 30, 2010 and 2009, the Company recognized gains of $614,000 and $753,000 respectively, relating to the sale of containers to the Japanese container funds. Fees received and recognized as revenue from the unconsolidated Japanese VIEs  were $111,000 and $37,000 during the three months ended September 30, 2010 and 2009, respectively, and $701,000 and $279,000 during the nine months ended September 30, 2010 and 2009, respectively.

As described in Note 3, the Company has included in its consolidated financial statements, the assets and liabilities, results of operations, and results of cash flows of two specific Japanese container funds that it manages, in accordance with ASU 2009-17.

Index

On August 20, 2009, the Company signed a $10.0 million, five-year loan agreement with the Development Bank of Japan (DBJ). As of the date of closing of the loan agreement, DBJ owned approximately 9.4% of the Company’s outstanding common stock. See Note 5(b) for more information relating to this loan.

 12)  Comprehensive Income

The following table provides a reconciliation of the Company’s net income to comprehensive income attributable to CAI International, Inc. common shareholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$9,210	$3,194	$17,935	$10,482
Other comprehensive income:
Foreign currency translation adjustments	2,056	636	(748)	1,018

Total comprehensive income	$11,266	$3,830	$17,187	$11,500
Less: Comprehensive income attributable to non-controlling interest	(49)	-	(49)	-

Total comprehensive income attributable to CAI common stockholders	$11,217	$3,830	$17,138	$11,500

(13) Segment Information

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

The following tables show condensed segment information for the Company’s container leasing and container management segments for the three and nine months ended September 30, 2010 and 2009, reconciled to the Company’s income before taxes as shown in its consolidated statements of income for such periods (in thousands). The Company makes its management decisions based on pre-tax income, and as such does not allocate income tax expense/benefit to its segments.

Index

	Three Months Ended September 30, 2010				Three Months Ended September 30, 2009
	Container Leasing	Container Management	Unallocated	Total	Container Leasing	Container Management	Unallocated	Total
Total revenue	$17,875	$2,244	$-	$20,119	$13,894	$1,815	$-	$15,709
Operating expenses	8,565	1,422	-	9,987	9,298	1,463	-	10,761
Operating income	9,310	822	-	10,132	4,596	352	-	4,948
Interest expense (income)	1,442	-	(1)	1,441	992	-	(1)	991
Net income before income taxes	$7,868	$822	$1	$8,691	$3,604	$352	$1	$3,957
Total assets	$481,503	$21,659	$-	$503,162	$360,893	$24,184	$-	$385,077

	Nine Months Ended September 30, 2010				Nine Months Ended September 30, 2009
	Container Leasing	Container Management	Unallocated	Total	Container Leasing	Container Management	Unallocated	Total
Total revenue	$45,100	$7,575	$-	$52,675	$42,784	$7,162	$-	$49,946
Operating expenses	25,897	4,414	-	30,311	28,313	4,334	-	32,647
Operating income	19,203	3,161	-	22,364	14,471	2,828	-	17,299
Iinterest expense (income)	3,262	-	(121)	3,141	3,344	-	(8)	3,336
Net income before income taxes	$15,941	$3,161	$121	$19,223	$11,127	$2,828	$8	$13,963
Total assets	$481,503	$21,659	$-	$503,162	$360,893	$24,184	$-	$385,077

During the three and nine months ended September 30, 2010 and 2009, the Company refined its methodology for allocating marketing, general and administrative  (MG&A) expense to each segment based on a study which analyzed the departmental composition of our MG&A expense.  The expense allocation was based on either revenue or twenty-foot equivalent units (TEUs) of containers in each segment, depending on the function of the department which incurred the expense. Management believes that this allocation results in a more representative distribution of MG&A expense between the two segments. Prior to September 30, 2010, the Company had been allocating  MG&A expense to each segment based solely on the ratio of owned and managed TEUs to its total fleet of TEUs after directly assigning MG&A expense relating to its Consent and CAIJ subsidiaries to the container leasing and container management segment, respectively.

Using an expense allocation methodology based solely on container fleet ownership, the Company had previously reported operating expenses of $7.8 million and a pre-tax income of $5.1 million for the three months ended September 30, 2009, and operating expenses of $23.1 million and a pre-tax income of $16.3 million for the nine months ended September 30, 2009 allocated to the container leasing segment. The Company had previously reported for the container management segment operating expenses of $2.9 million and a pretax loss of $1.1 million for the three months ended September 30, 2009, and operating expenses of $9.5 million and a pre-tax loss of $2.4 million for the three months ended September 30, 2009.

(14) Earnings Per Share

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

The following table sets forth the reconciliation of basic and diluted net income per share for the three and nine months ended September 30, 2010 and 2009 (in thousands, except per share data).

Index

	Three Months Ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009
Numerator:
Net income attributable to CAI common stockholders, basic and diluted	$9,161	$3,194	$17,886	$10,482

Denominator:
Weighted-average shares used in the calculation of basic earnings per share	17,914	17,905	17,910	17,901
Dilutive effect of stock options and restricted stock	237	-	212	-
Weighted-average shares used in the calculation of diluted earnings per share	18,151	17,905	18,122	17,901

Net income per share:
Basic	$0.51	$0.18	$1.00	$0.59
Diluted	$0.50	$0.18	$0.99	$0.59

The calculation of diluted earnings per share for the three and nine months ended September 30, 2010 excluded from the denominator 492,680 shares of stock options granted to officers and directors because their effect would have been anti-dilutive. The calculation of diluted earnings per share for the three and nine months ended September 30, 2009 excluded from the denominator 930,180 shares of stock options granted to officers, certain management employees and independent directors and 11,544 shares of restricted stocks because their effect would have been anti-dilutive.

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

Index

Overview

We are one of the world’s leading container leasing and management companies. We purchase new containers, lease them to container shipping lines and either retain them as part of our owned fleet or sell them to container investors for whom we then provide management services. In operating our fleet, we lease, re-lease and dispose of containers and contract for the repair, repositioning and storage of containers. As of September 30, 2010, our fleet comprised approximately 799,500 twenty-foot equivalent units (TEUs) of containers. The following table shows the composition of our fleet as of September 30, 2010 and 2009 and our average fleet utilization for the three and nine months ended September 30, 2010 and 2009:

	As of September 30, 2010	As of September 30, 2009
	(unaudited)
Managed fleet in TEUs	509,488	511,753
Owned fleet in TEUs	289,965	244,416

Total	799,453	756,169

	Three Months Ended September 30,		Nine months Ended September 30,
	2010	2009	2010	2009
	(unaudited)
Average fleet utilization rate for the period	98.1%	80.0%	93.8%	82.3%

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

We plan to increase both the number of owned containers as well as the number of managed containers in our fleet. During the nine months ended September 30, 2010, we purchased approximately $181.9 million of additional containers. We plan to invest in additional containers as the economic recovery continues and world trade volume increases. We believe it is important to maintain a balance between the size of our owned fleet and our managed fleet in order to have multiple sources of revenue.

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The following table summarizes our operating results for the three-month periods ended September 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2010	2009	Amount	Percent
	(unaudited)
Total revenue	$20,119	$15,709	$4,410	28.1%
Operating expenses	9,987	10,761	(774)	(7.2)%
Net income attributable to CAI common stockholders	9,161	3,194	5,967	186.8%

Total revenue of $20.1 million for the three months ended September 30, 2010 increased $4.4 million, or 28.1%, from $15.7 million for the three months ended September 30, 2009, due primarily to the increase in container rental and management fees revenue resulting from the higher average utilization of both our owned and managed containers, higher per diem rates on short-term leases and increasing fleet size. Operating expenses of $10.0 million for the quarter ended September 30, 2010 were 7.2% lower than the $10.8 million recorded during the same three-month period in 2009, mainly as a result of higher gains on sale of used container equipment and lower storage, handling and other expenses, partly offset by higher depreciation expense and a loss on foreign exchange.  Income tax expense decreased $1.3 million mainly as a result of a $2.1 million reduction of an accrued tax liability.  The increase in revenue and reductions in operating expenses and income tax expense, were partly offset by the increase in interest expense,  resulting in a $6.0 million, or 186.8%, increase in our net income to $9.2 million for the three months ended September 30, 2010, compared to $3.2 million for the same three-month period in 2009.

Revenue. The composition of our revenue is shown on our unaudited consolidated statements of income included in this filing. The following discussion explains the significant changes in the composition of our total revenue for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009:

Index

Container Rental Revenue. Container rental revenue increased $3.8 million, or 28.2%, to $17.2 million for the three months ended September 30, 2010 from $13.4 million for the three months ended September 30, 2009. The increase was primarily driven by the higher utilization of our owned containers, increase in the average number of owned containers on lease and higher average per diem rate on short-term leases.

Management Fee Revenue. Management fee revenue for the three months ended September 30, 2010 was $2.2 million, an increase of $429,000, or 23.6%, from $1.8 million for the same period in 2009. The increase was due primarily to increased utilization of our managed containers and increase in the average number of managed containers on lease.

Finance Lease Income. Finance lease income increased $203,000, or 41.6%, to $691,000 during the three months ended September 30, 2010, from $488,000 during the three months ended September 30, 2009. The increase was primarily due to the impact of additional Deferred Finance Lease (DFL) contracts signed in the prior quarter.

Expenses. Details of our operating expenses for the three-month periods ended September 30, 2010 and 2009 are shown on our unaudited statements of income included in this filing. The following discussion explains the significant changes in expenses for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009:

Depreciation of Container Rental Equipment. Depreciation of container rental equipment increased by $1.1 million, or 26.6%, to $5.4 million for the three months ended September 30, 2010, from $4.3 million for the three months ended September 30, 2009. The higher expense was primarily due to the increase in the average number of owned containers at a higher cost during the three months ended September 30, 2010 as compared to the same period last year.

Amortization of Intangible Assets. Amortization expense relating to intangible assets for the three months ended September 30, 2010 decreased $60,000, or 15.0%, to $339,000 from $399,000 during the same period last year. The decrease was attributable primarily to exchange rate differences on the reporting of the amortization of Consent intangibles, which are recorded in Euros and translated to U.S. dollars, and to trademark and software acquired from Consent which have been fully amortized since the third quarter of 2009.

Gain on Disposition of Used Container Equipment. Gain on disposition of used container equipment increased by $852,000, or 86.1%, to $1.8 million for the three months ended September 30, 2010, from $990,000 for the three months ended September 30, 2009. The increase was due primarily to higher margins, partly offset by lower volume of used containers sold in the secondary market during the three months ended September 30, 2010 as compared to the same period last year.

Storage, Handling and Other Expenses. Storage, handling and other expenses decreased by $1.2 million, or 55.8%, to $987,000 million for the three months ended September 30, 2010, from $2.2 million for the three months ended September 30, 2009. The decrease reflects the impact of higher utilization of our owned containers resulting in lower number of containers in storage at various depots.

Loss (gain) on foreign exchange. We incurred a loss of $116,000 on foreign exchange transactions for the three months ended September 30, 2010 compared to a gain of $150,000 during the three months ended September 30, 2009. The loss resulted primarily from the weakening of the US dollar against the Euro (the functional currency used by Consent) and other foreign currencies. A loss on foreign currency occurred when our foreign operations settled contracts denominated in U.S. dollars and remeasured liabilities denominated in U.S. dollars. The average exchange rates for the Euros and British Pound Sterling to U.S. dollar increased over the course of the three months  ended September 30, 2010 compared to the same period last year.

Net Interest Expense. Net interest expense of $1.4 million for the three months ended September 30, 2010 increased $450,000, or 45.4%, from $991,000 incurred during the three months ended September 30, 2009. The increase in net interest expense was due primarily to a higher average principal balance and a higher interest rate of our senior secured credit facility.

Income Tax Expense. Income tax expense for the three months ended September 30, 2010 was negative $519,000, a $1.3 million decrease when compared to $763,000 for the three months ended September 30, 2009.  The decrease was due primarily to the reduction of an accrued tax liability of $2.1 million resulting from an uncertain tax position.  Without this reduction, income tax expense for the three months ended September 30, 2010 would have been $1.6 million and the effective tax rate would have been 18.3% compared to 19.3% for the three months ended September 30, 2009. The lower effective tax rate for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 is mainly attributable to a higher proportion of overall pretax income coming from our foreign operations where statutory rates are lower than the U.S. income tax rates.

Index

Segment Information.

The following table summarizes our results of operations for each of our business segments for the three-month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Increase (Decrease)
	2010	2009	Amount	Percent
	(in thousands) (unaudited)
Container Leasing
Total revenue	$17,875	$13,894	$3,981	28.7%
Operating expenses	8,565	9,298	(733)	(7.9)
Interest expense	1,442	992	450	45.4
Income before taxes attributable to segment	$7,868	$3,604	$4,264	118.3
Container Management
Total revenue	$2,244	$1,815	$429	23.6%
Operating expenses	1,422	1,463	(41)	(2.8)
Income before taxes attributable to segment	$822	$352	$470	133.5

During the three and nine months ended September 30, 2010 and 2009, we refined our methodology for allocating marketing, general and administrative  (MG&A) expense to each segment based on a study which analyzed the departmental composition of our MG&A expense.  The expense allocation was based on either revenue or twenty-foot equivalent units (TEUs) of containers in each segment, depending on the function of the department which incurred the expense. We believe that this allocation results in a more representative distribution of MG&A expense between the two segments. Prior to September 30, 2010, we had been allocating  MG&A expense to each segment based solely on the ratio of owned and managed TEUs to its total fleet of TEUs after directly assigning MG&A expense relating to our Consent and CAIJ subsidiaries to the container leasing and container management segments, respectively.

Container Leasing. Total revenue from our container leasing segment increased $4.0 million, or 28.7%, to $17.9 million for the three months ended September 30, 2010 from $13.9 million during the three months ended September 30, 2009. Container rental revenue and finance lease income increased by $3.8 million and $203,000, respectively. The increase in container rental revenue was primarily driven by the higher utilization of our owned containers, increase in the average number of owned containers on lease and higher average per diem rate on short-term leases. Finance lease income increased from the same period last year due primarily to the impact of new DFL contracts signed in the prior quarter.

Total operating expenses for the container leasing segment for the three months ended September 30, 2010 decreased $733,000 or 7.9%, to $8.6 million from $9.3 million for the three months ended September 30, 2009. The decrease was primarily due to higher gain on disposition of used container equipment and decrease in storage, handling and other expenses, partly offset by the increase in depreciation and higher loss on foreign exchange. We had previously reported operating expenses of $7.8 million and a pre-tax income of $5.1 million allocated to the container leasing segment for the three months ended September 30, 2009 using a methodology of allocating  MG&A expense based solely on the ratio of our owned  containers in TEUs to our total fleet TEUs.

Interest expense for the three months ended September 30, 2010 increased $450,000, or 45.4%, to $1.4 million compared to $992,000 for the same period last year. The increase in net interest expense was due primarily to increasing average principal balance of our senior secured credit facility and capital lease obligations and higher interest rate.

Container Management. Total revenue of $2.2 million from our container management segment for the three months ended September 30, 2010 was $429,000, or 23.6%, higher than the $1.8 million revenue for the three months ended September 30, 2009. This increase in revenue was primarily due to a $429,000, or 23.6%, increase in management fee revenue. The increase in management fee revenue was attributable to the higher utilization of our managed containers and an increase in the average number of managed containers on lease which resulted in a higher profitability of our investor portfolios from which we derived our management fee income.

Total operating expenses of $1.4 million for the container management segment for the three months ended September 30, 2010 decreased $41,000, or 2.8%, from $1.5 million for the three months ended September 30, 2009, resulting primarily from the decrease in MG&A expense allocated to this segment. We had previously reported $2.9 million of operating expenses and a loss of $1.1 million for the three months ended September 30, 2009 for the container management segment using a methodology of allocating MG&A expense based solely on the ratio of our managed containers in TEUs to our total fleet TEUs. Management believes that the new method of allocating MG&A expense based on either revenues or TEU’s of containers in each segment, depending on the function of the department which incurred the expense, has resulted in a more reasonable distribution of MG&A expense between the two segments.

Index

 Nine Months Ended September 30, 2010 Compared to Nine months Ended September 30, 2009

The following table summarizes our operating results for the nine-month periods ended September 30, 2010 and 2009 (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2010	2009	Amount	Percent
	(unaudited)
Total revenue	$52,675	$49,946	$2,729	5.5%
Operating expenses	30,311	32,647	(2,336)	(7.2)%
Net income attributable to CAI common stockholders	17,886	10,482	7,404	70.6%

Total revenue of $52.7 million for the nine months ended September 30, 2010 increased $2.7 million, or 5.5%, from the nine months ended September 30, 2009, due primarily to the increase in container rental and management fee revenues resulting from the higher average utilization of both our owned and managed containers, offset in part by lower gains on sale of container portfolios and a decrease in finance lease income. Operating expenses for the nine months ended September 30, 2010 decreased $2.3 million, or 7.2%, from the same nine-month period in 2009, mainly as a result of higher gain on disposition of used container equipment and decreases in storage, handling and repairs expenses, amortization of intangible assets and impairment charges, partly offset by increases in MG&A expense, foreign exchange loss and depreciation expense. Our net income increased $7.4 million, or 70.6%, to $17.9 million for the nine months ended September 30, 2010, from $10.5 million for the comparable period in 2009. The increase in net income resulted primarily from higher revenue, lower operating expenses, interest expense and income taxes.

Revenue. The composition of our revenue is shown on our unaudited consolidated statements of income included in this filing. The following discussion explains the significant changes in the composition of our total revenue for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009:

Container Rental Revenue. Container rental revenue increased $2.5 million, or 6.1%, to $43.5 million for the nine months ended September 30, 2010 from $41.0 million for the nine months ended September 30, 2009. The increase in container rental revenue was primarily driven by the higher average utilization of our owned containers, increase in the average number of owned containers on lease and higher average per diem rate on short-term leases, partly offset by the decrease in average long-term per diem rate.

Management Fee Revenue. Management fee revenue for the nine months ended September 30, 2010 was $7.0 million, an increase of $552,000, or 8.6%, from $6.4 million for the nine months ended September 30, 2009. The increase was due primarily to the increase in deal origination fees earned on management contracts. In addition, the increase in average utilization rate and average quantity of managed containers on lease resulted in higher net operating income of our  managed funds on which our management fees are based.

Gain on Sale of Container Portfolios. Gain on sale of container portfolios of $614,000 for the nine months ended September 30, 2010 was $139,000, or 18.5%, lower than the gain of $753,000 recognized for the nine months ended September 30, 2009. We sold more containers during the nine months ended September 30, 2010 but at a lower margin compared to the nine months ended September 30, 2009.

Finance Lease Income. Finance lease income decreased $204,000, or 11.3%, to $1.6 million for the nine months ended September 30, 2010 from $1.8 million for the nine months ended September 30, 2009. This decrease was primarily due to lower average principal balance of our existing DFLs during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, partly as a result of converting certain DFL contracts to operating leases.

Index

Operating Expenses. Details of our operating expenses for the nine-month periods ended September 30, 2010 and 2009 are shown on our unaudited statements of income included in this filing. The following discussion explains the significant changes in expenses for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009:

Depreciation of Container Rental Equipment. Depreciation of container rental equipment increased by $1.2 million, or 9.5%, to $14.1 million for the nine months ended September 30, 2010, from $12.9 million for the nine months ended September 30, 2009. The higher expense was primarily due to the increase in the average number of owned containers at a higher cost during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

Amortization of Intangible Assets. Amortization expense relating to intangible assets for the nine months ended September 30, 2010 decreased $173,000, or 14.3%, to $1.0 million from $1.2 million during the same period last year. The decrease resulted primarily from exchange rate differences on the reporting of the amortization of Consent intangibles, which are recorded in Euros and translated to U.S. dollars, and trademarks that have been fully amortized. Additionally, software acquired from Consent have been fully amortized since the third quarter of 2009.

Gain on Disposition of Used Container Equipment. Gain on disposition of used container equipment increased by $3.4 million, or 140.9%, to $5.8 million for the nine months ended September 30, 2010, from $2.4 million for the nine months ended September 30, 2009. The increase primarily resulted from the higher volume of used containers sold at a higher margin during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

Storage, Handling and Other Expenses. Storage, handling and other expenses declined by $1.4 million, or 22.4%, to $4.9 million for the nine months ended September 30, 2010, from $6.4 million for the nine months ended September 30, 2009. The increase in utilization rate of our owned containers has resulted in lower storage and handling costs during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

Loss (gain) on foreign exchange. We recorded a loss of $527,000 on foreign exchange transactions for the nine months ended September 30, 2010 compared to a gain of $153,000 during the nine months ended September 30, 2009. The loss resulted from the strengthening of the U.S. dollar against the Euro (the functional currency used by Consent) and other foreign currencies. A loss on foreign currency occurred when our foreign operations settled contracts denominated in U.S. dollars and remeasured liabilities denominated in U.S. dollars. The average exchange rates for the Euros and British Pound Sterling to U.S. dollar declined during the nine months ended September 30, 2010 compared to the same period last year.

Net Interest Expense. Net interest expense of $3.1 million for the nine months ended September 30, 2010 decreased $195,000, or 5.8%, from $3.3 million incurred during the nine months ended September 30, 2009. The decrease in net interest expense was due primarily to the lower average balance of our debt under our senior secured credit facility and an increase in interest income.

Income Tax Expense. Income tax expense for the nine months ended September 30, 2010 was $1.3 million, a $2.2 million, or 63.0%, decrease from $3.5 million for the nine months ended September 30, 2009. The decrease was due primarily to the reduction of an accrued tax liability of $2.1 million resulting from an uncertain tax position.  Without this reduction, income tax expense for the nine months ended September 30, 2010 would have been $3.4 million and the effective tax rate would have been 17.7% compared to 24.9% for the same period in 2009. The lower effective tax rate for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 is mainly attributable to a higher proportion of overall pretax income coming from our foreign operations where statutory rates are lower than the U.S. income tax rates.

Index

Segment Information

The following table summarizes our results of operations for each of our business segments for the nine-month periods ended September 30, 2010 and 2009:

	Nine Months Ended September 30,		Increase (Decrease)
	2010	2009	Amount	Percent
	(in thousands) (unaudited)
Container Leasing
Total revenue	$45,100	$42,784	$2,316	5.4%
Operating expenses	25,897	28,313	(2,416)	(8.5)
Interest expense	3,262	3,344	(82)	(2.5)
Income before taxes attributable to segment	$15,941	$11,127	$4,814	43.3
Container Management
Total revenue	$7,575	$7,162	$413	5.8%
Operating expenses	4,414	4,334	80	1.8
Income before taxes attributable to segment	$3,161	$2,828	$333	11.8

As previously noted in the preceding discussion, we refined our methodology for allocating marketing, general and administrative  (MG&A) expense to each segment for the three and nine months ended September 30, 2010 and 2009, based on a study which analyzed the departmental composition of MG&A expense.  The expense allocation was based on either revenues or twenty-foot equivalent units (TEU’s) of containers in each segment, depending on the function of the department which incurred the expense. We believe that this allocation results in a more representative distribution of MG&A expense between the two segments. Prior to September 30, 2010, we had been allocating  MG&A expense to each segment based solely on the ratio of owned and managed TEUs to its total fleet of TEUs after directly assigning MG&A expense relating to our Consent and CAIJ subsidiaries to the container leasing and container management segments, respectively.

Container Leasing. Total revenue from our container leasing segment increased $2.3 million, or 5.4%, to $45.1 million for the nine months ended September 30, 2010 from $42.8 million during the nine months ended September 30, 2009. The increase in revenue was principally driven by higher utilization rates and higher average per diem rates on short term leases resulting in higher container rental revenue. Revenue from direct finance leases decreased due primarily to a lower average principal balance of our existing DFLs during the nine months ended September 30, 2010 compared to the same period last year, partly as a result of converting certain finance lease contracts to operating leases.

Total operating expenses for the container leasing segment decreased $2.4 million, or 8.5%, to $25.9 million for the nine months ended September 30, 2010 from $28.3 million for the nine months ended September 30, 2009. The decrease was primarily due to lower expenses that were directly allocated to the container leasing segment including gain on disposition of used container equipment and decreases in storage, handling and repairs expenses, amortization of intangible assets and impairment charges. These were partly offset by increases in MG&A (including bad debt expense which was fully allocated to the container leasing segment), foreign exchange loss and depreciation expense. We had previously reported operating expense of $23.1 million and a pre-tax income of $16.3 million allocated to the container leasing segment for the nine months ended September 30, 2009 using a methodology of allocating MG&A expense based solely on the ratio of our owned containers in TEUs to our total fleet TEUs.

Container Management. Total revenue from our container management segment for the nine months ended September 30, 2010 was $7.6 million, an increase of $413,000, or 5.8%, from the nine months ended September 30, 2009 This increase in revenue was primarily due to a $552,000 increase in management fee revenue, partly offset by a $139,000 decrease in gain on sale of container portfolios, compared to the nine months ended September 30, 2009. The increase in management fee revenue was attributable to the higher utilization of our managed containers and an increase in the average number of managed containers on lease which resulted in a higher profitability of some of our investor portfolios from which we derived our management fee income. Total operating expenses of $4.4 million allocated to this segment increased by $80,000, or 1.8%, from $4.3 million for the same period last year primarily as a result of higher MG&A.

Index

We had previously reported $9.5 million of operating expenses and a loss of $2.4 million for the nine months ended September 30, 2009 for the container management segment using a methodology of allocating MG&A expense based solely on the ratio of our managed containers in TEUs to our total fleet TEUs. We believe that the revised method of allocating MG&A expense based on either revenues or TEUs of containers in each segment, depending on the function of the department which incurred the expense, has resulted in a more reasonable distribution of MG&A expense between the two segments.

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

As of September 30, 2010, the maximum credit commitment under our existing senior secured credit facility was $330.0 million. Our senior secured credit facility is secured by substantially all of our assets, including our containers and the underlying leases thereon and our interest in any money received under such contracts. The facility may be increased under certain conditions described in the agreement. In addition, there is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The amended agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to us. These credit commitments are part of, and not in addition to, the maximum credit commitment of $330.0 million. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar Rate loans as defined in the senior secured credit facility. As of September 30, 2010 the interest rate on our senior secured credit facility was 2.8%. Our senior secured credit facility will expire on September 25, 2014.

As of September 30, 2010, we had $152.7 million (net of $193,000 in letters of credit) in availability under our senior secured credit facility, subject to our ability to meet the collateral requirements under the agreement governing our senior secured credit facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

We intend to use our senior secured credit facility primarily to fund the purchase of containers in the future. As of September 30, 2010, we had commitments to purchase $43.5 million of container equipment and had rental equipment payable of $76.6 million. We have typically used the proceeds from sales of container portfolios to container investors to repay our senior secured credit facility. As we expand our owned fleet, our senior secured credit facility balance will be higher and will result in higher interest expense. In addition to customary events of default, our senior secured credit facility contains financial covenants that require us to maintain certain ratios in our financial statements. As of September 30, 2010, we were in compliance with the financial covenants in our senior secured credit facility.

Our capital leases are denominated in U.S. dollars and Euros, are financed by various European banks and financial institutions and secured by their underlying assets. As of September 30, 2010, our capital lease obligations totaled $16.4 million, with fixed and floating interest rates averaging 2.6%.

On August 20, 2009, we signed a $10.0 million, five-year loan agreement with Development Bank of Japan (DBJ). The loan is payable in 19 quarterly installments of $200,000 starting October 31, 2009 and a final payment of $6.2 million on July 31, 2014. The loan bears a variable interest rate based on BBA LIBOR plus 2.4% and is secured by certain of our container rental equipment. The loan had a balance of $9.2 million and interest rate of 2.9% as of September 30, 2010. DBJ owned approximately 9.4% of the Company’s outstanding common stock as of the date of closing of the loan agreement.

         On August 2, 2010, we filed with the SEC a universal shelf registration statement on Form S-3 for $30 million of securities to provide us with financing flexibility.

Index

Cash Flow

The following table sets forth certain cash flow information for the nine months period ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
	(unaudited)
Net income	$17,935	$10,482
Adjustments to income	7,092	6,678
Net cash provided by operating activities	25,027	17,160

Net cash used in investing activities	(65,265)	(3,221)

Net cash provided by (used in) financing activities	37,171	(34,492)

Effect on cash of foreign currency translation	(206)	443

Net decrease in cash	(3,273)	(20,110)

Cash at beginning of period	14,492	28,535

Cash at end of period	$11,219	$8,425

Cash Flows From Operating Activities

Net cash provided by operating activities of $25.0 million for the nine months ended September 30, 2010 was $7.9 million higher than the $17.2 million cash provided by operating activities for the nine months ended September 30, 2009. The increase was due primarily to a $7.5 million increase in net income.

Cash Flows From Investing Activities

Net cash used in investing activities was $65.3 million for the nine months ended September 30, 2010 compared to $3.2 million for the nine months ended September 30, 2009. The net increase in cash usage of $62.0 million was principally due to the $74.0 million increase in the purchase of containers, partly offset by a of $12.8 million increase in net proceeds from the sale of container portfolios and disposition of used container equipment. In addition to newly manufactured container purchases,  we acquired containers from a shipping line under a sale-leaseback arrangement in the current fiscal year.

Cash Flows From Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2010 was $37.2 million compared to $34.5 million net cash used in financing activities for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, borrowings from bank debts (primarily our senior secured credit facility) increased by $42.8 million while payments of our bank debts, capital lease obligations and term loan decreased by $14.3 million. In addition, we received $17.6 million of capital contribution from two Japanese container funds that were included in our consolidated balance sheet  as of September 30, 2010 as a non-controlling interest.

Index

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments by due date as of September 30, 2010 (in thousands):

	Payments Due by Period

	Total	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	More than 5 years
Total debt obligations:
Senior secured credit facility	$177,100	$-	$-	$-	$177,100	$-	$-

DBJ Term Loan - Principal	9,200	800	800	800	6,800	-	-

Total Interest on Debt & Capital Lease	21,470	5,513	5,384	5,274	5,170	64	65

Purchase obligations payable	76,618	76,618	-	-	-	-	-

Rent, office facilities and equipment	7,224	1,061	1,142	1,031	955	966	2,069

Capital lease obligations	16,449	4,740	3,262	3,252	1,607	1,425	2,163

Container purchases commitments	43,480	43,480	-	-	-	-	-

Total contractual obligations	$351,541	$132,212	$10,588	$10,357	$191,632	$2,455	$4,297

(1)
Our estimate of interest expense commitment includes $19.5 million relating to our senior secured credit facility, $898,000 relating to our related party term loan and $1.0 million relating to our capital lease obligations. The calculation of interest related to our senior secured credit facility assumes that the interest rate of 2.8% as of September 30, 2010 will remain at the same interest level over its remaining term. We expect that the interest rate will vary over time based upon fluctuations in the underlying indexes upon which this interest rate is based. The interest calculation relating to our related party term loan and capital lease obligations was based on an assumed weighted average interest rate of 2.9% and 2.6%, respectively, over their remaining terms.

(2)
We committed to purchase new containers in anticipation of increased demand in the subsequent quarters as the economic recovery continues and world trade volume increases. We intend to finance our purchase commitments using our senior secured credit facility.

Off-Balance Sheet Arrangements

As of September 30, 2010, we had no off-balance sheet arrangements or obligations other than noted below. An off-balance sheet arrangement includes any contractual obligation, agreement or transaction arrangement involving an unconsolidated entity under which we would have: (1) retained a contingent interest in transferred assets; (2) an obligation under derivative instruments classified as equity; (3) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing, hedging or research and development services with us; or (4) made guarantees.

We transferred ownership of  dry van containers to Japanese container funds which were established by Japan Investment Adviser Co., Ltd. (JIA) and CAIJ. CAIJ is an 80%-owned subsidiary of CAI with the remaining 20% owned by JIA. JIA is owned and controlled by a Managing Director of CAIJ. Prior to the purchase of containers from us, the purchasing entities had received contributions from unrelated Japanese investors, under separate Japanese investment agreements allowed under Japanese commercial laws. The contributions were used to purchase container equipment from us. Under the terms of the agreement, the CAI related Japanese entities will manage each of the investments but may outsource the whole or part of each operation to a third party. Pursuant to its services agreements with investors, the purchasing Japanese entities have outsourced the general management of the investment’s operations to CAIJ. The Japanese entities have also entered into container management service agreements whereby we will manage the leasing of equipment that we transferred to the investors. The profit or loss from each investment will substantially belong to each respective investor, except with respect to two Japanese funds where the terms of the transaction provide us with an option to purchase the containers at a fixed price. If we decide to exercise our purchase options on the two Japanese funds and resell the containers to a third party, then we would realize the profit from the sale. (See Notes 2(b), 3 and 11 to our consolidated financial statements).

Index

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

Foreign Exchange Rate Risk. Although we have significant foreign-based operations, the U.S. dollar is our primary operating currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. We had equipment sales in British Pound Sterling, Euros and Japanese Yen and incurred overhead costs in foreign currencies, primarily in British Pound Sterling and Euros. Consent has significant amounts of revenue as well as expenses denominated in Euro, Swedish Kroner and Norwegian Kroner. During the nine months ended September 30, 2010, the U.S. dollar has increased in value in relation to other major foreign currencies (such as the Euro and British Pound Sterling). The increase in the U.S. dollar has decreased our revenues and expenses denominated in foreign currencies. The increase in the value of the U.S. dollar relative to foreign currencies will also result in U.S. dollar denominated liabilities held at some of our foreign subsidiaries to increase in value relative to the foreign subsidiaries’ local currencies. For the three and nine months ended September 30, 2010, we recognized a loss on foreign exchange of $116,000 and $527,000, respectively.

Interest Rate Risk. The nature of our business exposes us to market risk arising from changes in interest rates to which our variable-rate debt is linked. As of September 30, 2010, the principal amount of debt outstanding under the variable-rate arrangement of our senior secured credit facility was $177.1 million. In addition, the capital lease obligations we assumed in conjunction with the acquisition of Consent had a balance of $16.4 million as of September 30, 2010 and have variable interest rates. On August 20, 2009, we signed a five-year term loan agreement with Development Bank of Japan, which owned approximately 9.4% our outstanding common stock at the time of the closing of the loan agreement. The loan bears a variable interest rate and had a balance of $9.2 million as of September 30, 2010. A 1.0% increase or decrease in underlying interest rates for these obligations will increase or decrease interest expense by approximately $2.0 million annually assuming debt remains constant at September 30, 2010 levels.

Credit Risk

We maintain detailed credit records about the container lessees for our total fleet. Our credit policy sets different maximum exposure limits for our container lessees. Credit criteria may include, but are not limited to, container lessee trade route, country, social and political climate, assessments of net worth, asset ownership, bank and trade credit references, credit bureau reports, including those from Dynamar, operational history and financial strength. We monitor container lessees’ performance and lease exposures on an ongoing basis, and our credit management processes are aided by the long payment experience we have with most of the container lessees for our total fleet and our broad network of long-standing relationships in the shipping industry that provide current information about the container lessees for our total fleet. In managing this risk we also make an allowance for doubtful accounts. The allowance for doubtful accounts is developed based on two key components: (1) specific reserves for receivables where management believes full collection is doubtful; and (2) reserve for estimated losses inherent in the aged receivables portfolio. The non-specific portion of the reserve is estimated by applying percentages ranging from 1.0% on accounts that are one to thirty days overdue, to 100% on accounts that are one year overdue. An allowance of $2.0 million has been established against certain receivables as of September 30, 2010. During the nine months ended September 30, 2010, we wrote off $425,000 of accounts receivables that had been reserved for in prior periods.

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

Index

ITEM 4.	CONTROLS AND PROCEDURES.

Based upon the required evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), our President and Chief Executive Officer and our Interim Chief Financial Officer concluded that as of September 30, 2010 our disclosure controls and procedures were adequate and effective with respect to controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and are accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Index

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding purchases of our equity securities during the quarter ended September 30, 2010, all of which were shares subject to restricted stock awards that we purchased to cover applicable tax withholding obligations when these awards vested:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month 1
July 1, 2010 to July 31, 2010	245	$13.07	—	—
Month 2
August 1, 2010 to August 31, 2010	——	—	—	—
Month 3
September 1, 2010 to September 30, 2010	—	—	—	—
Total	245	$13.07	—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS.

3.1	Amended and Restated Certificate of Incorporation of CAI International, Inc. (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1, as amended, File No. 333-140496).

3.2	Amended and Restated Bylaws of CAI International, Inc. (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, dated March 10, 2009).

10.1
Amendment No. 2 and Consent to that certain Second Amended and Restated Revolving Credit Agreement, dated as of August 20, 2010, by and among CAI International, Inc., Container Applications Limited, the guarantors listed on the signature pages thereto, various lenders, Bank of America, N.A. as administrative agent for itself and the other lenders and Union Bank of California, N.A. as documentation agent for itself and other lenders (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K, filed on August 24, 2010).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Interim Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

CAI INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAI International, Inc. (Registrant)

November 5, 2010	/S/ Masaaki (John) Nishibori
Masaaki (John) Nishibori President and Chief Executive Officer (Principal Executive Officer)

November 5, 2010	/S/ Gary M. Sawka
Gary M. Sawka Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Index

EXHIBITS INDEX

3.1	Amended and Restated Certificate of Incorporation of CAI International, Inc. (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1, as amended, File No. 333-140496).

3.2	Amended and Restated Bylaws of CAI International, Inc. (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, dated March 10, 2009).

10.1
Amendment No. 2 and Consent to that certain Second Amended and Restated Revolving Credit Agreement, dated as of August 20, 2010, by and among CAI International, Inc., Container Applications Limited, the guarantors listed on the signature pages thereto, various lenders, Bank of America, N.A. as administrative agent for itself and the other lenders and Union Bank of California, N.A. as documentation agent for itself and other lenders (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K, filed on August 24, 2010).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Interim Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.