Form 10-K
period 2010-12-31
CAI International, Inc.
filed 2011-03-16
CIK 1388430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                     to
Commission file number-001-33388

CAI International, Inc.
(Exact name of registrant as specified in the charter)

Delaware	94-3109229
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

Steuart Tower
1 Market Plaza, Suite 900	94105
San Francisco, California	(Zip Code)
(Address of principal executive office)
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

Indicate by check mark whether the registrant is a shell company (as defined in the Exchange Act Rule 12b-2). Yes  ☐    No  ☒

As of June 30, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter, there were 17,914,235  shares of the Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the New York Stock Exchange on June 30, 2010) was approximately $125,212,000. Shares of Registrant’s common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2011, there were 19,295,359 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2011 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

WEBSITE ACCESS TO COMPANY’S REPORTS AND CODE OF ETHICS

Our Internet website address is http://www.capps.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Our Code of Business Conduct and Ethics is also available on our website.

Also, copies of the Company’s annual report and Code of Business Conduct and Ethics will be made available, free of charge, upon written request.

SERVICE MARKS MATTERS

The following items referred to in this annual report are registered or unregistered service marks in the United States and/or foreign jurisdictions pursuant to applicable intellectual property laws and are the property of us and our subsidiaries: CAI® and CAI International®.

PART I

ITEM 1.	BUSINESS

Our Company

We are one of the world’s leading container leasing and management companies. We operate our business through two segments: container leasing and container management. We purchase new containers, lease them primarily to container shipping lines, freight forwarders and other transportation companies and either retain them as part of our owned fleet or sell them to container investors for whom we then provide management services. In operating our fleet, we lease, re-lease and dispose of containers and contract for the repair, repositioning and storage of containers. As of December 31, 2010, our fleet comprised 826,581 20-foot equivalent units or TEUs, the industry’s standard measurement unit, 57.9% of which represented our managed fleet and 42.1% of which represented our owned fleet.

We lease our containers to lessees under long-term leases, short-term leases and finance leases. Long-term leases cover a specified number of containers that will be on lease for one year or more. Short-term leases provide lessees with the ability to lease containers either for a fixed term of less than one year or without a fixed term on an as-needed basis, with flexible pick-up and drop-off of containers at depots worldwide. Finance leases are long-term lease contracts that grant the lessee the right to purchase the container at the end of the term for a nominal amount. As of December 31, 2010, 97.8% of our fleet, as measured in TEUs, was on lease, with 75.8% of these containers on long-term leases, 21.7% on short-term leases and 2.5% on finance leases.

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

Our container leasing segment revenue comprises container rental revenue and finance lease income from our owned fleet, and our container management segment revenue comprises gain on sale of container portfolios and management fee revenue for managing containers for container investors. The operating results of each segment and details of our revenues for the years ended December 31, 2010, 2009 and 2008, and information regarding the geographic areas in which we do business are summarized in Note 18 to our consolidated financial statements included in this filing. For the year ended December 31, 2010, we recorded total revenue of $77.9 million, net income of $28.4 million and adjusted EBITDA of $64.9 million. A comparison of our 2010 financial results with those of the prior years and a definition of adjusted EBITDA, as well as a reconciliation to the nearest GAAP measure, can be found on Item 6, Selected Financial Data of this Form 10-K filing.

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

On May 16, 2007, we completed an initial public offering (“IPO”) of our common stock and listed our common stock on the New York Stock Exchange under the symbol “CAP”. On April 30, 2008, we acquired CAI Consent Sweden AB (Consent), formerly named Consent Equipment AB, a European container and intermodal equipment leasing company, for $14.6 million in cash (net of $1.3 million cash acquired) and the assumption of approximately $25.7 million in debt. Consent was originally headquartered in Gothenburg, Sweden at the time of its acquisition. In February 2010, Consent’s headquarters were transferred to the United Kingdom. Consent also has an office in Delmenhorst, Germany, which has remained open.

Corporate Information

Our corporate headquarters and principal executive offices are located at Steuart Tower, 1 Market Plaza, Suite 900, San Francisco, California 94105. Our telephone number is (415) 788-0100 and our Web Site is located at http://www.capps.com. Our U.S. branch office is located in Charleston, South Carolina. We operate our business in 12 offices in 10 countries including the United States, and have agents in Asia, Europe, South Africa, Australia and South America. Our wholly owned international subsidiaries are located in the United Kingdom, Japan, Malaysia, Sweden, Germany and Barbados. We also own 80% of CAIJ Ltd., which is an investment manager for container investors in Japan.

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

Containers are built in accordance with standard dimensions and weight specifications established by the International Standards Organization (ISO). The industry-standard measurement unit is the 20-foot equivalent unit, or TEU, which compares the size of a container to a standard container 20’ in length. For example, a 20’ container is equivalent to one TEU and a 40’ container is equivalent to two TEUs. The standard dry van containers are eight feet wide, come in lengths of 20’or 40’ and are either 8’6” or 9’6” tall. The two principal types of containers are described as follows:

•
Dry van containers. A dry van container is constructed of steel sides, roof and end panel with a set of doors on the other end, a wooden floor and a steel undercarriage. Dry van containers are the least expensive and most commonly used type of container. According to Containerisation International, World Container Census 2010, dry van containers comprised approximately 89.2% of the worldwide container fleet, as measured in TEUs, as of mid-2009. They are used to carry general cargo, such as manufactured component parts, consumer staples, electronics and apparel.

•
Specialized equipment. Specialized equipment consist of open-top, flat-racks, palletwide containers, swapbodies, roll trailers, refrigerated containers and tank containers. An open-top container is similar in construction to a dry van container except that the roof is replaced with a tarpaulin supported by removable roof bows. A flat-rack container is a heavily reinforced steel platform with a wood deck and steel end panels. Open-top and flat-rack containers are generally used to move heavy or oversized cargo, such as marble slabs, building products or machinery. Palletwide containers are a type of dry-van container externally similar to ISO standard containers, but internally about two inches wider so as to accommodate two European-sized pallets side-by-side. Swapbodies are a type of dry van container designed to be easily transferred between rail, truck, and barge and are equipped with legs under their frames. Roll trailers are a type of flat-bed trailer equipped with rubber wheels underneath for terminal haulage and stowage on board of roll-on/roll-off vessels. A refrigerated container has an integral refrigeration unit on one end which plugs into an outside power source and is used to transport perishable goods. Tank containers are used to transport bulk products such as chemicals, oils, and other liquids. According to Containerisation International, World Container Census 2010, specialized containers comprised approximately 10.8% of the worldwide container fleet, as measured in TEUs, as of mid-2009.

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

Container shipping lines own and lease containers for their use. Containerisation International, Market Analysis: World Container Census 2010, estimates that as of mid-2009, transportation companies (including container shipping lines and freight forwarders), owned approximately 62.2% of the total worldwide container fleet and container leasing companies owned approximately 37.8% of the total worldwide container fleet based on TEUs. Given the uncertainty and variability of export volumes and the fact that container shipping lines have difficulty in accurately forecasting their container requirements at different ports, the availability of containers for lease significantly reduces a container shipping line’s need to purchase and maintain excess container inventory. In addition, container leases allow the container shipping lines to adjust their container fleets both seasonally and over time and help to balance trade flows. The flexibility offered by container leasing helps container shipping lines improve their overall fleet management and provides the container shipping lines with an alternative source of financing.

Our Strengths

We believe our strengths include the following:

•
Growth Profile. We have grown our owned fleet between December 31, 2009 and December 31, 2010 by 77.4%, based on net book value, and 48.0%, based on TEUs, which has resulted in an operating income growth rate of 69.6% for the year ended December 31, 2010, as compared to the year ended December 31, 2009. Although a number of our competitors have bigger container fleets, we believe that we have the ability to manage growth and significantly grow our owned fleet, revenues, and earnings.

•
Profitable and Scalable Business Model with Attractive Return Profile. We have historically enjoyed strong profitability as a result of our established market presence, financial strength, highly scalable global operating infrastructure, and attractive long-term container leasing industry fundamentals, including:

(a) The container leasing business is a direct beneficiary of growth in global trade which does not depend on a single market or economy; and

(b) Containers are a highly standardized, re-marketable asset type, with relatively long useful lives and strong residual values.

•
Strong Capitalization. We believe we are well-positioned to capitalize on the current market opportunity created as a result of strong growth in global trade in 2010, limited container production in 2010 after a year of minimal production in 2009, and a growing demand for leased containers from commercial shipping lines. As of December 31, 2010, we had $278.3 million of availability under our revolving credit facility, and $115.0 million available for borrowing from a new term loan to invest in additional containers in 2011.

•
Long-standing Container Lessee Relationships with Attractive Credit Characteristics. As of December 31, 2010, we leased containers to over 280 container lessees, including many of the largest international commercial shipping lines. As of December 31, 2010, we had conducted business with the top 20 lessees of our total fleet, as measured in TEUs, for an average of 14 years. These top 20 lessees had, as of December 31, 2010, a weighted-average Dynamar credit rating of 3.5 on a rating scale of one through ten, with a one representing the strongest credit rating. Dynamar B.V. provides credit ratings to the container leasing industry.

•
Multiple, Diversified Sources of Revenue. Our business is structured to generate a diversified stream of revenue from multiple sources. We actively manage a mix of owned and managed containers in our fleet to provide us with diversified revenues over long periods of time. When permitted by market conditions, we supplement container rental revenue and management fee revenue with gains on sale of container portfolios that, in certain periods, have generated significant incremental revenue and can facilitate the growth in management fee revenue as we convert containers owned by us to containers managed by us for our container investors. We are also able to diversify our revenue base by managing the mix of containers under long-term, short-term and finance leases. Maintaining a range of lease types and duration allows us to provide services customized to our clients’ needs. By having multiple sources of revenue, we believe that we have been able to realize a higher return on assets and equity than would have been possible if our fleet had consisted entirely of containers owned by us. We believe it is important to maintain a balance between the size of our owned fleet and our managed fleet to maintain our multiple sources of revenue.

•
Flexibility to Satisfy Changing Market Demands. Our operating expertise and financial flexibility enable us to meet the evolving requirements of lessees and container investors. When market conditions permit, we leverage our significant experience in structuring and selling to container investors portfolios of containers and have achieved attractive investment returns in the past. By selling these portfolios to container investors, we have been able to purchase a substantial number of new containers while at the same time maintaining significant borrowing capacity under our credit facilities. This has enabled us to choose when to purchase new containers based upon our expectations of near-term market conditions and quickly respond to the changing demands of lessees for short- and long-term leases.

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

•
Experienced Management Team. We have significant experience in the container leasing industry. Our key officers have an average of approximately 24 years of experience in the container leasing industry. In addition, our marketing and operations personnel have developed long-term relationships with leading container shipping lines.

Risks Affecting Us

In operating our business we have faced and will continue to face significant challenges. Our ability to successfully operate our business is subject to numerous risks as discussed more fully in Item 1A entitled “Risk Factors.” For example:

•
demand for leased containers and per diem rates could decline if the current economic recovery is not sustained and other macroeconomic market conditions affecting the container leasing industry worsen;

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

Any of the above risks, or those set forth in Item 1A, “Risk Factors,” could cause our revenue to decline or could otherwise materially and adversely affect our business, financial position and results of operations.

Our Operations

Container Fleet Overview. The table below summarizes the composition of our fleet as of December 31, 2010 by type of container:

	Dry Van Containers	Percent of Total Fleet	Specialized Equipment	Percent of Total Fleet	Total	Percent of Total Fleet
Managed Fleet in TEU	473,772	57.3%	4,836	0.6%	478,608	57.9%
Owned fleet in TEU	316,415	38.3%	31,558	3.8%	347,973	42.1%
Total	790,187	95.6%	36,394	4.4%	826,581	100.0%

Overview of Management Services. We lease, re-lease and dispose of containers and contract for the repair, repositioning and storage of our managed fleet. Our management agreements typically provide that our fee for managing a particular container is based upon the actual net operating revenue for each container, which is equal to the actual rental revenue for a container less the actual operating expenses directly attributable to that container. Management fees are collected monthly or quarterly, depending upon the agreement, and generally are not paid if net operating revenue is zero or less for a particular period. If operating expenses exceed revenue, container investors are required to pay the excess or we may deduct the excess, including our management fee, from future net operating revenue. Under these agreements, we typically receive a commission for selling or otherwise disposing of containers for the container investor. Our management agreements generally require us to indemnify the container investor for liabilities or losses arising out of our breach of our obligations. In return, the container investor typically indemnifies us in our capacity as the manager of the container against breach by the container investor, sales taxes on commencement of the arrangement, withholding taxes on payments to the container investor under the management agreement and any other taxes, other than our income taxes, incurred with respect to the containers that are not otherwise included as operating expenses deductible from revenue. The term of our management agreements is generally 10 years from the acceptance date of containers under the agreement.

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

We believe that our long-standing relationships with our lessees and the close communications we maintain with their operating staffs represent an important advantage for us. As of December 31, 2010, we employed 59 people within our marketing and operations group in eight countries. In addition, we have 12 independent agents in 12 other countries that help support our marketing and operations group.

Overview of Our Leases. To meet the needs of our lessees and achieve a favorable utilization rate, we lease containers under three main types of leases:

•
Long-Term Leases. Our long-term leases specify the number of containers to be leased, the pick-up and drop-off locations, the applicable per diem rate and the contractual term. We typically enter into long-term leases for a fixed term ranging from three to eight years, with five-year term leases being most common. Our long-term leases generally require our lessees to maintain all units on lease for the duration of the lease, which provides us with scheduled lease payments. Some of our long-term leases contain an early termination option and afford the lessee continuing supply and total interchangeability of containers, with the ability to redeliver containers if the lessee’s fleet requirements change. Our leases typically require the lessees to pay additional amounts pursuant to retroactive rate adjustments. These rate adjustments have not been material to our results of operations. As of December 31, 2010, approximately 75.8% of our on-lease fleet, as measured in TEUs, was under long-term leases.

•
Short-Term Leases. Short-term leases include both master interchange leases and customized short-term leases. Master interchange leases provide a master framework pursuant to which lessees can lease containers on an as-needed basis, and thus command a higher per diem rate than long-term leases and more flexible terms. The terms of master interchange leases are typically negotiated on an annual basis. Under our master interchange leases, lessees know in advance their per diem rates and drop-off locations, subject to monthly port limits. We also enter into other short-term leases that typically have a term of less than one year and are generally used for one-way leasing, typically for small quantities of containers. The terms of short-term leases are customized for the specific requirements of the lessee. Short-term leases are sometimes used to reposition containers to high-demand locations and accordingly may contain terms that provide incentives to lessees. As of December 31, 2010, approximately 21.7% of our on-lease fleet, as measured in TEUs, was under short-term leases.

•
Finance Leases. Finance leases provide our lessees with an alternative method to finance their container acquisitions. Finance leases are long-term in nature, typically ranging from three to five years, and require relatively little customer service attention. They ordinarily require fixed payments over a defined period and provide lessees with a right to purchase the subject containers for a nominal amount at the end of the lease term. Per diem rates under finance leases include an element of repayment of capital and, therefore, typically are higher than per diem rates charged under long-term leases. Finance leases require the container lessee to keep the containers on lease for the entire term of the lease. As of December 31, 2010, approximately 2.5% of our on-lease fleet, as measured in TEUs, was under finance leases.

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

Underwriting. We lease to container shipping lines, freight forwarders and other transportation companies that meet our credit criteria. Depending on credit limits, our underwriting and credit decisions are controlled by our senior executives or our credit committee. Our credit committee includes our chief executive officer, chief operating officer, interim chief financial officer, and two other members of our senior management. Our credit policy sets different maximum exposure limits depending on our relationship and previous experience with each container lessee. Credit criteria may include, but are not limited to, trade route, country, social and political climate, assessments of net worth, asset ownership, bank and trade credit references, credit bureau reports, including those from Dynamar, operational history and financial strength. Our credit committee monitors our lessees’ performance and our lease exposures on an ongoing basis and generally reviews all accounts with receivables over 90 days past due. Our underwriting processes are aided by the long payment experience we have with most of our lessees, our broad network of relationships in the shipping industry that provide current information about our lessees’ market reputations and our focus on collections.

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

•
Re-leasing. Since our leases allow our lessees to return their containers, we typically lease a container several times during the time we manage it as part of our fleet. New containers can usually be leased with a limited sales and customer service infrastructure because initial leases for new containers typically cover large volumes of units and are fairly standardized transactions. Used containers, on the other hand, are typically leased in smaller transactions that are structured to accommodate pick-ups and returns in a variety of locations. Our utilization rates depend on our re-leasing abilities. Factors that affect our ability to re-lease used containers include the size of our lessee base, ability to anticipate lessee needs, our presence in relevant geographic locations and the level of service we provide our lessees. We believe that our global presence and long-standing relationships with over 280 container lessees as of December 31, 2010 provide us an advantage over our smaller competitors in re-leasing our containers.

•
Logistics Management. The shipping industry is characterized by large regional trade imbalances, with loaded containers generally flowing from export-oriented economies in Asia to North America and Western Europe. Because of these trade imbalances, container shipping lines have an incentive to return leased containers in relatively low export areas to reduce the cost of shipping empty containers. We have managed this structural imbalance of inventories with the following approach:

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

•	Taking advantage of the secondary resale market. In order to maintain a younger fleet age profile, we have aggressively sold our older containers when they are returned to low demand areas;

•
Developing country-specific leasing markets to utilize older containers in the portable storage market. In North America and Western Europe, we lease on a limited basis older containers for use as portable storage;

•
Seeking one-way lease opportunities to move containers from lower demand locations to higher demand locations. One-way leases may include incentives, such as free days, credits and damage waivers. The cost of offering these incentives is considerably less than the cost we would incur if we paid to reposition the containers; and

•
Paying to reposition our containers to higher demand locations. At locations where our inventories remain high, despite the efforts described above, we will selectively choose to ship excess containers to locations with higher demand.

•
Depot Management. As of December 31, 2010, we managed our container fleet through 221 independent container depot facilities located in 43 countries. Depot facilities are generally responsible for repairing containers when they are returned by lessees and for storing the containers while they are off-hire. Our operations group is responsible for managing our depot contracts and periodically visiting the depot facilities to conduct inventory and repair audits. We also supplement our internal operations group with the use of independent inspection agents. As of December 31, 2010 a large majority of our off-lease inventory was located at depots that are able to report notice of container activity and damage detail via electronic data interchange, or EDI. We use the industry standard, ISO 9897 Container Equipment Data Exchange messages, for EDI reporting.

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

Our container repair standards and processes are generally managed in accordance with standards and procedures specified by the Institute of International Container Lessors, or the IICL. The IICL establishes and documents the acceptable interchange condition for containers and the repair procedures required to return damaged containers in acceptable interchange condition. When containers are returned by lessees, the depot arranges an inspection of the containers to assess the repairs required to return the containers to acceptable IICL condition. As part of the inspection process, damages are categorized either as lessee damage or normal wear and tear. Items typically designated as lessee damage include dents in the container and debris left in the container, while items such as rust are typically designated as normal wear and tear. In general, lessees are responsible for the lessee damage portion of repair costs and we are responsible for normal wear and tear. For an additional fee, we sometimes offer our lessees a container damage protection plan, pursuant to which we assume financial responsibility for repair costs up to a pre-negotiated amount.

Investors. We have historically sold portfolios of leased containers to investment entities located in Germany, Switzerland, Austria and Japan. The investment entities that typically have purchased containers from us are funds with many underlying investors. In Germany, these funds are frequently referred to as “KG Funds” although similar types of funds exist in other countries. These funds are formed by investment arrangers who act as financial intermediaries between lessors of containers and other shipping assets. We are contacted on a regular basis by independent investment arrangers who are interested in assisting us with arranging sales of container portfolios. These independent investment arrangers will either seek out investments in leased assets on behalf of an investment fund or a group of investors or will work with us to identify an investor or group of investors to invest in a pool of leased assets. Our 80%-owned subsidiary, CAIJ Ltd., acts as investment arranger for sales of containers by us in Japan and manages container leases for investors in Japan.

Customer Concentration. Our customers include container lessees and container investors to whom we have sold container portfolios and for whom we manage containers.

•
Container Leasing Segment Concentration. Revenue from our ten largest container lessees represented 54.0% of the revenue from our container leasing segment for the year ended December 31, 2010, with revenue from our single largest container lessee accounting for 8.3%, or $5.4 million, of revenue from our container leasing segment during such period. This $5.4 million of revenue represented 6.9% of our total revenue for this period. The largest lessees of our owned fleet are often among the largest lessees of our managed fleet. The largest lessees of our managed fleet are responsible for a significant portion of the billings that generate our management fee revenue.

•
Container Management Segment Concentration. A substantial majority of our container management segment revenue is derived from container investors associated with five different investment arrangers located in Germany, Switzerland, Austria and Japan. These arrangers are typically in the business of identifying and organizing investors for a variety of investment vehicles and compete with other institutions in these and other countries that perform similar functions. Container investors associated with five investment arrangers represented 80.9% of the Company’s container management revenue for the years ended December 31, 2010. Revenue from the two largest container investors, IGB Container GmbH & Co. KG (IGB) and P&R Equipment and Finance Corp. (P&R), represented 24.2%, or $2.5 million, and 22.4% or $2.3 million, respectively, of revenue from the Company’s container management segment during the year ended December 31, 2010. The combined revenue of $4.8 million associated with the two largest investment arrangers represented 6.2% of total revenue for the year ended December 31, 2010. The willingness of investment arrangers to continue to form entities that invest in containers will depend upon a number of factors outside of our control, including the laws in the countries in which they are domiciled, the tax treatment of an investment or restrictions on foreign investments. If changes in tax laws in any country or other conditions make investments in containers less attractive, we will need to identify new container investors in other jurisdictions. If we are unable to identify new investors to offset decreases in demand, our gain on sale of container portfolios will decrease almost immediately, and management fee revenues will decrease if existing management agreements that terminate are not replaced by new management agreements.

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

Our Suppliers. We purchase most of our containers in China from manufacturers that have met our qualification requirements. We are currently not dependent on any single manufacturer. We have long-standing relationships with all of our major container suppliers. Our technical services personnel review the designs for our containers and periodically audit the production facilities of our suppliers. In addition, we contract with independent third-party inspectors to monitor production at factories while our containers are being produced. This provides an extra layer of quality control and helps ensure that our containers are produced in accordance with our specifications.

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

Seasonality

We experience seasonal increased demand for containers in the several months leading up to the holiday season in the United States and Europe and higher demand for purchasing containers by container investors toward the end of the calendar year, a higher proportion of our container sales to investors has typically occurred in the second half of each calendar year. By comparison, our container rental revenue and management fee revenue have historically fluctuated much less than our sale of container portfolios, although container rental revenue and management revenue may also fluctuate significantly in future periods based upon the level of demand by container shipping lines for leased containers, our ability to maintain a high utilization rate of containers in our total fleet, changes in per diem rates for leases and fluctuations in operating expenses.

Environmental Matters

We are subject to federal, state, local and foreign laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants to air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. We could incur substantial costs, including cleanup costs, fines and third-party claims for property or natural resource damage and personal injury, as a result of violations of environmental laws and regulations in connection with our or our lessees’ current or historical operations. Under some environmental laws in the United States and certain other countries, the owner or operator of a container may be liable for environmental damage, cleanup or other costs in the event of a spill or discharge of material from the container without regard to the fault of the owner or operator. While we typically maintain liability insurance coverage and typically require our lessees to provide us with indemnity against certain losses, the insurance coverage is subject to large deductibles, limits on maximum coverage and significant exclusions and may not be sufficient or available to protect against any or all liabilities and such indemnities may not cover or be sufficient to protect us against losses arising from environmental damage.

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

Employees

As of December 31, 2010, we employed 89 employees worldwide. We are not a party to any collective bargaining agreements. We believe that relations with our employees are good.

ITEM 1A.	RISK FACTORS

In addition to the other information contained in this Annual Report on Form 10-K, we have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks and investors may lose all or part of their investment. This section should be read in conjunction with our audited consolidated financial statements and related notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-K.

The risks and uncertainties described below are not the only ones that we face. If any of the following risks actually occurs, our business, financial condition or operating results could be harmed. In such case, the trading price of our common stock could decline, and you could lose all or part of your investment.

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

Demand for containers depends largely on the rate of world trade and economic growth, with consumer demand being one of the most critical factors affecting this growth. Economic downturns in one or more countries, particularly in the United States, China and other countries with consumer-oriented economies, could result in a reduction in world containerized trade growth or in demand by container shipping lines for leased containers. Most of the container investor programs into which we sell container portfolios employ a certain amount of debt in order to increase investor equity returns. The more difficulty container investors have in being able to access debt for future investment programs, increases the potential that we may not be able to sell containers to investor programs in the future. In such case, our revenue, net income and cash flow will be lower, which will limit the level of growth in our operating fleet that we might otherwise be able to attain.

Economic recessions may result in a decline in the future demand for shipping containers by our customers and could lead to an increase in the number of containers returned to us, reduce our container rental revenue, reduce utilization of our fleet, increase our operating expenses (such as storage, bad debt and repositioning costs) and have an adverse effect on our future financial performance.  Much of our leasing business involves shipments of goods exported from Asia. From time to time, there have been economic disruptions, health scares (such as SARS, H1N1 flu), financial turmoil, natural disasters and political instability in Asia and in the Middle East. If these events were to occur in the future, they could adversely affect our container lessees and the general demand for shipping and lead to reduced demand for leased containers or otherwise adversely affect us. Other general factors affecting demand for leased containers, utilization and per diem rates include the following:

•	available supply and prices of new and used containers;

•	economic conditions and competitive pressures in the shipping industry;

•	shifting trends and patterns of cargo traffic;

•	the availability and terms of container financing;

•	fluctuations in interest rates and foreign currency values;

•	overcapacity or undercapacity of the container manufacturers;

•	the lead times required to purchase containers;

•	the number of containers purchased by competitors and container lessees;

•	container ship fleet overcapacity or undercapacity;

•	increased repositioning by container shipping lines of their own empty containers to higher-demand locations in lieu of leasing containers from us;

•	consolidation or withdrawal of individual container lessees in the container shipping industry;

•	import/export tariffs and restrictions;

•	customs procedures, foreign exchange controls and other governmental regulations;

•	natural disasters that are severe enough to affect local and global economies;

•	political and economic factors;

•	currency exchange rates; and

•	future regulations which could restrict our current business practices and increase our cost of doing business.

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

Recent turmoil in the Middle East and North Africa could cause increases in oil prices or disruptions in oil supplies which could substantially affect global trade and our business.

Recent protests, violence and political instability in certain Middle East and North African countries have increased the risk of political turmoil spreading through the region.  Such events could cause the price of oil to increase or disrupt world oil supplies.  Our business is dependent on the volume of global trade.  Such events could cause substantial volatility in the U.S. and world financial markets and global trade, which could harm our business.

Our Results of Operations Could be Affected by Natural Events in the Locations in Which We or Our Customers or Suppliers Operate.

We have operations in locations subject to natural disasters such as severe weather and geological events that could disrupt our operations.  In addition, our suppliers and customers also have operations in such locations. Such an event occurred in Japan on March 11, 2011, where the Northern region of Japan experienced a severe earthquake, followed by a series of tsunamis.  In addition to the negative direct economic effects to the Japanese economy, the country's position as a major exporter in the world may result in a regional or global downturn in economic activity. The degree to which the earthquake in Japan will have an economic disruption on the regional and global economies remains uncertain at this time, however, the result may be a decrease in demand for leased containers that would have an adverse impact on our financial condition and operations.

Our operating results have fluctuated significantly in the past and may fluctuate significantly in the future.

Our revenue comes primarily from the leasing of containers owned by us, management fees earned on containers owned by container investors and gain on sale of container portfolios to container investors. Historically, our annual and quarterly total revenues, net income and cash flows have fluctuated significantly as a result of fluctuations in our gain on sale of container portfolios. Selling containers to container investors has very little associated incremental expense, which means that our quarterly results may fluctuate significantly depending upon the amount of gain or loss on sale of container portfolios, if any, we realize in a quarter.

Due to seasonal increased demand for containers in the several months leading up to the holiday season in the United States and Europe and higher demand for purchasing containers by container investors toward the end of the calendar year, a higher proportion of our container sales to investors has typically occurred in the second half of each calendar year. Although by comparison our container rental revenue and management fee revenue have historically fluctuated much less than our gain or loss on sale of container portfolios, container rental revenue and management revenue may also fluctuate significantly in future periods based upon the level of demand by container shipping lines for leased containers, our ability to maintain a high utilization rate of containers in our total fleet, changes in per diem rates for leases and fluctuations in operating expenses.

Our container portfolio sale activities in the future may result in lower gains or losses on sales of containers to investors.

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

Because steel is the major component used in the construction of new containers, the price of new containers and per diem rates on new containers are highly correlated with the price of raw steel. In the late 1990s, new container prices and per diem rates declined because of, among other factors, a drop in worldwide steel prices and a shift in container manufacturing from Taiwan and Korea to areas in mainland China with lower labor costs. From 2003 to 2004, and again in the second half of 2006, container prices and leasing rates increased partially due to an increase in worldwide steel prices. Similarly, container prices during the first nine months of 2008 rose from their 2007 levels partially due to higher commodity prices. There has been a decrease in steel prices since the beginning of September 2008 and it is believed there has been reduced demand for newly manufactured containers by our customers and competitors. In 2010 and the first quarter of 2011 container prices have increased due to limited production by container manufacturers and the rising commodity cost. We cannot predict container prices in the future. If newly manufactured container prices decline, we may need to lease the containers at low return rates or at a loss.

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

Please see risk factor “We derive a substantial portion of our revenue for each of our container management and container leasing segments from a limited number of container investors and container lessees, respectively. The loss of, or reduction in business by, any of these container investors or container lessees could result in a significant loss of revenue and cash flow.” on page 16.

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

We intend to borrow additional amounts under our credit facilities to purchase containers and make acquisitions and other investments. We expect that we will maintain a significant amount of indebtedness on an ongoing basis. Our borrowings under our revolving credit facility are due and payable on September 25, 2014. The term loan agreement that we entered into with a consortium of banks in December 2010 allows us to borrow up to $300.0 million. Any unpaid principal on this loan is due on December 23, 2016. There is no assurance that we will be able to refinance our outstanding indebtedness, or if refinancing is available, that it can be obtained on terms that we can afford. The capital markets are currently experiencing a high degree of volatility. To the extent that volatility in the capital markets occurs, the Company’s access to capital may become limited and its borrowing costs may materially increase.

On March 11, 2011 the Company entered into an Amendment to the Term Loan Agreement that reduces the quarterly payments of principal for the $185.0 million initially borrowed to $3.7 million each (e.g. 2.0% of the drawn amount) for the first 23 quarterly payment dates with a final payment of $99.9 million (54.0% of the drawn amount) due on December 20, 2016.

Our credit facilities require us to pay a variable rate of interest, which will increase or decrease based on variations in certain financial indexes, and fluctuations in interest rates can significantly decrease our profits. We do not have any material amounts of hedge or similar contracts that would protect us against changes in interest rates.

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

Our debt and capital lease obligations were $260.5 million as of December 31, 2010. We may not generate sufficient cash flow from operations to service and repay our debt and related obligations and have sufficient funds left over to achieve or sustain profitability in our operations, meet our working capital and capital expenditure needs or compete successfully in our industry

We may incur future asset impairment charges.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenue and cash flow from a limited number of container investors and container lessees. Our business comprises two reportable segments for financial statement reporting purposes: container management and container leasing. The operating results of each segment and details of our revenues by for the years ended December 31, 2010, 2009 and 2008 are summarized in Note 18 to our consolidated financial statements included in this filing. Revenue for our container management segment comes primarily from container investors that purchase portfolios of containers and then pay us to manage the containers for them. Revenue for our container leasing segment comes primarily from container lessees that lease containers from our owned fleet.

Revenue from our ten largest container lessees represented 54.0% of the revenue from our container leasing segment for the year ended December 31, 2010, with revenue from our single largest container lessee accounting for 8.3%, or $5.4 million, of revenue from our container leasing segment during such period. This $5.4 million of revenue represented 6.9% of our total revenue for this period. We do not distinguish between our owned fleet and our managed fleet when we enter into leases with container shipping lines. Accordingly, the largest lessees of our owned fleet are typically among the largest lessees of our managed fleet, and our management fee revenue is based in part on the number of managed containers on lease to container lessees. As a result, the loss of, or default by, any of our largest container lessees could have a material adverse effect on the revenue for both our container management segment and our container leasing segment. In addition, many of the management agreements with our container investors contain performance criteria, such as minimum per diem net income per container or minimum utilization rates for the pool of containers owned by the container investors. In the event we fail to meet one or more of these criteria in a management agreement, the independent investment arrangers who typically act on behalf of container investors may have the right to terminate the management agreement. In the year ended December 31, 2010, container investors associated with five investment arrangers represented 80.9% of our container management revenue. If we were to not perform our obligations as a container manager under the management agreements controlled by an independent investment arranger, the independent investment manager could decide to terminate all of the management agreements under which we have not performed our obligations. Managed containers associated with our single largest container investor accounted for 24.2%, or $2.5 million, of revenue from our container management segment during the year ended December 31, 2010. This $2.5 million of revenue represented 3.2% of our total revenue for this period. The termination of the management agreements under the control of a single investment arranger or the loss of our largest container investor as a management services customer could have a material adverse effect on the revenue for our container management segment.

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

As we increase the number of containers in our owned fleet, either as a result of planned growth in our owned fleet or as a result of our inability to sell containers to container investors, we may need to maintain higher debt balances which may adversely affect our return on equity and reduce our capital resources, including our ability to borrow money to continue expanding our managed fleet. Future borrowings may not be available under our credit facilities or we may not be able to refinance the facility, if necessary, on commercially reasonable terms or at all. We may need to raise additional debt or equity capital in order to fund our business, expand our sales activities and/or respond to competitive pressures. We may not have access to the capital resources we desire or need to fund our business. These effects, among others, may reduce our profitability and adversely affect our plans to continue the expansion of the container management portion of our business.

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

We currently purchase almost all of our containers from manufacturers based in China. If it became more expensive for us to procure containers in China or to transport these containers at a low cost from China to the locations where they are needed by our container lessees because of changes in exchange rates between the U.S. Dollar and Chinese Yuan, further consolidation among container suppliers, increased tariffs imposed by the United States or other governments or for any other reason, we may have to seek alternative sources of supply. While we are not currently dependent on any single current manufacturer of our containers, we may not be able to make alternative arrangements quickly enough to meet our container needs, and the alternative arrangements may increase our costs. The availability of containers depends significantly on the availability and cost of steel in China. If a shortage of steel develops either in China or worldwide, container manufacturers may not be able to meet our demand for new containers which would limit our ability to add new containers to our fleet.

Terrorist attacks, the threat of such attacks, piracy or the outbreak of war and hostilities could negatively impact our operations and profitability and may expose us to liability.

Terrorist attacks and the threat of such attacks have contributed to economic instability in the United States and elsewhere, and further acts or threats of terrorism, violence, war or hostilities could similarly affect world trade and the industries in which we and our container lessees operate. For example, worldwide containerized trade dramatically decreased in the immediate aftermath of the September 11, 2001 terrorist attacks in the United States, which affected demand for leased containers. In addition, terrorist attacks, threats of terrorism, piracy or threats thereof, violence, war or hostilities may directly impact ports, depots, our facilities or those of our suppliers or container lessees and could impact our sales and our supply chain. A severe disruption to the worldwide ports system and flow of goods could result in a reduction in the level of international trade and lower demand for our containers. We maintain liability insurance that we believe would apply to claims arising from a terrorist attack, and our lease agreements require our lessees to indemnify us for all costs, liabilities and expenses arising out of the use of our containers, including property damage to the containers, damage to third-party property and personal injury. However, our lessees may not have adequate resources to honor their indemnity obligations and our insurance coverage is subject to large deductibles, a $20.0 million limit on coverage and significant exclusions. Accordingly, we may not be protected from liability (and expenses in defending against claims of liability) arising from a terrorist attack.

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

Our ability to make payments on and repay our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. Based on the balance of our long-term indebtedness as of December 31, 2010, we will require approximately $37.1 million to service our current indebtedness in the year ending December 31, 2011. It is possible that:

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

Our credit facilities impose, and the terms of any future indebtedness may impose, significant operating, financial and other restrictions on us and our subsidiaries.

Restrictions imposed by our credit facilities will limit or prohibit, among other things, our ability to:

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

Our business requires large amounts of working capital to fund our operations.  We are aware that some of our competitors have recently had ownership changes.  As a consequence, these competitors may have greater resources available to aggressively seek to expand their market share.  This could include offering lease rates with which we cannot effectively compete.  We cannot assure you that we will be able to compete successfully against these competitors.

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

We are also subject to risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. These risks include:

•	regional or local economic downturns;

•	changes in governmental policy or regulation;

•	restrictions on the transfer of funds into or out of the country;

•	import and export duties and quotas;

•	domestic and foreign customs and tariffs;

•	international incidents;

•	war, hostilities, terrorist attacks, piracy, or the threat of any of these events;

•	government instability;

•	nationalization of foreign assets;

•	government protectionism;

•	compliance with export controls, including those of the U.S. Department of Commerce;

•	compliance with import procedures and controls, including those of the U.S. Department of Homeland Security;

•	consequences from changes in tax laws, including tax laws pertaining to the container investors;

•	potential liabilities relating to foreign withholding taxes;

•	labor or other disruptions at key ports;

•	difficulty in staffing and managing widespread operations; and

•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions.

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

We operate in numerous tax jurisdictions. A taxing authority within any of these jurisdictions may challenge our operating structure which could result in additional taxes, interest and penalties that could materially impact our financial conditions and our future financial results.

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

CAIJ Ltd (CAIJ) was formed and began operation in 2007 for the purpose of arranging investments in our containers with Japanese investors. CAIJ has arranged a significant amount of investments and we expect that CAIJ will arrange more container investments in the future. Because we are the seller and manager of the containers that will be sold to investors on whose behalf CAIJ acts as an arranger and advisor, there is an inherent conflict of interest between us and CAIJ. We disclose this inherent conflict of interest to container investors prior to any sale to them, but we do not provide them with any assurances that they will realize a specific or any investment return on the containers purchased from, and managed by, us. In the event that these container investors realize losses on their investments or believe that the returns on their investments are lower than expected, they may make claims, including bringing lawsuits, against CAIJ or us for our alleged failure to act in their best interests. Any such claims could result in the payment of legal expenses and damages and also damage our reputation with container investors and potential container investors and materially and adversely affect our business, financial condition or results of operations.

Certain liens may arise on our containers.

Depot operators, repairmen and transporters may come into possession of our containers from time to time and have sums due to them from the lessees or sub-lessees of the containers. In the event of nonpayment of those charges by the lessees or sub-lessees, we may be delayed in, or entirely barred from, repossessing the containers, or be required to make payments or incur expenses to discharge liens on our containers.

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

A new standard for lease accounting under U.S. GAAP has been proposed which could have a financial impact on our business and may negatively impact the market behavior of our customers, but we have not been able to predict at this time what impact such a new standard may have on the demand for our services.

Our consolidated financial statements are prepared in accordance with GAAP. The Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) have recently issued a jointly developed proposal on lease accounting that could significantly change the accounting and reporting for lease arrangements. The main objective of the proposed standard is to create a new accounting model for both lessees and lessors, replacing the existing concepts of operating and capital leases with models based on “right-of-use” concepts. The new models would result in the elimination of most off-balance sheet lease financing for lessees. Lessors would apply one of two models depending upon whether the lessor retains exposure to significant risks or benefits of the underlying assets. The FASB’s document is in the form of an exposure draft of a proposed Accounting Standards

Update, Leases (Topic 840) (“ED”), issued in August 2010, would apply to the accounting for all leases, with some exceptions. The ED also includes expanded disclosures including quantitative and qualitative information to enable users to understand the amount and timing of expected cash flows, for both lessors and lessees. The proposals set out in the ED were open for comment until December 15, 2010. After considering constituents’ comments, the FASB and IASB agreed in January 2011 that more work is needed to address the shortfalls of the lessor accounting proposals but tentatively decided to initially limit lessor accounting discussions to only those issues that are critical to both lessees and lessors. As the project progresses, the FASB will decide whether changes are needed to the lessor accounting requirements under current GAAP and, if so, whether the changes would be made as part of the current leases project or as part of a future separate project.

A final standard is targeted to occur by June 30, 2011.The proposed changes are not yet final and they may change or be abandoned prior to formal adoption. If there are future changes in GAAP with regard to how we and our customers must account for leases, it could change the way we and our customers conduct our businesses. As a result, we are unable to determine how the proposed changes could affect our business, but they could have an adverse effect on our financial condition.

In the future, we may be required to pay personal holding company taxes, which would have an adverse effect on our cash flows, results of operations and financial condition.

The Internal Revenue Code requires any company that qualifies as a “personal holding company” to pay personal holding company taxes in addition to regular income taxes. A company qualifies as a personal holding company if (1) more than 50.0% of the value of the company’s stock is held by five or fewer individuals and (2) at least 60.0% of the company’s adjusted ordinary gross income constitutes personal holding company income, which, in our case, includes adjusted income from the lease of our containers. If we or any of our subsidiaries are a personal holding company, our undistributed personal holding company income, which is generally taxable income with certain adjustments, including a deduction for federal income taxes and dividends paid, will be taxed at a rate of 15.0%. Based upon our operating results, we were not classified as a personal holding company for the year ended December 31, 2010. Whether or not we or any of our subsidiaries are classified as personal holding companies in future years will depend upon the amount of our personal holding company income and the percentage of our outstanding common stock that will be beneficially owned by Mr. Hiromitsu Ogawa, who beneficially owned 34.4% of our common stock as of December 31, 2010. At some point in the future we could become liable for personal holding company taxes. The payment of personal holding company taxes in the future would have an adverse effect on our cash flows, results of operations and financial condition.

Risks Related to Our Stock

Our stock price has been volatile and may remain volatile.

The trading price of our common stock may be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, new services by us or our competitors, general conditions in the shipping industry and the intermodal container sales and leasing markets, changes in earnings estimates by analysts, or other events or factors. Broad market fluctuations may adversely affect the market price of our common stock. Since the initial public offering of our stock at $15.00 per share on May 16, 2007, the closing market price of our stock has fluctuated significantly from a high of $21.18 per share to a low of $2.15 per share through February 28, 2011. Since the trading volume on our stock is not significant on a daily basis, shareholders may experience difficulties in liquidating our stock. Factors affecting the trading price of our common stock may include:

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

We do not currently pay dividends to holders of our common stock, and we cannot assure you that we will pay dividends to holders of our common stock in the future.

Although our board of directors may consider a dividend policy under which we would pay cash dividends on our common stock, any determinations by us to pay cash dividends on our common stock in the future will be based primarily upon our financial condition, results of operations, business requirements, tax considerations and our board of directors' continuing determination that the declaration of dividends under the dividend policy are in the best interests of our stockholders and are in compliance with all laws and agreements applicable to the dividend program.  Consequently, investors may be required to rely on sales of their common stock as the only way to realize any future gains on their investment.  The terms of our credit agreements contain provisions permitting the payment of cash dividends subject to certain limitations.

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

Based upon beneficial ownership as of December 31, 2010, Mr. Ogawa beneficially owns approximately 34.4 % of our outstanding common stock. As a result, he may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, he may have the ability to control the management and affairs of our company. Mr. Ogawa may have interests that are different from yours. For example, he may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of us or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock. In addition, as Chairman of our Board of Directors, Mr. Ogawa may influence decisions to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

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

Public-company corporate governance and financial reporting practices and policies increase our costs, and we may be unable to provide the required financial information in a timely and reliable manner.

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

Office Locations. As of December 31, 2010, our employees are located in 12 offices in 10 different countries including the United States. We have 2 offices in the U.S. including our headquarters in San Francisco, California. We have 10 offices outside the U.S. We lease all of our office space. In addition, we have agents in Asia, Europe, South Africa, Australia and South America. Each of our offices is used for both our container leasing and container management segments, except for our office in Germany which is used only for container leasing operations.

The following table summarizes the facilities we leased as of December 31, 2010:

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

ITEM 4.	(Removed and Reserved)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the New York Stock Exchange (NYSE) under the symbol “CAP” since May 16, 2007. Prior to that time, there was no public market for our common stock. Since the initial public offering of our stock at $15.00 per share on May 16, 2007, our stock price has fluctuated between a high closing price of $21.18 on February 28, 2011 and a low closing price of $2.15 on January 23, 2009.

The following table reflects the range of high and low closing prices of our common stock, as reported on the New York Stock Exchange, in each quarter of the years ended December 31, 2010 and 2009.

	High	Low
2010:
Fourth Quarter	$21.17	$14.62
Third Quarter	$15.37	$11.56
Second Quarter	$14.82	$11.85
First Quarter	$12.36	$7.49

2009:
Fourth Quarter	$9.33	$6.91
Third Quarter	$7.79	$5.13
Second Quarter	$6.33	$2.87
First Quarter	$3.86	$2.15

As of February 28, 2011, the closing price of our common stock was $21.18 as reported on the NYSE. On that date, there were 26 registered holders of record of the common stock and over 1,600 beneficial holders, based on information obtained from the Company’s transfer agent.

Dividends

We have never declared or paid dividends on our capital stock. Our board of directors may consider adopting a dividend policy. Any determinations by us to pay cash dividends on our common stock in the future will be based primarily upon our financial condition, results of operations, business requirements, tax considerations and our board of directors' continuing determination that the declaration of dividends under the dividend policy are in the best interests of our stockholders and are in compliance with all laws and agreements applicable to the dividend program. In the absence of such a policy, we intend to retain future earnings to finance the operation and expansion of our business.

PERFORMANCE GRAPH

The graph below compares cumulative shareholder returns for the Company as compared with the Russell 2000 Stock Index and the Dow Jones Transportation Stock Index for the period from May 16, 2007 (the date CAI International, Inc. common stock began trading at the NYSE) to December 31, 2010. The graph assumes an investment of $100 as of May 16, 2007.

		INDEX RETURNS
	Base Period	Years Ending December 31,
Company/Index	May 16, 2007	2007	2008	2009	2010
CAI INTERNATIONAL, INC.	$100	$70.13	$21.13	$60.20	$130.67
RUSSELL 2000 INDEX	100	93.40	60.89	76.25	95.54
DOW JONES TRANSPORTATION INDEX	100	96.17	67.82	78.61	97.92

ITEM 6.	SELECTED FINANCIAL DATA

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

The selected financial data presented below under the heading “Consolidated Statement of Operations Data” for the years ended December 31, 2010, 2009, 2008 and 2007, and the heading “Consolidated Balance Sheet Data” as of December 31, 2010 and 2009 have been derived from our audited consolidated financial statements included elsewhere in this 10-K filing. The selected financial data presented below under the heading “Statement of Operations Data” for the three months ended December 31, 2006 and nine months ended September 30, 2006 and under the heading “Consolidated Balance Sheet Data” as of December 31, 2006 have been derived from our audited consolidated financial statements that were included in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 11, 2007.

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

Consolidated Statement of Operations Data

	Successor					Predecessor
	Year Ended December 31,				Three Months Ended, December 31	Nine Months Ended September 30,
	2010	2009	2008	2007	2006	2006
(Dollars in thousands, except per share data)

Revenue:
Container rental revenue	$64,892	$53,747	$56,436	$38,148	$9,383	$24,228
Management fee revenue	10,348	8,546	11,969	12,663	3,569	8,530
Gain on sale of container portfolios	614	753	12,443	12,855	5,392	8,365
Finance lease income	2,045	2,218	2,297	1,206	267	927
Total revenue	77,899	65,264	83,145	64,872	18,611	42,050

Operating expenses:
Depreciation of container rental equipment	20,767	17,140	15,824	8,805	2,360	9,653
Amortization of intangible assets	1,377	1,566	1,534	1,241	307	-
Impairment of container rental equipment	40	86	331	365	81	270
Gain on disposition of used container equipment	(9,112)	(3,626)	(4,155)	(4,400)	(747)	(804)
Gain on settlement of lease obligation	-	-	-	(780)	-	-
Equipment rental expense	-	-	20	961	395	1,187
Storage, handling and other expenses	6,170	8,717	4,854	3,077	779	2,411
Marketing, general and administrative expenses	21,218	18,848	20,215	15,772	3,367	9,014
Impairment of goodwill	-	-	50,247	-	-	-
Restructuring charges	-	972	-	-	-	-
Loss (gain) on foreign exchange	513	(215)	564	(104)	22	(47)
Total operating expenses	40,973	43,488	89,434	24,937	6,564	21,684

Operating income (loss)	36,926	21,776	(6,289)	39,935	12,047	20,366

Interest expense	5,278	4,311	9,346	10,705	3,416	4,183
Gain on extinguishment of debt	-	-	-	(681)	-	-
Interest income	(109)	(10)	(229)	(126)	(20)	(37)
Net interest expense	5,169	4,301	9,117	9,898	3,396	4,146

Income (loss) before income taxes	31,757	17,475	(15,406)	30,037	8,651	16,220

Income tax expense	3,555	3,919	11,547	10,990	3,231	5,856

Net income (loss)	28,202	13,556	(26,953)	19,047	5,420	10,364
Add: Net loss attributable to non-controlling interest	181	-	-	-	-	-
(Accretion)/decretion of preferred stock	-	-	-	(5,577)	(6)	1,464

Net income (loss) attributable to CAI common stockholders	$28,383	$13,556	$(26,953)	$13,470	$5,414	$11,828

Net income (loss) per share attributable to CAI common stockholders:
Basic	$1.58	$0.76	$(1.55)	$0.92	$0.51	$0.56
Diluted	$1.56	$0.76	$(1.55)	$0.85	$0.36	$0.48

Weighted average shares outstanding :
Basic	17,974	17,902	17,406	14,713	10,584	21,168
Diluted	18,203	17,902	17,406	16,682	16,270	21,735

Other Financial Data:
EBITDA (unaudited)(1)	$59,548	$40,794	$61,824	$50,473	$14,827	$30,364
Adjusted EBITDA (unaudited)(1)	64,881	46,326	68,387	54,464	15,621	33,323
Purchase of containers	204,565	31,284	189,600	219,530	45,843	89,366
Net proceeds from sale of container portfolios	12,367	5,840	99,773	113,402	49,252	67,912

Consolidated Balance Sheet Data

	As of December 31,
	2010	2009	2008	2007	2006
(Dollars in thousands)

Cash	$14,393	$14,492	$28,535	$8,433	$20,359
Container rental equipment, net	530,939	299,340	310,397	242,606	161,353
Net investment in direct finance leases	11,834	12,620	20,111	10,966	6,577

Total assets	613,452	374,083	412,628	359,099	285,221
Long-term debt	260,547	182,395	230,784	147,631	153,806
Total liabilities	415,778	244,985	298,838	227,951	252,379
Cumulative redeemable convertible preferred stock	-	-	-	-	4,900
Total CAI stockholders' equity	179,599	129,098	113,790	131,148	27,942

Selected Operating Data (unaudited):

Managed fleet in TEUs (2)	478,608	507,681	534,553	500,433	483,333
Owned fleet in TEUs (2)	347,973	235,082	243,408	253,910	185,645
	826,581	742,763	777,961	754,343	668,978

Percentage of on-lease fleet on long-term leases (3)	75.8%	75.7%	72.9%	70.9%	65.3%
Percentage of on-lease fleet on short-term leases (3)	21.7%	21.5%	23.8%	26.8%	32.8%
Percentage of on-lease fleet on finance leases	2.5%	2.8%	3.3%	2.3%	1.9%
	100.0%	100.0%	100.0%	100.0%	100.0%

Average Utilization rate (4)	94.8%	82.2%	94.3%	94.3%	90.6%

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

	Successor					Predecessor
					Three Months Ended December 31,	Nine Months Ended September 30,
	Year Ended December 31,
	2010	2009	2008	2007	2006	2006
					(Unaudited)
Net income (loss) attributable to CAI common stockholders	$28,383	$13,556	$(26,953)	$19,047	$5,420	$10,364
Add:
Net interest expense	5,169	4,301	9,117	9,898	3,396	4,146
Depreciation	21,024	17,366	16,001	8,932	2,392	9,728
Amortization of intangible assets and impairment of container rental equipment	1,417	1,652	1,865	1,606	388	270
Impairment of goodwill	-	-	50,247	-	-	-
Income tax expense	3,555	3,919	11,547	10,990	3,231	5,856
EBITDA	59,548	40,794	61,824	50,473	14,827	30,364
Add- principal payments from direct finance leases	5,333	5,532	6,563	3,991	794	2,959
Adjusted EBITDA	$64,881	$46,326	$68,387	$54,464	$15,621	$33,323

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

Overview

We are one of the world’s leading container leasing and management companies. We purchase new containers, lease them to container shipping lines, freight forwarders and others and either retain them as part of our owned fleet or sell them to container investors for whom we then provide management services. In operating our fleet, we lease, re-lease and dispose of containers and contract for the repair, repositioning and storage of containers. As of December 31, 2010, our fleet comprised 826,581 TEUs, 57.9% of which represented our managed fleet and 42.1% of which represented our owned fleet.

We plan to increase both the number of owned containers as well as the number of managed containers in our fleet. During the year ended December 31, 2010, we paid $204.6 million to purchase additional containers. We believe it is important to maintain a balance between the size of our owned fleet and our managed fleet to preserve our strength of having multiple sources of revenue.

Our business comprises two reportable segments for financial statement reporting purposes—container management and container leasing. Our container leasing segment revenue comprises container rental revenue and finance lease income from our owned fleet and our container management segment revenue comprises gain on sale of container portfolios and management fee revenue for managing containers for container investors. For the years ended December 31, 2010, 2009 and 2008, our container leasing segment generated income before income taxes of $26.7 million, $13.7 million and $6.8 million, respectively. Our container management segment generated income before income taxes of $4.9 million, $3.7 million, and a loss before income taxes of $22.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. During the year ended December 31, 2010, we refined the methodology for allocating marketing, general and administrative (MG&A) expense between segments (see Note 18 to our consolidated financial statements included in this filing and the succeeding discussion of our segment information). The loss incurred by our container management segment for the year ended December 31, 2008 is primarily due to the impairment of goodwill of $50.2 million, out of which $36.4 million had been allocated to the segment. The goodwill was originally recorded in October 2006 as a result of the application of pushdown accounting and step acquisition accounting relating to our repurchase of our common stock previously held by Interpool. The non-cash charge had no impact on our liquidity and on our performance covenants in our debt agreements. Our goodwill impairment charge is discussed in more detail in the “Operating Expenses” section below and in Note 7 to our consolidated financial statements included in this 10-K filing.

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

Factors Affecting Our Performance

We believe there are a number of factors that have affected, and are likely to continue to affect, our operating performance. These factors include the following, among others:

•	the strength of global and regional economies and their ability to sustain recovery from the previous years recession;

•	changes in the amount of gain we can realize on sales of portfolios of leased containers to container investors;

•	changes in demand for container leases;

•	changes in the mix of short-term versus long-term leases;

•	changes in the per diem rates for leases;

•	changes in the number of containers in our owned fleet;

•	defaults by container lessees;

•	economic disruptions, health scares, financial turmoil and political instability;

•	terrorism, or the threat of terrorism, violence or hostilities that affect the flow of world trade and the demand for containers;

•	the development of emerging economies in Asia and other parts of the world and the resulting change in trade patterns;

•	fluctuations in interest rates;

•	increased competition; and

•	loss of key members of our senior management.

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

The container leasing market is highly competitive. As such, our relationships with our container lessees are important to ensure that container shipping lines continue to select us as one of their providers of leased containers. Our annual average fleet utilization rate for the year ended December 31, 2010 was 94.8% compared to 82.2% and 94.3% for the years ended December 31, 2009 and 2008. The overall increase in our average fleet utilization from 2009 was primarily attributable to a significant increase in world trade and secondary sales of containers. Utilization rate started its upward trend during the first quarter of 2010 and its continued increase will depend on future global economic conditions and the additional supply of new containers.

Per Diem Rates. The per diem rate for a lease is set at the time we enter into a lease agreement. Our long-term per diem rate has historically been strongly influenced by new container pricing (which in turn is heavily influenced by steel and other component pricing), interest rates, the balance of supply and demand for containers at a particular time and location, our estimate of the residual value of the container at the end of the lease, the type and age of the container being leased, purchasing activities of containers by container shipping lines and efficiencies in container utilization by container shipping lines. The overall average per diem rates for containers in our owned fleet and in the portfolios of containers comprising our managed fleet change only slightly in response to changes in new container prices because existing lease agreements can only be re-priced upon the expiration of the lease. Average per diem rates per TEU for long-term leases for our total fleet for the year ended December 31, 2010 decreased by 3.0% while average per diem rates for long-term leases for the year ended December 31, 2009 decreased by 0.4% from the prior year. Average per diem rates per TEU for short-term leases in our total fleet increased by 9.0% for the year ended December 31, 2010, as compared to the prior year, and decreased by 13.6% for the year ended December 31, 2009 as compared to the year ended December 31, 2008.

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

Gain on Sale of Container Portfolios. Gain on sale of container portfolios is generated when we sell containers, most of which are on lease at the time of sale, to container investors. Historically, we have entered into management agreements with container investors to manage the portfolios of containers that we have sold to them. The amount of revenue we recognize on these sales of containers is equal to the difference between the cash we receive from container investors and the net book value of the containers sold. We rely upon our borrowing capacity under our credit facilities for the flexibility to hold containers until we sell them to container investors. We have historically been able to sell leased containers to container investors at a gain, and we have typically recognized higher revenue from gain on sale of container portfolios in periods of rising container prices. Because we enter into firm purchase orders for containers before we begin finding lessees for the containers, there is a risk that the time necessary to lease these containers may be much longer than we anticipate or that the price that container investors are willing to pay for portfolios of containers may decline before we take delivery. The price that a container investor is willing to pay for a portfolio of containers depends on a number of factors, including the historical and future expected cash flows from the portfolio to the container investor, the credit ratings of the lessees, the mix of short-term and long-term leases, the number of TEUs in the portfolio, the timing of the sale and alternative investment opportunities available to the container investor. If any of these factors change unexpectedly during the period between the date of our purchase order to the date a container investor purchases the container from us, we may recognize a lower gain on sale of the containers to investors, sell them to container investors at a loss or retain them as part of our owned fleet.

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

We depreciate most of our containers on a straight line basis over a period of 12.5 years to a fixed residual value. We regularly assess both the estimated useful life of our containers and the expected residual values, and, when warranted, adjust our depreciation estimate accordingly. Depreciation of container rental equipment expense will vary over time based upon the number and the purchase price of containers in our owned fleet. Depreciation expense increased in 2010 due primarily to an increase in the average number of our owned containers resulting from higher purchases of containers. Depreciation expense in 2009 increased from the previous year due primarily to the full year impact of our acquisition of Consent and the greater percentage of newer containers in our owned fleet. For the years ended December 31, 2010, 2009 and 2008, our depreciation expense for containers was $20.8 million, $17.1 million and $15.8 million, respectively. We recognize an impairment charge equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset if the carrying amount of a container held for sale exceeds the estimated future cash flows from that container. See “Critical Accounting Policies and Estimates.”

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

During the year ended December 31, 2008, we recognized a goodwill impairment charge of $50.2 million. The goodwill impairment charge was primarily a result of the material decline in the market value of our equity during the fourth quarter of 2008 due to the expected downturn in future economic activity as a result of the global recession and adverse capital market conditions. The impaired goodwill was associated with our repurchase in October, 2006 of the shares of common stock previously held by Interpool, Inc. The amount of the impairment was determined using a combination of the cost, income and market approaches to estimate the fair value of our intangible and goodwill assets, resulting in our recognizing a $50.2 million impairment charge for the year ended December 31, 2008 (See Note 7 to our consolidated financial statements).

In October 2009 we commenced moving Consent’s operations in Sweden to our European office in the United Kingdom. We recorded a restructuring charge of $972,000 for the year ended December 31, 2009 covering salaries and extended fringe benefits of terminated employees. The move was completed in February 2010.

Our operating expenses are offset by the gain on disposition of used container equipment. This gain is the result of our sale of older used containers in the secondary resale market and is the difference between: (1) the cash we receive for these units, less selling expenses; and (2) the net book value of the units.

Results of Operations. The following table summarizes our results of operations for the three years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
Revenue:
Container rental revenue	$64,892	$53,747	$56,436
Management fee revenue	10,348	8,546	11,969
Gain on sale of container portfolios	614	753	12,443
Finance lease income	2,045	2,218	2,297
Total revenue	77,899	65,264	83,145

Operating expenses:
Depreciation of container rental equipment	20,767	17,140	15,824
Amortization of intangible assets	1,377	1,566	1,534
Impairment of container rental equipment	40	86	331
Gain on disposition of used container equipment	(9,112)	(3,626)	(4,155)
Storage, handling and other expenses	6,170	8,717	4,874
Marketing, general and administrative expense	21,218	18,848	20,215
Impairment of goodwill	-	-	50,247
Restructuring charges	-	972	-
(Gain) loss on foreign exchange	513	(215)	564
Total operating expenses	40,973	43,488	89,434

Operating income (loss)	36,926	21,776	(6,289)

Interest expense	5,278	4,311	9,346
Interest income	(109)	(10)	(229)
Net interest expense	5,169	4,301	9,117

Net income (loss) before income taxes and non-controlling interest	31,757	17,475	(15,406)

Income tax expense	3,555	3,919	11,547

Net income (loss)	28,202	13,556	(26,953)
Add: Net loss attributable to non-controlling interest	181	-	-

Net income (loss) attributable to CAI common stockholders:	$28,383	$13,556	$(26,953)

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue. The above table shows the composition of our revenue. The following discussion explains the significant changes in the composition of our total revenue for the year ended December 31, 2010 as compared to the year ended December 31, 2009:

Container Rental Revenue. Container rental revenue increased $11.1 million, or 20.7%, to $64.9 million for the year ended December 31, 2010 from $53.7 million for the year ended December 31, 2009. The increase in container rental revenue was primarily driven by the higher average utilization of our owned containers, increase in the average number of owned containers on lease and higher average per diem rate on short-term leases, partly offset by the decrease in average long-term per diem rate. The average utilization of our owned containers during 2010 was 96.2% compared to 86.3% during 2009.

Management Fee Revenue. Management fee revenue for the year ended December 31, 2010 was $10.3 million, an increase of $1.8 million, or 21.1%, from $8.5 million for the year ended December 31, 2009. The increase was due primarily to the increase in deal origination fees earned on management contracts. In addition, the increase in average utilization rate and average quantity of managed containers on lease resulted in higher net operating income of our managed funds on which our management fees are based. The average utilization of our managed containers during 2010 was 94.0% compared to 80.4% during 2009.

Gain on Sale of Container Portfolios. Gain on sale of container portfolios of $614,000 for the year ended December 31, 2010 was $139,000, or 18.5%, lower than the gain of $753,000 recognized for the year ended December 31, 2009. We sold more containers during the year ended December 31, 2010 but at a lower margin compared to the year ended December 31, 2009.

Finance Lease Income. Finance lease income decreased $173,000, or 7.8%, to $2.0 million for the year ended December 31, 2010 from $2.2 million for the year ended December 31, 2009. This decrease was primarily due to lower average principal balance of our existing DFLs during the year ended December 31, 2010 compared to the year ended December 31, 2009, partly as a result of converting certain DFL contracts to operating leases.

Operating Expenses. Details of our operating expenses for the years ended December 31, 2010 and 2009 are shown on the foregoing table. The following discussion explains the significant changes in expenses for the year ended December 31, 2010 as compared to the year ended December 31, 2009:

Depreciation of Container Rental Equipment. Depreciation of container rental equipment increased by $3.6 million, or 21.2%, to $20.8 million for the year ended December 31, 2010, from $17.1 million for the year ended December 31, 2009. The higher expense was primarily due to the increase in the average number of owned containers at a higher cost during the year ended December 31, 2010 as compared to the year ended December 31, 2009.

Amortization of Intangible Assets. Amortization expense relating to intangible assets for the year ended December 31, 2010 decreased $189,000, or 12.1%, to $1.4 million from $1.6 million during the same period last year. The decrease resulted primarily from exchange rate differences on the reporting of the amortization of Consent intangibles, which are recorded in Euros and translated to U.S. dollars, and trademarks that have been fully amortized. Additionally, software acquired from Consent has been fully amortized since the third quarter of 2009.

Gain on Disposition of Used Container Equipment. Gain on disposition of used container equipment increased by $5.5 million, or 151.3%, to $9.1 million for the year ended December 31, 2010, from $3.6 million for the year ended December 31, 2009. The increase primarily resulted from the higher volume of used containers sold at a higher margin during the year ended December 31, 2010 as compared to the year ended December 31, 2009.

Storage, Handling and Other Expenses. Storage, handling and other expenses declined by $2.5 million, or 29.2%, to $6.2 million for the year ended December 31, 2010, from $8.7 million for the year ended December 31, 2009. The increase in the utilization rate of our owned containers has resulted in lower storage and handling costs during the year ended December 31, 2010 as compared to the year ended December 31, 2009.

Marketing, General and Administrative Expense (MG&A). MG&A expense for the year ended December 31, 2010 increased $2.4 million, or 12.6%, to $21.2 million, compared to $18.8 million for the year ended December 31, 2009. The increase was due primarily to higher bad debt expense, travel related expense, and personnel related costs.

Loss (Gain) on Foreign Exchange. We recorded a loss of $513,000 on foreign exchange transactions for the year ended December 31, 2010 compared to a gain of $215,000 during the year ended December 31, 2009.  The loss resulted from transactions that were recorded in a currency other than the local functional currency upon settlement of the receivable. Part of the loss was related to the sales of containers that were denominated in Euros which generally weakened against the British pound sterling during the year.

Net Interest Expense. Net interest expense of $5.2 million for the year ended December 31, 2010 increased $868,000, or 20.2%, from $4.3 million incurred during the year ended December 31, 2009. The increase in net interest expense resulted primarily from higher average debt balance and higher interest rate.

Income Tax Expense. Income tax expense for the year ended December 31, 2010 was $3.6 million, a $364,000, or 9.3%, decrease from $3.9 million for the year ended December 31, 2009. The decrease was due primarily to the reduction of an accrued tax liability of $1.9 million resulting from the release of an uncertain tax liabilities caused by the expiration of the statute of limitation for the period in which the liabilities were accrued. Without this reduction, income tax expense for the year ended December 31, 2010 would have been $5.5 million and the effective tax rate would have been 17.2% compared to 22.4% for the same period in 2009. The lower effective tax rate for the year ended December 31, 2010 as compared to the year ended December 31, 2009 is mainly attributable to a higher proportion of overall pretax income coming from our foreign operations where statutory rates are lower than the U.S. income tax rates.

Segment Information

During the year ended December 31, 2010, we refined our methodology for allocating MG&A expense to each segment based on a study which analyzed the departmental composition of MG&A expense. The expense allocation was based on either revenue or twenty-foot equivalent units (TEUs) of containers in each segment, depending on the function of the department which incurred the expense, after directly assigning MG&A expense relating to Consent and CAIJ subsidiaries to the container leasing and container management segment, respectively. Management believes that this allocation method results in a more representative distribution of MG&A expense between the two segments. For comparative purposes, we applied this allocation method to MG&A expenses for the years ended December 31, 2009 and 2008 to conform with the methodology used for the year ended December 31, 2010. Prior to the year ended December 31, 2010, we had been allocating MG&A expense to each segment based solely on the ratio of owned and managed TEUs to its total fleet of TEUs after directly assigning MG&A expense relating to Consent to the container leasing segment.

The following table summarizes our results of operations for each of our business segments for the years ended December 31, 2010 and 2009. The MG&A expense included in total operating expenses for the year ended December 31, 2009 has been adjusted to conform with the 2010 presentation (dollars in thousands):

	Year Ended December 31,
	2010	2009	Percent Change

Container Leasing
Total revenue	$66,937	$55,965	19.6%
Operating expenses	34,937	37,921	(7.9)
Interest expense	5,278	4,311	22.4
Income before taxes attributable to segment	$26,722	$13,733	94.6
Container Management
Total revenue	$10,962	$9,299	17.9
Operating expenses	6,036	5,567	8.4
Income before taxes attributable to segment	$4,926	$3,732	32.0

Container Leasing. Total revenue from our container leasing segment increased $11.0 million, or 19.6%, to $66.9 million for the year ended December 31, 2010, from $55.9 million during the year ended December 31, 2009. The increase in revenue was principally driven by higher utilization rates and higher average per diem rates on short term leases resulting in higher container rental revenue. Revenue from direct finance leases decreased due primarily to a lower average principal balance of our existing DFLs during the year ended December 31, 2010 compared to the same period last year, and partly as a result of converting certain finance lease contracts to operating leases.

Total operating expenses for the container leasing segment decreased $3.0 million, or 7.9%, to $34.9 million for the year ended December 31, 2010 from $37.9 million for the year ended December 31, 2009. The decrease was primarily due to higher gain on disposition of used container equipment and lower expenses that were directly allocated to the container leasing segment including decreases in storage, handling and repairs expenses, amortization of intangible assets and restructuring charges. These were partly offset by increases in MG&A (including bad debt expense which was fully allocated to the container leasing segment), foreign exchange loss and depreciation expense. We had previously reported operating expenses of $31.9 million and income before taxes attributable to segment of $19.7 million for the container leasing segment for the year ended December 31, 2009 based on our previous method of allocating MG&A expense as described above.

Interest expense of $5.3 million for the year ended December 31, 2010 increased $967,000, or 22.4%, from $4.3 million incurred during the year ended December 31, 2009. The increase in net interest expense resulted primarily from higher average debt balances and higher interest rates.

Container Management. Total revenue from our container management segment for the year ended December 31, 2010 was $11.0 million, an increase of $1.7 million, or 17.9%, from the year ended December 31, 2009. This increase in revenue was primarily due to a $1.8 million increase in management fee revenue, partly offset by a $139,000 decrease in gain on sale of container portfolios, as compared to the year ended December 31, 2009. The increase in management fee revenue was attributable to the higher utilization of our managed containers and an increase in the average number of managed containers on lease which resulted in a higher profitability of most of our investor portfolios from which we derived our management fee income. Total operating expenses of $6.0 million allocated to this segment increased by $469,000, or 8.4%, from $5.6 million for the same period last year primarily as a result of higher MG&A. We had previously reported $11.6 million of operating expenses and a loss attributable to segment of $2.3 million for the year ended December 31, 2009 for the container management segment based on our previous method of allocating MG&A expense as described in the foregoing discussion.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenue

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

Management Fee Revenue. Management fee revenue for the year ended December 31, 2009 was $8.5 million, a decline of $3.5 million, or 28.6%, from $12.0 million for the same period in 2008. The lower utilization and increased expenses from storage costs resulted in lower profitability in most of our container investors’ portfolios. The lower profitability of most of our investor portfolios resulted in lower management fee income.

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

Expenses

Details of our operating expenses for the years ended December 31, 2009 and 2008 are shown on our Results of Operations table on page 33. The following discussion explains the significant changes in expenses for the year ended December 31, 2009 as compared to the year ended December 31, 2008:

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

Net Interest Expense. Net interest expense of $4.3 million for the year ended December 31, 2009 decreased $4.8 million, or 52.8%, from $9.1 million incurred during the year ended December 31, 2008. The decrease in net interest expense was due primarily to the lower interest expense resulting from lower interest rates and a lower average debt balance. This was partly offset by a $219,000 decrease in interest income.

Income Tax Expense. Income tax expense for the year ended December 31, 2009 was $3.9 million, a $7.6 million, or a 66.1%, decrease from $11.5 million for the year ended December 31, 2008. The decrease was due primarily to a 49.8% decrease in pretax income after adjusting for goodwill impairment and lower effective tax rate. Our effective tax rate for the year ended December 31, 2009 was 22.4% compared to 33.1% for the year ended December 31, 2008. The lower effective tax rate for the year ended December 31, 2009 as compared to the year ended December 31, 2008 is due primarily to a higher proportion of pretax income coming from foreign operations where statutory rates are lower than the U.S. income tax rates. During the year ended December 31, 2009, the Company recorded a $138,000 adjustment to income tax expense to correct a purchase accounting entry relating to the acquisition of Consent in April 2008, and a $285,000 one-time tax benefit relating to the finalization of our 2008 income tax returns. These adjustments reduced the Company’s income tax expense by $423,000 during the year ended December 31, 2009. Without these adjustments our effective tax rate for this period would have been 24.8%.

Segment Information. The following table summarizes the adjusted results of our operations for each of our business segments for the years ended December 31, 2009 and 2008, with the MG&A expense included in total operating expenses adjusted to conform with the 2010 presentation (dollars in thousands):

	Year Ended December 31,
	2009	2008	Percent Change

Container Leasing
Total revenue	$55,965	$58,733	(4.7	) %
Operating expenses	37,921	28,702	32.1
Impairment of goodwill	-	13,849	NM
Interest expense	4,311	9,346	(53.9)
Income before taxes attributable to segment	$13,733	$6,836	100.9
Container Management
Total revenue	$9,299	$24,412	(61.9)
Operating expenses	5,567	10,485	(46.9)
Impairment of goodwill	-	36,398	NM
Income (loss) before taxes attributable to segment	$3,732	$(22,471)	(116.6)

NM - not a meaningful comparison as impairment of goodwill was a one-time charge.

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

Total operating expenses increased $9.2 million, or 32.1%, to $37.9 million for the year ended December 31, 2009 from $28.7 million for the year ended December 31, 2008. The increase was primarily due to higher storage, handling and repairs expenses resulting from the decline in the average utilization of our owned containers, increase in depreciation expense attributable to newer containers and to the acquisition of Consent, and restructuring charges in December 2009 relating to the move of Consent’s operations in Sweden to our office in the United Kingdom. We had previously reported operating expenses of $31.9 million and $26.0 million, and pre-tax income of $19.7 million and$ 9.5 million for the years ended December 31, 2009 and 2008, respectively, for the container leasing segment based on our previous method of allocating MG&A expense as described in the foregoing discussion.

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

Total operating expenses for the year ended December 31, 2009 decreased $4.9 million, or 46.9%, to $5.6 million from $10.5 million for the same period last year. The decrease was due primarily to lower marketing, general and administrative expense resulting from reductions in legal, accounting and audit related fees. We had previously reported operating expenses of $11.6 million compared to $13.2 million, and pre-tax loss of $2.3 million compared to pre-tax income (excluding impairment of goodwill) of $ 11.3 million for the years ended December 31, 2009 and 2008, respectively, for the container leasing segment based on our previous method of allocating MG&A expense as described in the foregoing discussion.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash flows from operations, sales of container portfolios, borrowings from financial institutions and sale of our stock. We believe that cash flow from operations, future sales of container portfolios and borrowing availability under our credit facilities are sufficient to meet our liquidity needs for at least the next 12 months.

We have typically funded a significant portion of the purchase price for new containers through borrowings under our credit facilities. However, from time to time we have funded new container acquisitions through the use of working capital.

Our revolving credit facility is secured by substantially all of our assets that are not otherwise used as security for our other credit facilities. Our term loan with a consortium of banks, related party term loan and capital lease obligations are secured by a specific pool of containers owned by the Company, the underlying leases thereon and the Company’s interest in any money received under such contracts.

As of December 31, 2010, the maximum credit commitment under our existing revolving credit facility was $330.0 million. The facility may be increased under certain conditions described in the agreement. In addition, there is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The amended agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to us. These credit commitments are part of, and not in addition to, the maximum credit commitment of $330.0 million. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar Rate loans as defined in the revolving credit facility. As of December 31, 2010 the interest rate on our revolving credit facility was 2.8%. Our revolving credit facility will expire on September 25, 2014.

As of December 31, 2010, we had a balance of $51.6 million and $278.3 million (net of $84,000 in letters of credit) in availability under our revolving credit facility, subject to our ability to meet the collateral requirements under the agreement governing our revolving credit facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

We intend to use our revolving credit facility primarily to fund the purchase of containers in the future. As of December 31, 2010, we had commitments to purchase $70.7 million of container equipment and had rental equipment payable of $88.1 million. We have typically used the proceeds from sales of container portfolios to container investors to repay our revolving credit facility. As we expand our owned fleet, our revolving credit facility balance will be higher and will result in higher interest expense. In addition to customary events of default, our revolving credit facility contains financial covenants that require us to maintain certain ratios in our financial statements. As of December 31, 2010, we were in compliance with the financial covenants in our revolving credit facility.

Our capital leases are denominated in U.S. dollars and Euros, are financed by various European banks and financial institutions and secured by their underlying assets. As of December 31, 2010, our capital lease obligations totaled $14.9 million, with fixed and floating interest rates averaging 2.6%.

On August 20, 2009, we signed a $10.0 million, five-year loan agreement with Development Bank of Japan (DBJ). The loan is payable in 19 quarterly installments of $200,000 starting October 31, 2009 and a final payment of $6.2 million on July 31, 2014. The loan bears a variable interest rate based on BBA LIBOR plus 2.4% and is secured by certain of our container rental equipment. The loan had a balance of $9.0 million and interest rate of 2.7% as of December 31, 2010. DBJ owned approximately 9.4% of the Company’s outstanding common stock as of the date of closing of the loan agreement. DBJ’s ownership of the Company’s total outstanding common stocks has been reduced to approximately 4.9% after selling 753,000 shares in December 2010.

On August 2, 2010, we filed with the SEC a universal shelf registration statement on Form S-3 for $30.0 million of securities to provide us with financing flexibility. Pursuant to this registration, we sold 1,381,369 shares of our common stock in December 2010 and raised $22.4 million (net of commissions and other expenses related to the offering).

On December 20, 2010, we entered into a term loan agreement with a consortium of banks. Under this loan agreement, we are eligible to borrow up to $300.0 million, subject to certain borrowing conditions, which amount is secured by certain assets of a wholly owned subsidiary.  We initially borrowed $185.0 million under the agreement and have until September 20, 2011 to utilize the remainder of the loan facility. The loan agreement is an amortizing facility with a term of six years, and with quarterly payments of principal of $6.0 million each (e.g., 2.0% of the aggregate commitment).  Any unpaid principal will be due on December 20, 2016.  The applicable interest rate is equal to LIBOR plus 3% per annum for Eurodollar loans, and Base Rate plus 2.0% for base rate loans.  The Base Rate is defined as the highest of (i) the federal funds rate plus 1/2 of 1.0%, (ii) the prime rate (as published in The Wall Street Journal), and (iii) the Eurodollar rate (for one month loans) plus 1.0%. The proceeds from this borrowing were used to pay part of our revolving credit facility. As of December 31, 2010, the loan had a balance of $185.0 million and interest rate of 3.3%. The loan agreement contains various financial and other covenants, including limitations on the ratios of funded debt to tangible net worth, the ratio of cash flow to fixed charges, and on incurring future indebtedness and liens, paying dividends and limitations on investments.

On March 11, 2011 we entered into an Amendment to the Term Loan Agreement that reduces the quarterly payments of principal for the $185.0 million initially borrowed to $3.7 million each (e.g. 2.0% of the drawn amount) for the first 23 quarterly payment dates with a final payment of $99.9 million (54.0% of the drawn amount) due on December 23, 2016.  We are entitled to draw down the remaining $115.0 million commitment in up to three additional drawdowns through September 23, 2011.  The quarterly payments of principal on these drawdowns (each determined separately) will be determined for each Principal Payment Date (other than the Maturity Date), an amount equal to the product of (x) the quotient obtained by dividing 46.0% by the number of remaining scheduled Principal Payment Dates, as of the Drawdown Date of such Term Loan and (y) the initial Principal Balance of such Term Loan, with a final payment due on December 23, 2016 of 54.0% of the initial Principal Balance of such Term Loan.

Cash Flow

The following table sets forth certain cash flow information for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Net income (loss)	$28,202	$13,556	$(26,953)
Adjustments to income (loss)	14,222	17,242	54,391
Net cash provided by operating activities	42,424	30,798	27,438
Net cash (used in) provided by investing activities	(157,208)	3,688	(77,606)
Net cash provided by (used in) financing activities	115,020	(49,007)	70,663

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Effect on cash of foreign currency translation	(335)	478	(393)
Net (decrease) increase in cash	(99)	(14,043)	20,102
Cash at beginning of year	14,492	28,535	8,433
Cash at end of year	$14,393	$14,492	$28,535

Operating Activities Cash Flows

Net cash provided by operating activities for the year ended December 31, 2010 increased $11.6 million from the year ended December 31, 2009 due to primarily to a $14.6 million increase in net income and a $10.9 million higher increase in current liabilities, partly offset by a $17.6 million higher increase in accounts receivable.

Operating cash flow for the year ended December 31, 2009 increased $3.4 million from the year ended December 31, 2008. The increase was due primarily to higher net income as adjusted for non-cash items (i.e., depreciation amortization, bad debts, goodwill impairment, etc.) and increased collection of receivables, partly offset by increased payments to investors.

Investing Activities Cash Flows

Net cash used in investing activities for the year ended December 31, 2010 increased $160.9 million from the same period in 2009 due primarily to a $173.3 million increase in the purchase of containers, partly offset by the $14.8 million increase in net proceeds from the sale of container portfolios and disposition of used container equipment.

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

Financing Activities Cash Flows

Net cash provided by financing activities for the year ended December 31, 2010 was $115.0 million compared to net cash used of $49.0 million for the year ended December 31, 2009. The $164.0 million increase in cash attributable to financing activities was due primarily to the $110.8 million increase in proceeds from bank loans, $22.4 million proceeds from the issuance of our common stock and a $19.0 million decrease in the payment of our bank debts.  In addition, we received $18.3 million of capital contribution from two Japanese container funds that were included in our consolidated balance sheet as of December 31, 2010 as a non-controlling interest.

Net cash used in financing activities for the year ended December 31, 2009 was $49.0 million compared to net cash provided from financing activities of $70.7 million for the same period in 2008. The net change of $119.7 million was primarily attributable to the reduction in borrowings from our revolving credit facility. The principal payments made for our long-term obligations during 2009 were a similar amount to the total amount that we paid in 2008.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments by due date as of December 31, 2010 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	More than 5 years

Total debt obligations:
Revolving credit facility	$51,600	$-	$-	$-	$51,600	$-	$-

Term loan - banks	185,000	24,000	24,000	24,000	24,000	24,000	65,000

Related party term loan	9,000	800	800	800	6,600	-	-

Interest on debt and capital lease obligations (1)	30,340	7,886	6,980	6,047	4,760	2,734	1,933

Rental equipment payable	88,097	88,097	-	-	-	-	-

Rent, office facilities and equipment	7,036	1,161	1,117	1,005	958	971	1,824

Capital lease obligations	14,946	4,438	3,101	2,663	1,562	1,278	1,904

Container purchases commitments	70,737	70,737	-	-	-	-	-

Total contractual obligations	$456,756	$197,119	$35,998	$34,515	$89,480	$28,983	$70,661

(1)
Our estimate of interest expense commitment includes $5.3 million relating to our revolving credit facility, $776,000 relating to our related party term loan, $23.3 million relating to our term loan with a consortium of banks and $910,000 relating to our capital lease obligations. The calculation of interest related to our revolving credit facility assumes that the interest rate of 2.8% as of December 31, 2010 on our revolving credit facility will remain at the same interest level over the next five years. We expect that the interest rate will vary over time based upon fluctuations in the underlying indexes upon which this interest rate is based. The interest relating to our related party term loan, term loan payable and capital lease obligations was based on an assumed weighted average interest rate as of December 31, 2010 of 2.7%, 3.3% and 2.6%, respectively, over the above periods.

Our revolving credit facility provides for a maximum total commitment amount of up to $330.0 million in revolving line of credit. Loans under the revolving credit facility bear interest at variable rates based on the Eurodollar rate or a Base Rate as defined in our amended agreement, plus a margin that adjusts depending on a certain financial criterion. In addition, there is a commitment fee on the unused amount of the total commitment which is payable quarterly in arrears. The revolving credit facility provides that swing line loans (up to $10.0 million in the aggregate) and standby letters of credit (up to $15.0 million in the aggregate) will be available to us. These credit commitments are part of, and not in addition to, the total commitment of $330.0 million under our revolving credit facility. As of December 31, 2010, there was a balance of $51.6 million on the revolving credit facility which will expire on September 25, 2012.

Our term loan agreement with a consortium of banks allows us to borrow up to $300.0 million, subject to certain borrowing conditions, which amount is secured by certain assets of a wholly owned subsidiary.  We initially borrowed $185.0 million under the agreement and have until September 2011 to utilize the remainder of the loan facility. The loan agreement is an amortizing facility with a term of six years, and with quarterly payments of principal of $6.0 million each (e.g., 2.0% of the aggregate commitment).  Any unpaid principal will be due on December 20, 2016.  The applicable interest rate is equal to LIBOR plus 3% per annum for Eurodollar loans, and Base Rate plus 2.0% for base rate loans.  The Base Rate is defined as the highest of (i) the federal funds rate plus 1/2 of 1.0%, (ii) the prime rate (as published in The Wall Street Journal), and (iii) the Eurodollar rate (for one month loans) plus 1.0%. The proceeds from this borrowing were used to pay part of our revolving credit facility. As of December 31, 2010, the loan had a balance of $185.0 million and interest rate of 3.3%. This term loan agreement was subsequently amended on March 11, 2011. See Notes 10(b)(i) and 22 to our consolidated financial statements included in this filing, and Item 9B, Other Information, of this filing, for details of the amendment.

Off-Balance Sheet Arrangements

As of December 31, 2010, we had no off-balance sheet arrangements or obligations other than noted below. An off-balance sheet arrangement includes any contractual obligation, agreement or transaction arrangement involving an unconsolidated entity under which we would have: (1) retained a contingent interest in transferred assets; (2) an obligation under derivative instruments classified as equity; (3) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing, hedging or research and development services with us; or (4) made guarantees.

We transferred ownership of  dry van containers to Japanese container funds which were established by Japan Investment Adviser Co., Ltd. (JIA) and CAIJ. CAIJ is an 80%-owned subsidiary of CAI with the remaining 20% owned by JIA. JIA is owned and controlled by a Managing Director of CAIJ. Prior to the purchase of containers from us, the purchasing entities had received contributions from unrelated Japanese investors, under separate Japanese investment agreements allowed under Japanese commercial laws. The contributions were used to purchase container equipment from us. Under the terms of the agreement, the CAI related Japanese entities will manage each of the investments but may outsource the whole or part of each operation to a third party. Pursuant to its services agreements with investors, the purchasing Japanese entities have outsourced the general management of the investment’s operations to CAIJ. The Japanese entities have also entered into container management service agreements whereby we will manage the leasing of equipment that we transferred to the investors. The profit or loss from each investment will substantially belong to each respective investor, except with respect to two Japanese funds where the terms of the transaction provide us with an option to purchase the containers at a fixed price. If we decide to exercise our purchase options on the two Japanese funds and resell the containers to a third party, then we would realize the profit from the sale. (See Notes 2(o), 3 and 12 to our consolidated financial statements).

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

Effective June 15, 2010 we adopted FASB ASU 2009-13, Multiple Deliverable Revenue Arrangement, for all revenue arrangements entered into or materially modified on or after the effective date (see Note 2 (o) of the accompanying consolidated financial statements). This guidance eliminated the requirement for an arrangement to have an objective and reliable evidence of the fair value of the undelivered items. In accordance with paragraph 605-25-25-5 of ASU NO. 2009-13, we determine if revenue arrangements with multiple deliverables should be considered separate units of accounting if the deliverables meet both of the following criteria:

a.
The delivered item(s) has value to the customer on a standalone basis, that is, it can be sold separately by any vendor or the customer could resell the delivered items on a standalone basis. In the context of the customer’s ability to resell the delivered items, this criterion does not require the existence of an observable market for the deliverable.

b.	If the arrangement includes a right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor.

In applying the guidance under this sub-topic, separate contracts entered into at or near the same time with the same entity or related parties are presumed to have been negotiated as a package and evaluated as a single arrangement in considering whether there are one or more units of accounting.

We evaluate all deliverables in an arrangement at the inception of the arrangement and as each deliverable is delivered to determine whether they represent separate units of accounting. The criteria for dividing an arrangement into separate units of accounting should are applied consistently to arrangements with similar characteristics and in similar circumstances.A delivered item that does not qualify as a separate unit of accounting within the arrangement is combined with other undelivered item(s) within the arrangement. The allocation of arrangement consideration and the recognition of revenue is determined for those combined deliverables as a single unit of accounting.

If we conclude that the sale of containers and the management services can be accounted for separately, we recognize gain on sale of container portfolios when the sale of the containers is completed. The gain is the difference between the sales price and the net book value of the containers sold.

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

Consolidation of Container Funds

We regularly perform a review of the container funds that we manage for our investors to determine whether a fund is a variable interest entity (VIE) and whether we have a variable interest that provides us with a controlling financial interest and are the primary beneficiary of the VIE in accordance with ASC 810, Consolidation. If the fund is determined to be a VIE, our analysis identifies the primary beneficiary of the VIE as the entity that meets both of the following criteria under Paragraph 14A of ASC 810:

•	The power to direct the activities of a VIE that most significantly impact the entity’s economic performance; and

•	The obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

If in our judgment we meet both of the above criteria, we include the VIE’s financial statements in our consolidated financial statements as required under ASC 810. The equity attributable to the VIE is shown as a non-controlling interest on our consolidated balance sheet and the after tax result attributable to its operations is shown as net income or loss attributable to non-controlling interest on our consolidated statement of income. (See Note 3 to our consolidated financial statements included with this filing).

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

We regularly review our depreciation policies, including our estimates of useful lives and residual values, to determine whether a change in our estimates of useful lives and residual values is warranted. We have estimated that standard dry van containers, which represent substantially all the containers in our fleet, have a useful life of 12.5 years and had fixed residual values of $850 for a 20’, $950 for a 40’, and $1,000 for a 40’ high cube. The estimated useful life for all other containers is 15 years with a residual value of 15% of their original cost.

Used containers are depreciated over the number of years remaining from their normal useful life of 12.5 years but no less than three years. Used containers that are over 12.5 years of age at the time of purchase are depreciated over two years. No depreciation is recorded on used containers that are purchased at or below their residual values.

We are currently performing an assessment of our estimates of residual values and the useful lives of our containers. We have not completed our assessment as of the date of this filing but expect to conclude our study during the first quarter of fiscal 2011.

Impairment. We regularly evaluate our containers held for use to determine whether there has been any event that would cause the book value of our containers to be impaired. Any such impairment would be expensed in our results of operations. Impairment exists when the future undiscounted cash flows generated by an asset are less than the net book value of that asset. If impairment exists, the containers are written down to their fair value. This fair value then becomes the containers’ new cost basis and is depreciated over their remaining useful life to their estimated residual values. Any impairment charge would result in decreased net income.

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

We test impairment by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. We perform the goodwill impairment test using a combination of the market and income approaches. If the carrying amount of a reporting unit exceeds its fair value, an indication of goodwill impairment exists and a second step is performed to measure the amount of impairment loss, if any. In the application of the impairment testing, we are required to make estimates of future operating trends and resulting cash flows and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates. If goodwill is impaired we will record an impairment charge, which will result in a decrease in net income, or an increase in net loss. We perform our annual review in the fourth quarter of each year or sooner if indicators for impairment exist. During the quarter ended December 31, 2008, we recognized an impairment loss of our entire goodwill of $50.2 million (see Note 7 to our consolidated financial statements).

Intangible assets acquired during the repurchase of its common stock held by Interpool and the acquisition of Consent have been allocated either directly to the relevant unit or on the expected future cash flow contribution of each segment. Intangible assets allocated to the container leasing and container management reporting units, net of accumulated amortization, are $1.7 million and $1.9 million, respectively, as of December 31, 2010. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable.

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

Share-Based Payments

We calculate the value of the stock options for officers and directors using the Black-Scholes-Merton option pricing model using certain assumptions of volatility, risk free interest rate, expected term and dividend yield. As we have limited historical data, the expected option term is calculated using the simplified method. The fair value of restricted shares of common stock granted to management employees was their market price on the date of grant. The resulting values for stock options and restricted shares of common stock are amortized on a straight-line basis over their vesting periods and recorded as compensation expense. (See Note 14 to consolidated financial statements.)

On April 23, 2007, our board of directors and our stockholders approved the 2007 Equity Incentive Plan (“Plan”) and reserved 721,980 shares of our common stock for issuance under the Plan. Pursuant to this Plan, on May 15, 2007, we granted our three top corporate officers at that time and three outside members of our board of directors, options totaling 508,620 shares and 37,500 shares, respectively, of our common stock at the IPO price of $15.00 per share. Additional options totaling 22,500 shares were granted to our independent directors on May 22, 2008. On June 5, 2009, the 2007 Equity Incentive Plan was amended to increase the number of shares available for issuance under the Plan to 1,221,980 shares and granted additional options for 480,000 to our officers, certain management employees and independent directors. All of our stock options have a contractual term of 10 years and vest over four years for the officers and employees and one year for the independent directors. As of December 31, 2010, there were 972,680 stock options outstanding for officers, employees and outside directors.

In addition to stock options, we granted certain management employees restricted shares of common stock aggregating 36,876 shares on May 15, 2007, and 2,000 shares on July 29, 2007. The restricted shares of common stock granted to employees have a vesting period of three years from the date of grant. As of December 31, 2010, all shares of restricted common stock granted to employees were fully vested, except 3,772 shares that were forfeited by employees who left the Company prior to the vesting period.

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

Foreign Exchange Rate Risk. Although we have significant foreign-based operations, the U.S. dollar is our primary operating currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. We had equipment sales in British Pound Sterling, Euros and Japanese Yen and incurred overhead costs in foreign currencies, primarily in British Pound Sterling and Euros. Consent has significant amounts of revenue as well as expenses denominated in Euro and Swedish Kroner. During the year ended December 31, 2010, the U.S. dollar has increased in value in relation to other major foreign currencies (such as the Euro and British Pound Sterling). The increase in the U.S. dollar has decreased our revenues and expenses denominated in foreign currencies. The increase in the value of the U.S. dollar relative to foreign currencies will also result in U.S. dollar denominated liabilities held at some of our foreign subsidiaries to increase in value relative to the foreign subsidiaries’ local currencies. For year ended December 31, 2010, we recognized a loss on foreign exchange of $513,000. If the value of the U.S. dollar continues to increase in relation to foreign currencies, such increase may have a significant impact on our future operating results.

Interest Rate Risk. The nature of our business exposes us to market risk arising from changes in interest rates to which our variable-rate debt is linked. As of December 31, 2010, the principal amount of debt outstanding under the variable-rate arrangement of our revolving credit facility was $51.6 million. In addition, the capital lease obligations we assumed in conjunction with the acquisition of Consent had a balance of $14.9 million as of December 31, 2010 and have variable interest rates. On August 20, 2009, we signed a five-year term loan agreement with Development Bank of Japan, which owned approximately 9.4% our outstanding common stock at the time of the closing of the loan agreement. The loan bears a variable interest rate and had a balance of $9.0 million as of December 31, 2010. On December 20, 2010, we entered into a term loan agreement with a consortium of banks. Under this loan agreement, we are eligible to borrow up to $300.0 million at a variable interest rate. The loan had a balance of $185.0 million as of December 31, 2010.  A 1.0% increase or decrease in underlying interest rates for these obligations will increase or decrease interest expense by approximately $2.6 million annually assuming debt remains constant at December 31, 2010 levels.

Credit Risk

We maintain detailed credit records about the container lessees for our total fleet. Our credit policy sets different maximum exposure limits for our container lessees. Credit criteria may include, but are not limited to, container lessee trade route, country, social and political climate, assessments of net worth, asset ownership, bank and trade credit references, credit bureau reports, including those from Dynamar, operational history and financial strength. We monitor container lessees’ performance and lease exposures on an ongoing basis, and our credit management processes are aided by the long payment experience we have with most of the container lessees for our total fleet and our broad network of long-standing relationships in the shipping industry that provide current information about the container lessees for our total fleet. In managing this risk we also make an allowance for doubtful accounts. The allowance for doubtful accounts is developed based on two key components: (1) specific reserves for receivables where management believes full collection is doubtful; and (2) reserve for estimated losses inherent in the aged receivables portfolio. The non-specific portion of the reserve is estimated by applying percentages ranging from 1.0% on accounts that are one to thirty days overdue, to 100% on accounts that are one year overdue. An allowance of $2.2 million has been established against certain receivables as of December 31, 2010. During the year ended December 31, 2010, we wrote off $425,000 of accounts receivables that had been reserved for in prior periods.

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

As of December 31, 2010, approximately 93.6% of accounts receivable for our total fleet and 98.0% of the finance lease receivables were from container lessees outside of the United States. Korea and China, (including Hong Kong) accounted for 13.1% and 13.0%, respectively, of our total fleet container leasing revenue for 2010. No other countries accounted for greater than 10.0% of our total fleet container leasing revenue for the same period. Total fleet container leasing revenue differs from our reported container rental revenue in that total fleet container leasing revenue comprises revenue earned from leases on containers in our total fleet, including revenue earned by our investors from leases on containers in our managed fleet, while our reported container revenue only comprises container leasing revenue associated with our owned fleet. We derive revenue with respect to container leasing revenue associated with our managed fleet from management fees based upon the operating performance of the managed containers.

Revenue from our ten largest container lessees represented 54.0% of the revenue from our container leasing segment for the year ended December 31, 2010, with revenue from our single largest container lessee accounting for 8.3%, or $5.4 million, of revenue from our container leasing segment during such period.

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

Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon their evaluation of these disclosure controls and procedures, our President and Chief Executive Officer along with our Interim Chief Financial Officer concluded, as of the end of the period covered by this Annual Report on Form 10-K, that our disclosure controls and procedures were effective with respect to controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported by our management within the time periods specified in the Securities and Exchange Commission’s rules and forms and are accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2010, our management, with the participation of our President and Chief Executive Officer and our Interim Chief Financial Officer, conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has determined that CAI International Inc.’s internal control over financial reporting is effective as of December 31, 2010.

KPMG LLP, the independent registered public accounting firm that audited our 2010 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CAI International, Inc.:

We have audited CAI International, Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CAI International, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and the related financial statement schedule II, and our report dated March 15, 2011 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

KPMG LLP

San Francisco, CA
March 15, 2011

ITEM 9B.	OTHER INFORMATION

On March 11, 2011, the Company, as a guarantor of the obligations of Container Applications Limited (CAL), a wholly owned subsidiary of the Company organized under the laws of Barbados, in connection with the Term Loan Agreement dated as of December 20, 2010 between CAL, as Borrower, the Company, as Guarantor, ING Bank N.V., as Administrative Agent and acting as a Mandated Lead Arranger and Physical Bookrunner and the other lenders party thereto (the “Loan Agreement”), entered into an Amendment to the Loan Agreement (the “Amendment”) that, among other things, reduces the quarterly payments of principal for the $185.0 million initially borrowed under the Loan Agreement to $3.7 million each for the first 23 quarterly payment dates with a final payment of $99.9 million due on December 20, 2016.  The Company is entitled to draw down the remaining $115.0 million commitment in up to three additional drawdowns through September 2011.  The quarterly payments of principal on these drawdowns (each determined separately) will be determined for each Principal Payment Date (other than the Maturity Date), an amount equal to the product of (x) the quotient obtained by dividing 46.0% by the number of remaining scheduled Principal Payment Dates, as of the Drawdown Date of such Term Loan and (y) the initial Principal Balance of such Term Loan, with a final payment due on December 20, 2016 of 54.0% of the initial Principal Balance of such term loan.   The foregoing summary of the Amendment is qualified in its entirety by the terms of the Amendment, which is attached hereto as Exhibit 10.17 and incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item may be found under the sections captioned “Election of Directors,” “Management,” “Corporate Governance Principles and Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”), and such information is incorporated herein by reference. The 2011 Proxy Statement will be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2010.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item may be found under the section captioned “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2011 Proxy Statement, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item may be found under the section captioned “Security Ownership and Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2011 Proxy Statement, and such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item may be found under the section captioned “Related Person Transactions” and “Corporate Governance Principles and Board Matters” in the 2011 Proxy Statement, and such information is incorporated herein by reference, and in Note 12 to our consolidated financial statements.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item may be found under the section captioned “Audit Fees” in the 2011 Proxy Statement, and such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

The following financial statements are included in Item 8 of this report:

(a)(2) Financial Statement Schedules.

The following financial statement schedule for the Company is filed as part of this report:
Schedule II—Valuation Accounts	F-31

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

Date:	March 16, 2011	CAI International, Inc.

		By:	/s/ MASAAKI (JOHN) NISHIBORI
Masaaki (John) Nishibori
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on the 16th day of March 2011.

Signature	Title(s)

/s/ HIROMITSU OGAWA	Chairman
Hiromitsu Ogawa

/s/ MASAAKI (JOHN) NISHIBORI	President and Chief Executive Officer
Masaaki (John) Nishibori	(Principal Executive Officer), Director

/s/ GARY M. SAWKA	Interim Chief Financial Officer
Gary M. Sawka	(Principal Financial and Accounting Officer)

/s/ MARVIN DENNIS	Director
Marvin Dennis

/s/ WILLIAM W. LIEBECK	Director
William W. Liebeck

/s/ DAVID G. REMINGTON	Director
David G. Remington

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CAI International, Inc.:

We have audited the accompanying consolidated balance sheets of CAI International, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CAI International, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting

KPMG LLP

San Francisco, CA
March 15, 2011

CAI INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	December 31,	December 31,
ASSETS	2010	2009

Cash	$14,393	$14,492
Accounts receivable (owned fleet), net of allowance for doubtful accounts of $2,182 and $1,420 at December 31, 2010 and December 31, 2009, respectively	20,874	14,412
Accounts receivable (managed fleet)	19,496	18,953
Current portion of direct finance leases	3,948	6,776
Prepaid expenses	6,645	3,077
Deferred tax assets	1,931	1,669
Other current assets	1,364	4,000
Total current assets	68,651	63,379

Container rental equipment, net of accumulated depreciation of $ 85,596 and $80,627 at December 31, 2010 and December 31, 2009, respectively	530,939	299,340
Net investment in direct finance leases	7,886	5,844
Furniture, fixtures and equipment, net of accumulated depreciation of $548 and $759 at December 31, 2010 and December 31, 2009, respectively	2,383	435
Intangible assets, net of accumulated amortization of $5,982 and $4,656at December 31, 2010 and December 31, 2009, respectively	3,593	5,085
Total assets	$613,452	$374,083

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$2,411	$8,030
Accrued expenses and other current liabilities	5,408	3,638
Due to container investors	23,283	17,285
Unearned revenue	5,724	4,225
Current portion of term loans	24,800	800
Current portion of capital lease obligations	4,438	3,813
Rental equipment payable	88,097	660
Total current liabilities	154,161	38,451

Revolving credit facility	51,600	152,500
Term loans	169,200	9,000
Deferred income tax liability	30,226	26,606
Capital lease obligations	10,509	16,282
Income taxes payable	82	2,146
Total liabilities	415,778	244,985

Stockholders' equity:
Common stock, par value $.0001 per share ; authorized 84,000,000 shares; issued and outstanding,
19,295,359 shares and 17,917,176 shares at December 31, 2010, and December 31, 2009, respectively	2	2
Additional paid-in capital	127,064	103,684
Accumulated other comprehensive loss	(2,510)	(1,248)
Retained earnings	55,043	26,660
Total CAI stockholders' equity	179,599	129,098
Non-controlling interest	18,075	-
Total stockholders' equity	197,674	129,098
Total liabilities and stockholders' equity	$613,452	$374,083

See accompanying notes to consolidated financial statements.

CAI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Revenue:
Container rental revenue	$64,892	$53,747	$56,436
Management fee revenue	10,348	8,546	11,969
Gain on sale of container portfolios	614	753	12,443
Finance lease income	2,045	2,218	2,297
Total revenue	77,899	65,264	83,145

Operating expenses:
Depreciation of container rental equipment	20,767	17,140	15,824
Amortization of intangible assets	1,377	1,566	1,534
Impairment of container rental equipment	40	86	331
Gain on disposition of used container equipment	(9,112)	(3,626)	(4,155)
Storage, handling and other expenses	6,170	8,717	4,874
Marketing, general and administrative expense	21,218	18,848	20,215
Impairment of goodwill	-	-	50,247
Restructuring charges	-	972	-
Loss (gain) on foreign exchange	513	(215)	564
Total operating expenses	40,973	43,488	89,434

Operating income (loss)	36,926	21,776	(6,289)

Interest expense	5,278	4,311	9,346
Interest income	(109)	(10)	(229)
Net interest expense	5,169	4,301	9,117

Net income (loss) before income taxes and non-controlling interest	31,757	17,475	(15,406)

Income tax expense	3,555	3,919	11,547

Net income (loss)	28,202	13,556	(26,953)
Add: Net loss attributable to non-controlling interest	181	-	-
Net income (loss) attributable to CAI common stockholders:	$28,383	$13,556	$(26,953)
Net income (loss) per share attrbutable to CAI common stockholders:
Basic	$1.58	$0.76	$(1.55)
Diluted	$1.56	$0.76	$(1.55)

Weighted average shares outstanding :
Basic	17,974	17,902	17,406
Diluted	18,203	17,902	17,406

See accompanying notes to consolidated financial statements.

CAI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interest	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balances as of December 31, 2007	17,145	$2	$90,988	$40,057	$-	$101	$131,148
Net loss	-	-	-	(26,953)	-	-	(26,953)
Foreign currency translation adjustment	-	-	-	-	-	(2,123)	(2,123)
Comprehensive loss							(29,076)
Issuance of common stock, net of underwriting discount and offering expenses	750	-	10,289	-	-	-	10,289
Exercise of stock options	30	-	478	-	-	-	478
Payment of income tax withheld on vested restricted stocks	(4)	-	(54)	-	-	-	(54)
Stock based compensation	-	-	1,005	-	-	-	1,005
Balances as of December 31, 2008	17,921	$2	$102,706	$13,104	$-	$(2,022)	$113,790
Net Income	-	-	-	13,556	-	-	13,556
Foreign currency translation adjustment	-	-	-	-	-	774	774
Comprehensive income							14,330
Payment of income tax withheld on vested restricted stocks	(4)	-	(14)	-	-	-	(14)
Stock based compensation	-	-	992	-	-	-	992
Balances as of December 31, 2009	17,917	$2	$103,684	$26,660	$-	$(1,248)	$129,098
Net Income (loss)	-	-	-	28,383	(181)	-	28,202
Foreign currency translation adjustment	-	-	-	-	-	(1,262)	(1,262)
Comprehensive income							26,940
Contributions from non-controlling interest	-	-	-	-	18,256	-	18,256
Issuance of common stock, net of underwriting discount and offering expenses	1,381	-	22,353	-	-	-	22,353
Payment of income tax withheld on vested restricted stocks	(3)	-	(42)	-	-	-	(42)
Stock based compensation		-	1,069	-	-	-	1,069
Balances as of December 31, 2010	19,295	$2	$127,064	$55,043	$18,075	$(2,510)	$197,674

See accompanying notes to consolidated financial statements.

CAI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Twelve Months Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$28,202	$13,556	$(26,953)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,024	17,366	16,001
Amortization of debt issuance costs	641	496	474
Amortization of intangible assets	1,377	1,566	1,534
Impairment of container rental equipment	40	86	331
Impairment of goodwill	-	-	50,247
Stock-based compensation expense	1,069	992	1,005
Loss/(Gain) on foreign exchange	640	(418)	334
Gain on sale of container portfolios	(614)	(753)	(12,443)
Gain on disposition of used container equipment	(9,112)	(3,626)	(4,155)
Reversal of income tax reserves	(2,027)	-	-
Deferred income taxes	3,069	(1,130)	(593)
Restructuring charges	107	883	-
Bad debt expense	1,063	458	687
Changes in other operating assets and liabilities:
Accounts receivable	(10,390)	7,243	(4,417)
Deposits, prepayments and other assets	3,423	1,036	27
Accounts payable, accrued expenses and other current liabilities	(3,754)	2,723	2,875
Due to container investors	6,104	(9,329)	2,772
Unearned revenue	1,562	(351)	(288)
Net cash provided by operating activities	42,424	30,798	27,438
Cash flows from investing activities:
Purchase of containers	(204,565)	(31,284)	(189,600)
Acquisition of Consent Equipment AB, net of cash acquired	-	-	(14,566)
Net proceeds from sale of container portfolios	12,367	5,840	99,773
Net proceeds from disposition of used container equipment	31,922	23,669	20,357
Purchase of furniture, fixtures and equipment	(2,265)	(69)	(133)
Receipt of principal payments from direct financing leases	5,333	5,532	6,563
Net cash (used in) provided by investing activities	(157,208)	3,688	(77,606)
Cash flows from financing activities:
Proceeds from issuance of common stock	22,353	-	10,289
Proceeds from capital lease obligations	-	1,345	2,944
Exercise of stock options	-	-	478
Proceeds from bank debt	135,800	15,000	134,600
Proceeds from related party term debt	-	10,000	-
Principal payments on capital lease obligations	(3,894)	(4,359)	(3,308)
Principal payments made on bank debt	(51,700)	(70,700)	(74,000)
Contributions from noncontrolling interest	18,256	-	-
Principal payments on related party term loan	(800)	(200)	-
Debt issuance costs	(4,995)	(93)	(340)
Net cash provided by (used in) financing activities	115,020	(49,007)	70,663
Effect on cash of foreign currency translation	(335)	478	(393)
Net (decrease) increase in cash	(99)	(14,043)	20,102
Cash at beginning of the period	14,492	28,535	8,433
Cash at end of the period	$14,393	$14,492	$28,535

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$2,206	$6,307	$11,047
Interest	3,964	3,492	7,971
Supplemental disclosure of non-cash investing and financing activity:
Transfer of container rental equipment to direct finance lease	$5,874	804	15,116
Transfer of container rental equipment off direct finance lease	1,286	3,099	-
Container equipment purchase funded by offset to account receivables	1,764	-	-
Payment of revolving credit facility from term loan	185,000	-	-

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

On April 30, 2008, the Company acquired CAI Consent Sweden AB (Consent), formerly named Consent Equipment AB, a European container and intermodal equipment leasing company, for $14.6 million in cash (net of $1.3 million cash acquired) and the assumption of approximately $25.7 million in debt. Consent was originally headquartered in Gothenburg, Sweden at the time of its acquisition. In October 2009 the Company commenced moving Consent’s operations in Sweden to the Company’s European office in the United Kingdom. The move was completed in February 2010. (See Notes 4 and 5).

The Company operates its business in 12 offices in 10 countries including the United States, and has agents in Asia, Europe, South Africa, Australia and South America. Its corporate headquarters are located in San Francisco, California.

(2) Summary of Significant Accounting Policies

(a) Basis of Accounting and Principles of Consolidation

(a)(i). Basis of Accounting. The Company utilizes the accrual method of accounting.

(a)(ii). Principles of Consolidation

The consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries: Container Applications Limited (CAL), SKY Container Trading, Inc.; its 80% owned subsidiary in Japan, CAIJ Ltd (CAIJ), and the non-controlling interest relating to two Japanese container funds managed by the Company, in accordance with Accounting Standards Update (ASU) 2009-17, Consolidation (Topic 810): Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities, which amends FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). See Note 2(o) below. The consolidated financial statements of CAL include those of its wholly owned subsidiaries including Container Applications International Ltd., Container Applications International (U.K.) Ltd., SKY Container Trading, Ltd., SKY Container Leasing, Ltd., Container Applications (Malaysia) SDN BHD and CAI Consent AB and its subsidiaries (from May 1, 2008). The non-controlling interest relating to CAIJ is not shown separately in the Company’s consolidated financial statements as required under FASB ASC 810, Consolidation, as the results of CAIJ’s operations were not material in relation to the Company’s consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008, and the non-controlling interest in the financial position of CAIJ was not material as of December 31, 2010 and 2009. All significant intercompany balances and transactions have been eliminated in consolidation.

(a)(iii). Consolidation of Container Funds

The Company regularly performs a review of the container funds that it manages for investors to determine whether a fund is a variable interest entity (VIE) and whether the Company has a variable interest that provides it with a controlling financial interest and is the primary beneficiary of the VIE in accordance with ASC 810, Consolidation. If the fund is determined to be a VIE, a further analysis is performed to determine if the Company is a primary beneficiary of the VIE and meets both of the following criteria under Paragraph 14A of ASC 810:

•	It has power to direct the activities of a VIE that most significantly impact the entity’s economic performance; and

•	It has the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

If in the Company’s judgment both of the above criteria are met, the VIE’s financial statements are included in the Company’s  consolidated financial statements as required under ASC 810. The equity attributable to the VIE is shown as a non-controlling interest on our consolidated balance sheet and the after tax result attributable to its operations is shown as a net income or loss attributable to non-controlling interest on the Company’s consolidated statement of operations. (See Note 3).

Management performed an evaluation of the Company’s activities through the filing date of this Form 10-K and has concluded that there are not significant events requiring disclosure.

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

(d) Container Rental Equipment

The Company depreciates its new dry van container rental equipment over an estimated useful life of 12.5 years (using the straight-line method) to fixed residual values of $850 for 20’, $950 for 40’ and $1,000 for 40’ high cubes. Used containers are depreciated over the number of years remaining from their normal useful life of 12.5 years but no less than three years. Used containers that are over 12.5 years of age at the time of purchase are depreciated over two years. No depreciation is recorded on used containers that are purchased at or below their residual values. The estimated useful life for all other new containers is 15 years with a residual value of 15% of their original cost.

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

Impairment losses on equipment held for sale are included in total operating expenses reported under the container leasing segment of the Company (see Note 17). For the years ended December 31, 2010, 2009 and 2008 the Company recorded impairment losses of $40,000, $86,000 and $331,000, respectively, on container rental equipment identified for sale.

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

Impairment of goodwill is tested at the reporting unit level annually or more frequently if an event or circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Factors that would suggest a possible impairment include, but are not limited to, significant decrease in the Company’s stock price, material customer losses, an adverse change in the business climate, an adverse action or assessment by a regulator, unanticipated competition or a loss in key personnel. The impairment test is conducted by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The annual goodwill impairment test is performed using a combination of the market and income approaches. If the carrying amount of a reporting unit exceeds its fair value, an indication of goodwill impairment exists and a second step is performed to measure the amount of impairment loss, if any. In the application of the impairment testing, the Company is required to make estimates of future operating trends and resulting cash flows and judgments on discount rates and other variables. During the quarter ended December 31, 2008, the Company recorded a goodwill impairment charge of $50.2 million to write off the balance of the goodwill account after a test for impairment was completed (see Note 7).

Intangible assets acquired during the repurchase of its common stock held by Interpool and the acquisition of Consent have been allocated either directly to the relevant unit or on the expected future cash flow contribution of each segment. Intangible assets allocated to the container leasing and container management reporting units, net of accumulated amortization, are $1.7 million and $1.9 million, respectively, as of December 31, 2010.

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

(h) Debt Fees

To the extent that the Company is required to pay issuance fees or direct costs relating to its credit facilities, such fees are amortized over the lives of the related debt using the straight line method and reflected in interest expense.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We record penalties and interest related to unrecognized tax benefits within income tax expense. (See Note 11).

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

Effective June 15, 2010 the Company adopted FASB ASU 2009-13, Multiple Deliverable Revenue Arrangement, for all revenue arrangements entered into or materially modified on or after. This guidance eliminated the requirement for an arrangement to have an objective and reliable evidence of the fair value of the undelivered items. In accordance with paragraph 605-25-25-5 of ASU NO. 2009-13, the Company determines if revenue arrangements with multiple deliverables should be considered separate units of accounting if the deliverables meet both of the following criteria:

a.
The delivered item(s) has value to the customer on a standalone basis, that is, it can be sold separately by any vendor or the customer could resell the delivered items on a standalone basis. In the context of the customer’s ability to resell the delivered items, this criterion does not require the existence of an observable market for the deliverable.

b.	If the arrangement includes a right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor.

In applying the guidance under this sub-topic, separate contracts entered into at or near the same time with the same entity or related parties are presumed to have been negotiated at a package and be evaluated as a single arrangement in considering whether there are one or more units of accounting.

The Company evaluates all deliverables in an arrangement at the inception of the arrangement and as each deliverable is delivered to determine whether they represent separate units of accounting. The criteria for dividing an arrangement into separate units of accounting are applied consistently to arrangements with similar characteristics and in similar circumstances.

A delivered item that does not qualify as a separate unit of accounting within the arrangement is combined with other undelivered item(s) within the arrangement. The allocation of arrangement consideration and the recognition of revenue is determined for those combined deliverables as a single unit of accounting.

If the Company concludes that the sale of containers and the management services can be accounted for separately, the Company recognizes gain on sale of container portfolios when the sale of the containers is completed. The gain is the difference between the sales price and the net book value of the containers sold.

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

As described above, the Company periodically sells containers to container investors which are generally managed by the Company in return for a management fee. A gain is calculated as the excess of sales proceeds over the net book value of the containers sold. The proceeds from sale of these container portfolios were $12.4 million, $5.8 million and $99.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. The gain on sale of container portfolios was $614,000, $753,000, and $12.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(m) Stock-Based Compensation

The Company granted stock options to its officers and directors and restricted common stock to certain management employees under it 2007 Equity Incentive Plan. The Company has adopted a fair-value-based method of accounting for the plan in which compensation cost is measured at the date the award is granted based on the fair value of the award calculated using the Black-Scholes-Merton stock valuation model. The stock based compensation expense is recognized over the vesting period of the grant. (See Note 14).

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

In October 2009, the FASB issued ASU No. 2009-13, Multiple Deliverable Revenue Arrangement. ASU 2009-13 sets forth the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple element arrangement when other items have not yet been delivered. This update amends ASC 605-25, Revenue Recognition—Multiple revenue Arrangements, to eliminate the requirement that all undelivered elements have vendor-specific objective evidence or third party evidence before an entity can recognize the portion of an overall arrangement fee that is attributable to items that have already been delivered. Additionally, this new guidance will require entities to disclose more information about their multiple-revenue arrangements. This consensus will be effective prospectively for revenue arrangements entered into or materially modified on or after June 15, 2010. The Company adopted ASU 2009-13 on the aforementioned effective date and determined that it did not have a material effect on the Company’s financial results for the year ended December 31, 2010.

In December 2009, the FASB issued ASU 2009-17 which amends the Variable Interest Entity (“VIE”) Subsections of ASC Subtopic 810-10, Consolidation Overall, and revises the test for determining the primary beneficiary of a VIE from a primarily quantitative risk and reward calculation based on the VIE’s expected losses and expected residual returns, to a primarily qualitative analysis based on identifying the party or related party group (if any) with: (a) the power to direct the activities that most significantly impact the VIE’s economic performance and, (b) the obligation to absorb losses of, or the right to receive the benefits from, the VIE that could potentially be significant to the VIE. The ASU requires kick out rights and participating rights to be ignored in evaluating whether a variable interest holder meets the power criterion unless those rights are unilaterally exercisable by a single party or related party group. The ASU also revises the criteria for determining whether the fees paid by an entity to a decision maker or another service provider are a variable interest in the entity and revises the Topic 810 scope characteristic that identifies an entity as a VIE if the equity-at-risk investors as a group do not have the right to control the entity through their equity interest to address the impact of kick-out rights and participating rights on the analysis. Finally, the ASU adds a new requirement to reconsider whether an entity is a VIE if the holders of the equity investment at risk as a group lose the power, through the rights of those interests, to direct the activities that most significantly impact the VIE’s economic performance, and requires the Company to reassess on an ongoing basis whether it is deemed to be the primary beneficiary of a VIE. ASU 2009-17 requires the consolidation of the funds or entities in which the Company is determined to be a primary beneficiary.  ASU 2009-17 is effective for fiscal years beginning after December 15, 2009, with earlier adoption prohibited. The Company adopted ASU 2009-17 on January 1, 2010 and performed an evaluation of the existing container funds under its management to determine whether the Company is the primary beneficiary and has a controlling financial interest in any of those funds. With the exception of two Japanese funds that were established during the quarter ended September 30, 2010, the Company has determined that it is not a primary beneficiary of any of the other funds that it manages for investors as they do not meet both criteria of ASU 2009-17 for consolidation into the Company’s financial results. (See Notes 3 and 12).

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

(3) Consolidation of Variable Interest Entities as a Non-Controlling Interest

The Company adopted ASU 2009-17 on January 1, 2010 and performs ongoing evaluation of the existing container funds under its management to determine whether the container funds are considered VIEs, the Company has a variable interest in the VIEs and is the primary beneficiary of the VIEs.  The container funds, among others, include Japanese container funds that were established by a related party under separate investment agreements allowed under Japanese commercial laws (see Note 12).  Each of the funds are funded by unrelated third party investors.

The container funds under management are considered VIEs because as manager of the funds, the Company has the power to direct the activities that most significantly impact the entity’s economic performance such as leasing and managing the containers owned by the funds.  With the exception of two specific funds established in September 2010, the fees earned for arranging, managing and establishing the funds are not significant to the expected returns of the funds so the Company does not have a variable interest in the funds. The rights to receive benefits and obligations to absorb losses that could potentially be significant to the funds belong to the third party investors, so the Company concluded that it is not the primary beneficiary of the funds. With the exception of the sale of containers to two funds established in September 2010, the Company recognized gains on sale of containers to the unconsolidated VIEs as sales in the ordinary course of the business. For the years ended December 1, 2010, 2009 and 2008, the Company recognized gains of $614,000, $753,000 and $488,000, respectively, relating to the sale of container portfolios to the VIEs.

In September 2010, the Company transferred approximately $16.0 million of containers to two specific Japanese funds that are considered VIEs. The terms of the transaction included options for the Company to purchase the containers from the funds at a fixed price. As a result of the residual interest resulting from the fixed price call option, the Company concluded that it may absorb a significant amount of the variability associated with the funds’ anticipated economic performance so the Company has a variable interest in the funds.  As the Company has the power to direct the activities that most significantly impact the economic performance of the VIEs and the variable interest provides the Company with the right to receive benefits from the entity that could potentially be significant to the funds, the Company determined that it is the primary beneficiary of these two specific VIEs and included the assets and liabilities as of December 31, 2010, and the results of operations and cash flows for the year ended December 31, 2010 in the consolidated financial statements.

The containers transferred to the two Japanese VIEs had a balance of $15.2 million as of December 31, 2010. The container equipment along with $289,000 of cash held by these container funds and $1.7 million of net investment in direct finance leases have been included on the consolidated balance sheet with the offsetting equity related to the funds presented separately as non-controlling interest of $18.1 million in the equity section of the Company’s consolidated balance sheet as of December 31, 2010.  No gain or loss was recognized upon the initial consolidation of the VIE in September 2010.  Net loss of $181,000 attributable to the two Japanese funds is presented as net loss attributable to non-controlling interest and added back to the Company’s consolidated statement of operations for the year ended December 31, 2010.

(4) Acquisition of CAI Consent Sweden AB, formerly named Consent Equipment AB

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

Adjustments to record the assets acquired and liabilities assumed at fair values include the recognition of $2.4 million of intangible assets as follows:

	Amount (In thousands)	Estimated Life
Trademarks	$43	1 year
Software	43	1 year
Contracts and customer relationships-owned equipment	2,137	7 years
Non-compete agreement	172	2-3 years

The Company’s consolidated results for the year ended December 31, 2008 include the results of Consent from May 1, 2008 through December 31, 2008. Pro forma results are not presented as they are not material to the Company’s overall financial statements.

(5) Restructuring Charges

In October 2009, as part of its cost reduction effort, the Company started the process of moving Consent’s office in Sweden to the Company’s European office in the United Kingdom. The Company recorded restructuring charges of $972,000 for the year ended December 31, 2009 covering extended salaries and fringe benefits of terminated employees. The move was completed in February 2010.

The following details the changes in the restructuring accruals during the years ended December 31, 2009 and 2010 (in thousands):

Balance, December 31, 2008	$—
Estimated extended salaries and other termination benefits	972
Payments and other settlements	(89)
Balance, December 31, 2009	$883
Adjustment relating to termination benefits	39
Office lease exit cost	68
Termination benefits and lease exit cost paid during the year	(749)
Balance, December 31, 2010	$241

The Company remains obligated for lease payments for Consent’s office in Sweden through May 2012. Adjustments relating to restructuring charges of $107,000 for the year ended December 31, 2010 were recorded as a component of marketing, general and administrative expenses in the Company’s consolidated statements of income and were allocated to the container leasing segment.

(6) Net Investment in Direct Finance Leases

The following table represents the components of the net investment in finance leases (in thousands):

	December 31, 2010	December 31, 2009
Gross finance lease receivables (1)	$15,290	$15,074
Allowance on gross finance lease receivables (2)	—	(239)
Gross finance lease receivables, net of allowance	15,290	14,835
Unearned income (3)	(3,456)	(2,215)
Net investment in finance leases	$11,834	$12,620

(1)  At the inception of the lease, the Company records the total minimum lease payments, executory costs, if any, and unguaranteed residual value as gross finance lease receivables. The gross finance lease receivable is reduced as customer payments are received.  Approximately $4.0 million and $76,000 of unguaranteed residual value at December 31, 2010 and 2009, respectively, were included in gross finance lease receivables. There were no executory costs included in gross finance lease receivables as of December 31, 2010 and 2009.
(2) The Company evaluates potential losses in its finance lease portfolio by regularly reviewing the specific receivables in the portfolio and analyzing historical loss experience. For the period 2004 through 2010, the Company's loss experience on its gross finance lease receivables, after considering equipment recoveries, was less than 2.0%.
(3) The difference between the gross finance lease receivable and the cost of the equipment or carrying amount at the lease inception is recorded as unearned income. Unearned income together with initial direct costs, are amortized to income over the lease term so as to produce a constant periodic rate of return. There were no unamortized initial direct costs as of December 31, 2010 and 2009.

In order to estimate the allowance for losses contained in the gross finance lease receivables, the Company reviews the credit worthiness of the customers on an ongoing basis. The review includes monitoring the credit quality indicators and the aging of receivables of our customers and general economic conditions.

The categories of gross finance lease receivables based on the Company's internal customer credit ratings can be described as follows:

Tier 1—These customers are typically large international shipping lines which have been in business for many years and have world-class operating capabilities and significant financial resources. In most cases, the Company has had a long commercial relationship with these customers and currently maintains regular communication with them at several levels of management which provides the Company with insight into the customer's current operating and financial performance. In the Company's view, these customers have the greatest ability to withstand cyclical down turns and would likely have greater access to needed capital than lower-rated customers. The Company views the risk of default for Tier 1 customers to range from minimal to modest.

Tier 2—These customers are typically either smaller shipping lines or freight forwarders with less operating scale or with a high degree of financial leverage, and accordingly the Company views these customers as subject to higher volatility in financial performance over the business cycle. The Company generally expects these customers to have less access to capital markets or other sources of financing during cyclical down turns. The Company views the risk of default for Tier 2 customers as moderate.

Tier 3—Customers in this category exhibit volatility in payments on a regular basis, thus they are considered non-performing. The Company has initiated or implemented plans to recover equipment on lease to these customers and believes that default is likely, or has already occurred.

Based on the above categories, the Company's gross finance lease receivables as of December 31, 2010, are as follows (in thousands):

Tier 1	$7,278
Tier 2	8,012
Tier 3	—
$15,290

Contractual maturities of the Company's gross finance lease receivables subsequent to December 31, 2010 are as follows (in thousands):

2011	$5,313
2012	3,404
2013	1,414
2014	894
2015	3,261
2016 and thereafter	1,004
$15,290

(7) Impairment of Goodwill

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

(8) Other Intangible Assets

The Company’s other intangible assets as of December 31, 2010 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$1,278	$(574)	$704
Software	536	(536)	—
Contracts-third party	3,650	(2,216)	1,434
Contracts and customer relationships-owned equipment	3,965	(2,518)	1,447
Non-compete agreements	146	(138)	8
	$9,575	$(5,982)	$3,593

Amortization recorded for the years ended December 31, 2010, 2009 and 2008 was $1.4 million, $1.6 million and $1.5 million, respectively. Estimated future amortization expenses are as follows (in thousands):

2011	$1,241
2012	$910
2013	$781
2014	$389
2015 and thereafter	$272

(9) Container Leases

The Company leases its containers on either short-term operating leases through master lease agreements, long-term non-cancelable operating leases, or finance leases. The following represents future minimum rents receivable under long-term non-cancelable operating and finance leases as of December 31, 2010 (in thousands):

	Long-term operating	Finance
Year ending December 31:
2011	$50,270	$5,313
2012	47,227	3,404
2013	42,010	1,414
2014	37,930	894
2015 and thereafter	75,553	4,265
Total minimum rents receivable	$252,990	$15,290
Less amount representing unearned income		3,456
Net investment in direct financing leases		$11,834

(10) Revolving Credit Facility, Term Loans and Capital Lease Obligations

The Company’s revolving credit facility, including any amounts drawn on the facility, is secured by substantially all of the assets of the Company (not otherwise used as security for its other credit facilities) including the containers owned by the Company, the underlying leases thereon and the Company’s interest in any money received under such contracts. The Company's term loan with a consortium of banks, related party term loan and capital lease obligations are secured by a specific pool of containers owned by the Company, the underlying leases thereon and the Company’s interest in any money received under such contracts.

(a) Revolving Credit Facility

The Company has a revolving line of credit agreement with a consortium of banks to finance the acquisition of assets and for general working capital purposes. This agreement was amended on May 27, 2008 and August 20, 2010 to increase the maximum credit availability. As of December 31, 2010, the maximum credit commitment under the revolving line of credit was $330.0 million.

The Company’s revolving credit facility may be increased under certain conditions described in the agreement governing the facility. In addition, there is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to the Company. These credit commitments are part of, and not in addition to, the total commitment provided under the agreement. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the revolving credit facility. As of December 31, 2010, the interest rate under the amended agreement was approximately 2.8%. The agreement governing the Company’s revolving credit facility also contains various financial and other covenants. It also includes certain restrictions on the Company’s ability to incur other indebtedness or pay dividends to stockholders. As of December 31, 2010, the Company was in compliance with the terms of the revolving credit facility.

As of December 31, 2010, the outstanding balance under the Company’s revolving credit facility was $51.6 million. As of December 31, 2010, the Company had $278.3 million in availability under the revolving credit facility (net of $84,000 in letters of credit) subject to our ability to meet the collateral requirements under the agreement governing the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default. The agreement under the Company’s revolving credit facility will terminate on September 25, 2014.

(b) Term Loans

Term loans consist of the following:

(i ) Bank  Term Loan. On December 20, 2010, the Company entered into a Term Loan Agreement with a consortium of banks. Under this loan agreement, the Company is eligible to borrow up to $300.0 million, subject to certain borrowing conditions, which amount is secured by certain assets of the Company’s wholly owned foreign subsidiaries.  The Company initially borrowed $185.0 million under the agreement and have until September 2011 to utilize the remainder of the loan facility. The loan agreement is an amortizing facility with a term of six years, and with quarterly payments of principal of $6.0 million each (e.g., 2.0% of the aggregate commitment).  Any unpaid principal will be due on December 20, 2016.  The applicable interest rate is equal to LIBOR plus 3.0% per annum for Eurodollar loans, and Base Rate plus 2.0% for base rate loans.  The Base Rate is defined as the highest of (i) the federal funds rate plus 1/2 of 1.0%, (ii) the prime rate (as published in The Wall Street Journal), and (iii) the Eurodollar rate (for one month loans) plus 1.0%. The proceeds from this borrowing were used to pay part of the Company’s revolving credit facility. As of December 31, 2010, the loan had a balance of $185.0 million and interest rate of 3.3%. The loan agreement contains various financial and other covenants. As of December 31, 2010, the Company was in compliance with all the covenants under the agreement.

The following are the estimated future principal and interest payments under this loan as of December 31, 2010 (in thousands). The payments were calculated assuming interest rate of 3.3% remains the same through maturity of the loan.

2011	$29,893
2012	29,104
2013	28,285
2014	27,482
2015 and thereafter	93,559
208,323
Less: Amount representing interest	(23,323)
Bank term loan	$185,000

Subsequently on March 11, 2011 the Company entered into an Amendment to the Term Loan Agreement that reduces the quarterly payments of principal for the $185.0 million initially borrowed to $3.7 million each (e.g. 2.0% of the drawn amount) for the first 23 quarterly payment dates with a final payment of $99.9 million (54.0% of the drawn amount) due on December 20, 2016.   The Company is entitled to draw down the remaining $115.0 million commitment in up to three additional drawdowns through September 2011.  The quarterly payments of principal on these drawdowns (each determined separately) will be determined for each Principal Payment Date (other than the Maturity Date), an amount equal to the product of (x) the quotient obtained by dividing 46.0% by the number of remaining scheduled Principal Payment Dates, as of the Drawdown Date of such Term Loan and (y) the initial Principal Balance of such Term Loan, with a final payment due on December 20, 2016 of 54.0% of the initial Principal Balance of such Term Loan.

The following are the revised estimate of future principal and interest payments under this loan as of December 31, 2010 (in thousands) after giving effect to the Amendment to the Term Loan Agreement.  The payments were calculated assuming interest rate of 3.3% remains the same through maturity of the loan.

2011	$20,809
2012	20,329
2013	19,817
2014	19,322
2015 and thereafter	133,367
213,644
Less: Amount representing interest	(28,644)
Bank term loan	$185,000

(ii) Related Party Term Loan.  On August 20, 2009, the Company signed a $10.0 million five-year loan agreement with the Development Bank of Japan (DBJ). As of the date of closing of the loan agreement, DBJ owned approximately 9.4% of the Company’s outstanding common stock. The loan is payable in 19 quarterly installments of $200,000 starting October 31, 2009 and a final payment of $6.2 million on July 31, 2014. The loan bears a variable interest rate based on BBA LIBOR rate and is secured by a number of container rental equipment owned by the Company. The loan had a balance of $9.0 million and interest rate of 2.7% as of December 31, 2010. The agreement governing the Company’s term loan contains various financial and other covenants. As of December 31, 2010, the Company was in compliance with the terms of the term loan.

The following are the estimated future principal and interest payments under this loan as of December 31, 2010 (in thousands). The payments were calculated assuming interest rate remains the same through maturity of the loan.

2011	$1,037
2012	1,016
2013	994
2014	6,730
2015 and thereafter	-
9,777
Less: Amount representing interest	(777)
Related party term loan	$9,000

In December 2010, DBJ sold 753,000 shares of the Company’s stock that it owned, thereby reducing its equity interest to 4.9% of the Company’s total outstanding shares stock as of December 31, 2010.

(c) Capital Lease Obligations

As of December 31, 2010, the Company had capital lease obligations of $14.9 million. The underlying obligations are denominated in U.S. Dollars and Euros at fixed and floating interest rates averaging 2.6% as of December 31, 2010 and maturity dates between March 2011 and June 2019. The liability under each lease is secured by the underlying equipment on the lease.

Future payments under capital lease obligations assuming the same average interest rate as of December 31, 2010 is sustained through maturity dates of the obligations are as follows (in thousands):

2011	$4,771
2012	3,337
2013	2,808
2014	1,650
2015 and thereafter	3,291
15,857
Less: Amount representing interest	(910)
Capital lease obligation	$14,947

 (11) Income Taxes

For the years ended December 31, 2010, 2009 and 2008 income (loss) before taxes consists of the following (in thousands):

	2010	2009	2008
U.S. operations	$11,276	$9,217	$(22,045)
Foreign operations	20,481	8,258	6,639

Income tax expense (benefit) attributable to income from operations consists of (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Current:
Federal	$(607)	$1,736	$10,736
State	32	(218)	777
Foreign	772	889	972
	197	2,407	12,485
Deferred:
Federal	2,739	1,757	(1,048)
State	92	(368)	(66)
Foreign	527	123	176
	3,358	1,512	(938)
Income tax expense	$3,555	$3,919	$11,547

The reconciliation between the Company’s income tax expense and the amounts computed by applying the U.S. federal income tax rates of 35% for the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Computed expected tax expense	$11,116	$6,116	$(5,392)
Non-deductible stock-based compensation	80	76	47
Provision to tax return true-up	(261)	(451)	—
Enactment of California apportionment factor law change	—	(313)	—
Other permanent differences	88	224	496
Release of uncertain tax liabilities	(1,919)	—	—
Goodwill impairment	—	—	18,227
Increase (decrease) in income taxes resulting from:
State income tax expense, net of federal income tax benefit	321	145	(197)
Foreign tax differential	(5,870)	(1,878)	(1,634)
	$3,555	$3,919	$11,547

As of December 31, 2010, the Company had $9.3 million of net operating loss (NOL) carry forwards to offset future taxable income. The NOL carry forwards will begin to expire in 2017. As of December 31, 2010, the Company had $691,000 of NOL carry forwards to offset future state taxable income. The state NOL carry forwards will begin to expire in 2029.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2010 and 2009 are presented below (in thousands):

	2010	2009
Deferred tax assets:
Accounts receivable (owned fleet)	$558	$433
Accrued expenses and other current liabilities	75	67
State taxes	1	—
Unearned revenue	1,289	1,208
Stock-based compensation	1,018	814
Interest expense	3	146
Tax credits	162	72
Net operating loss carry forwards	271	959
Gross deferred tax assets	3,377	3,699
Deferred tax liabilities:
Intangible assets	873	1,269
Depreciation and amortization	27,368	24,283
Foreign deferred tax liabilities	2,684	2,397
Deferred subpart F income	756	649
Unrealized gain or (loss)	(9)	38
Net deferred tax liability	$28,295	$24,937

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

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries. As of December 31, 2010, the amount of such earnings totaled approximately $32.7 million. These earnings have been permanently reinvested and the Company does not plan to initiate any action that would precipitate the payment of income taxes thereon. The amount of income taxes that would have resulted had such earnings been repatriated is not practically determinable.

The Company has adopted accounting guidance for income taxes, which clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The Company is required to recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The accounting guidance also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company has elected to record penalties and interest within income tax expense. The implementation of the accounting guidance did not have a material impact on the Company’s financial statements. The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

Balance at January 1, 2009	$1,752
Increases related to prior year tax positions	68
Increases related to current year tax positions	6
Balance at December 31, 2009	$1,826
Decreases related to prior year tax positions	(1,752)
Increases related to current year tax positions	3
Balance at December 31, 2010	$77

The unrecognized tax benefits of approximately $77,000 at December 31, 2010, if recognized, would reduce the Company’s effective tax rate. The Company accrued potential  interest and penalties of $3,000, and $88,000 related to unrecognized tax benefits for the years ended December 31, 2010, and 2009, respectively. Total accrued interest was $5,000 and $319,000 as of December 31, 2010 and 2009, respectively.

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

The Company does not believe the total amount of unrecognized tax benefit as of December 31, 2010 will increase or decrease significantly in the next twelve months. As of December 31, 2010, the statutes of limitation for tax examinations in the United States has not expired for the years ended December 31, 2007 through 2009. The Company’s 2005 and 2006 tax returns for the state of California are currently under examination by the state’s taxing authority.  The statutes of limitation for tax examinations in the states of California, New Jersey and South Carolina have not expired for tax returns filed for the years December 31, 2006 through 2009.

(12) Related Party Transactions

During the years ended December 31, 2010, 2009 and 2008, the Company transferred legal ownership of dry van containers to Japanese container funds which were established by Japan Investment Adviser Co., Ltd. (JIA) and CAIJ. CAIJ is an 80%-owned subsidiary of CAI with the remaining 20% owned by JIA. JIA is owned and controlled by a Managing Director of CAIJ.  Prior to the transfer of containers from the Company, the container funds received contributions from unrelated Japanese investors, under separate Japanese investment agreements allowed under Japanese commercial laws. The contributions were used to purchase container equipment from the Company. Under the terms of the agreements, the CAI-related Japanese entities manage the activities of the Japanese entities but may outsource the whole or part of each operation to a third party. Pursuant to its services agreement with investors, the Japanese container funds have outsourced the general management of their operations to CAIJ. The Japanese container funds have also entered into equipment management service agreements whereby the Company manages the activities such as leasing and managing of containers owned by the Japanese container funds.

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

The sale of containers to the unconsolidated Japanese VIEs has been recorded on the Company’s books as a sale in the ordinary course of the business. During the years ended December 31, 2010, 2009 and 2008, the Company recognized gains of $614,000, $753,000 and $488,000, respectively, relating to the sale of containers to the Japanese container funds. Fees received and recognized as revenue from the unconsolidated Japanese VIEs for the years ended December 31, 2010, 2009 and 2008 were $1.1 million, $405,000 and $291,000, respectively.

As described in Note 3, the Company has included in its consolidated financial statements, the assets and liabilities, results of operations, and results of cash flows of two specific Japanese container funds that it manages, in accordance with ASU 2009-17.

On August 20, 2009, the Company signed a $10.0 million five-year loan agreement with the Development Bank of Japan (DBJ). As of the date of closing of the loan agreement, DBJ owned approximately 9.4% of the Company’s outstanding common stock. See Note 10(b)(ii).

(13) Capital Stock

On August 12, 2008, the Company sold 750,000 shares of its common stock at $15.50 per share in conjunction with it secondary offering of 2,250,000 shares, which included 1.5 million shares owned by the Company’s Chairman, Hiromitsu Ogawa. The Company’s share of $10.3 million (net of underwriting fees and expenses) from the sale of stock was used to pay part of the Company’s outstanding revolving credit facility. The Company did not receive any proceeds from the sale of stock by Mr. Ogawa.

On August 2, 2010, the Company filed with the SEC a universal shelf registration statement on Form S-3 for $30.0 million of securities to provide the Company with financing flexibility. Pursuant to this registration, the Company sold 1,381,369 shares of its common stock in December 2010 at $17.50 per share in conjunction with its secondary offering which included 753,000 shares owned by Mr. Ogawa and 753,000 shares owned by the DBJ. The Company received $22.4 million (net of commissions and other expenses related to the offering) from the sale of its common stock. The Company did not receive any proceeds from the sale of stock by Mr. Ogawa and DBJ.

In addition to the sale of common stock, the Company received $478,000 in July 2008 from the exercise of 29,610 shares of stock options by a former officer of the Company.

(14) Stock–Based Compensation Plan

(a) Stock Options.

The Company grants stock options to its officers, independent directors and certain senior management employees pursuant to its 2007 Equity Incentive Plan (“Plan”) which was adopted on April 23, 2007 and amended on June 5, 2009. The following table summarizes the activity in the Company’s stock option plan for the three years ended December 31, 2010:

	Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Terms	Aggregate Intrinsic Value (in thousands)

Balance at December 31, 2007	546,120	$15.00
Options granted- officers
Options granted- directors	22,500	$15.30
Options exercised	(29,610)	$15.00
Options cancelled/forfeited	(88,830)	$15.00
Balance at December 31, 2008	450,180	$15.01
Additional shares authorized
Options granted- officers	450,000	$5.60
Options granted- directors	30,000	$5.60
Options exercised	-
Options cancelled/forfeited	-
Balance at December 31, 2009	930,180	$10.16
Options granted- officers	-
Options granted- directors	42,500	$13.97
Options exercised	-
Options cancelled/forfeited	-
Balance at December 31, 2010	972,680	$10.32	7.6	$ 9,023
Exercisable at December 31, 2010	608,285	$11.94	7.1	$ 4,660
Expected to vest after December 31, 2010 (net of estimated forfeitures)	340,843	$7.74	8.3	$ 4,034

The aggregate intrinsic value represents the value by which the Company’s closing stock price on the last trading day of the year ended December 31, 2010 exceeds the exercise price of the stock multiplied by the number of options outstanding or exercisable, excluding options that have a zero or negative intrinsic value. The intrinsic value of stock options exercised during the year ended December 31, 2008 was approximately $89,000. No options were exercised during 2009 and 2010.

The total fair value of the stock options granted to the Company’s officers, certain management employees and independent directors at the time of grant was $220,000, or $5.18 per share, $993,000, or $2.07 per share, and $118,000, or $5.26 per share, for the years ended December 31, 2010, 2009 and 2008, respectively, calculated using the Black-Scholes-Merton pricing model under the following assumptions:

	2010 *	2009	2008 *

Stock Price	$13.97	$5.60	$15.30
Exercise Price	$13.97	$5.60	$15.30
Volatility	37.3%	35.1%	30.3%
Expected term- Officers and employees	N/A	6.25 years	N/A
Expected term- Independent directors	5.5 years	5.5 years	5.5 years
Risk free interest rate- minimum	1.28%	2.83%	3.24%
Risk free interest rate- maximum	1.98%	2.83%	3.24%
Dividend yield	-	-	-
_______________
*
All assumptions are weighted averages. Assumptions for 2010 and 2008 relate to stock options granted the independent directors. No stock options were granted to officers and employees during these years.

No forfeiture rate was applied for the years ended December 31, 2010 and 2008. An estimated forfeiture rate of 7% was applied and deducted from the resulting calculations for the year ended December 31, 2009. The forfeiture rate for the year ended December 31, 2009 was estimated based on the average forfeiture rates for similar companies for the last four years and the Company’s estimated future forfeitures. The risk-free rate is based on the implied yield on a U.S. Treasury bond with a term approximating the expected term of the option. In the absence of historical data, the assumed volatility factors used in the calculation were derived from the average price volatility of common shares for similar companies as of June 5, 2009 over a period approximating the expected term of the options. As the Company has limited historical data, the expected option term is calculated using the simplified method (“Plain Vanilla” approach).

The Company recorded stock-based compensation expense of $1.0 million, $816,000 and $828,000 relating to stock options for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, the remaining unamortized stock-based compensation cost relating to stock options granted to the Company’s executive officers and management employees was approximately $835,000 which is to be recognized over the remaining average vesting period of 1.9 years. Unamortized stock-based compensation cost relating to independent directors’ options at December 31, 2010 was approximately $115,000 which is to be recognized over an average remaining vesting period of 6.8 months.

(b) Restricted Stock Grant

In addition to stock options granted to officers and independent directors, the Company also granted certain management employees restricted stocks under the Plan. The following table summarizes the activity relating to the Company’s restricted stock for the three years ended December 31, 2010:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2007	$36,057	$14.93
Restricted stocks granted	-
Restricted stocks vested	(12,019)	$14.93
Restricted stocks cancelled/forfeited	(470)	$15.00
Balance at December 31, 2008	23,568	$14.21
Restricted stocks granted	-
Restricted stocks vested	(11,546)	$14.93
Restricted stocks cancelled/forfeited	(478)	$15.00
Balance at December 31, 2009	11,544
Restricted stocks granted	-
Restricted stocks vested	(11,544)	$14.93
Restricted stocks cancelled/forfeited	-
Balance at December 31, 2010	$-

For the years ended December 31, 2010, 2009 and 2008, the Company withheld 3,186 shares,  3,124 shares and 3,339 shares, respectively, from employees to cover minimum withholding taxes on vested restricted stocks. The Company returned the withheld shares to the Equity Incentive Plan to make them available for future grant and paid the applicable taxes to federal and state taxing authorities. The restricted stocks have a three-year vesting period, with one third of vested shares issued every 12 months from grant date. Compensation expense relating to restricted stocks for the years ended December 31, 2010, 2009 and 2008 was $63,000, $176,000, and $178,000, respectively. As of December 31, 2010, all restricted stocks were fully vested.

Compensation expense relating to stock options and restricted stock is recorded as a component of administrative expenses in the Company’s consolidated statements of operations with a corresponding credit to additional paid-in capital in the Company’s consolidated balance sheet.

(15) 401K Savings Plan

The Company established a 401(k) plan in January 1995 for certain eligible employees. Company contribution to this plan was entirely at the Company’s discretion. On October 1, 2007, the Company enhanced the plan to cover all of its U.S. employees. Under the enhanced provisions of the plan, an employee may contribute up to the statutory limit of his or her salary into the plan. The Company matches employee contributions up to 4% of qualified compensation. The Company’s contribution vests immediately. Company contribution to the plan for the years ended December 31, 2010, 2008 and 2007 was $147,000, $158,000, and $166,000, respectively.

(16) Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheets for cash, accounts receivable, and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The balance of the Company’s capital lease obligation of $14.9 million was estimated to have fair value of approximately $14.1 million as of December 31, 2010  based on the fair value of their estimated future payments calculated using the prevailing interest rates. Management believes that the principal amounts of the Company’s revolving credit facility of $51.6 million, related party term loan of $9.0 million, bank term loan of $185.0 million and net investment in direct finance leases of $11.8 million approximate their fair value as of December 31, 2010, based on discounted cash flow calculated using prevailing interest rate.

(17) Commitments and Contingencies

The Company utilizes certain office facilities and office equipment under non-cancelable operating lease agreements which generally have original terms of up to five years. Future minimum lease payments required under non-cancellable operating leases having an original term of more than one year as of December 31, 2010 are as follows (in thousands):

Office facilities and equipment
Year ending December 31:
2011	$1,161
2012	1,117
2013	1,005
2014	958
2015 and thereafter	2,795
$7,036

Office facility expense for the years ended December 31, 2010, 2009 and 2008 was $1.2 million each year and is included in marketing, general and administrative expense in the consolidated statements of operations.

As of December 31, 2010 and 2009, the Company has one outstanding letter of credit of $84,000 and $109,000, respectively. The letter of credit guarantees the Company’s obligations under certain operating lease agreements.

In addition to the rental equipment payable of $88.1 million, the Company has commitments to purchase approximately $70.7 million of container equipment as of December 31, 2010.

In the ordinary course of business, the Company executes contracts involving indemnifications standard in the industry and indemnifications specific to a transaction such as an assignment and assumption agreement. These indemnifications might include claims related to tax matters, governmental regulations, and contractual relationships. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim. The Company regularly evaluates the probability of having to incur costs associated with these indemnifications and as of December 31, 2010 there were no claims outstanding under such indemnifications nor does the Company believe any future claims are probable of occurring.

The Company entered Amendment No. 1 to Amended and Restated Employment Agreement with Mr. Masaaki (John) Nishibori on July 30, 2010 in connection with his position as President and Chief Executive Officer. The employment agreement is effective until the later of (i) November 1, 2010, or (ii) 90 days following written notice from either Mr. Nishibori or the Company, unless the agreement is terminated earlier by the Company for death, disability, company insolvency or “cause” by Mr. Nishibori for “good reason” or by either party with at least 90 days’ written notice prior to the end of the term. Mr. Nishibori will be entitled to receive a cash bonus of up to 100% of his salary if certain percentages of the Company’s budgeted pretax profit are achieved in a specific fiscal year.

The Company entered into an amended and restated employment agreement with Mr. Victor M. Garcia effective April 9, 2009 in connection with his position as Senior Vice President and Chief Financial Officer. The employment agreement was initially effective until November 1, 2009 and automatically renews for additional two-year periods, unless the agreement is terminated earlier by the Company for death, disability, company insolvency or “cause,” by Mr. Garcia for “good reason” or by either party with at least 90 days written notice prior to the end of the term. As a result of the successful completion of the Company’s IPO, Mr. Garcia received a cash bonus of $100,000 on November 1, 2009 and on November 1, 2010. In addition, Mr. Garcia may also become entitled to an annual cash bonus of up to 40.0% of his base salary.

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

(18) Segment Information

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

There are no inter-segment revenues.

With the exception of amortization of intangible assets and marketing, general and administrative expenses (MG&A), operating expenses are allocated directly to the container leasing segment. Amortization of intangible assets relating to owned and third party contracts is allocated directly to the container leasing segment and container management segment, respectively. The amortization of remaining intangible assets relating to the trademark and software is allocated to the segments based on average segment TEUs during the year.

During the year ended December 31, 2010, the Company refined its methodology for allocating MG&A expense to each segment based on a study which analyzed the departmental composition of MG&A expense. The expense allocation was based on either revenue or twenty-foot equivalent units (TEUs) of containers in each segment, depending on the function of the department which incurred the expense, after directly assigning MG&A expense relating to Consent and CAIJ subsidiaries to the container leasing and container management segment, respectively. Management believes that this allocation method results in a more representative distribution of MG&A expense between the two segments. For comparative purposes, the Company applied this allocation method to MG&A expenses for the years ended December 31, 2009 and 2008 to conform with the methodology used for the year ended December 31, 2010. Prior to the year ended December 31, 2010, the Company had been allocating MG&A expense to each segment based solely on the ratio of owned and managed TEUs to its total fleet of TEUs after directly assigning MG&A expense relating to Consent to the container leasing segment.

The Company makes its management decisions based on pre-tax income, and as such does not allocate income tax expense/benefit to its segments.

The allocation of assets between segments is determined by the direct allocation of the managed accounts receivable, the net carrying value of the intangible asset relating to third party contracts and a portion of the intangible asset relating to trademark and software (determined based on the percentage of average TEUs of managed containers to total average TEUs), to the managed container segment. The remaining balance of total assets is allocated to the container leasing business.

The following tables show segment information for the years ended December 31, 2010, 2009 and 2008, reconciled to the Company’s income before taxes as shown in its consolidated statements of operations (in thousands):

	Year Ended December 31, 2010				Year Ended December 31, 2009
	Container Leasing	Container Management	Unallocated	Total	Container Leasing	Container Management		Unallocated	Total

Container rental revenue	$64,892	$-	$-	$64,892	$53,747	$-		$-	$53,747
Management fee revenue	-	10,348	-	10,348	-	8,546		-	8,546
Gain on sale of container portfolios	-	614	-	614	-	753		-	753
Finance lease income	2,045	-	-	2,045	2,218	-		-	2,218
Total revenue	66,937	10,962	-	77,899	55,965	9,299		-	65,264

Depreciation of container rental equipment	20,767	-	-	20,767	17,140	-		-	17,140
Amortization of intangible assets	752	625	-	1,377	805	761			1,566
Impairment of container rental equipment	40	-	-	40	86	-		-	86
Gain on disposition of used container equipment	(9,112)	-	-	(9,112)	(3,626)	-		-	(3,626)
Storage, handling and other expenses	6,170	-	-	6,170	8,717	-		-	8,717
Marketing, general and administrative expenses	15,807	5,411	-	21,218	14,042 *	4,806	*	-	18,848
Restructuring charges	-	-	-	-	972				972
(Gain) loss on foreign exchange	513	-	-	513	(215)				(215)
Total operating expenses	34,937	6,036	-	40,973	37,921	5,567		-	43,488
Operating income	32,000	4,926	-	36,926	18,044	3,732		-	21,776
Interest expense	5,278	-	-	5,278	4,311	-		-	4,311
Interest income	-	-	(109)	(109)	-	-		(10)	(10)
Net interest expense	5,278	-	(109)	5,169	4,311	-		(10)	4,301
Income before income taxes	$26,722	$4,926	$109	$31,757	$13,733	$3,732		$10	$17,475
Total assets	$592,080	$21,372	$-	$613,452	$352,604	$21,479	*	$-	$374,083

	Year Ended December 31, 2008
	Container Leasing		Container Management	Unallocated	Total

Container rental revenue	$56,436		$-	$-	$56,436
Management fee revenue	-		11,969	-	11,969
Gain on sale of container portfolios	-		12,443	-	12,443
Finance lease income	2,297		-	-	2,297
Total revenue	58,733		24,412	-	83,145

Depreciation of container rental equipment	15,824		-	-	15,824
Amortization of intangible assets	619		915	-	1,534
Impairment of container rental equipment	331		-	-	331
Gain on disposition of used container equipment	(4,155)		-	-	(4,155)
Storage, handling and other expenses	4,874		-	-	4,874
Marketing, general and administrative expenses	10,645	*	9,570 *	-	20,215
Impairment of goodwill	13,849		36,398	-	50,247
Restructuring charges	-		-	-	-
Loss on foreign exchange	564		-	-	564
Total operating expenses	42,551		46,883	-	89,434
Operating income (loss)	16,182		(22,471)	-	(6,289)
Interest expense	9,346		-	-	9,346
Interest income	-		-	(229)	(229)
Net interest expense	9,346		-	(229)	9,117
Income (loss) before income taxes	$6,836		$(22,471)	$229	$(15,406)
Total assets	$384,716		$27,912	$-	$412,628

* Marketing, general and administrative expenses for the years ended December 31, 2009 and 2008 were reallocated to conform with the segment allocation methodology used for the year ended December 31, 2010.

Using an expense allocation based solely on container fleet ownership, the Company had previously reported MG&A expense of $8.0 million and $10.8 million, and net income (loss) before income taxes of $19.7 million and ($2.2) million for the container leasing segment and container management segment, respectively, for the year ended December 31, 2009. For the year ended December 31, 2008, the Company had reported MG&A expense of $8.0 million and $12.2 million, and net income (loss) before income taxes of $9.5 million and ($25.1) million for the container leasing segment and container management segment, respectively.

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

(19) Revenue Concentration

Container Leasing Segment Concentration. Revenue from the Company’s ten largest container lessees represented 54.0% and 45.5% of the revenue from its container leasing segment for the years ended December 31, 2010 and 2009, respectively. Revenue from the Company’s single largest container lessee accounted for 8.3%, or $5.4 million, and 7.3%, or $4.1 million, of revenue from its container leasing segment for the years ended December 31, 2010 and 2009, respectively. The $5.4 million and $4.1 million of revenue represented 6.9% and 6.3% of the Company’s total revenue for the years ended December 31, 2010 and 2009, respectively. The largest lessees of the Company’s owned fleet are often among the largest lessees of its managed fleet. The largest lessees of our managed fleet are responsible for a significant portion of the billings that generate our management fee revenue.

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

Container investors associated with the five investment arrangers represented 80.9% and 89.3% of the Company’s container management revenue for the years ended December 31, 2010 and 2009, respectively. Revenue from the two largest container investors, IGB Container GmbH & Co. KG (IGB) and P&R Equipment and Finance Corp. (P&R), represented 24.2%, or $2.5 million, and 22.4% or $2.3 million, respectively, of revenue from the Company’s container management segment during the year ended December 31, 2010. The combined revenue of $4.8 million associated with the two largest investment arrangers represented 6.2% of total revenue for the year ended December 31, 2010.

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

(20) Earnings per Share

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

The following table sets forth the reconciliation of basic and diluted net income per share for the year ended December 31, 2010, 2009 and 2008 (dollars in thousands, except per share data):

	Years Ended December 31,
	2010	2009	2008
Numerator:
Net income (loss) used in calculation of basic and diluted earnings (loss) per share	$28,383	$13,556	$(26,953)
Denominator:

Weighted average shares used in the calculation of basic earnings (loss) per share	17,974	17,902	17,406
Effect of dilutive securities:
Restricted common stock	3	-	-
Stock options	226	-	-

Weighted average shares used in the calculation of diluted earnings (loss) per share	18,203	17,902	17,406

Net income (loss) per share available to CAI common stockholders:
Basic	$1.58	$0.76	$(1.55)
Diluted	$1.56	$0.76	$(1.55)

The denominator used in the calculation of diluted income (loss) per share for the years ended December 31, 2010, 2009 and 2008 excluded options for 493,000 shares, 930,000 shares and 450,000 shares, respectively, of common stock granted to officers and directors, and 12,000 shares and 24,000 shares of restricted stocks granted to employees for the years ended December 31, 2009 and 2008 respectively, because their effect would have been antidilutive.

(21) Selected Quarterly Financial Data (Unaudited)

The following table sets forth key interim financial information for the years ended December 31, 2010 and 2009:

	2010 Quarters Ended				2009 Quarters Ended
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
	(in thousands, except per share amount)
Revenue	$25,224	$20,119	$17,363	$15,193	$15,318	$15,709	$16,661	$17,576
Operating expenses	10,662	9,987	9,845	10,479	10,841	10,761	11,156	10,730
Operating income	14,562	10,132	7,518	4,714	4,477	4,948	5,505	6,846
Net income available to CAI common stockholders	10,497	9,161	5,676	3,049	3,074	3,194	3,333	3,955

Basic and diluted earnings (loss) per share available to CAI common stockholders:
Basic	$0.58	$0.51	$0.32	$0.17	$0.17	$0.18	$0.19	$0.22
Diluted	$0.57	$0.50	$0.31	$0.17	$0.17	$0.18	$0.19	$0.22

 (22) Subsequent Event

On March 11, 2011 the Company entered into an Amendment to the Term Loan Agreement that reduces the quarterly payments of principal for the $185.0 million borrowed to $3.7 million each (e.g. 2.0% of the drawn amount) for the first 23 quarterly payment dates with a final payment of $99.9 million (54.0% of the drawn amount) due on December 20, 2016.   The Amendment also reduces the quarterly payments of principal for the remaining $115.0 million commitment. See Note 10 on Revolving Credit Facility, Term Loans and Capital Lease Obligations.

Schedule II
Valuation Accounts
(In thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Deductions*	Balance at End of Period
December 31, 2008
Accounts receivable, allowance for doubtful accounts	530	599	(85)	1,044
December 31, 2009
Accounts receivable, allowance for doubtful accounts	1,044	458	(82)	1,420
December 31, 2010
Accounts receivable, allowance for doubtful accounts	1,420	1,063	(301)	2,182

*	Primarily consists of write-offs, net of recoveries and other adjustments

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of CAI International, Inc. (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1, as amended, File No. 333-140496)

3.2	Amended and Restated Bylaws of CAI International, Inc. (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, dated March 10, 2009)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1, as amended, File No. 333-140496)

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
Management Agreement between Container Applications International, Inc, P&R Equipment & Finance Corporation and Interpool Containers Limited dated March 14, 2006 (incorporated by reference to Exhibit 10.12 of our Registration Statement on Form S-1, as amended, File No. 333-140496)

10.6
Second Amended and Restated Revolving Credit Agreement, dated as of September 25, 2007, by and among CAI International, Inc., Container Applications Limited, various financial institutions, Bank of America, N.A. and the administrative agent, Banc of America Securities LLC as the arranger, LaSalle Bank National Association as the syndication agent and Union Bank of California, N.A. as the documentation agent (incorporated by reference to Exhibit 10.1 of our report on Form 8-K dated September 25, 2007)

10.7
Amendment No. 1 to that certain Second Amended and Restated Revolving Credit Agreement, dated as of February 26, 2008, by and among CAI International, Inc., Container Applications Limited, the guarantors listed on the signature pages thereto, various lenders, Bank of America, N.A. as administrative agent for itself and the other lenders and Union Bank of California, N.A. as co-agent for itself and the other lenders (incorporated by reference to Exhibit 10.1 of our report on Form 8-K dated February 26, 2008)

10.8
Amendment No. 2 and Consent to that certain Second Amended and Restated Revolving Credit Agreement, dated as of August 20, 2010, by and among CAI International, Inc., Container Applications Limited, the guarantors listed on the signature pages thereto, various lenders, Bank of America, N.A. as administrative agent for itself and the other lenders and Union Bank of California, N.A. as documentation agent for itself and other lenders (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K, filed on August 24, 2010)

10.9*
Amended and Restated Employment Agreement effective April 9, 2009 by and between CAI International, Inc. and Masaaki (John) Nishibori (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2009)

10.10*
Amendment No. 1 to Amended and Restated Employment Agreement effective July 30, 2010 by and between CAI International, Inc. and Masaaki (John) Nishibori (incorporated by reference to Exhibit 99.1 of our report on Form 8-K dated July 30, 2010)

10.11*
Amended and Restated Employment Agreement effective April 9, 2009, by and between CAI International, Inc. and Victor M. Garcia (incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2009)

10.12*
Chairman of the Board Compensation Agreement, effective June 5, 2009, by and between CAI International, Inc. and Hiromitsu Ogawa (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to our quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2009, filed with the Commission on September 21, 2009)

I

Exhibit No.	Description

10.13
Stock Purchase Agreement, dated as of April 30, 2008, between Container Applications Limited and BNS Consent Holding AS (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K, dated May 6, 2008, file No. 001-33388)

10.14*
Employment Agreement effective as of February 9, 2009 by and between Nadine Teixeira and CAI International, Inc. (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2010, filed with the Commission on August 6, 2010)

10.15
Term Loan Agreement dated as of December 20, 2010 by and among Container Applications Limited, CAI International, Inc., the Lenders listed on Schedule 1 thereto, and ING Bank N.V. (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K, filed on December 23, 2010)

10.16
Guaranty dated December 20, 2010 made by and among Container Applications International (U.K.) Limited, Container Applications International, Ltd., Container Applications (Malaysia) SDN BDH, Sky Container Trading Limited, Sky Domestic Container Leasing Limited, CAI Consent Sweden AB, CAI International GmbH and CAI International, Inc. (incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K, dated December 23, 2010)

10.17
Amendment to the Term Loan Agreement dated as of March 11, 2011 by and among Container Applications Limited, CAI International, Inc., and the other Guarantors listed on the signature pages thereto, the Lenders listed on the signature pages thereto, and ING Bank N.V., acting as administrative agent for itself and other Lenders, and acting as Mandated Lead Arranger and Physical Bookrunner.

21.1	Subsidiaries of CAI International, Inc.

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Interim Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the As Sarbanes-Oxley Act of 2002

32.2	Certification of Interim Chief Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the As Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan
‡‡	Confidential treatment requested as to portions of this exhibit. Confidential information has been omitted and filed separately with the Securities and Exchange Commission.

II