Form 10-Q
period 2011-03-31
CAI International, Inc.
filed 2011-05-06
CIK 1388430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission file number: 001-33388
  _______________________________________
CAI International, Inc.
(Exact name of registrant as specified in its charter)
_________________________________________

Delaware	94-3109229
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Steuart Tower, 1 Market Plaza, Suite 900 San Francisco, California	94105
(Address of principal executive offices)	(Zip Code)

415-788-0100
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common	April 30, 2011
Common Stock, $.0001 par value per share	19,295,359 shares

CAI INTERNATIONAL, INC.

index

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and service development efforts. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words “may,” “might,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under “Risk Factors” below, as well as those identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on March 16, 2011, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our filings with the SEC.

index

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CAI INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(UNAUDITED)

ASSETS	March 31, 2011	December 31, 2010

Cash	$13,846	$14,393

Accounts receivable (owned fleet), net of allowance for doubtful accounts of $1,345 and $2,182 at March 31, 2011 and December 31, 2010, respectively	20,425	20,874
Accounts receivable (managed fleet)	18,412	19,496
Current portion of direct finance leases	3,506	3,948
Prepaid expenses	6,816	6,645
Deferred tax assets	1,800	1,931
Other current assets	470	1,364
Total current assets	65,275	68,651
Container rental equipment, net of accumulated depreciation of $89,226 and $85,596 at March 31, 2011 and December 31, 2010, respectively	647,412	530,939
Net investment in direct finance leases	8,293	7,886
Furniture, fixtures and equipment, net of accumulated depreciation of $662 and $548 at March 31, 2011 and December 31, 2010, respectively	2,307	2,383
Intangible assets, net of accumulated amortization of $6,386 and $5,982 at March 31, 2011 and December 31, 2010 respectively	3,320	3,593
Total assets	$726,607	$613,452

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$2,357	$2,411
Accrued expenses and other current liabilities	5,291	5,408
Due to container investors	22,838	23,283
Unearned revenue	6,066	5,724
Current portion of term loans	15,600	24,800
Current portion of capital lease obligations	3,857	4,438
Rental equipment payable	122,052	88,097
Total current liabilities	178,061	154,161
Revolving credit facility	121,100	51,600
Term loans	174,500	169,200
Deferred income tax liability	30,411	30,226
Capital lease obligations	10,344	10,509
Income taxes payable	82	82
Total liabilities	514,498	415,778

Stockholders' equity:
Common stock, par value $.0001 per share ; authorized 84,000,000 shares; issued and outstanding,19,295,359 shares at March 31, 2011, and December 31, 2010, respectively	2	2
Additional paid-in capital	127,234	127,064
Accumulated other comprehensive loss	(1,240)	(2,510)
Retained earnings	67,839	55,043
Total CAI stockholders' equity	193,835	179,599
Non-controlling interest	18,274	18,075
Total stockholders' equity	212,109	197,674
Total liabilities and stockholders' equity	$726,607	$613,452

See accompanying notes to unaudited consolidated financial statements.

index

CAI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
Revenue:
Container rental revenue	$22,385	$12,344
Management fee revenue	3,515	2,181
Gain on sale of container portfolios	1,410	266
Finance lease income	432	402
Total revenue	27,742	15,193

Operating expenses:
Depreciation of container rental equipment	6,736	4,207
Amortization of intangible assets	343	354
Impairment of container rental equipment	5	17
Gain on disposition of used container equipment	(3,615)	(1,420)
Storage, handling and other expenses	1,095	2,191
Marketing, general and administrative expense	4,602	4,949
Loss (gain) on foreign exchange	60	181
Total operating expenses	9,226	10,479

Operating income	18,516	4,714

Interest expense	2,974	857
Interest income	(3)	(32)
Net interest expense	2,971	825

Net income before income taxes and non-controlling interest	15,545	3,889

Income tax expense	2,550	840

Net income	12,995	3,049
Less: Net income attributable to non-controlling interest	(199)	-
Net income attributable to CAI common stockholders	$12,796	$3,049
Net income per share attrbutable to CAI common stockholders:
Basic	$0.66	$0.17
Diluted	$0.65	$0.17
Weighted average shares outstanding :
Basic	19,295	17,906
Diluted	19,758	18,038

See accompanying notes to unaudited consolidated financial statements.

index

CAI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands)
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$12,995	$3,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,846	4,255
Amortization of debt issuance costs	311	128
Amortization of intangible assets	343	354
Impairment of container rental equipment	5	17
Stock-based compensation expense	265	268
Loss on foreign exchange	55	123
Gain on sale of container portfolios	(1,410)	(266)
Gain on disposition of used container equipment	(3,615)	(1,420)
Deferred income taxes	145	-
Restructuring charges	-	107
Bad debt recovery, net	(892)	(185)
Changes in other operating assets and liabilities:
Accounts receivable	2,764	(3,628)
Prepaid expenses and other assets	735	4,212
Accounts payable, accrued expenses and other current liabilities	(828)	(1,330)
Due to container investors	(445)	703
Unearned revenue	281	35
Net cash provided by operating activities	17,555	6,422
Cash flows from investing activities:
Purchase of containers	(101,012)	(25,741)
Net proceeds from sale of container portfolios	8,362	5,275
Net proceeds from disposition of used container equipment	8,942	7,981
Purchase of furniture, fixtures and equipment	(29)	(29)
Receipt of principal payments from direct financing leases	1,398	1,425
Net cash used in investing activities	(82,339)	(11,089)
Cash flows from financing activities:
Stock issuance costs	(95)	-
Proceeds from bank debt	82,500	21,000
Principal payments on capital leases	(1,497)	(941)
Principal payments made on bank debt	(16,700)	(22,000)
Principal payments on related party term loan	(200)	(200)
Debt issuance costs	(92)	-
Net cash provided by (used in) financing activities	63,916	(2,141)
Effect on cash of foreign currency translation	321	(218)
Net decrease in cash	(547)	(7,026)
Cash at beginning of the period	14,393	14,492
Cash at end of the period	$13,846	$7,466

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$261	$174
Interest	2,262	582
Supplemental disclosure of non-cash investing and financing activity:
Transfer of container rental equipment to direct finance lease	1,241	18
Transfer of container rental equipment off direct finance lease	-	18

See accompanying notes to unaudited consolidated financial statements.

index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010

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

On April 30, 2008, the Company acquired CAI Consent Sweden AB (Consent), formerly named Consent Equipment AB, a European container and intermodal equipment leasing company, for $14.6 million in cash (net of $1.3 million cash acquired) and the assumption of approximately $25.7 million in debt. Consent was originally headquartered in Gothenburg, Sweden at the time of its acquisition. Consent moved its headquarters to the Company’s European office in the United Kingdom in February 2010.

The Company’s corporate headquarters are located in San Francisco, California.

(2) Accounting Policies and Recent Accounting Pronouncements

(a) Accounting Policies

During the three months ended March 31, 2011, the Company completed its review of historical disposal experience relating to its fleet of standard dry van equipment and refrigerated container equipment and decided to increase the estimated residual values used in its equipment depreciation calculations effective January 1, 2011. The following table shows the current and prior residual values adopted by the Company for each type of equipment:

	Current Residual Value Estimate After Change	Prior Residual Value Estimate

20 Foot standard dry van	$950	$850

40 Foot standard dry van	$1,150	$950

40 Foot high cube dry van	$1,300	$1,000

40 Foot high cube refrigerated container	$3,000	15% of original equipment cost at the end of 15 years

In addition to the change in residual value, the Company adopted a depreciable life of 12 years for refrigerated containers. There is no change in the depreciable life of 12.5 years for standard containers. There is no change in the residual value and depreciable life for all other types of container equipment. The above change in residual value reduced depreciation expense and increased the Company's pre-tax income by approximately $717,000, increased net income by approximately $599,000 and increased diluted earnings per share by $0.03 for the three months ended March 31, 2011.

There were no other changes to the Company’s accounting policies during the quarter ended March 31, 2011. See Notes 2(a) through 2(n) to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 16, 2011.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position as of March 31, 2011 and December 31, 2010, the results of operations for the three months ended March 31, 2011 and 2010 and the Company’s cash flows for the three months ended March 31, 2011 and 2010. The results of operations and cash flows for the periods presented are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2011 or in any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal years ended December 31, 2010 and 2009, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2011.

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

Management performed an evaluation of the Company’s activities through the filing of this Form 10-Q and has concluded there are no significant subsequent events requiring disclosure through the filing of this Form 10-Q other than those disclosed in Note 15.

index

(b) Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2009-13, Revenue Recognition (Topic 605) - Multiple Deliverable Revenue Arrangements, which formally codifies the FASB's ratification in September 2009 of Emerging Issues Task Force ("EITF") Issue No. 08-1, Revenue Arrangements with Multiple Deliverables. ASU 2009-13 updates the current guidance pertaining to multiple-element revenue arrangements included in the FASB's ASC Topic 605-25 Revenue Recognition-Multiple-Element Arrangements, which originated primarily from EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. ASU 2009-13 is effective for annual reporting periods beginning January 1, 2011 for calendar- year entities. Accordingly, the company adopted ASU 2009-13 on January 1, 2011, which had no effect on the company's consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (topic 820), Improving Disclosures About Fair Value Measurements, which requires new disclosures for fair value measurements including significant transfers in and out of Level 1 and Level 2 of the fair value hierarchy. This ASU requires additional information in the roll-forward of Level 3 assets and liabilities including the presentation of purchases, sales, issuances and settlements on a gross basis. It also provides clarification on existing disclosures relating to the level of disaggregation and disclosures about inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for annual and interim reporting periods beginning after December 15, 2009. The additional information in the roll forward of Level 3 assets and liabilities will be effective for fiscal years beginning after December 15, 2010. The portion of ASU 2011-06 that is effective for annual and interim reporting periods beginning after December 15, 2009 did not have an impact on the Company’s statements of financial position and results of operations. The remaining disclosure requirements that are effective for fiscal years beginning after December 15, 2010 did not have an impact on the Company’s statement of financial position and results of operations.

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

            Included among the funds that the Company manages are several Japanese container funds that were established by a related party under separate investment agreements allowed under Japanese commercial laws (see Note 11). Each of the funds is financed by unrelated Japanese third party investors. The container funds under management are considered VIEs because as manager of the funds, the Company has the power to direct the activities that most significantly impact the entity’s economic performance such as leasing and managing the containers owned by the funds. With the exception of two specific funds established in September 2010, the fees earned for arranging, managing and establishing the funds are not significant to the expected returns of the funds so the Company does not have a variable interest in the funds. The rights to receive benefits and obligations to absorb losses that could potentially be significant to the funds belong to the third party investors, so the Company concluded that it is not the primary beneficiary of the funds. With the exception of the sale of containers to two funds established in September 2010, the Company recognized gains on sale of containers to the unconsolidated VIEs as sales in the ordinary course of the business. There was no sale of containers to the VIEs for the three months ended March 31, 2011. For the three months ended March 31, 2010, the Company sold $5.3 million of containers and recognized a gain of $266,000, respectively, relating to the sale of container portfolios to the Japanese VIEs.

            In September 2010, the Company transferred approximately $16.0 million of containers to two specific Japanese funds that are considered VIEs. The terms of the transaction included options for the Company to purchase the containers from the funds at a fixed price. As a result of the residual interest resulting from the fixed price call option, the Company concluded that it may absorb a significant amount of the variability associated with the funds’ anticipated economic performance so the Company has a variable interest in the funds. As the Company has the power to direct the activities that most significantly impact the economic performance of the VIEs and the variable interest provides the Company with the right to receive benefits from the entity that could potentially be significant to the funds, the Company determined that it is the primary beneficiary of these two specific VIEs and included the assets and liabilities as of March 31, 2011 and December 31, 2010 and the results of operations and cash flows for the three months ended March 31, 2011 in the consolidated financial statements.

            The containers transferred to the two Japanese VIEs had a balance of $15.1 million as of March 31, 2011. The container equipment along with $675,000 of cash held by these container funds and $1.7 million of net investment in direct finance leases, have been included on the consolidated balance sheet with the offsetting equity related to the funds presented separately as non-controlling interest of $18.3 million in the equity section of the Company’s consolidated balance sheet as of March 31, 2011. No gain or loss was recognized upon the initial consolidation of the VIE in September 2010. The net income of $199,000 attributable to the two Japanese funds is presented as net income attributable to non-controlling interest and was deducted from the Company’s consolidated statement of income for the three months ended March 31, 2011.

index

(4) Net Investment in Direct Finance Leases

            The following table represents the components of the net investment in finance leases (in thousands):

	March 31, 2011	December 31, 2010
Gross finance lease receivables (1)	$15,294	$15,290
Allowance on gross finance lease receivables (2)	—	—
Gross finance lease receivables, net of allowance	15,294	15,290
Unearned income (3)	(3,495)	(3,456)
Net investment in finance leases	$11,799	$11,834

 (1)  At the inception of the lease, the Company records the total minimum lease payments, executory costs, if any, and unguaranteed residual value as gross finance lease receivables. The gross finance lease receivable is reduced as customer payments are received.  Approximately $5.4 million and $4.0 million of unguaranteed residual value at March 31, 2011 and December 31, 2010, respectively, were included in gross finance lease receivables. There were no executory costs included in gross finance lease receivables as of March 31, 2011 and December 31, 2010.
(2) The Company evaluates potential losses in its finance lease portfolio by regularly reviewing the specific receivables in the portfolio and analyzing historical loss experience. For the period 2004 through  March 31, 2011, the Company's loss experience on its gross finance lease receivables, after considering equipment recoveries, was less than 2.0%.
(3) The difference between the gross finance lease receivable and the cost of the equipment or carrying amount at the lease inception is recorded as unearned income. Unearned income together with initial direct costs, are amortized to income over the lease term so as to produce a constant periodic rate of return. There were no unamortized initial direct costs as of March 31, 2011 and December 31, 2010.

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

           Tier 3—Customers in this category exhibit volatility in payments on a regular basis. The Company has initiated or implemented plans to recover equipment on lease to these customers and believes that default is likely, or has already occurred.

index

           Based on the above categories, the Company's gross finance lease receivables as of March 31, 2011, are as follows (in thousands):

Tier 1	$8,575
Tier 2	6,719
Tier 3	—
$15,294

           Contractual maturities of the Company's gross finance lease receivables subsequent to March 31, 2011 are as follows (in thousands):

2011	$4,853
2012	3,368
2013	1,234
2014	5,013
2015	794
2016 and thereafter	32
$15,294

(5) Intangible Assets

The Company amortizes intangible assets on a straight line basis over their estimated useful lives as follows:

Trademarks	1-10 years
Software	1-3 years
Contracts- third party	7 years
Contracts and customer relationships-owned equipment	5-7 years
Non-compete agreements	2-3 years

Total amortization expense for the three months ended March 31, 2011 and 2010 was $343,000 and $354,000, respectively. Intangible assets as of March 31, 2011 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$1,282	$(609)	$673
Software	539	(539)	—
Contracts- third party	3,650	(2,346)	1,304
Contracts- owned equipment	4,081	(2,740)	1,341
Non-compete agreements	154	(152)	2
	$9,706	$(6,386)	$3,320

(6) Revolving Credit Facility, Term Loans and Capital Lease Obligations

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

(a)      Revolving Credit Facility

The Company has a revolving line of credit agreement with a consortium of banks to finance the acquisition of assets and for general working capital purposes. This agreement was amended on May 27, 2008 and August 20, 2010 to increase the maximum credit availability. As of March 31, 2011, the maximum credit commitment under the revolving line of credit was $330.0 million.

The Company’s revolving credit facility may be increased under certain conditions described in the agreement governing the facility. In addition, there is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to the Company. These credit commitments are part of, and not in addition to, the total commitment provided under the agreement. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the revolving credit facility.  As of March 31, 2011, the interest rate under the amended agreement was approximately 2.3%. The agreement governing the Company’s revolving credit facility also contains various financial and other covenants. It also includes certain restrictions on the Company’s ability to incur other indebtedness or pay dividends to stockholders. As of March 31, 2011, the Company was in compliance with the terms of the revolving credit facility.

index

As of March 31, 2011, the outstanding balance under the Company’s revolving credit facility was $121.1 million. As of March 31, 2011, the Company had $208.8 million in availability under the revolving credit facility (net of $84,000 in letters of credit) subject to our ability to meet the collateral requirements under the agreement governing the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default. The agreement under the Company’s revolving credit facility will terminate on September 25, 2014.

(b)   Term Loans

Term loans consist of the following:

(i ) Bank  Term Loan. On December 20, 2010, the Company entered into a Term Loan Agreement with a consortium of banks. Under this loan agreement, the Company was initially eligible to borrow up to $300.0 million, subject to certain borrowing conditions, which amount is secured by certain assets of the Company’s wholly owned foreign subsidiaries.  The Company initially borrowed $185.0 million under the agreement and has until September 2011 to utilize the remaining $115.0 million of the loan facility. The loan agreement is an amortizing facility with a term of six years, with quarterly payments of principal of $6.0 million each (e.g., 2.0% of the aggregate commitment).  Any unpaid principal will be due on December 20, 2016.  The applicable interest rate is equal to LIBOR plus 3.0% per annum for Eurodollar loans, and Base Rate plus 2.0% for base rate loans.  The Base Rate is defined as the highest of (i) the federal funds rate plus 1/2 of 1.0%, (ii) the prime rate (as published in The Wall Street Journal), and (iii) the Eurodollar rate (for three-month loans) plus 1.0%. The proceeds from the initial borrowing were used to pay part of the Company’s revolving credit facility.

On March 11, 2011 the Company entered into an Amendment to the Term Loan Agreement that reduces the quarterly payments of principal for the $185.0 million initially borrowed to $3.7 million each (e.g. 2.0% of the drawn amount) for the first 23 quarterly payment dates with a final payment of $99.9 million (54.0% of the drawn amount) due on December 20, 2016.   The Company is entitled to draw down the remaining $115.0 million commitment in up to three additional drawdowns through September 2011.  The quarterly payments of principal on these drawdowns (each determined separately) will be determined for each Principal Payment Date (other than the Maturity Date), an amount equal to the product of (x) the quotient obtained by dividing 46.0% by the number of remaining scheduled Principal Payment Dates, as of the Drawdown Date of such Term Loan and (y) the initial Principal Balance of such Term Loan, with a final payment due on December 20, 2016 of 54.0% of the initial Principal Balance of such Term Loan. As of March 31, 2011, the loan had a balance of $181.3 million and interest rate of 3.3%. The loan agreement contains various financial and other covenants. As of March 31, 2011, the Company was in compliance with all the covenants under the agreement.

(ii) Related Party Term Loan.  On August 20, 2009, the Company signed a $10.0 million five-year loan agreement with the Development Bank of Japan (DBJ). As of the date of closing of the loan agreement, DBJ owned approximately 9.4% of the Company’s outstanding common stock. The loan is payable in 19 quarterly installments of $200,000 starting October 31, 2009 and a final payment of $6.2 million on July 31, 2014. The loan bears a variable interest rate based on BBA LIBOR rate and is secured by a number of container rental equipment owned by the Company. The loan had a balance of $8.8 million and interest rate of 2.7% as of March 31, 2011. The agreement governing the Company’s term loan contains various financial and other covenants. As of March 31, 2011, the Company was in compliance with the terms of the term loan.

In December 2010, DBJ sold 753,000 shares of the Company’s stock that it owned, thereby reducing its equity interest to 4.9% of the Company’s total outstanding shares stock as of March 31, 2011.

(c)   Capital Lease Obligations

As of March 31, 2011, the Company had capital lease obligations of $14.2 million. The underlying obligations are denominated in U.S. Dollars and Euros at floating interest rates averaging 2.7% as of March 31, 2011 and maturity dates between April 2011 and June 2019. The liability under each lease is secured by the underlying equipment on the lease.

index

(7) Stock–Based Compensation Plan

(a) Stock Options

There was no activity in the Company’s stock option plan during the first quarter ended March 31, 2011. As of March 31, 2011, the Company had 972,680 outstanding shares of stock options granted to officers, employees and independent directors with a weighted average exercise price of $10.32 per share. The stock options granted to officers and selected senior managers have a vesting period of four years while stock options granted annually to independent members of the Company’s board of directors have a vesting period of one year. All stock options have a term of 10 years from date of grant as long as the grantee remains an employee or director of the Company.

The fair value of the stock options granted by the Company was determined using the Black-Scholes-Merton pricing model and is amortized as compensation expense on a straight-line basis over their vesting periods. For the three months ended March 31, 2011 and 2010, the Company recorded stock-based compensation expense of $265,000 and $224,000, respectively, relating to stock options granted to the Company’s officers and independent directors. As of March 31, 2011, the remaining unamortized stock-based compensation cost relating to stock options granted to the Company’s executive officers and employees was approximately $624,000 which is to be recognized over a weighted average remaining vesting period of 1.9 years. Unamortized stock-based compensation cost relating to independent directors’ options at March 31, 2011 was approximately $61,000 which is to be recognized over a remaining vesting period of approximately 4.3 months. The average remaining term of the stock options for officers and independent directors is approximately 7.3 years. The aggregate intrinsic value of all options outstanding as of March 31, 2011 was approximately $15.1 million based on the closing price of the Company’s common stock of $25.86 per share.

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

There was no activity relating to the Company’s restricted stocks for the three months ended March 31, 2011 as these have all been fully vested since July 2010. The stock compensation expense relating to restricted stocks for the three months ended March 31, 2011 and 2010 was zero and $44,000, respectively. As of March 31, 2011, there was no unrecognized compensation cost related to the restricted stocks.

Compensation expense relating to stock options and restricted stock is recorded as a component of administrative expenses in the Company’s consolidated statements of income.

(8) Income Taxes

The consolidated income tax expense for the three months ended March 31, 2011 and 2010 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2011 and 2010, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes and the effect of certain permanent differences.

The Company’s effective tax rate for the three months ended March 31, 2011 was 16.4% compared to 21.6 % for the three months ended March 31, 2010. The lower effective tax rate for the three months ended March 31, 2011 is due primarily to higher pretax income from foreign operations where statutory rates are lower than the U.S. income tax rates.

The Company recognizes in the financial statements a liability for tax uncertainty if it is more likely than not that the position will be sustained on audit, based on the technical merits of the position. As of March 31, 2011, the Company had unrecognized tax benefits of $80,000, which if recognized, would reduce the Company’s effective tax rate. Total accrued interest relating to unrecognized tax benefits was approximately $8,000 as of March 31, 2011. The Company does not believe the total amount of unrecognized tax benefits as of March 31, 2011 will increase or decrease for the remainder of 2011. The Company’s 2005 and 2006 income tax returns for the state of California are currently under examination by the state’s taxing authority.

(9) Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheets for cash, accounts receivable, and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The Company’s outstanding balances on revolving credit facility and capital lease obligation as of March 31, 2011 were estimated to have fair values of approximately $119.2 million and $13.6 million, respectively, based on the fair values of their estimated future payments calculated using the prevailing interest rates. Management believes that the principal amount of the Company’s term loans totaling $190.1 million and net investment in direct finance leases of $11.8 million approximate their fair value as of March 31, 2011.

index

(10) Commitments and Contingencies

In addition to its debt obligations described in Note 6 above, the Company has commitments to purchase approximately $83.8 million of container equipment as of March 31, 2011. The Company also utilizes certain office facilities and equipment under long-term non-cancellable operating lease agreements with total future minimum lease payments of approximately $6.8 million as of March 31, 2011.

(11) Related Party Transactions

The Company has transferred legal ownership of dry van containers to Japanese container funds which were established by Japan Investment Adviser Co., Ltd. (JIA) and CAIJ. CAIJ is an 80%-owned subsidiary of CAI with the remaining 20% owned by JIA. JIA is owned and controlled by a Managing Director of CAIJ.  Prior to the transfer of containers from the Company, the container funds received contributions from unrelated Japanese investors, under separate Japanese investment agreements allowed under Japanese commercial laws. The contributions were used to purchase container equipment from the Company. Under the terms of the agreements, the CAI-related Japanese entities manage the activities of the Japanese entities but may outsource the whole or part of each operation to a third party. Pursuant to its services agreement with investors, the Japanese container funds have outsourced the general management of their operations to CAIJ. The Japanese container funds have also entered into equipment management service agreements whereby the Company manages the activities such as leasing and managing of containers owned by the Japanese container funds.

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

The sale of containers to the unconsolidated Japanese VIEs has been recorded on the Company’s books as a sale in the ordinary course of the business. No sale to the VIE occurred during the three months ended March 31, 2011. For the three months ended March 31, 2010, the Company sold $5.3 million of container equipment to the Japanese VIEs and recognized a gain of $266,000.

As described in Note 3, the Company has included in its consolidated financial statements, the assets and liabilities, results of operations, and results of cash flows of two specific Japanese container funds that it manages, in accordance with ASC 810.

On August 20, 2009, the Company signed a $10.0 million five-year loan agreement with the Development Bank of Japan (DBJ).  As of the date of closing of the loan agreement, DBJ owned approximately 9.4% of the Company’s outstanding common stock. See Note 6(b)(ii).

(12) Comprehensive Income

The following table provides a reconciliation of the Company’s net income to comprehensive income (in thousands):

	Three Months Ended March 31
	2011	2010
Net income	$12,796	$3,049
Other comprehensive income:
Foreign currency translation adjustments	1,270	(1,186)

Total	$14,066	$1,863

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

index

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

During the year ended December 31, 2010, the Company refined its methodology for allocating MG&A expense to each segment based on a study which analyzed the departmental composition of MG&A expense. The expense allocation was based on either revenue or twenty-foot equivalent units (TEUs) of containers in each segment, depending on the function of the department which incurred the expense, after directly assigning MG&A expense relating to Consent and CAIJ subsidiaries to the container leasing and container management segment, respectively. Management believes that this allocation method results in a more representative distribution of MG&A expense between the two segments.  The Company applied this allocation method to MG&A expenses for the three months ended March 31, 2011 and adjusted the MG&A expense included in each segment’s operating expense previously reported for the same three-month period in 2010.  Prior to adoption of this method, the Company had been allocating MG&A expense to each segment based solely on the ratio of owned and managed TEUs to its total fleet of TEUs after directly assigning MG&A expense relating to Consent to the container leasing segment.

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

The following tables show condensed segment information for the Company’s container leasing and container management segments for the three months ended March 31, 2011 and 2010, reconciled to the Company’s income before taxes as shown in its consolidated statements of income for such periods (in thousands):

	Three Months Ended March 31, 2011				Three Months Ended March 31, 2010
	Container Leasing	Container Management	Unallocated	Total	Container Leasing	Container Management	Unallocated	Total
Total revenue	$22,817	$4,925	$-	$27,742	$12,746	$2,447	$-	$15,193
Operating expenses	7,235	1,991	-	9,226	9,054	1,425	-	10,479
Operating income	15,582	2,934	-	18,516	3,692	1,022	-	4,714
Interest expense (income)	2,974	-	(3)	2,971	857	-	(32)	825
Net income before income taxes	$12,608	$2,934	$3	$15,545	$2,835	$1,022	$32	$3,889
Total assets	$706,514	$20,093	$-	$726,607	$354,584	$22,516	$-	$377,100

Using an expense allocation based solely on container fleet ownership, the Company had previously reported operating expenses of $7.2 million and $3.3 million, and net income of $4.7 million and net loss before income taxes $833,000 for the container leasing segment and container management segment, respectively, for three months ended March 31, 2010.

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

(14) Earnings Per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if their effect is anti-dilutive.

index

The following table sets forth the reconciliation of basic and diluted net income per share for the three months ended March 31, 2011 and 2010 (in thousands, except per share data).

	Three Months Ended March 31,
	2011	2010
Numerator:
Net income used in the calculation of basic and diluted earnings per share	$12,796	$3,049
Denominator:
Weighted average shares used in the calculation of basic and diluted earnings per share:
Basic	19,295	17,906
Diluted	19,758	18,038
Net income per share:
Basic	$0.66	$0.17
Diluted	$0.65	$0.17

The calculation of diluted earnings per share for the three months ended March 31, 2010 excluded from the denominator 450,180 shares of stock options granted to officers and directors because their effect would have been anti-dilutive.

 (15) Subsequent Events

The Company has evaluated subsequent events through the date the consolidated financial statements are available to be issued on May 6, 2011.

On April 15, 2011, the Company filed a shelf registration statement on Form S-3 with the SEC. Under this shelf registration statement, the Company may sell various debt and equity securities, or a combination thereof, to be offered from time to time up to an aggregate offering price of $250.0 million for all securities, and the selling stockholders may sell up to 2,500,000 shares of common stock in one or more offerings. The Company has no immediate plans to make any offer of any securities, but filed the registration statement in order to be able to access the capital markets more quickly and beneficially when desired. The shelf registration statement has not yet become effective and no securities may be offered or sold pursuant to the registration statement until it becomes effective. Any offering of securities by the Company or any selling stockholder will be made solely by means of a prospectus supplement.

On April 29, 2011, the Company announced that its President and CEO, Mr. Masaaki (John) Nishibori will retire as the Company's President and Chief Executive Officer, effective June 3, 2011. The Company’s Board of Directors appointed Mr. Victor Garcia, who is currently the Company's Senior Vice President and Chief Operating Officer, to succeed Mr. Nishibori as President and CEO. In addition, on April 29, 2011, the Board appointed Timothy B. Page as the Company's new Chief Financial Officer succeeding Mr. Gary M. Sawka who will resign as the Company's Interim Chief Financial Officer, effective upon Mr. Page’s starting date in mid-May 2011.  Mr. Sawka has been nominated in the Company's 2011 proxy statement to the Company's Board of Directors for approval at the annual stockholders meeting on June 3, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 16, 2011. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

The financial information included in this discussion and in our consolidated financial statements may not be indicative of our consolidated financial position, operating results, changes in equity and cash flows in the future.

index

Overview

We are one of the world’s leading container leasing and management companies. We purchase new containers, lease them to container shipping lines and either retain them as part of our owned fleet or sell them to container investors for whom we then provide management services. In operating our fleet, we lease, re-lease and dispose of containers and contract for the repair, repositioning and storage of containers. As of March 31, 2011, our fleet comprised approximately 863,000 twenty-foot equivalent units (TEUs) of containers. The following table shows the composition of our fleet as of March 31, 2011 and 2010 and our average fleet utilization for the three months ended March 31, 2011 and 2010:

	As of March 31, 2011	As of March 31, 2010
	(unaudited)
Managed fleet in TEUs	470,118	508,933
Owned fleet in TEUs	393,063	259,186
Total	863,181	768,119

	Three Months Ended March 31,
	2011	2010
	(unaudited)
Average fleet utilization rate for the period	98.0%	86.3%

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

We plan to increase both the number of owned containers as well as the number of managed containers in our fleet. During the three months ended March 31, 2011, we paid approximately $101.0 million to purchase additional containers. We plan to invest in new containers as the demand for shipping containers increases. We believe it is important to maintain a balance between the size of our owned fleet and our managed fleet in order to have multiple sources of revenue.

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The following table summarizes our operating results for the three-month periods ended March 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2011	2010	Amount	Percent
	(unaudited)
Total revenue	$27,742	$15,193	$12,549	82.6%
Operating expenses	9,226	10,479	(1,253)	(12.0)%
Net income	12,796	3,049	9,747	319.7%

Total revenue of $27.7 million for the three months ended March 31, 2011 increased $12.5 million, or 82.6%, from $15.2 million for the three months ended March 31, 2010, due primarily to the increase in the number of owned containers on lease, higher utilization of owned and managed containers and higher per diem rates resulting in increased container rental revenue, management fee revenue and finance lease income. Additionally, there was an increase in gain on sale of container portfolio as a result of higher margin on containers sold to investors.  Operating expenses of $9.2 million for the quarter ended March 31, 2011 was $1.3 million, or 12.0%, lower than the $10.5 million recorded during the three-month period in 2010, mainly as a result of a higher gain on sale of used container equipment, lower storage, handling and other expenses and increase in the recovery of previous bad debt provision . The increase in revenue and reduction in operating expenses resulted in a $9.7 million, or 319.7%, increase in net income to $12.8 million for the three months ended March 31, 2011 compared to the same three-month period in 2010.

index

Revenue. The composition of our revenue is shown on our unaudited financial statements included in this filing. The following discussion explains the significant changes in the composition of our total revenue for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010:

Container Rental Revenue. Container rental revenue increased $10.1 million, or 82.1%, to $22.4 million for the three months ended March 31, 2011 from $12.3 million for the three months ended March 31, 2010. The increase was driven by the increase in the number of our owned containers on lease, higher utilization of our owned containers and higher the average per diem rates for short-term and long-term leases.

Management Fee Revenue. Management fee revenue for the three months ended March 31, 2011 was $3.5 million, an increase of $1.3 million, or 61.2%, from $2.2 million for the three months ended March 31, 2010. The increase in managed container utilization and average per diem rates and the lower expenses from container recovery costs resulted in higher profitability in most of our investors’ portfolios. In addition, we earned higher commissions on the sale of containers we managed for two of our foreign investors, one of which accounted for 44.1% of the increase.

Gain on Sale of Container Portfolios. Gain on sale of container portfolios increased $1.1 million to $1.4 million for the three months ended March 31, 2011, a 430.1% increase from a gain of $266,000 recognized for the three months ended March 31, 2010. The increase was due primarily to the higher margin on containers sold to investors, partly offset by lower volume of containers sold compared to the first quarter of 2010. We sold newer containers this year as compared to the same period last year.

Finance Lease Income. Finance lease income increased 7.5% to $432,000 during the three months ended March 31, 2011, from $402,000 during the three months ended March 31, 2010, due primarily to the higher interest income resulting from the increase in new finance lease contracts executed subsequent to March 31, 2010.

Expenses. Details of our operating expenses for the three-month periods ended March 31, 2011 and 2010 are shown on our unaudited statements of income included in this filing. The following discussion explains the significant changes in expenses for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010:

Depreciation of Container Rental Equipment. Depreciation of container rental equipment increased by $2.5 million, or 60.1%, to $6.7 million for the three months ended March 31, 2011, from $4.2 million for the three months ended March 31, 2010. This increase was primarily attributable to the increase in average TEUs of owned containers, partly offset by the net impact of implementing new residual values for standard dry van containers and refrigerated containers effective January 1, 2011. This change in residual values reduced depreciation expense and increased the Company’s pre-tax income by approximately $717,000, increased net income by approximately $599,000 and increased diluted earnings per share by $0.03 for the three months ended March 31, 2011 (or $0.12 per share on an annualized basis).  For the fleet owned at the beginning of the year, the increase in estimated residual values will result in a reduction of depreciation expense and an increase in pre-tax income of approximately $2.8 million in 2011 (or  $0.12 of diluted earnings per share on an annual basis). CAI does not expect that the change in residual estimates will have a material effect on the reported gain on disposition of equipment over the next several years since the equipment estimated to be sold during the coming years have already have been substantially depreciated.  See Note 2(a) to our unaudited consolidated financial statements included in this report.

Gain on Disposition of Used Container Equipment. Gain on disposition of used container equipment increased by $2.2 million, or 154.6%, to $3.6 million for the three months ended March 31, 2011, from $1.4 million for the three months ended March 31, 2010. We sold fewer containers this quarter compared to the same quarter last year but the profit margin on containers sold during the three months ended March 31, 2011 was significantly higher than those sold during the same three-month period in 2010.

Storage, Handling and Other Expenses. Storage, handling and other expenses decreased by $1.1 million, or 50.0%, to $1.1 million for the three months ended March 31, 2011, from $2.2 million for the three months ended March 31, 2010. The higher utilization of our owned containers has resulted in fewer containers in storage during the quarter resulting in lower handling, storage and other related charges.

Marketing, General and Administrative Expense (MG&A). MG&A expense decreased $347,000, or 7.0%, to $4.6 million for the three months ended March 31, 2011, from $4.9 million for the three months ended March 31, 2010. The decrease was primarily due to the increase in the recovery of previous bad debt provision and lower professional fees, partially offset by increased compensation-related costs.

Loss (gain) on foreign exchange. We incurred a loss of $60,000 on foreign exchange transactions for the three months ended March 31, 2011 compared to a loss of $181,000 during the three months ended March 31, 2010. Losses on foreign currency primarily occurred when foreign denominated financial assets and liabilities are either settled or remeasured in U.S. dollars. The improvement in foreign exchange loss was the result of the Euro and the British pound sterling strengthening against the U.S. dollar which resulted in receivables denominated in those currencies to increase in value.

Net Interest Expense. Net interest expense of $3.0 million for the three months ended March 31, 2011 increased by $2.1 million, or 260.1%, from $825,000 incurred during the three months ended March 31, 2010. The increase in net interest expense was due primarily to an increase in the average principal balance of our debts and increase in interest rates.

index

Income Tax Expense. Income tax expense for the three months ended March 31, 2011 was $2.6 million, a $1.7 million, or 203.6%, increase from $840,000 for the three months ended March 31, 2010. The increase was due primarily to a 299.7% higher pre-tax income, partly offset by the impact of a lower effective tax rate. Our effective tax rate for the quarter ended March 31, 2011 was 16.4% compared to 21.6% for the same quarter in 2010. The lower effective tax rate for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 is due primarily to higher proportion of pretax income from foreign operations where statutory rates are lower than the U.S. income tax rates.

Segment Information

Starting with the three and nine months ended September 30, 2010, we refined our methodology for allocating MG&A expense to each segment based on a study which analyzed the departmental composition of MG&A expense. The expense allocation was based on either revenue or twenty-foot equivalent units (TEUs) of containers in each segment, depending on the function of the department which incurred the expense, after directly assigning MG&A expense relating to Consent and CAIJ subsidiaries to the container leasing and container management segment, respectively. Management believes that this allocation method results in a more representative distribution of MG&A expense between the two segments. For comparative purposes, we applied this allocation method to MG&A expenses for the three months ended March 31, 2011 and 2010. Prior to the adoption of this method, we had been allocating MG&A expense to each segment based solely on the ratio of owned and managed TEUs to total fleet TEUs after directly assigning MG&A expense relating to Consent to the container leasing segment.

The following table summarizes our results of operations for each of our business segments for the three-month periods ended March 31, 2011 and 2010:

	Three Months Ended March 31,		Increase (Decrease)
	2011	2010	Amount	Percent Change
Container Leasing
Total revenue	$22,817	$12,746	$10,071	79.0%
Operating expenses	7,235	9,054	(1,819)	(20.1)
Interest expense	2,974	857	2,117	247.0
Income before taxes attributable to segment	$12,608	$2,835	$9,773	344.7
Container Management
Total revenue	$4,925	$2,447	$2,478	101.3%
Operating expenses	1,991	1,425	566	39.7
Income before taxes attributable to segment	$2,934	$1,022	$1,912	187.1

Container Leasing. Total revenue from our container leasing segment increased $10.1 million, or 79.0%, to $22.8 million for the three months ended March 31, 2011 from $12.7 million during the three months ended March 31, 2010. The increase was essentially in container rental revenue which increased $10.1 million from last year, driven primarily by the increase in the number of our owned containers on lease, higher average utilization of our owned containers and increase in the average per diem rates on both short term and long term leases.

Total operating expenses for the container leasing segment for the three months ended March 31, 2011 decreased $1.8 million, or 20.1%, to $7.2 million, from $9.1 million from the three months ended March 31, 2010. The decrease was attributable to the higher gain on sale of used container equipment, decrease in storage, handling and other container related expenses and increase in the recovery of previous bad debt provision, partly offset by the increase in depreciation expenses.

Interest expense for the quarter ended March 31, 2011 increased $2.1 million, or 247.0%, to $3.0 million compared to $857,000 for the same quarter last year. The increase in interest expense was due to the increase in our debt balance and to the higher average interest rates.

Container Management. Total revenue of $4.9 million from our container management segment for the three months ended March 31, 2011 was $2.5 million, or 101.3%, higher than the $2.4 million revenue we reported for this segment for the three months ended March 31, 2010. The higher utilization rate and higher per diem rates for our managed containers resulted in increased profitability for our managed portfolios resulting in higher management fee income for us. In addition, we earned higher commissions on the sale of containers we managed for two of our foreign investors, one of which accounted for 23.7% of the increase in total container management segment revenue.

index

Total operating expenses of $2.0 million for the container management segment for the three months ended March 31, 2011 increased $566,000, or 39.7%, from $1.4 million for the three months ended March 31, 2010, as a result of the higher allocation of  MG&A expense.

We had previously reported a $7.2 million and $3.3 million of operating expenses, and a pre-tax income of $4.7 million and loss of $833,000, for the container leasing segment and container management segment, respectively, for the three months ended March 31, 2010 using a methodology of allocating MG&A expense based solely on the ratio of TEUs of our owned containers to the total fleet TEUs.

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

            As of March 31, 2011, the maximum credit commitment under our existing revolving credit facility was $330.0 million. The facility may be increased under certain conditions described in the agreement. In addition, there is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The amended agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to us. These credit commitments are part of, and not in addition to, the maximum credit commitment of $330.0 million. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar Rate loans as defined in the revolving credit facility. As of March 31, 2011 the interest rate on our revolving credit facility was 2.3%. Our revolving credit facility will expire on September 25, 2014.

            As of March 31, 2011, we had a balance of $121.1 million and $208.8 million in availability under our revolving credit facility (net of $84,000 in letters of credit), subject to our ability to meet the collateral requirements under the agreement governing our revolving credit facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

            We intend to use our revolving credit facility primarily to fund the purchase of containers in the future. As of March 31, 2011, we had commitments to purchase $83.8 million of container equipment and had rental equipment payable of $122.1 million. We have typically used our cash flow from operations and the proceeds from sales of container portfolios to container investors to repay our revolving credit facility. As we expand our owned fleet, our revolving credit facility balance will be higher and will result in higher interest expense. In addition to customary events of default, our revolving credit facility contains financial covenants that require us to maintain certain ratios in our financial statements. As of March 31, 2011, we were in compliance with the financial covenants in our revolving credit facility.

            Our capital leases are denominated in U.S. dollars and Euros, are financed by various European banks and financial institutions and secured by their underlying assets. As of March 31, 2011, our capital lease obligations totaled $14.2 million, with floating interest rates averaging 2.7%.

            On August 20, 2009, we signed a $10.0 million, five-year loan agreement with Development Bank of Japan (DBJ). The loan is payable in 19 quarterly installments of $200,000 starting October 31, 2009 and a final payment of $6.2 million on July 31, 2014. The loan bears a variable interest rate based on BBA LIBOR plus 2.4% and is secured by certain of our container rental equipment. The loan had a balance of $8.8 million and interest rate of 2.7% as of March 31, 2011. DBJ owned approximately 9.4% of the Company’s outstanding common stock as of the date of closing of the loan agreement. DBJ’s ownership of the Company’s total outstanding common stocks has been reduced to approximately 4.9% after selling 753,000 shares in December 2010.

index

            On December 20, 2010, we entered into a Term Loan Agreement with a consortium of banks. Under this loan agreement, we were initially eligible to borrow up to $300.0 million, subject to certain borrowing conditions, which amount is secured by certain assets of our wholly owned foreign subsidiaries.  We initially borrowed $185.0 million under the agreement and have until September 2011 to utilize the remaining $115.0 million of the loan facility. The loan agreement is an amortizing facility with a term of six years, with quarterly payments of principal of $6.0 million each (e.g., 2.0% of the aggregate commitment).  Any unpaid principal will be due on December 20, 2016.  The applicable interest rate is equal to LIBOR plus 3.0% per annum for Eurodollar loans, and Base Rate plus 2.0% for base rate loans.  The Base Rate is defined as the highest of (i) the federal funds rate plus 1/2 of 1.0%, (ii) the prime rate (as published in The Wall Street Journal), and (iii) the Eurodollar rate (for three-month loans) plus 1.0%. The proceeds from the initial borrowing were used to pay part of our revolving credit facility.

            On March 11, 2011 we entered into an Amendment to the Term Loan Agreement that reduces the quarterly payments of principal for the $185.0 million initially borrowed to $3.7 million each (e.g. 2.0% of the drawn amount) for the first 23 quarterly payment dates with a final payment of $99.9 million (54.0% of the drawn amount) due on December 20, 2016.   We are entitled to draw down the remaining $115.0 million commitment in up to three additional drawdowns through September 2011.  The quarterly payments of principal on these drawdowns (each determined separately) will be determined for each Principal Payment Date (other than the Maturity Date), an amount equal to the product of (x) the quotient obtained by dividing 46.0% by the number of remaining scheduled Principal Payment Dates, as of the Drawdown Date of such Term Loan and (y) the initial Principal Balance of such Term Loan, with a final payment due on December 20, 2016 of 54.0% of the initial Principal Balance of such Term Loan. As of March 31, 2011, the loan had a balance of $181.3 million and interest rate of 3.3%. The loan agreement contains various financial and other covenants. As of March 31, 2011, we were in compliance with all the covenants under the agreement.

            On April 15, 2011, we filed a shelf registration statement on Form S-3 with the SEC. Under this shelf registration statement, we may sell various debt and equity securities, or a combination thereof, to be offered from time to time up to an aggregate offering price of $250.0 million for all securities, and the selling stockholders may sell up to 2,500,000 shares of common stock in one or more offerings.  See Note 15 to our unaudited consolidated financial statements included in this filing.

Cash Flow

The following table sets forth certain cash flow information for the three month periods ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
	(unaudited)
Net income	$12,995	$3,049
Adjustments to income	4,560	3,373
Net cash provided by operating activities	17,555	6,422
Net cash used in investing activities	(82,339)	(11,089)
Net cash provided by (used in) financing activities	63,916	(2,141)
Effect on cash of foreign currency translation	321	(218)
Net decrease in cash	(547)	(7,026)
Cash at beginning of period	14,393	14,492
Cash at end of period	$13,846	$7,466

Cash Flows From Operating Activities

Net cash provided by operating activities of $17.6 million for the three months ended March 31, 2011 was $11.1 million higher than the $6.5 million cash provided by operating activities for the three months ended March 31, 2010. The increase was due primarily to a $9.9 million increase in net income and a $2.5 million increase in cash attributable to the net change in working capital.

index

Cash Flows From Investing Activities

Net cash used in investing activities was $82.3 million for the three months ended March 31, 2011 compared to $11.1 million for the three months ended March 31, 2010. The $71.3 million increase in cash usage was primarily attributable to a $75.3 million increase in our purchase of containers, partly offset by the increase of $4.0 million in net proceeds from the sale of container portfolios and disposition of used container equipment. During the three months ended March 31, 2011, we used $101.0 million in cash to purchase new and used container equipment compared to $25.7 million spent during the same period in 2010.

Cash Flows From Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2011 was $63.9 million as compared to $2.1 million of net cash usage for the three months ended March 31, 2010. For the three months ended March 31, 2011, borrowings from our credit facilities totaled $82.5 million while payments of bank debts and capital lease obligations totaled $18.4 million. For the three months ended March 31, 2010, borrowings from our credit facility totaled $21.0 million while payments of bank debts and capital lease obligations totaled $23.1 million.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments by due date as of March 31, 2011:

		Payments Due by Period
		Less than	1-2	2-3	3-4	4-5	More than
	Total	1 year	years	years	years	years	5 years
Total debt obligations:
Revolving credit facility	$121,100	$-	$-	$-	$121,100	$-	$-

Term loan - banks	181,300	14,800	14,800	14,800	14,800	14,800	107,300

Related party term loan	8,800	800	800	800	6,400	-	-

Interest on debt and capital lease obligations (1)	39,765	9,305	8,704	8,069	6,009	4,084	3,594

Rental equipment payable	122,052	122,052	-	-	-	-	-

Rent, office facilities and equipment	6,756	1,179	1,075	988	961	975	1,578

Capital lease obligations	14,201	3,857	3,189	2,563	1,573	1,394	1,625

Container purchase commitments	83,806	83,806	-	-	-	-	-

Total contractual obligations	$577,780	$235,799	$28,568	$27,220	$150,843	$21,253	$114,097

(1)
Our estimate of interest expense commitment includes $9.5 million relating to our revolving credit facility, $684,000 relating to our related party term loan, $28.7 million relating to our term loan with a consortium of banks and $876,000 relating to our capital lease obligations. The calculation of interest related to our revolving credit facility and capital lease obligations assumes that a weighted average rate of 2.3% and 2.7%, respectively, as of March 31, 2011 will remain at the same interest level over the next five years. We expect that the interest rate will vary over time based upon fluctuations in the underlying indexes upon which this interest rate is based. The interest relating to our related party term loan and term loan payable was based on interest rate as of March 31, 2011 of 2.7% and 3.3%, respectively, over the above periods.

Our revolving credit facility provides for a maximum total commitment amount of up to $330.0 million in revolving line of credit. Loans under the revolving credit facility bear interest at variable rates based on the Eurodollar rate or a Base Rate as defined in our amended agreement, plus a margin that adjusts depending on a certain financial criterion. In addition, there is a commitment fee on the unused amount of the total commitment which is payable quarterly in arrears. The revolving credit facility provides that swing line loans (up to $10.0 million in the aggregate) and standby letters of credit (up to $15.0 million in the aggregate) will be available to us. These credit commitments are part of, and not in addition to, the total commitment of $330.0 million under our revolving credit facility. The revolving credit facility will expire on September 25, 2014.

Our term loan agreement with a consortium of banks allows us to borrow up to $300.0 million, subject to certain borrowing conditions, which amount is secured by certain assets of a wholly owned subsidiary.  We initially borrowed $185.0 million under the agreement and have until September 2011 to utilize the remaining $115.0 million of the loan facility. The initial term loan agreement was an amortizing facility with a term of six years and with quarterly payments of principal of $6.0 million each (e.g., 2.0% of the aggregate commitment).  Any unpaid principal will be due on December 20, 2016.  The applicable interest rate is equal to LIBOR plus 3% per annum for Eurodollar loans, and Base Rate plus 2.0% for base rate loans.  The Base Rate is defined as the highest of (i) the federal funds rate plus 1/2 of 1.0%, (ii) the prime rate (as published in The Wall Street Journal), and (iii) the Eurodollar rate (for one month loans) plus 1.0%. This term loan agreement was subsequently amended on March 11, 2011 to reduce our quarterly payments to $3.7 million.  See Note 6(b)(i) to our consolidated financial statements included in this filing for details. As of March 31, 2011, the loan had a balance of $181.3 million and interest rate of 3.3%.

index

Off-Balance Sheet Arrangements

As of March 31, 2011, we had no off-balance sheet arrangements or obligations other than noted below. An off-balance sheet arrangement includes any contractual obligation, agreement or transaction arrangement involving an unconsolidated entity under which we would have: (1) retained a contingent interest in transferred assets; (2) an obligation under derivative instruments classified as equity; (3) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing, hedging or research and development services with us; or (4) made guarantees.

We transferred ownership of dry van containers to Japanese container funds which were established by Japan Investment Adviser Co., Ltd. (JIA) and CAIJ. CAIJ is an 80%-owned subsidiary of CAI with the remaining 20% owned by JIA. JIA is owned and controlled by a Managing Director of CAIJ. Prior to the purchase of containers from us, the purchasing entities had received contributions from unrelated Japanese investors, under separate Japanese investment agreements allowed under Japanese commercial laws. The contributions were used to purchase container equipment from us. Under the terms of the agreement, the CAI related Japanese entities will manage each of the investments but may outsource the whole or part of each operation to a third party. Pursuant to its services agreements with investors, the purchasing Japanese entities have outsourced the general management of the investment’s operations to CAIJ. The Japanese entities have also entered into container management service agreements whereby we will manage the leasing of equipment that we transferred to the investors. The profit or loss from each investment will substantially belong to each respective investor, except with respect to two Japanese funds where the terms of the transaction provide us with an option to purchase the containers at a fixed price. If we decide to exercise our purchase options on the two Japanese funds and resell the containers to a third party, then we would realize the profit from the sale. (See Notes 3 and 11 to our consolidated financial statements).

Critical Accounting Policies and Estimates

During the three months ended March 31, 2011, we completed our review of historical disposal experience relating to our fleet of standard dry van equipment and refrigerated container equipment and decided to increase the estimated residual values used in our equipment depreciation calculations effective January 1, 2011.   The following table shows the current and prior residual values that we adopted by the Company for each type of equipment:

	Current Residual Value Estimate After Change	Prior Residual Value Estimate

20 Foot standard dry van	$950	$850

40 Foot standard dry van	$1,150	$950

40 Foot high cube dry van	$1,300	$1,000

40 Foot high cube refrigerated container	$3,000	15% of original equipment cost at the end of 15 years

In addition to the change in residual value, we adopted a depreciable life of 12 years for refrigerated containers. There is no change in the depreciable life of 12.5 years for standard containers. There is no change in the residual value and depreciable life for all other types of container equipment. The above change in residual values reduced our depreciation expense and increased our pre-tax income by approximately $717,000, increased net income by approximately $599,000 and increased diluted earnings per share by $0.03 for the three months ended March 31, 2011.

There have been no other changes to our accounting policies during the quarter ended March 31, 2011. See Notes 2(a) through 2(n) to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 16, 2011.

Recent Accounting Pronouncements

The most recent accounting pronouncements that are relevant to our business are described in Note 2(b) to unaudited consolidated financial statements included in this filing.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in foreign exchange rates and interest rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Foreign Exchange Rate Risk. Although we have significant foreign-based operations, the U.S. dollar is our primary operating currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. We had equipment sales in British Pound Sterling and Euros and incurred overhead costs in foreign currencies, primarily in British Pound Sterling and Euros. Consent has significant amounts of revenue as well as expenses denominated in Euros. During the three months ended March 31, 2011, the U.S. dollar has decreased in value in relation to other major foreign currencies (such as the Euro and British Pound Sterling). The decrease in the U.S. dollar has increased our revenues and expenses denominated in foreign currencies. The decrease in the value of the U.S. dollar relative to foreign currencies will also result in U.S. dollar denominated liabilities held at some of our foreign subsidiaries to decrease in value relative to the foreign subsidiaries’ local currencies. For three months ended March 31, 2011, we recognized a loss on foreign exchange of $60,000.

index

Interest Rate Risk. The nature of our business exposes us to market risk arising from changes in interest rates to which our variable-rate debt is linked. As of March 31, 2011, the principal amount of debt outstanding under the variable-rate arrangement of our revolving credit facility was $121.1 million. In addition, the capital lease obligations we assumed in conjunction with the acquisition of Consent had a balance of $14.2 million as of March 31, 2011 and have variable interest rates. On August 20, 2009, we signed a five-year term loan agreement with Development Bank of Japan, which at that time owned approximately 9.4% our outstanding common stock. The loan bears a variable interest rate and had a balance of $8.8 million as of March 31, 2011. On December 20, 2010, we entered into a term loan agreement with a consortium of banks. Under this loan agreement, we are eligible to borrow up to $296.3 million (after a principal payment of $3.7 million in March 2011) at a variable interest rate. The loan had a balance of $181.3 million as of March 31, 2011.  A 1.0% increase or decrease in underlying interest rates for these obligations will increase or decrease interest expense by approximately $3.3 million annually assuming debt remains constant at March 31, 2011 levels.

Credit Risk

We maintain detailed credit records about the container lessees for our total fleet. Our credit policy sets different maximum exposure limits for our container lessees. Credit criteria may include, but are not limited to, container lessee trade route, country, social and political climate, assessments of net worth, asset ownership, bank and trade credit references, credit bureau reports, including those from Dynamar, operational history and financial strength. We monitor container lessees’ performance and lease exposures on an ongoing basis, and our credit management processes are aided by the long payment experience we have with most of the container lessees for our total fleet and our broad network of long-standing relationships in the shipping industry that provide current information about the container lessees for our total fleet. In managing this risk we also make an allowance for doubtful accounts. The allowance for doubtful accounts is developed based on two key components: (1) specific reserves for receivables where management believes full collection is doubtful; and (2) reserve for estimated losses inherent in the aged receivables portfolio. The non-specific portion of the reserve is estimated by applying percentages ranging from 1.0% on accounts that are one to thirty days overdue, to 100% on accounts that are one year overdue. An allowance of $1.3 million has been established against certain receivables as of March 31, 2011 compared to $2.2 million as of December 31, 2010.  The decrease of approximately $900,000 was primarily due to the collection of past due and current billings from a certain customer for which $860,000 had been placed in reserves as of December 31, 2010.  We wrote off $6,000 of accounts receivables during three months ended March 31, 2011.

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

Management Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15, of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, our President and Chief Executive Officer and our Interim Chief Financial Officer concluded that as of March 31, 2011 our disclosure controls and procedures were effective with respect to controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and are accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

index

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Before making an investment decision, investors should carefully consider the risks described in the “Risk Factors” in Part 1: Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 16, 2011. The risks described in the aforementioned filing are not the only ones facing our company. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations. Any of these risks could adversely affect our business, cash flows, financial condition and results of operations. The trading price of our common stock could fluctuate due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form10-Q. There have been no material changes in our risk factors from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

index

ITEM 6.	EXHIBITS.

3.1
Amended and Restated Certificate of Incorporation of CAI International, Inc. (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1, as amended, File No. 333-140496, filed on April 24, 2007).

3.2	Amended and Restated Bylaws of CAI International, Inc. (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, dated March 10, 2009).

10.1*	Amended and Restated Employment Agreement dated April 29, 2011 by and between Victor Garcia and CAI International, Inc.

10.2*	Employment letter dated April 13, 2011 by and between Timothy Page and CAI International, Inc.

10.3*	Continuing Services Agreement dated April 29, 2011 by and between Masaaki Nishibori and CAI International, Inc.

31.1	Certification of Chief Executive Officer furnished pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer furnished pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Interim Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    * Management contract or compensatory plan.

index

CAI INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAI International, Inc. (Registrant)

May 6, 2011	/s/ MASAAKI (JOHN) NISHIBORI
Masaaki (John) Nishibori
President and Chief Executive Officer
(Principal Executive Officer)

May 6, 2011	/s/ GARY M. SAWKA
Gary M. Sawka
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

index

EXHIBITS INDEX

3.1
Amended and Restated Certificate of Incorporation of CAI International, Inc. (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1, as amended, File No. 333-140496, filed on April 24, 2007).

3.2	Amended and Restated Bylaws of CAI International, Inc. (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, dated March 10, 2009).

10.1*	Amended and Restated Employment Agreement dated April 29, 2011 by and between Victor Garcia and CAI International, Inc.

10.2*	Employment letter dated April 13, 2011 by and between Timothy Page and CAI International, Inc.

10.3*	Continuing Services Agreement dated April 29, 2011 by and between Masaaki Nishibori and CAI International, Inc.

31.1	Certification of Chief Executive Officer furnished pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer furnished pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Interim Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      * Management contract or compensatory plan.