Form 10-Q
period 2011-06-30
CAI International, Inc.
filed 2011-08-02
CIK 1388430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common	July 29, 2011
Common Stock, $.0001 par value per share	19,295,359 shares

CAI INTERNATIONAL, INC.

Index

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and service development efforts. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words “may,” “might,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under “Risk Factors” below, as well as those identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on March 16, 2011, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Index

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CAI INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(UNAUDITED)

ASSETS	June 30, 2011	December 31, 2010

Cash	$11,064	$14,393
Accounts receivable (owned fleet), net of allowance for doubtful accounts of $1,143 and $2,182 at June 30, 2011 and December 31, 2010, respectively	19,975	20,874
Accounts receivable (managed fleet)	19,863	19,496
Current portion of direct finance leases	3,276	3,948
Prepaid expenses	6,472	6,645
Deferred tax assets	1,875	1,931
Other current assets	2,910	1,364
Total current assets	65,435	68,651
Container rental equipment, net of accumulated depreciation of $94,706 and $85,596 at June 30, 2011 and December 31, 2010, respectively	738,659	530,939
Net investment in direct finance leases	11,236	7,886
Furniture, fixtures and equipment, net of accumulated depreciation of $780 and $548 at June 30, 2011 and December 31, 2010, respectively	2,229	2,383
Intangible assets, net of accumulated amortization of $6,053 and $5,982 at June 30, 2011 and December 31, 2010 respectively	3,000	3,593
Total assets	$820,559	$613,452

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$2,327	$2,411
Accrued expenses and other current liabilities	5,231	5,408
Due to container investors	24,132	23,283
Unearned revenue	5,799	5,724
Current portion of term loans	15,600	24,800
Current portion of capital lease obligations	3,479	4,438
Rental equipment payable	72,094	88,097
Total current liabilities	128,662	154,161
Revolving credit facility	256,600	51,600
Term loans	170,600	169,200
Deferred income tax liability	30,882	30,226
Capital lease obligations	9,803	10,509
Income taxes payable	82	82
Total liabilities	596,629	415,778

Stockholders' equity:
Common stock: par value $.0001 per share; authorized 84,000,000 shares; issued and outstanding, 19,295,359 shares at June 30, 2011 and December 31, 2010	2	2
Additional paid-in capital	127,504	127,064
Accumulated other comprehensive loss	(780)	(2,510)
Retained earnings	78,719	55,043
Total CAI stockholders' equity	205,445	179,599
Non-controlling interest	18,485	18,075
Total stockholders' equity	223,930	197,674
Total liabilities and stockholders' equity	$820,559	$613,452

See accompanying notes to unaudited consolidated financial statements.

Index

CAI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Container rental revenue	$24,711	$13,974	$47,096	$26,318
Management fee revenue	3,275	2,536	6,790	4,717
Gain on sale of container portfolios	253	348	1,663	614
Finance lease income	520	505	952	907
Total revenue	28,759	17,363	56,501	32,556

Operating expenses:
Depreciation of container rental equipment	7,436	4,471	14,172	8,678
Amortization of intangible assets	343	341	686	695
Impairment of container rental equipment	5	11	10	28
Gain on disposition of used container equipment	(2,785)	(2,498)	(6,400)	(3,918)
Storage, handling and other expenses	1,360	1,763	2,455	3,954
Marketing, general and administrative expenses	5,517	5,527	10,119	10,476
(Gain) loss on foreign exchange	(37)	230	23	411
Total operating expenses	11,839	9,845	21,065	20,324

Operating income	16,920	7,518	35,436	12,232

Interest expense	3,529	963	6,503	1,820
Interest income	(1)	(88)	(4)	(120)
Net interest expense	3,528	875	6,499	1,700

Net income before income taxes and non-controlling interest	13,392	6,643	28,937	10,532

Income tax expense	2,301	967	4,851	1,807

Net income	11,091	5,676	24,086	8,725
Net income attributable to non-controlling interest	(211)	-	(410)	-
Net income attributable to CAI common stockholders	$10,880	$5,676	$23,676	$8,725
Net income per share attributable to CAI common stockholders:
Basic	$0.56	$0.32	$1.23	$0.49
Diluted	$0.55	$0.31	$1.20	$0.48
Weighted average shares outstanding:
Basic	19,295	17,910	19,295	17,908
Diluted	19,798	18,141	19,779	18,098

See accompanying notes to unaudited consolidated financial statements.

Index

           CAI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands)
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$24,086	$8,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,397	8,773
Amortization of debt issuance costs	621	256
Amortization of intangible assets	686	695
Impairment of container rental equipment	10	28
Stock-based compensation expense	572	536
(Gain) loss on foreign exchange	(95)	755
Gain on sale of container portfolios	(1,663)	(614)
Gain on disposition of used container equipment	(6,400)	(3,918)
Deferred income taxes	480	-
Restructuring charges	-	107
Bad debt (recovery) expense	(1,044)	427
Changes in other operating assets and liabilities:
Accounts receivable	2,031	(4,986)
Prepaid expenses and other assets	(1,306)	4,428
Accounts payable, accrued expenses and other current liabilities	(890)	(5,340)
Due to container investors	849	2,850
Unearned revenue	(7)	60
Net cash provided by operating activities	32,327	12,782
Cash flows from investing activities:
Purchase of containers	(261,258)	(40,260)
Net proceeds from sale of container portfolios	12,642	12,367
Net proceeds from disposition of used container equipment	15,627	17,112
Purchase of furniture, fixtures and equipment	(65)	(85)
Receipt of principal payments from direct financing leases	3,010	2,847
Net cash used in investing activities	(230,044)	(8,019)
Cash flows from financing activities:
Proceeds from bank debt	221,800	29,200
Principal payments on capital leases	(2,661)	(1,864)
Principal payments made on bank debt	(24,200)	(40,200)
Principal payments on related party term loan	(400)	(400)
Debt issuance costs	(456)	-
Stock issuance costs	(132)	-
Net cash provided by (used in) financing activities	193,951	(13,264)
Effect on cash of foreign currency translation	437	(593)
Net decrease in cash	(3,329)	(9,094)
Cash at beginning of the period	14,393	14,492
Cash at end of the period	$11,064	$5,398

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$3,353	$788
Interest	5,112	1,318
Supplemental disclosure of non-cash investing and financing activity:
Transfer of container rental equipment to direct finance lease	5,510	5,111
Transfer of container rental equipment off direct finance lease	-	1,237
Container equipment purchase funded by offset to accounts receivable	-	1,764

See accompanying notes to unaudited consolidated financial statements.

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) The Company and Nature of Operations

Organization

CAI International, Inc. (CAI or the Company) operates in the international intermodal marine cargo container leasing business. Within this single industry sector, the Company generates revenue from two reportable segments: container leasing and container management. The container leasing segment specializes primarily in the ownership and leasing of intermodal dry freight standard containers, while the container management segment manages containers for container investors. The Company leases its containers principally to international container shipping lines located throughout the world. The Company sells containers primarily to investor groups and provides management services to those investors in return for a management fee.

The Company’s common stock is traded on the New York Stock Exchange under the symbol “CAP”. The Company’s corporate headquarters are located in San Francisco, California.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the financial statements of the Company and its subsidiaries. All intercompany transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position as of June 30, 2011 and December 31, 2010, the Company's results of operations for the three and six months ended June 30, 2011 and 2010 and the Company’s cash flows for the six months ended June 30, 2011 and 2010. The results of operations and cash flows for the periods presented are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2011 or in any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 16, 2011.

(2) Accounting Policies and Recent Accounting Pronouncements

(a) Accounting Policies

During the three months ended March 31, 2011, the Company completed a review of historical disposal experience relating to its fleet of container equipment and concluded that the estimated residual values and depreciable lives used in its equipment depreciation calculations should be amended effective January 1, 2011. The following table shows the current and prior residual values and depreciable lives adopted by the Company for each type of equipment:

	Residual Value		Depreciable Life in Years
	Current	Prior	Current	Prior

20-ft. standard dry van	$950	$850	12.5	12.5
40-ft. standard dry van	$1,150	$950	12.5	12.5
40-ft. high cube dry van	$1,300	$1,000	12.5	12.5
40-ft. high cube refrigerated container	$3,000	15% of OEC*	12.0	15.0

* Original equipment cost

The above changes reduced the Company's depreciation expense and increased pre-tax income by approximately $0.7 million and $1.5 million, increased net income by approximately $0.6 million and $1.2 million, and  increased diluted earnings per share by $0.03 and $0.06 for the three and six months ended June 30, 2011, respectively.

There were no other changes to the Company’s accounting policies during the six months ended June 30, 2011. See Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 16, 2011.

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(b) Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued an update to the Accounting Standards Codification (ASC) relating to revenue recognition. The update eliminates the requirement that all undelivered elements in an arrangement with multiple deliverables have objective and reliable evidence of fair value before revenue can be recognized for items that have been delivered. The update also no longer allows use of the residual method when allocating consideration to deliverables. Instead, arrangement consideration is to be allocated to deliverables using the relative selling price method, applying a selling price hierarchy. Vendor specific objective evidence (VSOE) of selling price should be used if it exists. Otherwise, third party evidence (TPE) of selling price should be used. If neither VSOE nor TPE is available, the company’s best estimate of selling price should be used. The update requires expanded qualitative and quantitative disclosures. The Company adopted the provisions of the update on January 1, 2011. Adoption of the update did not have a material effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active markets for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll-forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  The guidance related to new disclosures was effective for the Company’s first quarter of 2010.  The guidance related to the roll-forward of Level 3 assets and liabilities was effective for the Company’s first quarter of 2011. Adoption of the guidance did not have a material effect on the Company’s consolidated financial statements.  In May 2011, the FASB issued further guidance associated with fair value measurement and disclosure. Most of the changes are clarifications of existing guidance and wording changes to align with International Financial Reporting Standards. The guidance is effective for interim and annual periods beginning after December 15, 2011 and its adoption is not expected to have an impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued a pronouncement to increase the prominence of other comprehensive income in financial statements. Under this pronouncement, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The option to present other comprehensive income in the statement of changes in equity has been eliminated. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company will adopt the guidance in the first quarter of 2012.

(3) Consolidation of Variable Interest Entities as a Non-Controlling Interest

            The Company regularly performs a review of the container funds that it manages for investors to determine whether a fund is a variable interest entity (VIE) and whether the Company has a variable interest that provides it with a controlling financial interest and is the primary beneficiary of the VIE in accordance with ASC 810, Consolidation. If the fund is determined to be a VIE, a further analysis is performed to determine if the Company has a variable interest in, and is a primary beneficiary of, the VIE and meets both of the following criteria under Paragraph 14A of ASC 810:

●	it has power to direct the activities of a VIE that most significantly impact the entity’s economic performance; and

●	it has the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

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

Included among the funds that the Company manages are several Japanese container funds that were established by a related party under separate investment agreements allowed under Japanese commercial laws (see Note 11). Each of the funds is financed by unrelated Japanese third party investors. The container funds under management are considered VIEs because as manager of the funds, the Company has the power to direct the activities that most significantly impact the entity’s economic performance such as leasing and managing the containers owned by the funds. With the exception of two specific Japanese funds established in September 2010, the fees earned for arranging, managing and establishing the funds are not significant to the expected returns of the funds so the Company does not have a variable interest in the funds. The rights to receive benefits and obligations to absorb losses that could potentially be significant to the funds belong to the third party investors, so the Company concluded that it is not the primary beneficiary of the funds. With the exception of the sale of containers to the two Japanese funds established in September 2010, the Company recognized gains on sale of containers to the unconsolidated VIEs as sales in the ordinary course of the business. For the three and six months ended June 30, 2011, the Company sold $4.3 million and $12.6 million, respectively, of container portfolios to the Japanese VIEs and recognized gains of $0.3 million and $1.7 million, respectively. For the three and six months ended June 30, 2010, the Company sold $7.1 million and $12.4 million of containers, respectively, and recognized gains of $0.3 million and $0.6 million, respectively.

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In September 2010, the Company transferred approximately $16.0 million of containers to two specific Japanese funds that are considered VIEs. The terms of the transaction included options for the Company to purchase the containers from the funds at a fixed price. As a result of the residual interest resulting from the fixed price call option, the Company concluded that it may absorb a significant amount of the variability associated with the funds’ anticipated economic performance so the Company has a variable interest in the funds. As the Company has the power to direct the activities that most significantly impact the economic performance of the VIEs and the variable interest provides the Company with the right to receive benefits from the entity that could potentially be significant to the funds, the Company determined that it is the primary beneficiary of these two specific VIEs and included the  VIEs' assets and liabilities as of June 30, 2011 and December 31, 2010 and the results of the VIEs' operations and cash flows for the three and six months ended June 30, 2011 in the Company’s consolidated financial statements.

The containers transferred to the two consolidated Japanese VIEs had a net book value of $14.8 million as of June 30, 2011. The container equipment along with $1.1 million of cash held by these container funds and $1.7 million of net investment in direct finance leases, have been included on the Company’s consolidated balance sheet with the offsetting equity related to the funds presented separately as non-controlling interest of $18.5 million in the equity section of the Company’s consolidated balance sheet as of June 30, 2011. No gain or loss was recognized upon the initial consolidation of the VIEs in September 2010. The net income of $0.2 million and $0.4 million for the three and six months ended June 30, 2011, respectively, attributable to the two Japanese funds is presented as net income attributable to non-controlling interest and was deducted from the Company’s consolidated statements of income for the three and six months ended June 30, 2011.

(4) Net Investment in Direct Finance Leases

            The following table represents the components of the Company’s net investment in direct finance leases (in thousands):

	June 30, 2011	December 31, 2010
Gross finance lease receivables (1)	$19,851	$15,290
Allowance on gross finance lease receivables (2)	—	—
Gross finance lease receivables, net of allowance	19,851	15,290
Unearned income (3)	(5,339)	(3,456)
Net investment in finance leases	$14,512	$11,834

(1)
At the inception of the lease, the Company records the total minimum lease payments, executory costs, if any, and unguaranteed residual value as gross finance lease receivables. The gross finance lease receivable is reduced as customer payments are received.  Approximately $6.0 million and $4.0 million of unguaranteed residual value at June 30, 2011 and December 31, 2010, respectively, were included in gross finance lease receivables. There were no executory costs included in gross finance lease receivables as of June 30, 2011 and December 31, 2010.

(2)
The Company evaluates potential losses in its finance lease portfolio by regularly reviewing the specific receivables in the portfolio and analyzing historical loss experience. For the period 2004 through  June 30, 2011, the Company's loss experience on its gross finance lease receivables, after considering equipment recoveries, was less than 2.0%.

(3)
The difference between the gross finance lease receivable and the cost of the equipment or carrying amount at the lease inception is recorded as unearned income. Unearned income together with initial direct costs, are amortized to income over the lease term so as to produce a constant periodic rate of return. There were no unamortized initial direct costs as of June 30, 2011 and December 31, 2010.

In order to estimate the allowance for losses contained in the gross finance lease receivables, the Company reviews the credit worthiness of its customers on an ongoing basis. The review includes monitoring credit quality indicators, the aging of customer receivables and general economic conditions.

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

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Based on the above categories, the Company's gross finance lease receivables as of June 30, 2011, are as follows (in thousands):

Tier 1	$6,938
Tier 2	12,913
Tier 3	—
$19,851

Contractual maturities of the Company's gross finance lease receivables subsequent to June 30, 2011 are as follows (in thousands):

2011	$5,080
2012	4,090
2013	1,998
2014	5,926
2015	1,759
2016 and thereafter	998
$19,851

(5) Intangible Assets

The Company amortizes intangible assets on a straight line basis over their estimated useful lives as follows:

Trademarks	1-10 years
Contracts - third party	7 years
Contracts - owned equipment	5-7 years

Total amortization expense was $0.3 million for the three months ended June 30, 2011 and 2010, and $0.7 million for the six months ended June 30, 2011 and 2010. Intangible assets as of June 30, 2011 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$1,282	$(642)	$640
Contracts - third party	3,650	(2,477)	1,173
Contracts - owned equipment	4,121	(2,934)	1,187
Intangible assets	$9,053	$(6,053)	$3,000

(6) Revolving Credit Facility, Term Loans and Capital Lease Obligations

(a) Revolving Credit Facility

The Company has a revolving line of credit agreement with a consortium of banks to finance the acquisition of assets and for general working capital purposes. This agreement was amended on May 27, 2008, August 20, 2010 and June 27, 2011.  As of June 30, 2011, the maximum credit commitment under the revolving line of credit was $330.0 million.

The Company’s revolving credit facility may be increased under certain conditions described in the agreement governing the facility. In addition, there is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to the Company. These credit commitments are part of, and not in addition to, the total commitment provided under the agreement. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the revolving credit facility.  As of June 30, 2011, the interest rate under the amended agreement was approximately 2.5%. The agreement governing the Company’s revolving credit facility also contains various financial and other covenants. It also includes certain restrictions on the Company’s ability to incur other indebtedness or pay dividends to stockholders. As of June 30, 2011, the Company was in compliance with the terms of the revolving credit facility.

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On June 27, 2011, the Company entered into an agreement with the banks to amend its revolving credit facility to provide it with greater flexibility in regards to its capital structure. The amendments include revising certain financial covenants, reducing the borrowing base and adding the ability for the Company to form subsidiary entities that will be structured in a manner which will provide the Company with the ability to access public debt markets through the use of asset-backed securities that are collateralized by the Company’s assets.

As of June 30, 2011, the outstanding balance under the Company’s revolving credit facility was $256.6 million. As of June 30, 2011, the Company had $73.3 million in availability under the revolving credit facility (net of $0.1 million in letters of credit) subject to the Company’s ability to meet the collateral requirements under the agreement governing the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default. The agreement under the Company’s revolving credit facility will terminate on September 25, 2014.

On July 15, 2011, the Company drew down an additional $95.0 million under the existing terms of its term loan facility (see paragraph (b)(i) below).  The Company used these proceeds to reduce the outstanding balance under its revolving credit facility.

The Company’s revolving credit facility, including any amounts drawn on the facility, is secured by substantially all of the assets of the Company (not otherwise used as security for its other credit facilities) including the containers owned by the Company, the underlying leases thereon and the Company’s interest in any money received under such contracts.

(b) Term Loans

Term loans consist of the following:

(i) Bank Term Loan. On December 20, 2010, the Company entered into a Term Loan Agreement with a consortium of banks. Under this loan agreement, the Company was initially eligible to borrow up to $300.0 million, subject to certain borrowing conditions, which amount is secured by certain assets of the Company’s wholly owned foreign subsidiaries.  The Company initially borrowed $185.0 million under the agreement and had until September 2011 to utilize the remaining $115.0 million of the loan facility. The loan agreement is an amortizing facility with a term of six years, with quarterly payments of principal of $6.0 million each (i.e. 2.0% of the aggregate commitment).  Any unpaid principal will be due on December 20, 2016.  The applicable interest rate is equal to LIBOR plus 3.0% per annum for Eurodollar loans, and Base Rate plus 2.0% for base rate loans.  The Base Rate is defined as the highest of (i) the federal funds rate plus 1/2 of 1.0%, (ii) the prime rate (as published in The Wall Street Journal), and (iii) the Eurodollar rate (for three-month loans) plus 1.0%. The proceeds from the initial borrowing were used to pay part of the Company’s revolving credit facility.

On March 11, 2011 the Company entered into an Amendment to the Term Loan Agreement that reduced the quarterly payments of principal for the $185.0 million initially borrowed to $3.7 million each (i.e. 2.0% of the drawn amount) for the first 23 quarterly payment dates with a final payment of $99.9 million (54.0% of the drawn amount) due on December 20, 2016.   The Company is entitled to draw down the remaining $115.0 million commitment in up to three additional drawdowns through September 2011.  The quarterly payments of principal on these drawdowns (each determined separately) will be determined for each Principal Payment Date (other than the Maturity Date), as an amount equal to the product of (x) the quotient obtained by dividing 46.0% by the number of remaining scheduled Principal Payment Dates, as of the Drawdown Date of such Term Loan and (y) the initial Principal Balance of such Term Loan, with a final payment due on December 20, 2016 of 54.0% of the initial Principal Balance of such Term Loan. As of June 30, 2011, the loan had a balance of $177.6 million and interest rate of 3.2%. The loan agreement contains various financial and other covenants. As of June 30, 2011, the Company was in compliance with all the covenants under the loan agreement.

 On July 15, 2011, the Company drew down an additional $95.0 million under the existing terms of its term loan facility, and used these proceeds to reduce the outstanding balance under its revolving credit facility.

The Company's term loan with a consortium of banks, related party term loan and capital lease obligations are secured by a specific pool of containers owned by the Company, the underlying leases thereon and the Company’s interest in any money received under such contracts.

(ii) Related Party Term Loan.  On August 20, 2009, the Company signed a $10.0 million five-year loan agreement with the Development Bank of Japan (DBJ). As of the date of closing of the loan agreement, DBJ owned approximately 9.4% of the Company’s outstanding common stock. The loan is payable in 19 quarterly installments of $0.2 million starting October 31, 2009 and a final payment of $6.2 million on July 31, 2014. The loan bears a variable interest rate based on BBA LIBOR and is secured by container rental equipment owned by the Company. The loan had a balance of $8.6 million and an interest rate of 2.7% as of June 30, 2011. The agreement governing the Company’s term loan contains various financial and other covenants. As of June 30, 2011, the Company was in compliance with all the covenants under the loan agreement. In December 2010, DBJ sold 753,000 shares of the Company’s stock, thereby reducing its equity interest to 4.9% of the Company’s total outstanding shares of common stock as of June 30, 2011.

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(c) Capital Lease Obligations

As of June 30, 2011, the Company had capital lease obligations of $13.3 million. The underlying obligations are denominated in U.S. Dollars and Euros at floating interest rates averaging 3.2% as of June 30, 2011 and with maturity dates between April 2012 and March 2020. The liability under each lease is secured by the underlying leased equipment.

(7) Stock–Based Compensation Plan

(a) Stock Options

The following table summarizes the activity in the Company’s stock option plan for the six-month periods ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011		2010
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at January 1	972,680	$10.32	930,180	$10.16
Options granted - officers and employees	180,000	$24.82	—	—
Options granted - directors	40,000	$21.62	30,000	$13.48

Options outstanding at June 30	1,192,680	$12.89	960,180	$10.26
Options exercisable	735,180	$11.69	503,264	$12.35
Weighted average remaining term	7.6 years		8.0 years

Stock options granted to officers and employees have a vesting period of four years from grant date, with 25% vesting after one year, and 1/48th vesting each month thereafter until fully vested. Stock options granted to independent directors vest in one year. The estimated fair value of stock options granted to officers and employees during the six months ended June 30, 2011 was approximately $2.2 million or $12.44 per share. No stock options were granted to officers and employees during the six months ended June 30, 2010. The options granted to the independent directors during the six months ended June 30, 2011 and 2010 were valued at approximately $0.4 million or $10.22 per share and $0.1 million or $4.62 per share, respectively.

The fair value of the stock options granted to the Company’s officers and independent directors was estimated using the Black-Scholes-Merton pricing model using the following weighted average assumption :

	Six Months Ended June 30,
	2011	2010
Stock price	$24.24	$13.48
Exercise price	$24.24	$13.48
Expected term:
Officers and employees	6.25 years	-
Directors	5.5 years	5.5 years
Expected volatility:
Officers and employees	50.2%	-
Directors	50.8%	37.2%
Dividend yield	0%	0%
Risk free rate	1.89%	1.98%

As the Company has insufficient historical data, the expected option term is calculated using the simplified method in accordance with SEC guidance. In the absence of sufficient historical data, 50% of the assumed volatility factor used in the calculation was derived from the average volatility of common shares for similar companies over a period approximating the expected term of the options. The remaining 50% of the assumed volatility factor was derived from the average volatility of the Company’s common shares since their initial public offering in 2007.  The volatility factor for stock options granted prior to the second quarter of 2011 was based 100% on the average volatility of common shares for similar companies. The risk-free rate is based on daily U.S. Treasury yield curve with a term approximating the expected term of the option. No forfeiture was estimated on all options granted during the six months ended June 30, 2011 as management believes that none of the grantees will resign within the option vesting period.

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company recorded stock-based compensation expense of $0.3 million relating to stock options for the three months ended June 30, 2011 and 2010, and $0.6 million and $0.5 million for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, the remaining unamortized stock-based compensation cost relating to stock options granted to the Company’s executive officers and management employees was approximately $2.6 million which is to be recognized over the remaining weighted average vesting period of approximately 2.8 years. Unamortized stock-based compensation cost relating to independent directors’ options as of June 30, 2011 was approximately $0.4 million which is to be recognized over a remaining weighted average vesting period of approximately 9 months. The aggregate intrinsic value of all options outstanding as of June 30, 2011 was $10.1 million based on the closing price of the Company’s common stock of $20.66 per share.

(b) Restricted Stock Grant

The Company granted certain employees approximately 39,000 shares of restricted common stock in 2007 with a three-year vesting period. Approximately 4,000 shares of restricted stock were forfeited while the remaining 35,000 shares were fully vested in May and July 2010. No additional shares of restricted common stock have been granted since July 2007.

Stock compensation expense relating to restricted stocks for the three and six months ended June 30, 2011 was zero. Stock compensation expense relating to restricted stock for the three and six months ended June 30, 2010 was less than $0.1 million.

Compensation expense relating to stock options and restricted stock is recorded as a component of marketing, general and administrative expense in the Company’s consolidated statements of income.

(8) Income Taxes

The consolidated income tax expense for the three and six months ended June 30, 2011 and 2010 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2011 and 2010, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes and the effect of certain permanent differences.

The Company’s effective tax rates for the three and six months ended June 30, 2011 were 17.2% and 16.8%, respectively, compared to 14.6% and 17.2% for the three and six months ended June 30, 2010, respectively. Movements in the effective tax rates are due primarily to changes in the proportion of the Company’s U.S. and overseas earnings.

The Company recognizes in the financial statements a liability for tax uncertainty if it is more likely than not that the position will be sustained on audit, based on the technical merits of the position. As of June 30, 2011, the Company had unrecognized tax benefits of $0.1 million, which if recognized, would reduce the Company’s effective tax rate. Total accrued interest relating to unrecognized tax benefits was less than $0.1 million as of June 30, 2011. The Company does not believe the total amount of unrecognized tax benefits as of June 30, 2011 will increase or decrease significantly for the remainder of 2011.

The Company’s 2005 and 2006 income tax returns for the state of California are currently under examination by the state’s taxing authority.

(9) Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s capital lease obligations of $13.3 million as of June 30, 2011 were estimated to have a fair value of approximately $12.7 million, based on the fair value of the estimated future payments calculated using the prevailing interest rates. Management believes that the balances of the Company’s revolving credit facility of $256.6 million, term loans totaling $186.2 million and net investment in direct finance leases of $14.5 million approximate their fair values as of June 30, 2011.

(10) Commitments and Contingencies

In addition to its debt obligations described in Note 6 above, the Company has commitments to purchase approximately $49.1 million of container equipment as of June 30, 2011. The Company also utilizes certain office facilities and equipment under long-term non-cancellable operating lease agreements with total future minimum lease payments of approximately $6.5 million as of June 30, 2011.

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(11) Related Party Transactions

The Company has transferred legal ownership of certain containers to Japanese container funds which were established by Japan Investment Adviser Co., Ltd. (JIA) and CAIJ. CAIJ is an 80%-owned subsidiary of CAI with the remaining 20% owned by JIA. JIA is owned and controlled by a Managing Director of CAIJ.  Prior to the transfer of containers from the Company, the container funds received contributions from unrelated Japanese investors, under separate Japanese investment agreements allowed under Japanese commercial laws. The contributions were used to purchase container equipment from the Company. Under the terms of the agreements, the CAI-related Japanese entities manage each of the investments but may outsource the whole or part of each operation to a third party. Pursuant to its services agreement with investors, the Japanese container funds have outsourced the general management of their operations to CAIJ. The Japanese container funds have also entered into equipment management service agreements whereby the Company manages the leasing activity of containers owned by the Japanese container funds.

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

The sale of containers to the CAI-related unconsolidated Japanese VIEs has been recorded by the Company as a sale in the ordinary course of the business.

As described in Note 3, the Company has included in its consolidated financial statements, the assets and liabilities, results of operations and cash flows of two specific Japanese container funds that it manages, in accordance with ASC 810.

On August 20, 2009, the Company signed a $10.0 million five-year loan agreement with the Development Bank of Japan (DBJ).  As of the date of closing of the loan agreement, DBJ owned approximately 9.4% of the Company’s outstanding common stock. See Note 6(b)(ii).

(12) Comprehensive Income

The following table provides a reconciliation of the Company’s net income attributable to CAI commom stockholders to comprehensive income attributable to CAI common stockholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income attributable to CAI common stockholders	$10,880	$5,676	$23,676	$8,725
Other comprehensive income:
Foreign currency translation adjustments	460	(1,618)	1,730	(2,804)

Comprehensive income attributable to CAI common stockholders	$11,340	$4,058	$25,406	$5,921

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

With the exception of amortization of intangible assets and marketing, general and administrative expenses (MG&A), operating expenses are directly attributable to the container leasing segment. Amortization of intangible assets relating to owned and third party contracts is charged directly to the container leasing segment and container management segment, respectively. The amortization of remaining intangible assets relating to the trademark is allocated to the segments based on their average twenty-foot equivalent units (TEUs) of containers during the year.

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the year ended December 31, 2010, the Company refined its methodology for allocating MG&A expense to each segment based on a study which analyzed the departmental composition of MG&A expense. The expense allocation was based on either revenue or TEUs in each segment, depending on the function of the department which incurred the expense, after directly assigning MG&A expense relating to Consent and CAIJ subsidiaries to the container leasing and container management segments, respectively. Management believes that this allocation method results in a more representative distribution of MG&A expense between the two segments.  The Company applied this allocation method to MG&A expenses for the three and six months ended June 30, 2011 and adjusted the MG&A expense included in each segment’s operating expense previously reported for the same three and six month periods in 2010.  Prior to the adoption of this method, the Company had been allocating MG&A expense to each segment based solely on the ratio of owned and managed TEUs to its total fleet of TEUs after directly assigning MG&A expense relating to Consent to the container leasing segment.

The Company does not allocate interest income and income tax expense/benefit to its segments.

Total assets of the container management segment consist of managed accounts receivable, the net carrying value of the intangible asset relating to third party contracts and a portion of the intangible asset relating to trademarks (determined based on the percentage of average TEUs of managed containers to total average TEUs). The remaining balance of total assets is allocated to the container leasing business.

The following tables show condensed segment information for the Company’s container leasing and container management segments for the three and six months ended June 30, 2011 and 2010, reconciled to the Company’s net income before income taxes and non-controlling interest as shown in its consolidated statements of income for such periods (in thousands):

	Three Months Ended June 30, 2011
	Container Leasing	Container Management	Unallocated	Total
Total revenue	$25,231	$3,528	$-	$28,759
Operating expenses	9,487	2,352	-	11,839
Operating income	15,744	1,176	-	16,920
Net interest expense	3,529	-	(1)	3,528
Net income before income taxes and non-controlling interest	$12,215	$1,176	$1	$13,392
Total assets	$799,188	$21,371	$-	$820,559

	Three Months Ended June 30, 2010
	Container Leasing	Container Management	Unallocated	Total
Total revenue	$14,479	$2,884	$-	$17,363
Operating expenses	8,279	1,566	-	9,845
Operating income	6,200	1,318	-	7,518
Net interest expense	963	-	(88)	875
Net income before income taxes and non-controlling interest	$5,237	$1,318	$88	$6,643
Total assets	$366,605	$23,177	$-	$389,782

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Six Months Ended June 30, 2011
	Container Leasing	Container Management	Unallocated	Total
Total revenue	$48,048	$8,453	$-	$56,501
Operating expenses	16,722	4,343	-	21,065
Operating income	31,326	4,110	-	35,436
Net interest expense	6,503	-	(4)	6,499
Net income before income taxes and non-controlling interest	$24,823	$4,110	$4	$28,937
Total assets	$799,188	$21,371	$-	$820,559

	Six Months Ended June 30, 2010
	Container Leasing	Container Management	Unallocated	Total
Total revenue	$27,225	$5,331	$-	$32,556
Operating expenses	17,333	2,991	-	20,324
Operating income	9,892	2,340	-	12,232
Net interest expense	1,820	-	(120)	1,700
Net income before income taxes and non-controlling interest	$8,072	$2,340	$120	$10,532
Total assets	$366,605	$23,177	$-	$389,782

Using an expense allocation methodology based solely on container fleet ownership, the Company had previously reported operating expenses for the container leasing segment of $6.4 million and $13.6 million, and pre-tax income of $7.1 million and $11.8 million for the three and six months ended June 30, 2010, respectively. The Company had previously reported operating expenses for the container management segment of $3.4 million and $6.7 million, and pre-tax losses of $0.5 million and $1.4 million for the three and six months ended June 30, 2010, respectively.

Geographic Data

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

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the reconciliation of basic and diluted net income per share for the three and six months ended June 30, 2011 and 2010 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income attributable to CAI common stockholders used in calculation of basic and diluted earnings per share	$10,880	$5,676	$23,676	$8,725

Denominator:
Weighted average shares used in the calculation of basic earnings per share	19,295	17,910	19,295	17,908
Effect of dilutive securities:
Stock options	503	231	483	190
Weighted average shares used in the calculation of diluted earnings per share	19,798	18,141	19,779	18,098

Net income per share attributable to CAI common stockholders:
Basic	$0.56	$0.32	$1.23	$0.49
Diluted	$0.55	$0.31	$1.20	$0.48

The calculation of diluted earnings per share for the three and six months ended June 30, 2011 excluded from the denominator 220,000 shares of stock options granted to officers and directors because their effect would have been anti-dilutive. The calculation of diluted earnings per share for the three and six months ended June 30, 2010 excluded from the denominator 480,180 shares of stock options granted to officers and directors because their effect would have been anti-dilutive.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFOPERATIONS

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

Overview

We are one of the world’s leading container leasing and management companies. We purchase new containers, lease them to container shipping lines and either retain them as part of our owned fleet or sell them to container investors for whom we then provide management services. In operating our fleet, we lease, re-lease and dispose of containers and contract for the repair, repositioning and storage of containers. As of June 30, 2011, our fleet comprised approximately 884,000 twenty-foot equivalent units (TEUs) of containers. The following table shows the composition of our fleet as of June 30, 2011 and 2010 and our average fleet utilization for the three and six months ended June 30, 2011 and 2010:

	As of June 30,
	2011	2010

Managed fleet in TEUs	468,598	512,836
Owned fleet in TEUs	415,260	263,632
Total	883,858	776,468

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Average fleet utilization for the period	97.9%	95.1%	97.9%	90.8%

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

We plan to increase both the number of owned containers as well as the number of managed containers in our fleet. During the six months ended June 30, 2011, we paid approximately $261.3 million to purchase additional containers. We plan to invest in new containers as the demand for shipping containers increases. We believe it is important to maintain a balance between the size of our owned fleet and our managed fleet in order to have multiple sources of revenue.

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The following table summarizes our operating results for the three months ended June 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended June 30,		Increase
	2011	2010	Amount	Percent

Total revenue	$28,759	$17,363	$11,396	65.6%
Operating expenses	11,839	9,845	1,994	20.3
Net income attributable to CAI common stockholders	10,880	5,676	5,204	91.7

Index

Total revenue of $28.8 million for the three months ended June 30, 2011 increased $11.4 million, or 65.6%, from $17.4 million for the three months ended June 30, 2010, due primarily to the increase in the number of owned containers on lease, higher utilization of owned and managed containers and higher per diem rates resulting in increased container rental revenue and management fee revenue.  Operating expenses of $11.8 million for the quarter ended June 30, 2011 was $2.0 million, or 20.3%, higher than the $9.8 million recorded during the three-month period in 2010, mainly as a result of an increase in depreciation expense, partly offset by the higher gain on sale of used container equipment, lower storage, handling and other expenses and a gain on foreign exchange in 2011 compared to a loss in 2010. The increase in revenue and reduction in operating expenses resulted in a $5.2 million, or 91.7%, increase in net income attributable to CAI common stockholders to $10.9 million for the three months ended June 30, 2011 compared to the same three-month period in 2010.

Revenue. The composition of our revenue is shown on our unaudited consolidated financial statements included in this filing. The following discussion explains the significant changes in the composition of our total revenue for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010:

Container Rental Revenue. Container rental revenue increased $10.7 million, or 76.8%, to $24.7 million for the three months ended June 30, 2011 from $14.0 million for the three months ended June 30, 2010. The increase was driven by the increase in the number of containers on lease, higher utilization of containers and higher average per diem rates for short-term and long-term leases.

Management Fee Revenue. Management fee revenue for the three months ended June 30, 2011 was $3.3 million, an increase of $0.7 million, or 29.1%, from $2.5 million for the three months ended June 30, 2010. The increase in managed container utilization and average per diem rates and lower expenses from container recovery costs, partially offset by a reduction in the size of the managed container fleet, resulted in higher profitability in most of our investors’ portfolios.

Gain on Sale of Container Portfolios. Gain on sale of container portfolios decreased $0.1 million to $0.3 million for the three months ended June 30, 2011, a 27.3% decrease from a gain of $0.4 million recorded for the three months ended June 30, 2010. The decrease was due primarily to the lower number of containers sold to investors.

Expenses.  The following discussion explains the significant changes in expenses for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010:

Depreciation of Container Rental Equipment. Depreciation of container rental equipment increased by $3.0 million, or 66.3%, to $7.4 million for the three months ended June 30, 2011, from $4.5 million for the three months ended June 30, 2010. This increase was primarily attributable to the 51% increase in average TEUs of owned containers, partly offset by the net impact of implementing higher residual values for our containers effective January 1, 2011. This change in residual values reduced depreciation expense and increased the Company’s pre-tax income by approximately $0.7 million, increased net income by approximately $0.6 million and increased diluted earnings per share by $0.03 for the three months ended June 30, 2011.  For the fleet owned at the beginning of the year, the increase in estimated residual values will result in a reduction of depreciation expense and an increase in pre-tax income of approximately $2.8 million in 2011 (or $0.12 of diluted earnings per share on an annual basis). We do not expect that the change in residual estimates will have a material effect on the reported gain on disposition of equipment over the next several years since the equipment estimated to be sold during the coming years has already been substantially depreciated.  See Note 2(a) to our unaudited consolidated financial statements included in this report.

Gain on Disposition of Used Container Equipment. Gain on disposition of used container equipment increased by $0.3 million, or 11.5%, to $2.8 million for the three months ended June 30, 2011, from $2.5 million for the three months ended June 30, 2010. We sold fewer containers this quarter compared to the same quarter last year but the profit margin on containers sold during the three months ended June 30, 2011 was significantly higher than those sold during the three months ended June 30, 2010.

Storage, Handling and Other Expenses. Storage, handling and other expenses decreased by $0.4 million, or 22.9%, to $1.4 million for the three months ended June 30, 2011, from $1.8 million for the three months ended June 30, 2010. The higher utilization of our owned containers has resulted in fewer containers in storage during the quarter resulting in lower handling, storage and other related charges.

(Gain) Loss on Foreign Exchange. We recorded a gain of less than $0.1 million on foreign exchange transactions for the three months ended June 30, 2011 compared to a loss of $0.2 million during the three months ended June 30, 2010. Gains and losses on foreign currency primarily occur when foreign denominated financial assets and liabilities are either settled or remeasured in U.S. dollars. The decrease in the value of the U.S. dollar relative to foreign currencies (primarily Euros and British Pound Sterling) resulted in U.S. dollar denominated liabilities held at some of our foreign subsidiaries to decrease in value relative to the foreign subsidiaries local currencies.

Net Interest Expense. Net interest expense of $3.5 million for the three months ended June 30, 2011 increased by $2.6 million, or 303.2%, from $0.9 million incurred during the three months ended June 30, 2010. The increase in net interest expense was due primarily to an increase in the average principal balance of our debts.

Index

Income Tax Expense. Income tax expense for the three months ended June 30, 2011 was $2.3 million, a $1.3 million, or 138.0%, increase from $1.0 million for the three months ended June 30, 2010. The increase was due primarily to a 101.6% higher pre-tax income and a slightly higher effective tax rate. Our effective tax rate for the quarter ended June 30, 2011 was 17.2% compared to 14.6% for the same quarter in 2010. The increase in effective tax rate for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 resulted primarily from an increase in U.S. earnings taxed at a higher rate than earnings derived from our foreign subsidiaries.

Segment Information

During the year ended December 31, 2010, we refined our methodology for allocating marketing, general and administrative (MG&A) expense to each segment based on a study which analyzed the departmental composition of MG&A expense. The expense allocation was based on either revenue or TEUs of containers in each segment, depending on the function of the department which incurred the expense, after directly assigning MG&A expense relating to Consent and CAIJ subsidiaries to the container leasing and container management segments, respectively. Management believes that this allocation method results in a more representative distribution of MG&A expense between the two segments. We applied this allocation method to MG&A expenses for the three and six months ended June 30, 2011 and adjusted the MG&A expense included in each segment’s operating expense previously reported for the same three and six month periods in 2010.  Prior to the adoption of this method, we had been allocating MG&A expense to each segment based solely on the ratio of owned and managed TEUs to the total fleet of TEUs after directly assigning MG&A expense relating to Consent to the container leasing segment.

The following table summarizes our results of operations for each of our business segments for the three months ended June 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2011	2010	Amount	Percent Change

Container Leasing
Total revenue	$25,231	$14,479	$10,752	74.3%
Operating expenses	9,487	8,279	1,208	14.6
Interest expense	3,529	963	2,566	266.5
Income before taxes attributable to segment	$12,215	$5,237	$6,978	133.2
Container Management
Total revenue	$3,528	$2,884	$644	22.3%
Operating expenses	2,352	1,566	786	50.2
Income before taxes attributable to segment	$1,176	$1,318	$(142)	(10.8)

Container Leasing. Total revenue from our container leasing segment increased $10.8 million, or 74.3%, to $25.2 million for the three months ended June 30, 2011 from $14.5 million during the three months ended June 30, 2010. The increase was primarily due to an increase in the number of containers on lease, higher average utilization and an increase in the average per diem rates on both short term and long term leases.

Total operating expenses for the container leasing segment for the three months ended June 30, 2011 increased $1.2 million, or 14.6%, to $9.5 million, from $8.3 million for the three months ended June 30, 2010. The increase was attributable to higher depreciation expense, partly offset by the higher gain on sale of used container equipment, decrease in storage, handling and other container related expenses and gain on foreign exchange this year compared to a loss during the three months ended June 30, 2010.

 Interest expense for the three months ended June 30, 2011 increased $2.6 million, or 266.5%, to $3.5 million compared to $1.0 million for the three months ended June 30, 2010. The increase in interest expense was primarily due to the increase in our average debt balance.

Container Management. Total revenue of $3.5 million from our container management segment for the three months ended June 30, 2011 was $0.6 million, or 22.3%, higher than the $2.9 million revenue we reported for this segment for the three months ended June 30, 2010. Higher utilization and per diem rates for our managed containers resulted in increased profitability for our managed portfolios, generating higher management fee income.

Total operating expenses of $2.4 million for the container management segment for the three months ended June 30, 2011 increased $0.8 million, or 50.2%, from $1.6 million for the three months ended June 30, 2010, as a result of the higher allocation of  MG&A expense.

We had previously reported $6.4 million and $3.4 million of operating expenses, and pre-tax income of $7.1 million and loss of $0.5 million, for the container leasing segment and container management segment, respectively, for the three months ended June 30, 2010 using a methodology of allocating MG&A expense based solely on the ratio of TEUs of our owned containers to the total fleet TEUs.

Index

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The following table summarizes our operating results for the six months ended June 30, 2011 and 2010 (dollars in thousands):

	Six Months Ended June 30,		Increase
	2011	2010	Amount	Percent
Total revenue	$56,501	$32,556	$23,945	73.6%
Operating expenses	21,065	20,324	741	3.6
Net income attributable to CAI common stockholders	23,676	8,725	14,951	171.4

Total revenue of $56.5 million for the six months ended June 30, 2011 increased $23.9 million, or 73.6%, from $32.6 million for the six months ended June 30, 2010, due primarily to the increase in the number of owned containers on lease, higher utilization of owned and managed containers and higher per diem rates resulting in increased container rental revenue and management fee revenue. Additionally, there was an increase in gain on sale of container portfolio as a result of higher margin on containers sold to investors.  Operating expenses of $21.1 million for the six months ended June 30, 2011 was $0.7 million, or 3.6%, higher than the $20.3 million recorded for the six months ended June 30, 2010, primarily due to an increase in depreciation expense, partly offset by the higher gain on sale of used container equipment and lower storage, handling and other expenses. The increase in revenue and reduction in operating expenses resulted in a $15.0 million, or 171.4%, increase in net income attributable to CAI common stockholders to $23.7 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Revenue. The composition of our revenue is shown on our unaudited consolidated financial statements included in this filing. The following discussion explains the significant changes in the composition of our total revenue for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010:

Container Rental Revenue. Container rental revenue increased $20.8 million, or 78.9%, to $47.1 million for the six months ended June 30, 2011 from $26.3 million for the six months ended June 30, 2010. The increase was driven by the increase in the number of containers on lease, higher utilization and higher average per diem rates for short-term and long-term leases.

Management Fee Revenue. Management fee revenue for the six months ended June 30, 2011 was $6.8 million, an increase of $2.1 million, or 43.9%, from $4.7 million for the six months ended June 30, 2010. The increase in managed container utilization and average per diem rates and lower expenses from container recovery costs, partially offset by a reduction in the size of the managed container fleet, resulted in higher profitability in most of our investors’ portfolios. In addition, we earned higher commissions on the sale of managed containers as a result of higher average selling prices during the first half of 2011.

Gain on Sale of Container Portfolios. Gain on sale of container portfolios increased $1.0 million to $1.7 million for the six months ended June 30, 2011, a 170.8% increase from a gain of $0.6 million for the six months ended June 30, 2010. The increase was due primarily to higher margins on containers sold to investors, partly offset by lower volumes of containers sold compared to the six months ended June 30, 2010.

Finance Lease Income. Finance lease income increased 5.0% to $1.0 million during the six months ended June 30, 2011, from $0.9 million during the six months ended June 30, 2010, due primarily to the higher interest income resulting from the increase in new finance lease contracts executed subsequent to June 30, 2010.

Expenses.  The following discussion explains the significant changes in expenses for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010:

Depreciation of Container Rental Equipment. Depreciation of container rental equipment increased by $5.5 million, or 63.3%, to $14.2 million for the six months ended June 30, 2011, from $8.7 million for the six months ended June 30, 2010. This increase was primarily attributable to a 52% increase in average TEUs of owned containers, partly offset by the net impact of implementing new residual values for our containers effective January 1, 2011. This change in residual values reduced depreciation expense and increased the Company’s pre-tax income by approximately $1.5 million, increased net income by approximately $1.2 million and increased diluted earnings per share by $0.06 for the six months ended June 30, 2011.  For the fleet owned by us at the beginning of the year, the increase in estimated residual values will result in a reduction of depreciation expense and an increase in pre-tax income of approximately $2.8 million in 2011 (or $0.12 of diluted earnings per share on an annual basis). See Note 2(a) to our unaudited consolidated financial statements included in this report.

Index

Gain on Disposition of Used Container Equipment. Gain on disposition of used container equipment increased by $2.5 million, or 63.3%, to $6.4 million for the six months ended June 30, 2011, from $3.9 million for the six months ended June 30, 2010. Although we sold fewer containers during the six months ended June 30, 2011compared to the six months ended June 30, 2010, the sales price and associated profit margin were significantly higher.

Storage, Handling and Other Expenses. Storage, handling and other expenses decreased by $1.5 million, or 37.9%, to $2.5 million for the six months ended June 30, 2011, from $4.0 million for the six months ended June 30, 2010. The higher utilization of our owned containers has resulted in fewer containers in storage resulting in lower handling, storage and other related charges.

         Marketing, General and Administrative Expense (MG&A). MG&A expense decreased $0.4 million, or 3.4%, to $10.1 million for the six months ended June 30, 2011, from $10.5 million for the six months ended June 30, 2010. The decrease was primarily due to the recovery of a previously reserved receivable partially offset by increased compensation-related costs.

(Gain) Loss on Foreign Exchange. Our gain on foreign exchange for the three months ended June 30, 2011 reduced our loss of $0.1 million on foreign exchange during the first quarter of this year to less than $0.1 million for the six months ended June 30, 2011 compared to a loss of $0.4 million during the six months ended June 30, 2010. Gains and losses on foreign currency primarily occur when foreign denominated financial assets and liabilities are either settled or remeasured in U.S. dollars. The improvement in foreign exchange loss was the result of the Euro and the British Pound Sterling strengthening against the U.S. dollar which resulted in U.S. dollar denominated liabilities held at some of our foreign subsidiaries to decrease in value relative to the foreign subsidiaries local currencies.

Net Interest Expense. Net interest expense of $6.5 million for the six months ended June 30, 2011 increased by $4.8 million, or 282.3%, from $1.7 million incurred during the six months ended June 30, 2010. The increase in net interest expense was due primarily to an increase in the average principal balance of our debts.

Income Tax Expense. Income tax expense for the six months ended June 30, 2011 was $4.9 million, a $3.0 million, or 168.5%, increase from $1.8 million for the six months ended June 30, 2010. The increase was due primarily to a 174.8% higher pre-tax income, partly offset by the impact of a lower effective tax rate. Our effective tax rate for the six months ended June 30, 2011 was 16.8% compared to 17.2% for the six months ended June 30, 2010, due primarily to a higher proportion of pre-tax income arising from foreign operations where statutory rates are lower than the U.S. income tax rates.

Segment Information

The following table summarizes our results of operations for each of our business segments for the six months ended June 30, 2011 and 2010 (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2011	2010	Amount	Percent Change
Container Leasing
Total revenue	$48,048	$27,225	$20,823	76.5%
Operating expenses	16,722	17,333	(611)	(3.5)
Interest expense	6,503	1,820	4,683	257.3
Income before taxes attributable to segment	$24,823	$8,072	$16,751	207.5
Container Management
Total revenue	$8,453	$5,331	$3,122	58.6%
Operating expenses	4,343	2,991	1,352	45.2
Income before taxes attributable to segment	$4,110	$2,340	$1,770	75.6

Container Leasing. Total revenue from our container leasing segment increased $20.8 million, or 76.5%, to $48.0 million for the six months ended June 30, 2011 from $27.2 million during the six months ended June 30, 2010. The increase was primarily due to an increase in the number of our owned containers on lease, higher average utilization of our owned containers and increase in the average per diem rates on both short term and long term leases.

Total operating expenses for the container leasing segment for the six months ended June 30, 2011 decreased $0.6 million, or 3.5%, to $16.7 million, from $17.3 million from the six months ended June 30, 2010. The decrease was attributable to the higher gain on sale of used container equipment, decrease in storage, handling and other container related expenses and the recovery of a previously reserved receivable, partly offset by the increase in depreciation expense.

Interest expense for the six months ended June 30, 2011 increased $4.7 million, or 257.3%, to $6.5 million compared to $1.8 million for the six months ended June 30, 2010. The increase in interest expense was primarily due to the increase in our average debt balance.

Index

Container Management. Total revenue of $8.5 million from our container management segment for the six months ended June 30, 2011 was $3.1 million, or 58.6%, higher than the $5.3 million revenue we reported for this segment for the six months ended June 30, 2010. Higher utilization and per diem rates for our managed containers resulted in increased profitability for our managed portfolios generating higher management fee income. In addition, we earned higher commissions on the sale of managed containers as a result of higher average selling prices during the first half of 2011.

Total operating expenses of $4.3 million for the container management segment for the six months ended June 30, 2011 increased $1.4 million, or 45.2%, from $3.0 million for the six months ended June 30, 2010, primarily due to increased compensation-related costs.

We had previously reported $13.6 million and $6.7 million of operating expenses, and pre-tax income of $11.8 million and a loss of $1.4 million, for the container leasing segment and container management segment, respectively, for the six months ended June 30, 2010 using a methodology of allocating MG&A expense based solely on the ratio of TEUs of our owned containers to the total fleet TEUs.

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

            As of June 30, 2011, the maximum credit commitment under our existing revolving credit facility was $330.0 million. The facility may be increased under certain conditions described in the agreement. In addition, there is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The amended agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to us. These credit commitments are part of, and not in addition to, the maximum credit commitment of $330.0 million. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar Rate loans as defined in the revolving credit facility. As of June 30, 2011 the interest rate on our revolving credit facility was 2.5%. Our revolving credit facility will expire on September 25, 2014.

            As of June 30, 2011, we had a balance of $256.6 million and availability of $73.3 million under our revolving credit facility (net of $0.1 million in letters of credit), subject to our ability to meet the collateral requirements under the agreement governing our revolving credit facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

            On June 27, 2011, we entered into an agreement with the banks to amend our revolving credit facility to provide us with greater flexibility in regards to our capital structure. The amendments include revising certain financial covenants, reducing our borrowing base and adding the ability for us to form subsidiary entities that will be structured in a manner which will provide us with the ability to access public debt markets through the use of asset-backed securities that are collateralized by our assets.

We intend to use our revolving credit facility primarily to fund the purchase of containers in the future. As of June 30, 2011, we had commitments to purchase $49.1 million of container equipment and had rental equipment payable of $72.1 million. We have typically used our cash flow from operations and the proceeds from sales of container portfolios to container investors to repay our revolving credit facility. As we expand our owned fleet, our revolving credit facility balance will be higher and will result in higher interest expense. In addition to customary events of default, our revolving credit facility contains financial covenants that require us to maintain certain ratios in our financial statements. As of June 30, 2011, we were in compliance with the financial covenants in our revolving credit facility.

 On July 15, 2011, we drew down an additional $95.0 million under the existing terms of our term loan facility (see below). We used these proceeds to reduce the outstanding balance under our revolving credit facility.

Our capital leases are denominated in U.S. dollars and Euros, are financed by various European banks and financial institutions and secured by their underlying assets. As of June 30, 2011, our capital lease obligations totaled $13.3 million, with floating interest rates averaging 3.2%.

On August 20, 2009, we signed a $10.0 million, five-year loan agreement with the Development Bank of Japan (DBJ). The loan is payable in 19 quarterly installments of $0.2 million starting October 31, 2009 and a final payment of $6.2 million on July 31, 2014. The loan bears a variable interest rate based on BBA LIBOR plus 2.4% and is secured by certain of our container rental equipment. The loan had a balance of $8.6 million and an interest rate of 2.7% as of June 30, 2011. DBJ owned approximately 9.4% of the Company’s outstanding common stock as of the date of closing of the loan agreement. DBJ’s ownership of the Company’s total outstanding common stock has been reduced to approximately 4.9% after selling 753,000 shares in December 2010.

Index

            On December 20, 2010, we entered into a Term Loan Agreement with a consortium of banks. Under this loan agreement, we were initially eligible to borrow up to $300.0 million, subject to certain borrowing conditions, which amount is secured by certain assets of our wholly owned foreign subsidiaries.  We initially borrowed $185.0 million under the agreement and had until September 2011 to utilize the remaining $115.0 million of the loan facility. The loan agreement is an amortizing facility with a term of six years, with quarterly payments of principal of $6.0 million each (i.e. 2.0% of the aggregate commitment).  Any unpaid principal will be due on December 20, 2016.  The applicable interest rate is equal to LIBOR plus 3.0% per annum for Eurodollar loans, and Base Rate plus 2.0% for base rate loans.  The Base Rate is defined as the highest of (i) the federal funds rate plus 1/2 of 1.0%, (ii) the prime rate (as published in The Wall Street Journal), and (iii) the Eurodollar rate (for three-month loans) plus 1.0%. The proceeds from the initial borrowing were used to pay part of our revolving credit facility.

            On March 11, 2011 we entered into an Amendment to the Term Loan Agreement that reduced the quarterly payments of principal for the $185.0 million initially borrowed to $3.7 million each (i.e. 2.0% of the drawn amount) for the first 23 quarterly payment dates with a final payment of $99.9 million (54.0% of the drawn amount) due on December 20, 2016.   We are entitled to draw down the remaining $115.0 million commitment in up to three additional drawdowns through September 2011.  The quarterly payments of principal on these drawdowns (each determined separately) will be determined for each Principal Payment Date (other than the Maturity Date), as an amount equal to the product of (x) the quotient obtained by dividing 46.0% by the number of remaining scheduled Principal Payment Dates, as of the Drawdown Date of such Term Loan and (y) the initial Principal Balance of such Term Loan, with a final payment due on December 20, 2016 of 54.0% of the initial Principal Balance of such Term Loan. As of June 30, 2011, the loan had a balance of $177.6 million and interest rate of 3.2%. The loan agreement contains various financial and other covenants. As of June 30, 2011, we were in compliance with all the covenants under the agreement.

On July 15, 2011, we drew down an additional $95.0 million under the existing terms of our term loan facility, and used these proceeds to reduce the outstanding balance under our revolving credit facility.

On April 15, 2011, we filed a shelf registration statement on Form S-3 with the SEC. Under this shelf registration statement, we may sell various debt and equity securities, or a combination thereof, to be offered from time-to-time up to an aggregate offering price of $250.0 million for all securities, and the selling stockholders may sell up to 2,500,000 shares of common stock in one or more offerings.

Cash Flow

The following table sets forth certain cash flow information for the six months ended June 30, 2011 and 2010 (in thousands):

	Six Months Ended June 30,
	2011	2010

Net income	$24,086	$8,725
Adjustments to income	8,241	4,057
Net cash provided by operating activities	32,327	12,782
Net cash used in investing activities	(230,044)	(8,019)
Net cash provided by (used in) financing activities	193,951	(13,264)
Effect on cash of foreign currency translation	437	(593)
Net decrease in cash	(3,329)	(9,094)
Cash at beginning of period	14,393	14,492
Cash at end of period	$11,064	$5,398

Cash Flows from Operating Activities

Net cash provided by operating activities of $32.3 million for the six months ended June 30, 2011 increased $19.5 million from $12.8 million for the six months ended June 30, 2010. The increase was due primarily to a $15.4 million increase in net income and a $3.7 million improvement in net working capital.

Cash Flows from Investing Activities

Net cash used in investing activities increased $222.0 million to $230.0 million for the six months ended June 30, 2011 from $8.0 million for the six months ended June 30, 2010. The increase in cash usage was primarily attributable to a $221.0 million increase in the purchase of containers.

Index

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2011 was $194.0 million compared to net cash used for the six months ended June 30, 2010 of $13.3 million. For the six months ended June 30, 2011, we increased our  borrowings from our credit facilities by $192.6  million while payments of bank debts and capital lease obligations decreased by $15.2 million. The proceeds from bank borrowings were used to finance our acquisition of containers.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments by due date as of June 30, 2011 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	More than 5 years
Total debt obligations:
Revolving credit facility	$256,600	$-	$-	$-	$256,600	$-	$-
Term loan - banks	177,600	14,800	14,800	14,800	14,800	14,800	103,600
Related party term loan	8,600	800	800	800	6,200	-	-
Interest on debt and capital lease obligations (1)	47,435	12,650	12,027	11,386	5,859	3,779	1,734
Rental equipment payable	72,094	72,094	-	-	-	-	-
Rent, office facilities and equipment	6,495	1,203	1,044	972	964	980	1,332
Capital lease obligations	13,282	3,479	3,830	1,698	1,513	1,276	1,486
Container purchases commitments	49,125	49,125	-	-	-	-	-
Total contractual obligations	$631,231	$154,151	$32,501	$29,656	$285,936	$20,835	$108,152

(1)
Our estimate of interest expense commitment includes $20.6 million relating to our revolving credit facility, $0.7 million relating to our related party term loan, $25.1 million relating to our term loan with a consortium of banks and $1.0 million relating to our capital lease obligations. The calculation of interest related to our revolving credit facility and capital lease obligations assumes that  weighted average interest  rates of 2.5% and 3.2%, respectively, as of June 30, 2011 will remain at the same level over the next five years. We expect that the interest rate will vary over time based upon fluctuations in the underlying indexes upon which this interest rate is based. The interest relating to our related party term loan and term loan payable to banks was based on interest rates as of June 30, 2011 of 2.7% and 3.2%, respectively, over the above periods.

       See Note 6 to our unaudited consolidated financial statements included in this filing for a description of the terms of our revolving credit facilities, term loans and capital lease obligations.

Off-Balance Sheet Arrangements

As of June 30, 2011, we had no off-balance sheet arrangements or obligations other than noted below. An off-balance sheet arrangement includes any contractual obligation, agreement or transaction arrangement involving an unconsolidated entity under which we would have: (1) retained a contingent interest in transferred assets; (2) an obligation under derivative instruments classified as equity; (3) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing, hedging or research and development services with us; or (4) made guarantees.

We transferred ownership of certain containers to Japanese container funds which were established by Japan Investment Adviser Co., Ltd. (JIA) and CAIJ. CAIJ is an 80%-owned subsidiary of CAI with the remaining 20% owned by JIA. JIA is owned and controlled by a Managing Director of CAIJ. Prior to the purchase of containers from us, the purchasing entities had received contributions from unrelated Japanese investors, under separate Japanese investment agreements allowed under Japanese commercial laws. The contributions were used to purchase container equipment from us. Under the terms of the agreements, the CAI-related Japanese entities manage each of the investments but may outsource the whole or part of each operation to a third party. Pursuant to its services agreements with investors, the Japanese container funds have outsourced the general management of their operations to CAIJ. The Japanese container funds have also entered into equipment management service agreements whereby we manage the leasing activity of containers owned by the Japanese container funds. The profit or loss from each investment will substantially belong to each respective investor, except with respect to two Japanese funds where the terms of the transaction provide us with an option to purchase the containers at a fixed price. When we exercise our purchase options on the two consolidated Japanese funds and resell the containers to a third party, we realize the associated profit at the time of sale. (See Notes 3 and 11 to our unaudited consolidated financial statements included in this report).

Index

Critical Accounting Policies and Estimates

During the three months ended March 31, 2011, we completed a review of historical disposal experience relating to our fleet of container equipment and concluded that the estimated residual values and depreciable lives used in our depreciation calculations should be amended effective January 1, 2011. The following table shows the current and prior residual values and depreciable lives that we adopted for each type of equipment:

	Residual Value		Depreciable Life in Years
	Current	Prior	Current	Prior

20-ft. standard dry van	$950	$850	12.5	12.5
40-ft. standard dry van	$1,150	$950	12.5	12.5
40-ft. high cube dry van	$1,300	$1,000	12.5	12.5
40-ft. high cube refrigerated container	$3,000	15% of OEC*	12.0	15.0

* Original equipment cost

The above changes reduced our depreciation expense and increased our pre-tax income by approximately $0.7 million and $1.5 million, increased our net income by approximately $0.6 million and $1.2 million and increased our diluted earnings per share by $0.03 and $0.06 for the three and six months ended June 30, 2011, respectively.

There were no other changes to our accounting policies during the six months ended June 30, 2011. See Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 16, 2011.

Recent Accounting Pronouncements

The most recent accounting pronouncements that are relevant to our business are described in Note 2(b) to our unaudited consolidated financial statements included in this filing.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in foreign exchange rates and interest rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Foreign Exchange Rate Risk. Although we have significant foreign-based operations, the U.S. dollar is our primary operating currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. We had equipment sales in British Pound Sterling and Euros and incurred overhead costs in foreign currencies, primarily in British Pound Sterling and Euros. Our foreign subsidiary, CAI Consent AB, has significant amounts of revenue as well as expenses denominated in Euros. During the six months ended June 30, 2011, the U.S. dollar has decreased in value in relation to other major foreign currencies (such as the Euro and British Pound Sterling). The decrease in the U.S. dollar has increased our revenues and expenses denominated in foreign currencies. The decrease in the value of the U.S. dollar relative to foreign currencies will also result in U.S. dollar denominated liabilities held at some of our foreign subsidiaries to decrease in value relative to the foreign subsidiaries’ local currencies. For the six months ended June 30, 2011, we recognized a loss on foreign exchange of less than $0.1 million.

Interest Rate Risk. The nature of our business exposes us to market risk arising from changes in interest rates to which our variable-rate debt is linked. As of June 30, 2011, the principal amount of debt outstanding under the variable-rate arrangement of our revolving credit facility was $256.6 million. In addition, the capital lease obligations we assumed in conjunction with the acquisition of Consent had a balance of $13.3 million as of June 30, 2011 and have variable interest rates. We have a term loan agreement with Development Bank of Japan. The loan bears a variable interest rate and had a balance of $8.6 million as of June 30, 2011. We also have a term loan agreement with a consortium of banks. The loan bears a variable interest rate and had a balance of $177.6 million as of June 30, 2011.  A 1.0% increase or decrease in underlying interest rates for these obligations will increase or decrease interest expense by approximately $4.6 million annually assuming debt remains constant at June 30, 2011 levels.

Index

Credit Risk

We maintain detailed credit records about the container lessees for our total fleet. Our credit policy sets different maximum exposure limits for our container lessees. Credit criteria may include, but are not limited to, container lessee trade route, country, social and political climate, assessments of net worth, asset ownership, bank and trade credit references, credit bureau reports, including those from Dynamar, operational history and financial strength. We monitor container lessees’ performance and lease exposures on an ongoing basis, and our credit management processes are aided by the long payment experience we have with most of the container lessees for our total fleet and our broad network of long-standing relationships in the shipping industry that provide current information about the container lessees for our total fleet. In managing this risk we also make an allowance for doubtful accounts. The allowance for doubtful accounts is developed based on two key components: (1) specific reserves for receivables where management believes full collection is doubtful; and (2) reserve for estimated losses inherent in the aged receivables portfolio. An allowance of $1.1 million has been established against certain receivables as of June 30, 2011 compared to $2.2 million as of December 31, 2010.  The decrease of approximately $1.1 million was primarily due to the collection of past due and current billings from a certain customer for which $0.9 million had been placed in reserves as of December 31, 2010.  We wrote off less than $0.1 million of accounts receivable during the six months ended June 30, 2011.

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

Management Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15, of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2011 our disclosure controls and procedures were effective with respect to controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and are accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

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

10.1*
Amended and Restated Employment Agreement dated April 29, 2011 by and between Victor Garcia and CAI International, Inc. (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, filed on May 6, 2011).

10.2*	Employment letter dated April 13, 2011 by and between Timothy Page and CAI International, Inc. (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, filed on May 6, 2011).

10.3*
Continuing Services Agreement dated April 29, 2011 by and between Masaaki Nishibori and CAI International, Inc. (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, filed on May 6, 2011).

10.4
Amendment No. 3 to that certain Second Amended and Restated Revolving Credit Agreement, dated  June 27, 2011, by and among CAI International, Inc., Container Applications Limited, the guarantors listed on the signature pages thereto, various lenders, Bank of America, N.A. as administrative agent for itself and the other lenders, and Union Bank of California, N.A. as documentation agent for itself and the other lenders (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K, dated June 27, 2011).

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

101
The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.  The information in Exhibit 101 is “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

* Management contract or compensatory plan.

Index

CAI INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAI International, Inc. (Registrant)

August 2, 2011	/s/ VICTOR M. GARCIA
Victor M. Garcia
President and Chief Executive Officer
(Principal Executive Officer)

August 2, 2011	/s/ TIMOTHY B. PAGE
Timothy B. Page
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

10.1*
Amended and Restated Employment Agreement dated April 29, 2011 by and between Victor Garcia and CAI International, Inc. (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, filed on May 6, 2011).

10.2*	Employment letter dated April 13, 2011 by and between Timothy Page and CAI International, Inc. (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, filed on May 6, 2011).

10.3*
Continuing Services Agreement dated April 29, 2011 by and between Masaaki Nishibori and CAI International, Inc. (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, filed on May 6, 2011).

10.4
Amendment No. 3 to that certain Second Amended and Restated Revolving Credit Agreement, dated as of June 27, 2011, by and among CAI International, Inc., Container Applications Limited, the guarantors listed on the signature pages thereto, various lenders, Bank of America, N.A. as administrative agent for itself and the other lenders, and Union Bank of California, N.A. as documentation agent for itself and the other lenders (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K, dated June 27, 2011).

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

101
The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of test.  The information in Exhibit 101 is “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

* Management contract or compensatory plan.