Form 10-Q
period 2011-09-30
CAI International, Inc.
filed 2011-11-02
CIK 1388430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common	October 31, 2011
Common Stock, $.0001 par value per share	19,295,359 shares

CAI INTERNATIONAL, INC.

Index

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, our business and growth strategy and service development efforts. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words “may,” “might,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under “Risk Factors” below, as well as those identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission (SEC) on March 16, 2011. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our other filings with the SEC.

Index

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CAI INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(UNAUDITED)

	September 30,	December 31,
	2011	2010
Assets
Current assets
Cash	$13,149	$14,393
Accounts receivable (owned fleet), net of allowance for doubtful accounts of $829 and $2,182 at September 30, 2011 and December 31, 2010, respectively	23,695	20,874
Accounts receivable (managed fleet)	19,827	19,496
Current portion of direct finance leases	5,425	3,948
Prepaid expenses	7,634	6,645
Deferred tax assets	1,875	1,931
Other current assets	107	1,364
Total current assets	71,712	68,651
Container rental equipment, net of accumulated depreciation of $100,734 and $85,596 at September 30, 2011 and December 31, 2010, respectively	794,798	530,939
Net investment in direct finance leases	29,375	7,886
Furniture, fixtures and equipment, net of accumulated depreciation of $894 and $548 at September 30, 2011 and December 31, 2010, respectively	2,160	2,383
Intangible assets, net of accumulated amortization of $6,337 and $5,982at September 30, 2011 and December 31, 2010, respectively	2,604	3,593
Total assets	$900,649	$613,452

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,924	$2,411
Accrued expenses and other current liabilities	7,915	5,408
Due to container investors	22,811	23,283
Unearned revenue	6,703	5,724
Current portion of term loans	25,764	24,800
Current portion of capital lease obligations	3,244	4,438
Rental equipment payable	50,773	88,097
Total current liabilities	119,134	154,161
Revolving credit facility	236,100	51,600
Term loans	269,455	169,200
Deferred income tax liability	30,580	30,226
Capital lease obligations	8,436	10,509
Income taxes payable	82	82
Total liabilities	663,787	415,778

Stockholders' equity
Common stock: par value $.0001 per share; authorized 84,000,000 shares; issued and outstanding 19,295,359 shares at September 30, 2011 and December 31, 2010	2	2
Additional paid-in capital	127,820	127,064
Accumulated other comprehensive loss	(1,969)	(2,510)
Retained earnings	92,341	55,043
Total CAI stockholders' equity	218,194	179,599
Non-controlling interest	18,668	18,075
Total stockholders' equity	236,862	197,674
Total liabilities and stockholders' equity	$900,649	$613,452

See accompanying notes to unaudited consolidated financial statements.

Index

CAI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue
Container rental revenue	$27,593	$17,184	$74,689	$43,502
Management fee revenue	3,065	2,244	9,855	6,961
Gain on sale of container portfolios	682	-	2,345	614
Finance lease income	1,622	691	2,574	1,598
Total revenue	32,962	20,119	89,463	52,675

Operating expenses
Depreciation of container rental equipment	8,539	5,399	22,711	14,077
Amortization of intangible assets	339	339	1,025	1,034
Impairment of container rental equipment	5	12	15	40
Gain on disposition of used container equipment	(3,751)	(1,842)	(10,151)	(5,760)
Storage, handling and other expenses	1,064	987	3,519	4,941
Marketing, general and administrative expenses	5,317	4,976	15,436	15,452
(Gain) loss on foreign exchange	(239)	116	(216)	527
Total operating expenses	11,274	9,987	32,339	30,311

Operating income	21,688	10,132	57,124	22,364

Interest expense	4,300	1,442	10,803	3,262
Interest income	(2)	(1)	(6)	(121)
Net interest expense	4,298	1,441	10,797	3,141
Net income before income taxes and non-controlling interest	17,390	8,691	46,327	19,223

Income tax expense (benefit)	3,585	(519)	8,436	1,288
Net income	13,805	9,210	37,891	17,935
Net income attributable to non-controlling interest	(183)	(49)	(593)	(49)
Net income attributable to CAI common stockholders	$13,622	$9,161	$37,298	$17,886

Net income per share attributable to CAI common stockholders
Basic	$0.71	$0.51	$1.93	$1.00
Diluted	$0.70	$0.50	$1.89	$0.99

Weighted average shares outstanding
Basic	19,295	17,914	19,295	17,910
Diluted	19,581	18,151	19,727	18,122

See accompanying notes to unaudited consolidated financial statements.

Index

           CAI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net income	$37,891	$17,935
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,049	14,218
Amortization of debt issuance costs	959	468
Amortization of intangible assets	1,025	1,034
Impairment of container rental equipment	15	40
Stock-based compensation expense	895	796
(Gain) loss on foreign exchange	(513)	763
Gain on sale of container portfolios	(2,345)	(614)
Gain on disposition of used container equipment	(10,151)	(5,760)
Reduction of income tax reserve	-	(2,109)
Deferred income taxes	597	-
Restructuring charges	-	107
Bad debt (recovery) expense	(895)	929
Changes in other operating assets and liabilities:
Accounts receivable	(1,657)	(5,122)
Prepaid expenses and other assets	1,038	3,687
Accounts payable, accrued expenses and other current liabilities	1,364	(5,052)
Due to container investors	(472)	3,281
Unearned revenue	953	426
Net cash provided by operating activities	51,753	25,027
Cash flows from investing activities
Purchase of containers	(386,275)	(104,174)
Net proceeds from sale of container portfolios	24,886	12,367
Net proceeds from disposition of used container equipment	23,426	23,305
Purchase of furniture, fixtures and equipment	(107)	(812)
Receipt of principal payments from direct financing leases	4,447	4,049
Net cash used in investing activities	(333,623)	(65,265)
Cash flows from financing activities
Stock issuance costs	(139)	-
Proceeds from bank debt	338,300	67,800
Principal payments on capital leases	(3,689)	(2,726)
Principal payments made on bank debt	(51,981)	(43,200)
Principal payments on related party term loan	(600)	(600)
Contributions from non-controlling interest	-	17,634
Debt issuance costs	(1,499)	(1,737)
Net cash provided by financing activities	280,392	37,171
Effect on cash of foreign currency translation	234	(206)
Net decrease in cash	(1,244)	(3,273)
Cash at beginning of the period	14,393	14,492
Cash at end of the period	$13,149	$11,219

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$5,599	$1,075
Interest	8,051	2,348
Supplemental disclosure of non-cash investing and financing activity
Transfer of container rental equipment to direct finance lease	27,295	5,832
Transfer of container rental equipment off direct finance lease	-	1,255
Container equipment purchase funded by offset to accounts receivable	-	1,764

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position as of September 30, 2011 and December 31, 2010, the Company's results of operations for the three and nine months ended September 30, 2011 and 2010 and the Company’s cash flows for the nine months ended September 30, 2011 and 2010. The results of operations and cash flows for the periods presented are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2011 or in any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 16, 2011.

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

The above changes reduced the Company's depreciation expense and increased pre-tax income by approximately $0.9 million and $2.8 million, increased net income by approximately $0.7 million and $2.3 million, and  increased diluted earnings per share by $0.04 and $0.11 for the three and nine months ended September 30, 2011, respectively.

There were no other changes to the Company’s accounting policies during the nine months ended September 30, 2011. See Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 16, 2011.

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

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active markets for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll-forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  The guidance related to new disclosures was effective for the Company’s first quarter of 2010.  The guidance related to the roll-forward of Level 3 assets and liabilities was effective for the Company’s first quarter of 2011. Adoption of the guidance did not have a material effect on the Company’s consolidated financial statements.  In May 2011, the FASB issued further guidance associated with fair value measurement and disclosure. Most of the changes are clarifications of existing guidance and wording changes to align with International Financial Reporting Standards. The guidance is effective for interim and annual periods beginning after December 15, 2011 and its adoption is not expected to have a material impact on the Company’s consolidated financial statements.

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

If in the Company’s judgment both of the above criteria are met, the VIE’s financial statements are included in the Company’s consolidated financial statements as required under ASC 810. The equity attributable to the VIE is shown as a non-controlling interest on our consolidated balance sheet and the after tax result attributable to its operations is shown as net income or loss attributable to non-controlling interest on the Company’s consolidated statement of operations.

Included among the funds that the Company manages are several Japanese container funds that were established by a related party under separate investment agreements allowed under Japanese commercial laws (see Note 10). Each of the funds is financed by unrelated Japanese third party investors. The container funds under management are considered VIEs because as manager of the funds, the Company has the power to direct the activities that most significantly impact the entity’s economic performance such as leasing and managing the containers owned by the funds. With the exception of two specific Japanese funds established in September 2010, the fees earned for arranging, managing and establishing the funds are not significant to the expected returns of the funds so the Company does not have a variable interest in the funds. The rights to receive benefits and obligations to absorb losses that could potentially be significant to the funds belong to the third party investors, so the Company concluded that it is not the primary beneficiary of the funds. With the exception of the sale of containers to the two Japanese funds established in September 2010, the Company recognized gains on sale of containers to the unconsolidated VIEs as sales in the ordinary course of the business. For the three and nine months ended September 30, 2011, the Company sold $12.2 million and $24.9 million, respectively, of container portfolios to the Japanese VIEs and recognized gains of $0.7 million and $2.3 million, respectively. For the nine months ended September 30, 2010, the Company sold $12.4 million of containers and recognized a gain of $0.6 million. No sales of containers were made to the Japanese VIEs in the three months ended September 30, 2010.

In September 2010, the Company transferred approximately $16.0 million of containers to two specific Japanese funds that are considered VIEs. The terms of the transaction included options for the Company to purchase the containers from the funds at a fixed price. As a result of the residual interest resulting from the fixed price call option, the Company concluded that it may absorb a significant amount of the variability associated with the funds’ anticipated economic performance so the Company has a variable interest in the funds. As the Company has the power to direct the activities that most significantly impact the economic performance of the VIEs and the variable interest provides the Company with the right to receive benefits from the entity that could potentially be significant to the funds, the Company determined that it is the primary beneficiary of these two specific VIEs and included the VIEs’ assets and liabilities as of September 30, 2011 and December 31, 2010 and the results of the VIEs' operations and cash flows for the three and nine months ended September 30, 2011 in the Company’s consolidated financial statements.

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The containers transferred to the two consolidated Japanese VIEs had a net book value of $14.5 million as of September 30, 2011. The container equipment along with $1.6 million of cash held by these container funds and $1.7 million of net investment in direct finance leases, have been included on the Company’s consolidated balance sheet with the offsetting equity related to the funds presented separately as non-controlling interest of $18.7 million in the equity section of the Company’s consolidated balance sheet as of September 30, 2011. No gain or loss was recognized upon the initial consolidation of the VIEs in September 2010. The net income of $0.2 million and $0.6 million for the three and nine months ended September 30, 2011, respectively, attributable to the two Japanese funds is presented as net income attributable to non-controlling interest and was deducted from the Company’s consolidated statements of income for the three and nine months ended September 30, 2011.

(4)	Net Investment in Direct Finance Leases

The following table represents the components of the Company’s net investment in direct finance leases (in thousands):

	September 30, 2011	December 31, 2010
Gross finance lease receivables (1)	$49,131	$15,290
Allowance on gross finance lease receivables (2)	—	—
Gross finance lease receivables, net of allowance	49,131	15,290
Unearned income (3)	(14,331)	(3,456)
Net investment in finance leases	$34,800	$11,834

(1)
At the inception of the lease, the Company records the total minimum lease payments, executory costs, if any, and unguaranteed residual value as gross finance lease receivables. The gross finance lease receivable is reduced as customer payments are received.  Approximately $6.0 million and $4.0 million of unguaranteed residual value at September 30, 2011 and December 31, 2010, respectively, were included in gross finance lease receivables. There were no executory costs included in gross finance lease receivables as of September 30, 2011 and December 31, 2010.

(2)
The Company evaluates potential losses in its finance lease portfolio by regularly reviewing the specific receivables in the portfolio and analyzing historical loss experience. For the period between 2004 and September 30, 2011, the Company's loss experience on its gross finance lease receivables, after considering equipment recoveries, was less than 2.0%.

(3)
The difference between the gross finance lease receivable and the cost of the equipment or carrying amount at the lease inception is recorded as unearned income. Unearned income together with initial direct costs, are amortized to income over the lease term so as to produce a constant periodic rate of return. There were no unamortized initial direct costs as of September 30, 2011 and December 31, 2010.

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

The categories of gross finance lease receivables based on the Company's internal customer credit ratings can be described as follows:

Tier 1—These customers are typically large international shipping lines that have been in business for many years and have world-class operating capabilities and significant financial resources. In most cases, the Company has had a long commercial relationship with these customers and currently maintains regular communication with them at several levels of management which provides the Company with insight into the customer's current operating and financial performance. In the Company's view, these customers have the greatest ability to withstand cyclical down turns and would likely have greater access to needed capital than lower-rated customers. The Company views the risk of default for Tier 1 customers to range from minimal to modest.

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

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Based on the above categories, the Company's gross finance lease receivables were as follows (in thousands):

	September 30, 2011	December 31, 2010
Tier 1	$6,706	$7,728
Tier 2	42,425	8,012
Tier 3	—	—
	$49,131	$15,290

Contractual maturities of the Company's gross finance lease receivables subsequent to September 30, 2011 are as follows (in thousands):

2011	$9,241
2012	8,019
2013	6,246
2014	10,107
2015	5,925
2016 and thereafter	9,593
$49,131

(5)	Intangible Assets

The Company amortizes intangible assets on a straight line basis over their estimated useful lives as follows:

Trademarks	1-10 years
Contracts - third party	7 years
Contracts - owned equipment	5-7 years

Total amortization expense was $0.3 million for the three months ended September 30, 2011 and 2010, and $1.0 million for the nine months ended September 30, 2011 and 2010. Intangible assets as of September 30, 2011 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$1,279	$(671)	$608
Contracts - third party	3,650	(2,607)	1,043
Contracts - owned equipment	4,012	(3,059)	953
Intangible assets	$8,941	$(6,337)	$2,604

(6)	Debt and Capital Lease Obligations

(a) Revolving Credit Facility

The Company has a revolving line of credit agreement with a consortium of banks to finance the acquisition of assets and for general working capital purposes. This agreement was amended on May 27, 2008, August 20, 2010 and June 27, 2011.  As of September 30, 2011, the maximum credit commitment under the revolving line of credit was $330.0 million.  The maximum credit commitment was increased to $360.0 million effective October 26, 2011.

The Company’s revolving credit facility may be increased under certain conditions described in the agreement governing the facility. In addition, there is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to the Company. These credit commitments are part of, and not in addition to, the total commitment provided under the agreement. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the revolving credit facility.  As of September 30, 2011, the interest rate under the amended agreement was approximately 2.7%. The agreement governing the Company’s revolving credit facility also contains various financial and other covenants. It also includes certain restrictions on the Company’s ability to incur other indebtedness or pay dividends to stockholders. As of September 30, 2011, the Company was in compliance with the terms of the revolving credit facility.

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On June 27, 2011, the Company entered into an agreement with the banks to amend its revolving credit facility to provide it with greater flexibility in regards to its capital structure. The amendments include revising certain financial covenants, reducing the borrowing base and adding the ability for the Company to form subsidiary entities that will be structured in a manner which will provide the Company with the ability to access debt markets through the use of asset-backed securities that are collateralized by the Company’s assets.

As of September 30, 2011, the outstanding balance under the Company’s revolving credit facility was $236.1 million. As of September 30, 2011, the Company had $93.8 million in availability under the revolving credit facility (net of $0.1 million in letters of credit) subject to the Company’s ability to meet the collateral requirements under the agreement governing the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default. The agreement under the Company’s revolving credit facility will terminate on September 25, 2014.

The Company’s revolving credit facility, including any amounts drawn on the facility, is secured by substantially all of the assets of the Company (not otherwise used as security for its other credit facilities) including the containers owned by the Company, the underlying leases thereon and the Company’s interest in any money received under such contracts.

(b) Term Loans

Term loans consist of the following:

(i) Bank Term Loan. On December 20, 2010, the Company entered into a Term Loan Agreement with a consortium of banks. Under this loan agreement, the Company was eligible to borrow up to $300.0 million, subject to certain borrowing conditions, which amount is secured by certain assets of the Company’s wholly owned foreign subsidiaries.  The Company initially borrowed $185.0 million under the agreement and drew down the remaining $115.0 million of the loan facility during the quarter ended September 30, 2011. The loan agreement is an amortizing facility with a term of six years, originally with quarterly principal payments of $6.0 million each (i.e. 2.0% of the aggregate commitment).  Any unpaid principal will be due on December 20, 2016.

On March 11, 2011 the Company entered into an Amendment to the Term Loan Agreement which reduced the quarterly payments of principal for the $185.0 million initially borrowed to $3.7 million each (i.e. 2.0% of the drawn amount) for the first 23 quarterly payment dates with a final payment of $99.9 million (54.0% of the drawn amount) due on December 20, 2016.  The quarterly payments of principal on the additional draw downs (each determined separately) is an amount equal to the product of (x) the quotient obtained by dividing 46.0% by the number of remaining scheduled principal payment dates, as of the drawdown date and (y) the initial principal balance of such term loan, with a final payment due on December 20, 2016 of 54.0% of the initial principal balance of such term loan. The loan bears a variable interest rate based on LIBOR for Eurodollar loans, and Base Rate for base rate loans.  The Base Rate is defined as the highest of (i) the federal funds rate plus 1/2 of 1.0%, (ii) the prime rate (as published in The Wall Street Journal), and (iii) the Eurodollar rate (for three-month loans) plus 1.0%. The proceeds from this borrowing were used to pay part of the Company’s revolving credit facility. As of September 30, 2011, the loan had a balance of $286.8 million, of which $25.0 million is repayable within one year, and an interest rate of 3.3%. The loan agreement contains various financial and other covenants. As of September 30, 2011, the Company was in compliance with all the covenants under the loan agreement.

(ii) Related Party Term Loan.  On August 20, 2009, the Company signed a $10.0 million five-year loan agreement with the Development Bank of Japan (DBJ). As of the date of closing of the loan agreement, DBJ owned approximately 9.4% of the Company’s outstanding common stock. The loan is payable in 19 quarterly installments of $0.2 million starting October 31, 2009 and a final payment of $6.2 million on July 31, 2014. The loan bears a variable interest rate based on BBA LIBOR and is secured by container rental equipment owned by the Company. As of September 30, 2011, the loan had a balance of $8.4 million, of which $0.8 million is repayable within one year, and an interest rate of 2.7%. The agreement governing the Company’s term loan contains various financial and other covenants. As of September 30, 2011, the Company was in compliance with all the covenants under the loan agreement. In December 2010, DBJ sold 753,000 shares of the Company’s stock, thereby reducing its equity interest to 4.9% of the Company’s total outstanding shares of common stock as of September 30, 2011.

The Company's term loans are secured by a specific pool of containers owned by the Company, the underlying leases thereon and the Company’s interest in any money received under such contracts.

(c) Asset-Backed Warehouse Facility

On September 9, 2011, the Company, through its wholly-owned indirect subsidiary, CAL Funding I Limited, entered into a credit facility for $100.0 million of asset-backed warehouse notes, which facility may be increased to $200.0 million subject to certain conditions.  There was no funding under the facility at closing but the commitment to fund under the notes is available until September 8, 2013.  The notes bear a variable interest rate based on LIBOR during the initial two-year funding period.  If the notes are not refinanced or renewed during this two-year period, the facility is structured to amortize over a term that is scheduled to be ten years, but not to exceed 15 years.  The facility contains various financial and other covenants.  The proceeds from the facility will be used to finance equipment purchases and leases. As of September 30, 2011, no funds had been drawn down from this credit facility. The warehouse facility is secured by containers and other assets owned by CAL Funding I Limited.

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(d) Capital Lease Obligations

As of September 30, 2011, the Company had capital lease obligations of $11.7 million. The underlying obligations are denominated in U.S. Dollars and Euros at floating interest rates averaging 3.2% as of September 30, 2011 and with maturity dates between December 2011 and June 2019. The liability under each lease is secured by the underlying leased equipment.

(7)	Income Taxes

The consolidated income tax expense for the three and nine months ended September 30, 2011 and 2010 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2011 and 2010, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes and the effect of certain permanent differences.

The Company’s effective tax rates for the three and nine months ended September 30, 2011 were 20.6% and 18.2%, respectively, compared to (6.0)% and 6.7% for the three and nine months ended September 30, 2010, respectively. During the three months ended September 30, 2010, the Company released a liability for an uncertain tax position of $2.1 million due to the lapsing of the statute of limitation. Excluding the effect of this reduction in the accrued tax liability, the Company’s effective tax rates for the three and nine months ended September 30, 2010 were 18.3% and 17.7%, respectively. Movements in the effective tax rates are due primarily to changes in the proportion of the Company’s U.S. and overseas earnings.

The Company recognizes in the financial statements a liability for tax uncertainty if it is more likely than not that the position will be sustained on audit, based on the technical merits of the position. As of September 30, 2011, the Company had unrecognized tax benefits of $0.2 million, which if recognized, would reduce the Company’s effective tax rate. Total accrued interest relating to unrecognized tax benefits was less than $0.1 million as of September 30, 2011. The Company does not believe the total amount of unrecognized tax benefits as of September 30, 2011 will increase or decrease significantly for the remainder of 2011.

(8)	Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s capital lease obligations of $11.7 million as of September 30, 2011 were estimated to have a fair value of approximately $11.2 million, based on the fair value of the estimated future payments calculated using the prevailing interest rates. Management believes that the balances of the Company’s revolving credit facility of $236.1 million, term loans totaling $295.2 million and net investment in direct finance leases of $34.8 million approximate their fair values as of September 30, 2011.

(9)	Commitments and Contingencies

In addition to its debt obligations described in Note 6 above, the Company has commitments to purchase approximately $17.8 million of container equipment as of September 30, 2011. The Company also utilizes certain office facilities and equipment under long-term non-cancellable operating lease agreements with total future minimum lease payments of approximately $6.2 million as of September 30, 2011.

(10)	Related Party Transactions

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

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

(11)	Stock–Based Compensation Plan

(a) Stock Options

The following table summarizes the activity in the Company’s stock option plan for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011		2010
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at January 1	972,680	$10.32	930,180	$10.16
Options granted - officers and employees	180,000	$24.82	—	—
Options granted - directors	40,000	$21.62	42,500	$13.97

Options outstanding at September 30	1,192,680	$12.89	972,680	$10.32
Options exercisable	775,805	$11.52	555,775	$12.13
Weighted average remaining term	7.3 years		7.8 years

Stock options granted to officers and employees have a vesting period of four years from grant date, with 25% vesting after one year, and 1/48th vesting each month thereafter until fully vested. Stock options granted to independent directors vest in one year. The estimated fair value of stock options granted to officers and employees during the nine months ended September 30, 2011 was approximately $2.2 million or $12.44 per share. No stock options were granted to officers and employees during the nine months ended September 30, 2010. The options granted to the independent directors during the nine months ended September 30, 2011 and 2010 were valued at approximately $0.4 million or $10.22 per share and $0.1 million or $4.62 per share, respectively.

The fair value of the stock options granted to the Company’s officers and independent directors was estimated using the Black-Scholes-Merton pricing model using the following weighted average assumptions:

	Nine Months Ended September 30,
	2011	2010
Stock price	$24.24	$13.97
Exercise price	$24.24	$13.97
Expected term:
Officers and employees	6.25 years	-
Directors	5.5 years	5.5 years
Expected volatility:
Officers and employees	50.2%	-
Directors	50.8%	37.4%
Dividend yield	0%	0%
Risk free rate	1.89%	1.77%

As the Company has insufficient historical data, the expected option term is calculated using the simplified method in accordance with SEC guidance. In the absence of sufficient historical data, 50% of the assumed volatility factors used in the calculation of values for stock options granted during the nine months ended September 30, 2011 were derived from the average volatility of common shares for similar companies over a period approximating the expected term of the options. The remaining 50% of the assumed volatility factors were derived from the average volatility of the Company’s common shares since their initial public offering in 2007.  The volatility factors used for stock options granted during the nine months ended September 30, 2010 were 100% based on the average volatility of common shares for similar companies. The risk-free rate is based on daily U.S. Treasury yield curve with a term approximating the expected term of the option. No forfeiture was estimated on all options granted during the nine months ended September 30, 2011 and 2010 as management believes that none of the grantees will leave the Company within the option vesting period.

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company recorded stock-based compensation expense of $0.3 million for the three months ended September 30, 2011 and 2010, and $0.9 million and $0.7 million for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, the remaining unamortized stock-based compensation cost relating to stock options granted to the Company’s executive officers and management employees was approximately $2.4 million which is to be recognized over the remaining weighted average vesting period of approximately 2.6 years. Unamortized stock-based compensation cost relating to independent directors’ options as of September 30, 2011 was approximately $0.3 million which is to be recognized over a remaining weighted average vesting period of approximately 8 months. The aggregate intrinsic value of all options outstanding as of September 30, 2011 was $2.9 million based on the closing price of the Company’s common stock of $11.72 per share.

(b) Restricted Stock Grant

The Company granted certain employees approximately 39,000 shares of restricted common stock in 2007 with a three-year vesting period. Approximately 4,000 shares of restricted stock were forfeited while the remaining 35,000 shares were fully vested in May and July 2010. No additional shares of restricted common stock have been granted since July 2007.

Stock compensation expense relating to restricted stocks for the three and nine months ended September 30, 2011 was zero. Stock compensation expense relating to restricted stock for the three and nine months ended September 30, 2010 was less than $0.1 million.

Compensation expense relating to stock options and restricted stock is recorded as a component of marketing, general and administrative expense in the Company’s consolidated statements of income.

(12)	Stock Repurchase Program

On September 26, 2011, the Company’s Board of Directors approved a stock repurchase program. Under the program, CAI is authorized to repurchase up to one million shares of its outstanding common stock from time to time and at prices considered appropriate by the Company. The repurchase program may be suspended or discontinued at any time. As of September 30, 2011, the Company had not repurchased any of its outstanding common stock under this program.

(13)	Comprehensive Income

The following table provides a reconciliation of the Company’s net income attributable to CAI common stockholders to comprehensive income attributable to CAI common stockholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income attributable to CAI common stockholders	$13,622	$9,161	$37,298	$17,886
Other comprehensive income:
Foreign currency translation adjustments	(1,189)	2,056	541	(748)
Comprehensive income attributable to CAI common stockholders	$12,433	$11,217	$37,839	$17,138

(14)	Segment and Geographic Information

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

With the exception of amortization of intangible assets and marketing, general and administrative (MG&A) expenses, operating expenses are directly attributable to the container leasing segment. Amortization of intangible assets relating to owned and third party contracts is charged directly to the container leasing segment and container management segment, respectively. The amortization of remaining intangible assets relating to the trademark is allocated to the segments based on their average twenty-foot equivalent units (TEUs) of containers during the year.

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MG&A expenses are allocated to each segment based on either revenue or TEUs in each segment, depending on the function of the department which incurred the expense, after directly assigning MG&A expenses relating to Consent and CAIJ subsidiaries to the container leasing and container management segments, respectively.

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

The following tables show condensed segment information for the Company’s container leasing and container management segments for the three and nine months ended September 30, 2011 and 2010, reconciled to the Company’s net income before income taxes and non-controlling interest as shown in its consolidated statements of income for such periods (in thousands):

	Three Months Ended September 30, 2011
	Container Leasing	Container Management	Unallocated	Total
Total revenue	$29,215	$3,747	$-	$32,962
Operating expenses	8,999	2,275	-	11,274
Operating income	20,216	1,472	-	21,688
Net interest expense	4,300	-	(2)	4,298
Net income before income taxes and non-controlling interest	$15,916	$1,472	$2	$17,390
Total assets	$879,443	$21,206	$-	$900,649

	Three Months Ended September 30, 2010
	Container Leasing	Container Management	Unallocated	Total
Total revenue	$17,875	$2,244	$-	$20,119
Operating expenses	8,565	1,422	-	9,987
Operating income	9,310	822	-	10,132
Net interest expense	1,442	-	(1)	1,441
Net income before income taxes and non-controlling interest	$7,868	$822	$1	$8,691
Total assets	$481,503	$21,659	$-	$503,162

	Nine Months Ended September 30, 2011
	Container Leasing	Container Management	Unallocated	Total
Total revenue	$77,263	$12,200	$-	$89,463
Operating expenses	25,722	6,617	-	32,339
Operating income	51,541	5,583	-	57,124
Net interest expense	10,803	-	(6)	10,797
Net income before income taxes and non-controlling interest	$40,738	$5,583	$6	$46,327

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Nine Months Ended September 30, 2010
	Container Leasing	Container Management	Unallocated	Total
Total revenue	$45,100	$7,575	$-	$52,675
Operating expenses	25,897	4,414	-	30,311
Operating income	19,203	3,161	-	22,364
Net interest expense	3,262	-	(121)	3,141
Net income before income taxes and non-controlling interest	$15,941	$3,161	$121	$19,223

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

(15)	Earnings Per Share

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

The following table sets forth the reconciliation of basic and diluted net income per share for the three and nine months ended September 30, 2011 and 2010 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income attributable to CAI common stockholders used in calculation of basic and diluted earnings per share	$13,622	$9,161	$37,298	$17,886

Denominator:
Weighted average shares used in the calculation of basic earnings per share	19,295	17,914	19,295	17,910
Effect of dilutive securities:
Stock options	286	237	432	212
Weighted average shares used in the calculation of diluted earnings per share	19,581	18,151	19,727	18,122

Net income per share attributable to CAI common stockholders:
Basic	$0.71	$0.51	$1.93	$1.00
Diluted	$0.70	$0.50	$1.89	$0.99

The calculation of diluted earnings per share for the three and nine months ended September 30, 2011 excluded from the denominator 255,000 shares and 220,000 shares, respectively, of stock options granted to officers and directors because their effect would have been anti-dilutive. The calculation of diluted earnings per share for the three and nine months ended September 30, 2010 excluded from the denominator 492,680 shares of stock options granted to officers and directors because their effect would have been anti-dilutive.

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

Overview

We are one of the world’s leading container leasing and management companies. We purchase new containers, lease them to container shipping lines and either retain them as part of our owned fleet or sell them to container investors for whom we then provide management services. In operating our fleet, we lease, re-lease and dispose of containers and contract for the repair, repositioning and storage of containers. As of September 30, 2011, our fleet comprised approximately 902,000 twenty-foot equivalent units (TEUs) of containers. The following table shows the composition of our fleet as of September 30, 2011 and 2010 and our average fleet utilization for the three and nine months ended September 30, 2011 and 2010:

	As of September 30,
	2011	2010

Managed fleet in TEUs	476,141	509,488
Owned fleet in teus	425,438	289,965
Total	901,579	799,453

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Average fleet utilization for the period	98.1%	98.2%	98.0%	93.0%

Average fleet utilization reflects the average number of TEUs in our fleet on lease as a percentage of total TEUs available for lease. In calculating TEUs available for lease, we exclude units held for sale and units we have purchased that are held at the manufacturer.

We plan to increase both the number of owned containers as well as the number of managed containers in our fleet. During the nine months ended September 30, 2011, we paid approximately $386.3 million to purchase additional containers. We plan to invest in new containers if the demand for shipping containers increases. We believe it is important to maintain a balance between the size of our owned fleet and our managed fleet in order to have multiple sources of revenue.

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The following table summarizes our operating results for the three months ended September 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended September 30,		Increase
	2011	2010	Amount	Percent

Total revenue	$32,962	$20,119	$12,843	63.8%
Operating expenses	11,274	9,987	1,287	12.9
Net income attributable to CAI common stockholders	13,622	9,161	4,461	48.7

Index

Total revenue of $33.0 million for the three months ended September 30, 2011 increased $12.8 million, or 63.8%, from $20.1 million for the three months ended September 30, 2010, due primarily to the increase in the number of owned containers on lease and higher per diem rates resulting in increased container rental revenue and management fee revenue.  Operating expenses of $11.3 million for the three months ended September 30, 2011 were $1.3 million, or 12.9%, higher than the $10.0 million recorded during the three months ended September 30, 2010, mainly as a result of an increase in depreciation expense and marketing, general and administrative expenses (MG&A), partly offset by the higher gain on sale of used container equipment and a gain on foreign exchange in 2011 compared to a loss in 2010. The increase in revenue and operating expenses resulted in a $4.5 million, or 48.7%, increase in net income attributable to CAI common stockholders for the three months ended September 30, 2011 compared to the same three-month period in 2010.

Revenue. The composition of our revenue is shown on our unaudited consolidated financial statements included in this filing. The following discussion explains the significant changes in the composition of our total revenue for the three months ended September 30, 2011 compared to the three months ended September 30, 2010:

Container Rental Revenue. Container rental revenue increased $10.4 million, or 60.6%, to $27.6 million for the three months ended September 30, 2011 from $17.2 million for the three months ended September 30, 2010. This was primarily caused by an increase in revenue of $5.7 million attributable to an increase in the number of containers on lease, reflecting a 44.0% increase in the average size of our owned fleet, and a 0.1 percentage point increase in utilization, and a $4.1 million increase due to an 18.5% increase in average per diem rental rates.

Management Fee Revenue. Management fee revenue for the three months ended September 30, 2011 was $3.1 million, an increase of $0.8 million, or 36.6%, from $2.2 million for the three months ended September 30, 2010. The increase was primarily due to higher commissions earned on the sale of used containers and higher average per diem rates, partially offset by a small reduction in the size of the managed container fleet.

Gain on Sale of Container Portfolios. Gain on sale of container portfolios was $0.7 million for the three months ended September 30, 2011, compared to zero for the three months ended September 30, 2010 when we had no sales of containers to investors.

Finance Lease Income. Finance lease income increased by $0.9 million, or 134.7%, to $1.6 million for the three months ended September 30, 2011, from $0.7 million for the three months ended September 30, 2010. The increase was primarily due to the higher interest income resulting from a number of new finance lease arrangements we entered into during the second and third quarters of 2011.

Expenses.  The following discussion explains the significant changes in expenses for the three months ended September 30, 2011 compared to the three months ended September 30, 2010:

Depreciation of Container Rental Equipment. Depreciation of container rental equipment increased by $3.1 million, or 58.2%, to $8.5 million for the three months ended September 30, 2011, from $5.4 million for the three months ended September 30, 2010. This increase was primarily attributable to the 44.0% increase in average TEUs of owned containers, partly offset by the net impact of implementing higher residual values for our containers effective January 1, 2011. This change in residual values reduced depreciation expense and increased the Company’s pre-tax income by approximately $0.9 million and increased net income by approximately $0.7 million for the three months ended September 30, 2011.

Gain on Disposition of Used Container Equipment. Gain on disposition of used container equipment increased by $1.9 million, or 103.6%, to $3.7 million for the three months ended September 30, 2011, from $1.8 million for the three months ended September 30, 2010. We sold 12% more containers during the three months ended September 30, 2011 at a significantly higher profit margin compared to the three months ended September 30, 2010.

(Gain) Loss on Foreign Exchange. We recorded a gain of $0.2 million on foreign exchange transactions for the three months ended September 30, 2011 compared to a loss of $0.1 million during the three months ended September 30, 2010. Gains and losses on foreign currency primarily occur when foreign denominated financial assets and liabilities are either settled or remeasured in U.S. dollars. The increase in the value of the U.S. dollar relative to foreign currencies (primarily Euros and British Pound Sterling) resulted in U.S. dollar denominated assets held at some of our foreign subsidiaries to increase in value relative to the foreign subsidiaries local currencies.

Net Interest Expense. Net interest expense of $4.3 million for the three months ended September 30, 2011 increased by $2.9 million, or 198.3%, from $1.4 million for the three months ended September 30, 2010. The increase in net interest expense was due primarily to an increase in the average principal balance of our debts.

Income Tax Expense. Income tax expense for the three months ended September 30, 2011 was $3.6 million, a $4.1 million increase compared to a tax benefit of $0.5 million for the three months ended September 30, 2010. For the three months ended September 30, 2010, we recorded a $2.1 million reduction of an accrued tax liability due to the lapsing of the statute of limitation relating to an uncertain tax position. Without this reduction, income tax expense would have been $1.6 million and the effective tax rate would have been 18.3% for the three months ended September 30, 2010. The effective tax rate for the three months ended September 30, 2011 was 20.6%, which together with the growth in pre-tax income, resulted in a higher income tax expense in the quarter.

Index

Segment Information

The following table summarizes our results of operations for each of our business segments for the three months ended September 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2011	2010	Amount	Percent Change

Container Leasing
Total revenue	$29,215	$17,875	$11,340	63.4%
Operating expenses	8,999	8,565	434	5.1
Interest expense	4,300	1,442	2,858	198.2
Income before taxes attributable to segment	$15,916	$7,868	$8,048	102.3
Container Management
Total revenue	$3,747	$2,244	$1,503	67.0%
Operating expenses	2,275	1,422	853	60.0
Income before taxes attributable to segment	$1,472	$822	$650	79.1

Container Leasing. Total revenue from our container leasing segment increased $11.3 million, or 63.4%, to $29.2 million for the three months ended September 30, 2011 from $17.9 million during the three months ended September 30, 2010. The increase was primarily due to an increase in the number of containers on lease, and an increase in average per diem rental rates.

Total operating expenses for the container leasing segment for the three months ended September 30, 2011 increased $0.4 million, or 5.1%, to $9.0 million, from $8.6 million for the three months ended September 30, 2010. The increase was attributable to higher depreciation expense, partly offset by the higher gain on sale of used container equipment.

Interest expense for the three months ended September 30, 2011 increased $2.9 million, or 198.2%, to $4.3 million compared to $1.4 million for the three months ended September 30, 2010. The increase in interest expense was primarily due to the increase in our average debt balance.

Container Management. Total revenue of $3.7 million from our container management segment for the three months ended September 30, 2011 was $1.5 million, or 67.0%, higher than the $2.2 million revenue we reported for this segment for the three months ended September 30, 2010. The increase was primarily due to higher commissions earned on the sale of used containers and higher average per diem rates, partially offset by a small reduction in the size of the managed container fleet. In addition, a gain on sale of container portfolios of $0.7 million was recorded in the three months ended September 30, 2011.  No sales were made to investors in the three months ended September 30, 2010.

Total operating expenses of $2.3 million for the container management segment for the three months ended September 30, 2011 increased $0.9 million, or 60.0%, from $1.4 million for the three months ended September 30, 2010, as a result of the higher allocation of MG&A expense.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The following table summarizes our operating results for the nine months ended September 30, 2011 and 2010 (dollars in thousands):

	Nine Months Ended September 30,		Increase
	2011	2010	Amount	Percent
Total revenue	$89,463	$52,675	$36,788	69.8%
Operating expenses	32,339	30,311	2,028	6.7
Net income attributable to CAI common stockholders	37,298	17,886	19,412	108.5

Total revenue of $89.5 million for the nine months ended September 30, 2011 increased $36.8 million, or 69.8%, from $52.7 million for the nine months ended September 30, 2010, due primarily to the increase in the number of owned containers on lease, higher utilization of owned and managed containers and higher per diem rates resulting in increased container rental revenue and management fee revenue. Additionally, there was an increase in gain on sale of container portfolios as a result of higher margin on containers sold to investors.  Operating expenses of $32.3 million for the nine months ended September 30, 2011 were $2.0 million, or 6.7%, higher than the $30.3 million recorded for the nine months ended September 30, 2010, primarily due to an increase in depreciation expense, partly offset by the higher gain on sale of used container equipment and lower storage, handling and other expenses. The increase in revenue and reduction in operating expenses resulted in a $19.4 million, or 108.5%, increase in net income attributable to CAI common stockholders to $37.3 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Index

Revenue. The composition of our revenue is shown on our unaudited consolidated financial statements included in this filing. The following discussion explains the significant changes in the composition of our total revenue for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010:

Container Rental Revenue. Container rental revenue increased $31.2 million, or 71.7%, to $74.7 million for the nine months ended September 30, 2011 from $43.5 million for the nine months ended September 30, 2010. This was primarily caused by an increase in revenue of $18.5 million attributable to an increase in the number of containers on lease, reflecting a 49.2% increase in the average size of our owned fleet and a 3.1 percentage point increase in utilization, and a $12.7 million increase due to a 21.8% increase in average per diem rental rates.

Management Fee Revenue. Management fee revenue for the nine months ended September 30, 2011 was $9.9 million, an increase of $2.9 million, or 41.6%, from $7.0 million for the nine months ended September 30, 2010. The increase in managed container utilization and average per diem rates, partially offset by a reduction in the size of the managed container fleet, resulted in higher profitability in most of our investors’ portfolios. In addition, we earned higher commissions on the sale of managed containers as a result of higher average selling prices during the nine months ended September 30, 2011.

Gain on Sale of Container Portfolios. Gain on sale of container portfolios increased $1.7 million to $2.3 million for the nine months ended September 30, 2011, a 281.9% increase from a gain of $0.6 million for the nine months ended September 30, 2010. The increase was due primarily to higher margins on containers sold to investors, partly offset by lower volumes of containers sold compared to the nine months ended September 30, 2010.

Finance Lease Income. Finance lease income increased $1.0 million, or 61.1%, to $2.6 million during the nine months ended September 30, 2011, from $1.6 million during the nine months ended September 30, 2010, due primarily to the higher interest income resulting from the increase in new finance lease contracts.

Expenses.  The following discussion explains the significant changes in expenses for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010:

Depreciation of Container Rental Equipment. Depreciation of container rental equipment increased by $8.6 million, or 61.3%, to $22.7 million for the nine months ended September 30, 2011, from $14.1 million for the nine months ended September 30, 2010. This increase was primarily attributable to a 49.2% increase in average TEUs of owned containers, partly offset by the net impact of implementing new residual values for containers effective January 1, 2011. This change in residual values reduced depreciation expense and increased the Company’s pre-tax income by approximately $2.8 million, and increased net income by approximately $2.3 million for the nine months ended September 30, 2011.

Gain on Disposition of Used Container Equipment. Gain on disposition of used container equipment increased by $4.4 million, or 76.2%, to $10.2 million for the nine months ended September 30, 2011, from $5.8 million for the nine months ended September 30, 2010. Although we sold 30% fewer containers during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, the sales price and associated profit margin were significantly higher.

Storage, Handling and Other Expenses. Storage, handling and other expenses decreased by $1.4 million, or 28.8%, to $3.5 million for the nine months ended September 30, 2011, from $4.9 million for the nine months ended September 30, 2010. The higher utilization of our owned containers has resulted in fewer containers in storage resulting in lower handling, storage and other related charges.

(Gain) Loss on Foreign Exchange. We recognized a gain on foreign exchange of $0.2 million for the nine months ended September 30, 2011 compared to a loss on foreign exchange of $0.5 million in the prior year. Gains and losses on foreign currency primarily occur when foreign denominated financial assets and liabilities are either settled or remeasured in U.S. dollars. The gain on foreign exchange for the nine months ended September 30, 2011 was primarily the result of the strengthening of the U.S. dollar against foreign currencies.

Net Interest Expense. Net interest expense of $10.8 million for the nine months ended September 30, 2011 increased by $7.7 million, or 243.7%, from $3.1 million for the nine months ended September 30, 2010. The increase in net interest expense was due primarily to an increase in the average principal balance of our debts.

Income Tax Expense. Income tax expense for the nine months ended September 30, 2011 was $8.4 million, a $7.1 million, or 555.0%, increase from $1.3 million for the nine months ended September 30, 2010. For the nine months ended September 30, 2010, we recorded a $2.1 million reduction of an accrued tax liability due to the lapsing of the statute of limitation relating to an uncertain tax position. Without this reduction, income tax expense would have been $3.4 million and the effective tax rate would have been 17.7% for the nine months ended September 30, 2010. The effective rate for the nine months ended September 30, 2011 was 18.2%, which together with the growth in pre-tax income, resulted in a higher income tax expense for the current year.

Index

Segment Information

The following table summarizes our results of operations for each of our business segments for the nine months ended September 30, 2011 and 2010 (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2011	2010	Amount	Percent Change
Container Leasing
Total revenue	$77,263	$45,100	$32,163	71.3%
Operating expenses	25,722	25,897	(175)	(0.7)
Interest expense	10,803	3,262	7,541	231.2
Income before taxes attributable to segment	$40,738	$15,941	$24,797	155.6
Container Management
Total revenue	$12,200	$7,575	$4,625	61.1%
Operating expenses	6,617	4,414	2,203	49.9
Income before taxes attributable to segment	$5,583	$3,161	$2,422	76.6

Container Leasing. Total revenue from our container leasing segment increased $32.2 million, or 71.3%, to $77.3 million for the nine months ended September 30, 2011 from $45.1 million during the nine months ended September 30, 2010. The increase was primarily due to an increase in the number of our owned containers on lease, higher average utilization of our owned containers and an increase in average per diem rental rates.

Total operating expenses for the container leasing segment for the nine months ended September 30, 2011 were consistent with the prior year.

Interest expense for the nine months ended September 30, 2011 increased $7.5 million, or 231.2%, to $10.8 million compared to $3.3 million for the nine months ended September 30, 2010. The increase in interest expense was primarily due to the increase in our average debt balance.

Container Management. Total revenue of $12.2 million from our container management segment for the nine months ended September 30, 2011 was $4.6 million, or 61.1%, higher than the $7.6 million revenue we reported for this segment for the nine months ended September 30, 2010. Higher utilization and per diem rates for our managed containers resulted in increased profitability for our managed portfolios generating higher management fee income. We also earned higher commissions on the sale of managed containers as a result of higher average selling prices.  In addition, we recorded a gain on sale of container portfolios of $2.3 million for the nine months ended September 30, 2011, compared to $0.6 million for the nine months ended September 30, 2010.

Total operating expenses of $6.6 million for the container management segment for the nine months ended September 30, 2011 increased $2.2 million, or 49.9%, from $4.4 million for the nine months ended September 30, 2010, primarily due to higher allocation of MG&A expense.

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

As of September 30, 2011, the maximum credit commitment under our existing revolving credit facility was $330.0 million. The maximum credit commitment was increased to $360.0 million effective October 26, 2011.  The facility may be increased under certain conditions described in the agreement. In addition, there is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to us. These credit commitments are part of, and not in addition to, the maximum credit commitment. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar Rate loans as defined in the revolving credit facility. As of September 30, 2011 the interest rate on our revolving credit facility was 2.7%. Our revolving credit facility will expire on September 25, 2014.

Index

As of September 30, 2011, we had a balance of $236.1 million and availability of $93.8 million under our revolving credit facility (net of $0.1 million in letters of credit), subject to our ability to meet the collateral requirements under the agreement governing our revolving credit facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

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

We intend to use our revolving credit facility primarily to fund the purchase of containers in the future. As of September 30, 2011, we had commitments to purchase $17.8 million of container equipment and had rental equipment payable of $50.8 million. We have typically used our cash flow from operations and the proceeds from sales of container portfolios to container investors to repay our revolving credit facility. As we expand our owned fleet, our revolving credit facility balance will be higher and will result in higher interest expense. In addition to customary events of default, our revolving credit facility and term loans contain restrictive covenants, including limitations on certain liens, indebtedness and investments.  In addition, all of our facilities contain certain restrictive financial covenants.  The covenants require us to maintain (1) a maximum consolidated funded debt to consolidated tangible net worth ratio of 3.50:1.00; and (2) a minimum fixed charge coverage ratio of 1.20:1.00. We were in compliance with both covenants at September 30, 2011. Restrictions imposed by the financial covenants could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities.

Our capital leases are denominated in U.S. dollars and Euros, are financed by various European banks and financial institutions and secured by their underlying assets. As of September 30, 2011, our capital lease obligations totaled $11.7 million, with floating interest rates averaging 3.2%.

On August 20, 2009, we signed a $10.0 million, five-year loan agreement with the Development Bank of Japan (DBJ). The loan is payable in 19 quarterly installments of $0.2 million starting October 31, 2009 and a final payment of $6.2 million on July 31, 2014. The loan bears a variable interest rate based on BBA LIBOR and is secured by certain of our container rental equipment. As of September 30, 2011, the loan had a balance of $8.4 million, of which $0.8 million is repayable within one year, and an interest rate of 2.7%. DBJ owned approximately 9.4% of the Company’s outstanding common stock as of the date of closing of the loan agreement. DBJ’s ownership of the Company’s total outstanding common stock has been reduced to approximately 4.9% after selling 753,000 shares in December 2010.

On December 20, 2010, we entered into a Term Loan Agreement with a consortium of banks. Under this loan agreement, we were eligible to borrow up to $300.0 million, subject to certain borrowing conditions, which amount is secured by certain assets of our wholly owned foreign subsidiaries. We initially borrowed $185.0 million under the agreement and drew down the remaining $115.0 million of the loan facility during the three months ended September 30, 2011. The loan agreement is an amortizing facility with a term of six years, originally with quarterly payments of principal of $6.0 million each (i.e. 2.0% of the aggregate commitment).  Any unpaid principal will be due on December 20, 2016.

On March 11, 2011 we entered into an Amendment to the Term Loan Agreement which reduced the quarterly payments of principal for the $185.0 million initially borrowed to $3.7 million each (i.e. 2.0% of the drawn amount) for the first 23 quarterly payment dates with a final payment of $99.9 million (54.0% of the drawn amount) due on December 20, 2016. The quarterly payments of principal on the additional draw downs (each determined separately) is an amount equal to the product of (x) the quotient obtained by dividing 46.0% by the number of remaining scheduled principal payment dates, as of the draw down date and (y) the initial principal balance of such term loan, with a final payment due on December 20, 2016 of 54.0% of the initial principal balance of such term loan. The loan bears a variable interest rate based on LIBOR for Eurodollar loans, and Base Rate for base rate loans.  The Base Rate is defined as the highest of (i) the federal funds rate plus 1/2 of 1.0%, (ii) the prime rate (as published in The Wall Street Journal), and (iii) the Eurodollar rate (for three-month loans) plus 1.0%. The proceeds from this borrowing were used to pay part of our revolving credit facility. As of September 30, 2011, the loan had a balance of $286.8 million, of which $25.0 million is repayable within one year, and an interest rate of 3.3%. The loan agreement contains various financial and other covenants. As of September 30, 2011, we were in compliance with all the covenants under the agreement.

On September 9, 2011, our wholly-owned indirect subsidiary, CAL Funding I Limited, entered into a credit facility for $100.0 million of asset-backed warehouse notes, which facility may be increased to $200.0 million subject to certain conditions.  There was no funding under the facility at closing but the commitment to fund under the notes is available until September 8, 2013.  The notes bear a variable interest rate based on LIBOR during the initial two-year funding period.  If the notes are not refinanced or renewed during this two-year period, the facility is structured to amortize over a term that is scheduled to be ten years, but not to exceed 15 years.  The facility contains various financial and other covenants.  The proceeds from the facility will be used to finance equipment purchases and leases. As of September 30, 2011, no funds had been drawn down from this credit facility.  The warehouse facility is secured by containers and other assets owned by CAL Funding I Limited.

Index

On April 15, 2011, we filed a universal shelf registration statement on Form S-3 with the SEC. Under this shelf registration statement, we may sell various debt and equity securities, or a combination thereof, to be offered from time-to-time up to an aggregate offering price of $250.0 million for all securities, and the selling stockholders may sell up to 2,500,000 shares of common stock in one or more offerings.

Cash Flow

The following table sets forth certain cash flow information for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended September 30,
	2011	2010

Net income	$37,891	$17,935
Adjustments to income	13,862	7,092
Net cash provided by operating activities	51,753	25,027
Net cash used in investing activities	(333,623)	(65,265)
Net cash provided by financing activities	280,392	37,171
Effect on cash of foreign currency translation	234	(206)
Net decrease in cash	(1,244)	(3,273)
Cash at beginning of period	14,393	14,492
Cash at end of period	$13,149	$11,219

Cash Flows from Operating Activities

Net cash provided by operating activities of $51.8 million for the nine months ended September 30, 2011 increased $26.7 million from $25.0 million for the nine months ended September 30, 2010. The increase was primarily due to a $20.0 million increase in net income, resulting primarily from an increase in the number of containers on lease and an increase in average per diem rental rates, and a $4.0 million improvement in net working capital.

Cash Flows from Investing Activities

Net cash used in investing activities increased $268.4 million to $333.6 million for the nine months ended September 30, 2011 from $65.3 million for the nine months ended September 30, 2010. The increase in cash usage was primarily attributable to a $282.1 million increase in the purchase of containers, partially offset by a $12.5 million increase in net proceeds from the sale of container portfolios.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2011 was $280.4 million compared to $37.2 million for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, we increased our borrowings under our credit facilities by $270.5 million while repayments of bank debt and capital lease obligations increased by $9.7 million. The proceeds from bank borrowings were used to finance our acquisition of containers.

Index

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments by due date as of September 30, 2011 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	More than 5 years
Total debt obligations:
Revolving credit facility	$236,100	$-	$-	$236,100	$-	$-	$-
Term loan - banks	286,819	24,964	24,964	24,964	24,964	24,963	162,000
Related party term loan	8,400	800	800	6,800	-	-	-
Interest on debt and capital lease obligations (1)	60,317	16,330	15,337	14,381	6,866	6,007	1,396
Rental equipment payable	50,773	50,773	-	-	-	-	-
Rent, office facilities and equipment	6,247	1,255	1,001	955	967	984	1,085
Capital lease obligations	11,680	3,244	3,248	1,603	1,423	910	1,252
Container purchases commitments	17,752	17,752	-	-	-	-	-
Total contractual obligations	$678,088	$115,118	$45,350	$284,803	$34,220	$32,864	$165,733

(1)
Our estimate of interest expense commitment includes $19.4 million relating to our revolving credit facility, $0.6 million relating to our related party term loan, $39.5 million relating to our term loan with a consortium of banks and $0.8 million relating to our capital lease obligations. The calculation of interest related to our revolving credit facility and capital lease obligations assumes that the weighted average interest rates of 2.7% and 3.2%, respectively, as of September 30, 2011 will remain at the same level over the next five years. We expect that the interest rate will vary over time based upon fluctuations in the underlying indexes upon which this interest rate is based. The interest relating to our related party term loan and term loan payable to banks was based on interest rates as of September 30, 2011 of 2.7% and 3.3%, respectively, over the above periods.

See Note 6 to our unaudited consolidated financial statements included in this filing for a description of the terms of our revolving credit facilities, term loans and capital lease obligations.

Off-Balance Sheet Arrangements

As of September 30, 2011, we had no off-balance sheet arrangements or obligations other than noted below. An off-balance sheet arrangement includes any contractual obligation, agreement or transaction arrangement involving an unconsolidated entity under which we would have: (1) retained a contingent interest in transferred assets; (2) an obligation under derivative instruments classified as equity; (3) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing, hedging or research and development services with us; or (4) made guarantees.

We transferred ownership of certain containers to Japanese container funds which were established by Japan Investment Adviser Co., Ltd. (JIA) and CAIJ. CAIJ is an 80%-owned subsidiary of CAI with the remaining 20% owned by JIA. JIA is owned and controlled by a Managing Director of CAIJ. Prior to the purchase of containers from us, the purchasing entities had received contributions from unrelated Japanese investors, under separate Japanese investment agreements allowed under Japanese commercial laws. The contributions were used to purchase container equipment from us. Under the terms of the agreements, the CAI-related Japanese entities manage each of the investments but may outsource the whole or part of each operation to a third party. Pursuant to its services agreements with investors, the Japanese container funds have outsourced the general management of their operations to CAIJ. The Japanese container funds have also entered into equipment management service agreements whereby we manage the leasing activity of containers owned by the Japanese container funds. The profit or loss from each investment will substantially belong to each respective investor, except with respect to two Japanese funds where the terms of the transaction provide us with an option to purchase the containers at a fixed price. When we exercise our purchase options on the two consolidated Japanese funds and resell the containers to a third party, we realize the associated profit at the time of sale. (See Notes 3 and 10 to our unaudited consolidated financial statements included in this report).

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

The above changes reduced our depreciation expense and increased our pre-tax income by approximately $0.9 million and $2.8 million, increased our net income by approximately $0.7 million and $2.3 million and increased our diluted earnings per share by $0.04 and $0.11 for the three and nine months ended September 30, 2011, respectively.

There were no other changes to our accounting policies during the nine months ended September 30, 2011. See Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 16, 2011.

Recent Accounting Pronouncements

The most recent accounting pronouncements that are relevant to our business are described in Note 2(b) to our unaudited consolidated financial statements included in this filing.

Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in foreign exchange rates and interest rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Foreign Exchange Rate Risk. Although we have significant foreign-based operations, the U.S. dollar is our primary operating currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. We had equipment sales in British Pound Sterling and Euros and incurred overhead costs in foreign currencies, primarily in British Pound Sterling and Euros. Our foreign subsidiary, CAI Consent AB, has significant amounts of revenue as well as expenses denominated in Euros. During the nine months ended September 30, 2011, the U.S. dollar has strengthened in relation to other major foreign currencies (such as the Euro and British Pound Sterling). The increase in the value of the U.S. dollar relative to foreign currencies will result in U.S. dollar denominated assets held at some of our foreign subsidiaries to increase in value relative to the foreign subsidiaries’ local currencies. An increase in the value of the U.S. dollar will also increase our revenues and expenses denominated in foreign currencies. For the nine months ended September 30, 2011, we recognized a gain on foreign exchange of $0.2 million.

Interest Rate Risk. The nature of our business exposes us to market risk arising from changes in interest rates to which our variable-rate debt is linked. As of September 30, 2011, the principal amount of debt outstanding under the variable-rate arrangement of our revolving credit facility was $236.1 million. In addition, the capital lease obligations we assumed in conjunction with the acquisition of Consent had a balance of $11.7 million as of September 30, 2011 and have variable interest rates. We have a term loan agreement with Development Bank of Japan. The loan bears a variable interest rate and had a balance of $8.4 million as of September 30, 2011. We also have a term loan agreement with a consortium of banks. The loan bears a variable interest rate and had a balance of $286.8 million as of September 30, 2011.  A 1.0% increase or decrease in underlying interest rates for these obligations will increase or decrease interest expense by approximately $5.4 million annually assuming debt remains constant at September 30, 2011 levels.

Credit Risk

We maintain detailed credit records about the container lessees for our total fleet. Our credit policy sets different maximum exposure limits for our container lessees. Credit criteria may include, but are not limited to, container lessee trade route, country, social and political climate, assessments of net worth, asset ownership, bank and trade credit references, credit bureau reports, including those from Dynamar, operational history and financial strength. We monitor container lessees’ performance and lease exposures on an ongoing basis, and our credit management processes are aided by the long payment experience we have with most of the container lessees for our total fleet and our broad network of long-standing relationships in the shipping industry that provide current information about the container lessees for our total fleet. In managing this risk we also make an allowance for doubtful accounts. The allowance for doubtful accounts is developed based on two key components: (1) specific reserves for receivables where management believes full collection is doubtful; and (2) reserve for estimated losses inherent in the aged receivables portfolio. An allowance of $0.8 million has been established against certain receivables as of September 30, 2011 compared to $2.2 million as of December 31, 2010.  The decrease of approximately $1.4 million was primarily due to the collection of past due and current billings from a certain customer for which $0.9 million had been placed in reserves as of December 31, 2010.  We wrote off less than $0.1 million of accounts receivable during the nine months ended September 30, 2011.

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

Index

ITEM 4.	CONTROLS AND PROCEDURES

 Management Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e), of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2011 our disclosure controls and procedures were effective with respect to controls and procedures designed to ensure that information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and are accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time we may be a party to litigation matters or disputes arising in the ordinary course of business, including in connection with enforcing our rights under our leases. Currently, we are not a party to any legal proceedings which are material to our business, financial condition or results of operations.

ITEM 1A.	RISK FACTORS

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

Index

CAI INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAI International, Inc. (Registrant)

November 2, 2011	/s/ VICTOR M. GARCIA
Victor M. Garcia
President and Chief Executive Officer
(Principal Executive Officer)

November 2, 2011	/s/ TIMOTHY B. PAGE
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

10.1
Series 2011-1 Note Purchase Agreement, dated September 9, 2011, among CAL Funding I Limited, Container Applications Limited, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bank of America, National Association, and the other purchasers and deal agents named therein (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K, dated September 14, 2011).

10.2
Series 2011-1 Supplement, dated September 9, 2011, between CAL Funding I Limited and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K, dated September 14, 2011).

10.3
Indenture, dated September 9, 2011, between CAL Funding I Limited and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.3 of our Current Report on Form 8-K, dated September 14, 2011).

10.4
Performance Guaranty, dated September 9, 2011, between CAI International, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.4 of our Current Report on Form 8-K, dated September 14, 2011).

10.5
Contribution and Sale Agreement, dated September 9, 2011, between Container Applications Limited and CAL Funding I Limited (incorporated by reference to Exhibit 99.5 of our Current Report on Form 8-K, dated September 14, 2011).

10.6
Container Management Services Agreement, dated September 9, 2011, among CAL Funding I Limited, Container Applications Limited and CAI International, Inc. (incorporated by reference to Exhibit 99.6 of our Current Report on Form 8-K, dated September 14, 2011).

10.7
Form of Series 2011-1 Secured Note issued by CAL Funding I Limited to Bank of America, National Association (incorporated by reference to Exhibit 99.7 of our Current Report on Form 8-K, dated September 14, 2011).

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

101
The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.  The information in Exhibit 101 is “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.