Form 10-K
period 2011-12-31
CAI International, Inc.
filed 2012-03-08
CIK 1388430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                     to
Commission file number-001-33388

CAI International, Inc.
(Exact name of registrant as specified in the charter)

Delaware	94-3109229
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Steuart Tower
1 Market Plaza, Suite 900 San Francisco, California	94105
(Address of principal executive office)	(Zip Code)

(415) 788-0100
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.0001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in the Exchange Act Rule 12b-2). Yes ☐   No ☒

As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, there were 19,295,359 shares of the registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the New York Stock Exchange on June 30, 2011) was approximately $252.0 million. Shares of registrant’s common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2012, there were 19,295,359 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2012 Annual Meeting of Stockholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2011, are incorporated by reference into Part III hereof.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and service development efforts. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Annual Report on Form 10-K, the words “may”, “might”, “should”, “estimate”, “project”, “plan”, “anticipate”, “expect”, “intend”, “outlook”, “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under the caption Item 1A. “Risk Factors” in this annual report and in all our other filings filed with the Securities and Exchange Commission (SEC). We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our filings with the SEC.

WEBSITE ACCESS TO COMPANY’S REPORTS AND CODE OF ETHICS

Our Internet website address is http://www.capps.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act) are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Our Code of Business Conduct and Ethics is also available on our website.

Also, copies of our filings with the SEC and Code of Business Conduct and Ethics will be made available, free of charge, upon written request.

SERVICE MARKS MATTERS

The following items referred to in this annual report are registered or unregistered service marks in the United States and/or foreign jurisdictions pursuant to applicable intellectual property laws and are the property of us and our subsidiaries: CAI® and CAI International®.

 PART I

ITEM 1.	BUSINESS

Our Company

We are one of the world’s leading container leasing and management companies. We operate our business through two segments: container leasing and container management. We purchase new and used containers, lease them primarily to container shipping lines, freight forwarders and other transportation companies and either retain them as part of our owned fleet or sell them to container investors for whom we then provide management services. In operating our fleet, we lease, re-lease and dispose of containers and contract for the repair, repositioning and storage of containers. As of December 31, 2011, our fleet comprised 928,655 20-foot equivalent units or TEUs, the industry’s standard measurement unit, 49.3% of which represented our managed fleet and 50.7% of which represented our owned fleet.

We lease our containers to lessees under long-term leases, short-term leases and finance leases. Long-term leases cover a specified number of containers that will be on lease for one year or more. Short-term leases provide lessees with the ability to lease containers either for a fixed term of less than one year or without a fixed term on an as-needed basis, with flexible pick-up and drop-off of containers at depots worldwide, subject to certain restrictions. Finance leases are long-term lease contracts that generally grant the lessee the right to purchase the container at the end of the term for a nominal amount. As of December 31, 2011, 95.3% of our fleet, as measured in TEUs, was on lease, with 78.7% of these containers on long-term leases, 17.4% on short-term leases and 3.9% on finance leases.

We manage containers for container investors under management agreements that cover portfolios of containers. Our management agreements have multiple year terms and provide that we receive a management fee based upon the actual rental revenue for each container less the actual operating expenses directly attributable to that container. We also receive fees for selling used containers on behalf of container investors.

Our container leasing segment revenue comprises container rental revenue and finance lease income from our owned fleet, and our container management segment revenue comprises gain on sale of container portfolios and management fee revenue for managing containers for container investors. The operating results of each segment and details of our revenues for the years ended December 31, 2011, 2010 and 2009 and information regarding the geographic areas in which we do business are summarized in Note 15 to our consolidated financial statements included in this filing. For the year ended December 31, 2011, we recorded total revenue of $125.7 million, net income of $50.2 million and adjusted EBITDA of $118.8 million. A comparison of our 2011 financial results with those of the prior years and a definition of adjusted EBITDA, as well as a reconciliation to the nearest GAAP measure, can be found on Item 6, Selected Financial Data of this Form 10-K filing.

Our container lessees use containers for their global trade utilizing many worldwide trade routes. We earn our revenue from international carriers when the containers are in use and carrying cargo around the world. Most of our leasing related revenue is denominated in U.S. dollars. All of our containers are used internationally and no one container is domiciled in one particular place for a prolonged period of time. As such, all of our long-lived assets are considered to be international with no single country of use.

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

On May 16, 2007, we completed an initial public offering of our common stock and listed our common stock on the New York Stock Exchange under the symbol “CAP”. On April 30, 2008, we acquired CAI Consent Sweden AB (Consent), formerly named Consent Equipment AB, a European container and intermodal equipment leasing company, for $14.6 million in cash (net of $1.3 million cash acquired) and the assumption of approximately $25.7 million in debt. Consent was headquartered in Gothenburg, Sweden at the time of its acquisition. In February 2010, Consent’s headquarters were transferred to the United Kingdom. Consent also has an office in Delmenhorst, Germany, which has remained open.

On December 20, 2011, we formed CAI Rail Inc. (CAI Rail), as a wholly owned subsidiary of CAI International, Inc.  CAI Rail was formed to purchase and lease-out a fleet of railcars in North America.

Corporate Information

Our corporate headquarters and principal executive offices are located at Steuart Tower, 1 Market Plaza, Suite 900, San Francisco, California 94105. Our telephone number is (415) 788-0100 and our Web Site is located at http://www.capps.com. We have a branch office located in Charleston, South Carolina. We operate our business in 13 offices in 11 countries including the United States, and have agents in Asia, Europe, South Africa, Australia and South America. Our wholly owned international subsidiaries are located in the United Kingdom, Japan, Malaysia, Sweden, Germany, Barbados and Bermuda. We also own 80% of CAIJ, Inc., which is an investment manager for container investors in Japan.

Industry Overview

We operate in the worldwide intermodal freight container leasing industry. Intermodal freight containers, or containers, are large, standardized steel boxes used to transport cargo by a number of means, including ship, truck and rail. Container shipping lines use containers as the primary means for packaging and transporting freight internationally, principally from export-oriented economies in Asia to other Asian countries, North America and Western Europe.

Containers are built in accordance with standard dimensions and weight specifications established by the International Standards Organization (ISO). The industry-standard measurement unit is the 20-foot equivalent unit, or TEU, which compares the size of a container to a standard container 20’ in length. For example, a 20’ container is equivalent to one TEU and a 40’ container is equivalent to two TEUs. The standard dry van containers are eight feet wide, come in lengths of 20’or 40’ and are either 8’6” or 9’6” tall. The two principal types of containers are described as follows:

•
Dry van containers. A dry van container is constructed of steel sides, roof and end panel with a set of doors on the other end, a wooden floor and a steel undercarriage. Dry van containers are the least expensive and most commonly used type of container. According to Container Census, 2011- Survey and Forecast of Global Container Units, published by Drewry Maritime Research, dry van containers comprised approximately 89.4% of the worldwide container fleet, as measured in TEUs, as of the end of 2010. They are used to carry general cargo, such as manufactured component parts, consumer staples, electronics and apparel.

•
Specialized equipment. Specialized equipment consists of open-top, flat-racks, palletwide containers, swapbodies, roll trailers, refrigerated containers and generator sets. An open-top container is similar in construction to a dry van container except that the roof is replaced with a tarpaulin supported by removable roof bows. A flat-rack container is a heavily reinforced steel platform with a wood deck and steel end panels. Open-top and flat-rack containers are generally used to move heavy or oversized cargo, such as marble slabs, building products or machinery. Palletwide containers are a type of dry-van container externally similar to ISO standard containers, but internally about two inches wider so as to accommodate two European-sized pallets side-by-side. Swapbodies are a type of dry van container designed to be easily transferred between rail, truck, and barge and are equipped with legs under their frames. Roll trailers are a type of flat-bed trailer equipped with rubber wheels underneath for terminal haulage and stowage on board of roll-on/roll-off vessels. A refrigerated container has an integrated refrigeration unit on one end which plugs into a generator set or other outside power source and is used to transport perishable goods. According to Container Census, 2011- Survey and Forecast of Global Container Units, published by Drewry Maritime Research, specialized containers comprised approximately 10.6% of the worldwide container fleet, as measured in TEUs, as of the end of 2010.

Containers provide a secure and cost-effective method of transportation because they can be used in multiple modes of transportation, making it possible to move cargo from a point of origin to a final destination without repeated unpacking and repacking. As a result, containers reduce transit time and freight and labor costs as they permit faster loading and unloading of shipping vessels and more efficient utilization of transportation containers than traditional bulk shipping methods. The protection provided by containers also reduces damage, loss and theft of cargo during shipment. While the useful economic life of containers varies based upon the damage and normal wear and tear suffered by the container, we estimate that the useful economic life of a dry van container used in intermodal transportation is 12.5 years.

Container shipping lines own and lease containers for their use. The Container Census, 2011- Survey and Forecast of Global Container Units, published by Drewry Maritime Research, estimates that as of the end of 2010, transportation companies (including container shipping lines and freight forwarders), owned approximately 58.8% of the total worldwide container fleet and container leasing companies owned approximately 41.2% of the total worldwide container fleet based on TEUs. Given the uncertainty and variability of export volumes and the fact that container shipping lines have difficulty in accurately forecasting their container requirements at different ports, the availability of containers for lease significantly reduces a container shipping line’s need to purchase and maintain excess container inventory. In addition, container leases allow the container shipping lines to adjust their container fleets both seasonally and over time and help to balance trade flows. The flexibility offered by container leasing helps container shipping lines improve their overall fleet management and provides the container shipping lines with an alternative source of financing.

Our Operations

Container Fleet Overview. The table below summarizes the composition of our fleet as of December 31, 2011 by type of container:

	Dry Van Containers	Percent of Total Fleet	Specialized Equipment	Percent of Total Fleet	Total	Percent of Total Fleet
Managed Fleet in TEU	449,797	48.5%	8,457	0.9%	458,254	49.3%
Owned fleet in TEU	423,779	45.6%	46,622	5.0%	470,401	50.7%
Total	873,576	94.1%	55,079	5.9%	928,655	100.0%

Overview of Management Services. We lease, re-lease and dispose of containers and contract for the repair, repositioning and storage of our managed fleet. Our management agreements have multiple year terms and provide that we receive a management fee based upon the actual net operating revenue for each container, which is equal to the actual rental revenue for a container less the actual operating expenses directly attributable to that container. Management fees are collected monthly or quarterly, depending upon the agreement, and generally are not paid if net operating revenue is zero or less for a particular period. If operating expenses exceed revenue, container investors are required to pay the excess or we may deduct the excess, including our management fee, from future net operating revenue. Under these agreements, we typically receive a commission for selling or otherwise disposing of containers for the container investor. Our management agreements generally require us to indemnify the container investor for liabilities or losses arising out of our breach of our obligations. In return, the container investor typically indemnifies us in our capacity as the manager of the container against breach by the container investor, sales taxes on commencement of the arrangement, withholding taxes on payments to the container investor under the management agreement and any other taxes, other than our income taxes, incurred with respect to the containers that are not otherwise included as operating expenses deductible from revenue.

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

We believe that our long-standing relationships with our lessees and the close communications we maintain with their operating staffs represent an important advantage for us. As of December 31, 2011, we employed 54 people within our marketing and operations group in eight countries. In addition, we have 13 independent agents in 10 other countries that help support our marketing and operations group.

Overview of Our Leases. To meet the needs of our lessees and achieve a favorable utilization rate, we lease containers under three main types of leases:

•
Long-Term Leases. Our long-term leases specify the number of containers to be leased, the pick-up and drop-off locations, the applicable per diem rate and the contractual term. We typically enter into long-term leases for a fixed term ranging from three to eight years, with five-year term leases being most common. Our long-term leases generally require our lessees to maintain all units on lease for the duration of the lease, which provides us with scheduled lease payments. Some of our long-term leases contain an early termination option and afford the lessee continuing supply and total interchangeability of containers, with the ability to redeliver containers if the lessee’s fleet requirements change. As of December 31, 2011, approximately 78.7% of our on-lease fleet, as measured in TEUs, was under long-term leases.

•
Short-Term Leases. Short-term leases include both master interchange leases and customized short-term leases. Master interchange leases provide a master framework pursuant to which lessees can lease containers on an as-needed basis, and thus command a higher per diem rate than long-term leases. The terms of master interchange leases are typically negotiated on an annual basis. Under our master interchange leases, lessees know in advance their per diem rates and drop-off locations, subject to monthly port limits. We also enter into other short-term leases that typically have a term of less than one year and are generally used for one-way leasing, typically for small quantities of containers. The terms of short-term leases are customized for the specific requirements of the lessee. Short-term leases are sometimes used to reposition containers to high-demand locations and accordingly may contain terms that provide incentives to lessees. As of December 31, 2011, approximately 17.4% of our on-lease fleet, as measured in TEUs, was under short-term leases.

•
Finance Leases. Finance leases provide our lessees with an alternative method to finance their container acquisitions. Finance leases are long-term in nature and require relatively little customer service attention. They ordinarily require fixed payments over a defined period and generally provide lessees with a right to purchase the subject containers for a nominal amount at the end of the lease term. Per diem rates under finance leases include an element of repayment of capital and, therefore, typically are higher than per diem rates charged under long-term leases. Finance leases require the container lessee to keep the containers on lease for the entire term of the lease. As of December 31, 2011, approximately 3.9% of our on-lease fleet, as measured in TEUs, was under finance leases.

Our lease agreements contain general terms and conditions detailing standard rights and obligations, including requirements that lessees pay a per diem rate, depot charges, taxes and other charges when due, maintain containers in good condition, return containers in good condition in accordance with return conditions set forth in the lease agreement, use containers in compliance with all applicable laws, and pay us for the value of the container as determined by the lease agreement if the container is lost or destroyed. A default clause in our lease agreements gives us certain legal remedies in the event that a container lessee is in breach of lease terms.

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

Credit Control. We lease to container shipping lines, freight forwarders and other transportation companies that meet our credit criteria. Our credit policy sets different maximum exposure limits depending on our relationship and previous experience with each container lessee. Credit criteria may include, but are not limited to, trade route, country, social and political climate, assessments of net worth, asset ownership, bank and trade credit references, credit bureau reports, including those from Dynamar, operational history and financial strength. We monitor our lessees’ performance and our lease exposures on an ongoing basis. Our credit control processes are aided by the long payment experience we have with most of our lessees, our broad network of relationships in the shipping industry that provide current information about our lessees’ market reputations and our focus on collections.

Re-leasing, Logistics Management and Depot Management. We believe that managing the period after lease termination, in particular of our containers’ first lease, is one of the most important aspects of our business. Successful management of this period requires disciplined re-leasing capabilities, logistics management and depot management.

•
Re-leasing. Since our leases allow our lessees to return their containers, we typically lease a container several times during the time we manage it as part of our fleet. New containers can usually be leased with a limited sales and customer service infrastructure because initial leases for new containers typically cover large volumes of units and are fairly standardized transactions. Used containers, on the other hand, are typically leased in smaller transactions that are structured to accommodate pick-ups and returns in a variety of locations. Our utilization rates depend on our re-leasing abilities. Factors that affect our ability to re-lease used containers include the size of our lessee base, ability to anticipate lessee needs, our presence in relevant geographic locations and the level of service we provide our lessees. We believe that our global presence and long-standing relationships with over 280 container lessees as of December 31, 2011 provide us an advantage over our smaller competitors in re-leasing our containers.

•
Logistics Management. The shipping industry is characterized by large regional trade imbalances, with loaded containers generally flowing from export-oriented economies in Asia to other Asian countries, North America and Western Europe. Because of these trade imbalances, container shipping lines have an incentive to return leased containers in relatively low export areas to reduce the cost of shipping empty containers. We have managed this structural imbalance of inventories with the following approach:

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

•	Taking advantage of the secondary resale market. In order to maintain a younger fleet age profile, we have aggressively sold older containers when they are returned to low demand areas;

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

•
Depot Management. As of December 31, 2011, we managed our container fleet through 225 independent container depot facilities located in 48 countries. Depot facilities are generally responsible for repairing containers when they are returned by lessees and for storing the containers while they are off-hire. Our operations group is responsible for managing our depot contracts and periodically visiting depot facilities to conduct inventory and repair audits. We also supplement our internal operations group with the use of independent inspection agents. As of December 31, 2011 a large majority of our off-lease inventory was located at depots that are able to report notice of container activity and damage detail via electronic data interchange, or EDI. We use the industry standard, ISO 9897 Container Equipment Data Exchange messages, for EDI reporting.

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

Our container repair standards and processes are generally managed in accordance with standards and procedures specified by the Institute of International Container Lessors, or the IICL. The IICL establishes and documents the acceptable interchange condition for containers and the repair procedures required to return damaged containers in acceptable interchange condition. When containers are returned by lessees, the depot arranges an inspection of the containers to assess the repairs required to return the containers to acceptable IICL condition. As part of the inspection process, damages are categorized either as lessee damage or normal wear and tear. Items typically designated as lessee damage include dents in the container, while items such as rust are typically designated as normal wear and tear. In general, lessees are responsible for the lessee damage portion of repair costs and we are responsible for normal wear and tear. For an additional fee, we sometimes offer our lessees a container damage protection plan, pursuant to which we assume financial responsibility for repair costs up to a pre-negotiated amount.

Investors. We have historically sold portfolios of leased containers to investment entities located in Germany, Switzerland, Austria and Japan. The investment entities that typically have purchased containers from us are funds with many underlying investors. In Germany, these funds are frequently referred to as “KG Funds” although similar types of funds exist in other countries. These funds are formed by investment arrangers who act as financial intermediaries between investors and lessors of containers and other shipping assets. We are contacted on a regular basis by independent investment arrangers who are interested in assisting us with arranging sales of container portfolios. These independent investment arrangers will either seek out investments in leased assets on behalf of an investment fund or a group of investors or will work with us to identify an investor or group of investors to invest in a pool of leased assets. Our 80%-owned subsidiary, CAIJ, Inc., acts as investment arranger for sales of containers by us in Japan and manages container leases for investors in Japan.

Customer Concentration. Our customers include container lessees and container investors to whom we have sold container portfolios and for whom we manage containers.

•
Container Leasing Segment Concentration. Revenue from our ten largest container lessees represented 57.6% of the revenue from our container leasing segment for the year ended December 31, 2011, with revenue from our single largest container lessee accounting for 11.3%, or $12.5 million. This $12.5 million of revenue represented 9.9% of our total revenue for this period. The largest lessees of our owned fleet are often among the largest lessees of our managed fleet. The largest lessees of our managed fleet are responsible for a significant portion of the billings that generate our management fee revenue.

•
Container Management Segment Concentration. A substantial majority of our container management segment revenue is derived from container investors associated with five different investment arrangers located in Germany, Switzerland, Austria and Japan. These arrangers are typically in the business of identifying and organizing investors for a variety of investment vehicles and compete with other institutions in these and other countries that perform similar functions. Container investors associated with the five investment arrangers represented 65.4% of our container management segment revenue for the year ended December 31, 2011. Revenue of $4.9 million from the two largest container investors represented 32.2% of revenue from our container management segment, or 3.9% of total revenue for the year ended December 31, 2011.

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

Our Competition

We compete primarily with other container leasing companies, including both larger and smaller lessors. We also compete with bank leasing companies offering long-term operating leases and finance leases, and container shipping lines, which sometimes lease their excess container inventory. Other participants in the shipping industry, such as container manufacturers, may also decide to enter the container leasing business. It is common for container shipping lines to utilize several leasing companies to meet their container needs and to minimize reliance on individual leasing companies.

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

Seasonality

We experience seasonal increased demand for containers in the several months leading up to the holiday season in the United States and Europe, and higher demand for purchasing containers by container investors toward the end of the calendar year. By comparison, our container rental revenue and management fee revenue have historically fluctuated much less than our sales of container portfolios, although container rental revenue and management revenue may also fluctuate significantly in future periods based upon the level of demand by container shipping lines for leased containers, our ability to maintain a high utilization rate of containers in our total fleet, changes in per diem rates for leases and fluctuations in operating expenses.

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

Regulation

We are subject to regulations promulgated in various countries, including the United States, seeking to protect the integrity of international commerce and prevent the use of containers for international terrorism or other illicit activities. For example, the Container Security Initiative, the Customs-Trade Partnership Against Terrorism and Operation Safe Commerce are among the programs administered by the U.S. Department of Homeland Security that are designed to enhance security for cargo moving throughout the international transportation system by identifying existing vulnerabilities in the supply chain and developing improved methods for ensuring the security of containerized cargo entering and leaving the United States. Moreover, the International Convention for Safe Containers, 1972, as amended, adopted by the International Maritime Organization, applies to new and existing containers and seeks to maintain a high level of safety of human life in the transport and handling of containers by providing uniform international safety regulations. As these regulations develop and change, we may incur increased compliance costs due to the acquisition of new, compliant containers and/or the adaptation of existing containers to meet new requirements imposed by such regulations.

Employees

As of December 31, 2011, we had 83 employees worldwide. We are not a party to any collective bargaining agreements. We believe that relations with our employees are good.

ITEM 1A.	RISK FACTORS

In addition to the other information contained in this Annual Report on Form 10-K, we have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks and investors may lose all or part of their investment. This section should be read in conjunction with our audited consolidated financial statements and related notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K.

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

In Europe, the ongoing sovereign debt crisis, the loss of value by the Euro and related effects on the European banking system has contributed to growing instability in the European currency and credit markets. Further deterioration of European economic conditions or significant loss of value by the Euro could reduce demand for the Company’s European container assets and impact the ability of our European investors to access debt for future investments.

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

We have operations in locations subject to natural disasters such as severe weather and geological events that could disrupt our operations.  In addition, our suppliers and customers also have operations in such locations. Such an event occurred in Japan on March 11, 2011, where the Northern region of Japan experienced a severe earthquake, followed by a series of tsunamis.  In addition to the negative direct economic effects to the Japanese economy, the country's position as a major exporter in the world may result in a regional or global downturn in economic activity. Although the earthquake in Japan did not cause a disruption in our operations in the region, any future natural disasters in Japan or elsewhere in the world where we have business operations, could lead to disruption of the regional and global economies which could result in a decrease in demand for leased containers that would have an adverse impact on our financial condition and operations.

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

Per diem rates for our leased containers may decrease, which would have a negative effect on our business and results of operations.

Per diem rates for our leased containers depend on a large number of factors, including the following:

•	the type and length of the lease;
•	embedded residual assumptions;
•	the type and age of the container;
•	the number of new containers available for lease by our competitors;
•	the location of the container being leased;
•	the price of new containers; and
•	interest rates.

Because steel is the major component used in the construction of new containers, the price of new containers and per diem rates on new containers are highly correlated with the price of raw steel. In the late 1990s, new container prices and per diem rates declined because of, among other factors, a drop in worldwide steel prices and a shift in container manufacturing from Taiwan and Korea to areas in mainland China with lower labor costs. From 2003 to 2004, and again in the second half of 2006, container prices and leasing rates increased partially due to an increase in worldwide steel prices. Similarly, container prices during the first nine months of 2008 rose from their 2007 levels partially due to higher commodity prices. Steel prices decreased during 2008 and 2009 and there was a reduced demand for newly manufactured containers by our customers and competitors. In 2010 and the first three quarters of 2011 container prices increased due to limited production by container manufacturers and an increase in the price of steel. We cannot predict container prices in the future. If newly manufactured container prices decline, we may need to lease the containers at low return rates or at a loss.

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

If one or more container investors terminated their management agreements, our management revenue would be adversely affected and our ability to sell container portfolios to investors could be severely impaired. However, no container investor has notified us of its decision to terminate its management agreement and management does not currently expect any container investor to terminate its agreement. Moreover, our ability to continue to attract new management contracts depends upon a number of factors, including our ability to lease containers on attractive lease terms and to efficiently manage the repositioning and disposition of containers. In the event container investors perceive another container leasing company as better able to provide them with a stable and attractive rate of return, existing contracts may not be renewed, and we may lose management contract opportunities in the future, which could affect our business, results of operations and financial condition.

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

We intend to borrow additional amounts under our credit facilities to purchase containers and make acquisitions and other investments. We expect that we will maintain a significant amount of indebtedness on an ongoing basis. Our borrowings under our revolving credit facility are due and payable on September 25, 2014. The term loan agreement that we entered into with a consortium of banks in December 2010 allows us to borrow up to $300.0 million. Any unpaid principal on this loan is due on December 23, 2016. On September 9, 2011, our wholly-owned indirect subsidiary, CAL Funding I Limited, entered into a credit facility with a term of 15 years for $100.0 million of asset-backed warehouse notes, which facility may be increased to $200.0 million subject to certain conditions.

There is no assurance that we will be able to refinance our outstanding indebtedness, or if refinancing is available, that it can be obtained on terms that we can afford. The capital markets have recently experienced a high degree of volatility. To the extent that volatility in the capital markets continues, the Company’s access to capital may become limited and its borrowing costs may materially increase.

Our credit facilities require us to pay a variable rate of interest, which will increase or decrease based on variations in certain financial indexes, and fluctuations in interest rates can significantly decrease our profits. We do not have any hedge or similar contracts that would protect us against changes in interest rates.

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

Our debt and capital lease obligations were $621.1 million as of December 31, 2011. We may not generate sufficient cash flow from operations to service and repay our debt and related obligations and have sufficient funds left over to achieve or sustain profitability in our operations, meet our working capital and capital expenditure needs or compete successfully in our industry

We may incur future asset impairment charges.

An asset impairment charge may result from the occurrence of unexpected adverse events or management decisions that impact our estimates of expected cash flows generated from our long-lived assets. We review our long-lived assets for impairment, when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We may be required to recognize asset impairment charges in the future as a result of reductions in demand for specific container types, a weak economic environment, challenging market conditions, events related to particular customers or asset type, or as a result of asset or portfolio sale decisions by management.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenue and cash flow from a limited number of container investors and container lessees. Our business comprises two reportable segments for financial statement reporting purposes: container management and container leasing. The operating results of each segment and details of our revenues for the years ended December 31, 2011, 2010 and 2009 are summarized in Note 15 to our consolidated financial statements included in this filing. Revenue for our container management segment comes primarily from container investors that purchase portfolios of containers and then pay us to manage the containers for them. Revenue for our container leasing segment comes primarily from container lessees that lease containers from our owned fleet.

Revenue from our ten largest container lessees represented 57.6% of the revenue from our container leasing segment for the year ended December 31, 2011, with revenue from our single largest container lessee accounting for 11.3%, or $12.5 million. This $12.5 million of revenue represented 9.9% of our total revenue for this period. As our business grows, we expect the proportion of revenue generated by our larger customers to continue to increase. The loss of such a customer would have a material adverse impact on our business.

We do not distinguish between our owned fleet and our managed fleet when we enter into leases with container shipping lines. Accordingly, the largest lessees of our owned fleet are typically among the largest lessees of our managed fleet, and our management fee revenue is based in part on the number of managed containers on lease to container lessees. As a result, the loss of, or default by, any of our largest container lessees could have a material adverse effect on the revenue for both our container management segment and our container leasing segment. In addition, many of the management agreements with our container investors contain performance criteria, such as minimum per diem net income per container or minimum utilization rates for the pool of containers owned by the container investors. In the event we fail to meet one or more of these criteria in a management agreement, the independent investment arrangers who typically act on behalf of container investors may have the right to terminate the management agreement. In the year ended December 31, 2011, container investors associated with our largest five investment arrangers represented 65.4% of our container management segment revenue. If we were to not perform our obligations as a container manager under the management agreements controlled by an independent investment arranger, the independent investment manager could decide to terminate all of the management agreements under which we have not performed our obligations. Managed containers associated with our single largest container investor accounted for 17.5%, or $2.7 million, of revenue from our container management segment during the year ended December 31, 2011. The $2.7 million of revenue represented 2.1% of our total revenue for this period. The termination of the management agreements under the control of a single investment arranger or the loss of our largest container investor as a management services customer could have a material adverse effect on the revenue for our container management segment.

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

Terrorist attacks and the threat of such attacks have contributed to economic instability in the United States and elsewhere, and further acts or threats of terrorism, violence, war or hostilities could similarly affect world trade and the industries in which we and our container lessees operate. For example, worldwide containerized trade dramatically decreased in the immediate aftermath of the September 11, 2001 terrorist attacks in the United States, which affected demand for leased containers. In addition, terrorist attacks, threats of terrorism, piracy or threats thereof, violence, war or hostilities may directly impact ports, depots, our facilities or those of our suppliers or container lessees and could impact our sales and our supply chain. A severe disruption to the worldwide ports system and flow of goods could result in a reduction in the level of international trade and lower demand for our containers. We maintain liability insurance which in the aggregate provides coverage of up to $50.0 million that we believe would apply to claims arising from a terrorist attack, and our lease agreements require our lessees to indemnify us for all costs, liabilities and expenses arising out of the use of our containers, including property damage to the containers, damage to third-party property and personal injury. However, our lessees may not have adequate resources to honor their indemnity obligations and our insurance coverage is subject to large deductibles and significant exclusions. Accordingly, we may not be protected in all cases from liability (and expenses in defending against claims of liability) arising from a terrorist attack.

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

Our ability to make payments on and repay our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. Based on the balance of our long-term indebtedness as of December 31, 2011, we will require approximately $50.0 million to service our current indebtedness in the year ending December 31, 2012. It is possible that:

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

Our entry into the railcar leasing business could have an adverse effect on our overall profitability if we do not succeed in this new line of business.

The railcar leasing business involves different customers, equipment, storage and handling facilities and other operating issues that are different from our traditional container leasing business. This business is competitive and dominated by well capitalized industry players. Even though we have hired experienced executives to manage our railcar leasing business, we cannot assure you that this new business segment will be successful and profitable.

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

We are subject to federal, state, local and foreign laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants to air, ground and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. We could incur substantial costs, including cleanup costs, fines and costs arising out of third-party claims for property or natural resource damage and personal injury, as a result of violations of or liabilities under environmental laws and regulations in connection with our or our lessees’ current or historical operations. Under some environmental laws in the United States and certain other countries, the owner or operator of a container may be liable for environmental damage, cleanup or other costs in the event of a spill or discharge of material from the container without regard to the fault of the owner or operator. While we typically maintain liability insurance and typically require lessees to provide us with indemnity against certain losses, the insurance coverage may not be sufficient, or available, to protect against any or all liabilities and such indemnities may not be sufficient to protect us against losses arising from environmental damage. Moreover, our lessees may not have adequate resources, or may refuse to honor their indemnity obligations and our insurance coverage is subject to large deductibles, coverage limits and significant exclusions.Additionally, many countries, including the United States, restrict, prohibit or otherwise regulate the use of chemical refrigerants due to their ozone depleting and global warming effects.  Over 99% of our refrigerated containers currently use R134A or 404A refrigerant. While R134A and 404A do not contain CFCs (which have been restricted since 1995), the European Union has instituted regulations to phase out the use of R134A in automobile air conditioning systems beginning in 2011 due to concern that the release of R134A into the atmosphere may contribute to global warming. While the European Union regulations do not currently restrict the use of R134A in refrigerated containers or trailers, it is possible that the phase out of R134A in automobile air conditioning systems will be extended to intermodal containers in the future. Further, certain manufacturers of refrigerated containers, including the largest manufacturer of cooling machines for refrigerated containers, have begun testing units that utilize alternative refrigerants, such as carbon dioxide, that may have less global warming potential than R134A and 404A. If future regulations prohibit the use or servicing of containers using R134A or 404A refrigerants, we could be forced to incur large retrofitting expenses. In addition, refrigerated containers that are not retrofitted may become difficult to lease and command lower rental rates and disposal prices.

Furthermore, the insulation foam in the walls of refrigerated containers requires the use of a blowing agent that contains CFCs. Manufacturers are in various stages of phasing out the use of this blowing agent in the manufacturing process, however, if future regulations prohibit the use or servicing of containers with insulation manufactured with this blowing agent we could be forced to incur large retrofitting expenses and those that are not retrofitted may become more difficult to lease and command lower rental rates and disposal prices.

Use of counterfeit and improper refrigerant in refrigeration machines for refrigerated containers could result in irreparable damage to the refrigeration machines, death or personal injury, and materially impair the value of our refrigerated container fleet.

There are reports of counterfeit and improper refrigerant gas being used to service refrigeration machines in depots in Asia. The use of this counterfeit gas has led to the explosion of several refrigeration machines within the industry. Three of these incidents have resulted in personal injury or death, and in all cases, the counterfeit gas has led to irreparable damage to the refrigeration machines.

There are currently no safe testing procedures available to determine whether the counterfeit gas has been used to service a refrigeration machine. As a result, refrigerated containers that were used, or whose refrigeration machinery was serviced in jurisdictions where counterfeit or improper refrigerant gas was found, are being isolated and idled until such a test can be developed to confirm that the proper refrigerant gas is in the refrigeration machines. Until such tests and procedures are developed and implemented, our ability to lease certain refrigerated containers could be limited. If such tests or procedures are not developed quickly and proven safe and effective or if the use of such counterfeit and improper refrigerant is more widespread than currently believed, the value of our refrigerated container fleet and our ability to lease refrigerated containers could be materially impaired and could therefore have a material adverse effect on our financial condition, results of operations and cash flows.

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

Our 80 percent ownership in CAIJ, Inc., a container investment arranger and advisor focused on arranging container investments with Japanese investors, may subject us to material litigation risks and damage to our professional reputation as a result of litigation allegations and negative publicity.

CAIJ, Inc. (CAIJ) was formed and began operation in 2007 for the purpose of arranging investments in our containers with Japanese investors. CAIJ has arranged a significant amount of investments and we expect that CAIJ will arrange more container investments in the future. Because we are the seller and manager of the containers that will be sold to investors on whose behalf CAIJ acts as an arranger and advisor, there is an inherent conflict of interest between us and CAIJ. We disclose this inherent conflict of interest to container investors prior to any sale to them, but we do not provide them with any assurances that they will realize a specific or any investment return on the containers purchased from, and managed by, us. In the event that these container investors realize losses on their investments or believe that the returns on their investments are lower than expected, they may make claims, including bringing lawsuits, against CAIJ or us for our alleged failure to act in their best interests. Any such claims could result in the payment of legal expenses and damages and also damage our reputation with container investors and potential container investors and materially and adversely affect our business, financial condition or results of operations.

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

As a U.S. corporation, we are subject to U.S. Executive Orders and U.S. Treasury Sanctions Regulations regarding doing business in or with certain nations and specially designated nationals.

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

As a U.S. corporation, we are subject to the Foreign Corrupt Practices Act, and a determination that we violated this act may affect our business and operations adversely.

As a U.S. corporation, we are subject to the regulations imposed by the Foreign Corrupt Practices Act (FCPA), which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. Any determination that we have violated the FCPA could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

A new standard for lease accounting under U.S. GAAP has been proposed which could have a financial impact on our business and may negatively impact the market behavior of our customers.

Our consolidated financial statements are prepared in accordance with GAAP. In 2010, the Financial Accounting Standards Board (FASB) and International Accounting Standards Board (IASB) issued a jointly developed proposal on lease accounting that could significantly change the accounting and reporting for lease arrangements. The main objective of the proposed standard is to create a new accounting model for both lessees and lessors, replacing the existing concepts of operating and capital leases with models based on “right-of-use” concepts. The new models would result in the elimination of most off-balance sheet lease financing for lessees. Lessors would apply one of two models depending upon whether the lessor retains exposure to significant risks or benefits of the underlying assets. The FASB’s document is in the form of an exposure draft of a proposed Accounting Standards Update, Leases (Topic 840) (ED), issued in August 2010, and would apply to the accounting for all leases, with some exceptions. The ED also includes expanded disclosures including quantitative and qualitative information to enable users to understand the amount and timing of expected cash flows, for both lessors and lessees. After considering constituents’ comments, the FASB and IASB agreed in January 2011 that more work was needed to address the shortfalls of the lessor accounting proposals but tentatively decided to initially limit lessor accounting discussions to only those issues that are critical to both lessees and lessors. The FASB and IASB met in October 2011 and reached tentative decisions on (1) an expansion of lessor’s investment property scope exception, (2) revisions to the “receivable and residual” approach, (3) lessor presentation issues, and (4) lessee and lessor transition. The FASB and IASB met again in February 2012 and discussed, primarily, the subsequent measurement of the lessee's right-of-use asset.

The boards’ decisions are tentative and subject to change.  Once the boards complete their redeliberations an exposure draft will be issued for public comment.  A revised exposure draft is targeted for the second half of 2012.  The effective date has not yet been discussed; however, it will likely not be before 2016. If there are future changes in GAAP with regard to how we and our customers must account for leases, it could change the way we and our customers conduct our businesses. As a result, we are unable to determine how the proposed changes could affect our business, but they could have an adverse effect on our financial condition.

In the future, we may be required to pay personal holding company taxes, which would have an adverse effect on our cash flows, results of operations and financial condition.

The Internal Revenue Code requires any company that qualifies as a “personal holding company” to pay personal holding company taxes in addition to regular income taxes. A company qualifies as a personal holding company if (1) more than 50.0% of the value of the company’s stock is held by five or fewer individuals and (2) at least 60.0% of the company’s adjusted ordinary gross income constitutes personal holding company income, which, in our case, includes adjusted income from the lease of our containers. If we or any of our subsidiaries are a personal holding company, our undistributed personal holding company income, which is generally taxable income with certain adjustments, including a deduction for federal income taxes and dividends paid, will be taxed at a rate of 15.0%. Based upon our operating results, we were not classified as a personal holding company for the year ended December 31, 2011. Whether or not we or any of our subsidiaries are classified as personal holding companies in future years will depend upon the amount of our personal holding company income and the percentage of our outstanding common stock that will be beneficially owned by Mr. Hiromitsu Ogawa, who beneficially owned 34.4% of our common stock as of December 31, 2011. At some point in the future we could become liable for personal holding company taxes. The payment of personal holding company taxes in the future would have an adverse effect on our cash flows, results of operations and financial condition.

Fluctuations in foreign exchange rates could reduce our profitability.

Most of our revenues and costs are billed in U.S. dollars.  Our operations and used container sales in locations outside of the U.S. have some exposure to foreign currency fluctuations, and trade growth and the direction of trade flows can be influenced by large changes in relative currency values. In addition, most of our equipment fleet is manufactured in China. Although the purchase price is in U.S. dollars, our manufacturers pay labor and other costs in the local currency, the Chinese Yuan. To the extent that our manufacturers' costs increase due to changes in the valuation of the Chinese Yuan, the dollar price we pay for equipment could be affected. Adverse or large exchange rate fluctuations may negatively affect our results of operations and financial condition.

Risks Related to Our Stock

Our stock price has been volatile and may remain volatile.

The trading price of our common stock may be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, new services by us or our competitors, general conditions in the shipping industry and the intermodal container sales and leasing markets, changes in earnings estimates by analysts, or other events or factors. Broad market fluctuations may adversely affect the market price of our common stock. Since the initial public offering of our stock at $15.00 per share on May 16, 2007, the market price of our stock has fluctuated significantly from a high of $28.57 per share to a low of $2.12 per share through February 29, 2012. Since the trading volume on our stock is not significant on a daily basis, shareholders may experience difficulties in liquidating our stock. Factors affecting the trading price of our common stock may include:

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

Based upon beneficial ownership as of December 31, 2011, Mr. Ogawa beneficially owns approximately 34.4 % of our outstanding common stock. As a result, he may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, he may have the ability to control the management and affairs of our company. Mr. Ogawa may have interests that are different from yours. For example, he may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of us or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock. In addition, as Chairman of our Board of Directors, Mr. Ogawa may influence decisions to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

Future sales of shares of our common stock by us or our existing stockholders under a shelf registration statement could cause our stock price to decline.

We filed a Form S-3 with the United States Securities and Exchange Commission that became effective on May 31, 2011 and established a universal shelf registration for up to $250.0 million of debt and equity securities by us and the sale of up to 2.5 million shares of our common stock by selling stockholders. The price of our shares could be negatively impacted if we or any of the selling stockholders undertake an offering to sell shares pursuant to this shelf registration.

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

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, and any adverse results from such evaluation could result in adverse regulatory consequences, a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), requires annual management assessments of the effectiveness of internal control over financial reporting and a report by our independent auditors rendering an opinion on the effectiveness of our internal control over financial reporting. If we fail to maintain the adequacy and effectiveness of internal control over financial reporting, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act and related regulations. Although our management has concluded that adequate internal control procedures are currently in place, no system of internal control can provide absolute assurance that the financial statements are accurate and free of errors. As a result, the risk exists that our internal control may not detect all errors or omissions in the financial statements. Our independent auditors must annually report on the effectiveness of such internal controls over financial reporting. Our management may not be able to effectively and timely maintain controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that will be applicable to us as a public company. If we are not able to implement the requirements of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent auditors may not be able to certify as to the effectiveness of our internal controls over financial reporting. This result may subject us to adverse regulatory consequences, and could lead to a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. We could also suffer a loss of confidence in the reliability of our financial statements if we disclose material weaknesses in our internal controls. In addition, if we fail to develop and maintain effective controls and procedures, we may be unable to provide the required financial information in a timely and reliable manner or otherwise comply with the standards applicable to us as a public company. Any failure by us to timely provide the required financial information could materially and adversely impact our financial condition and the market value of our stock.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our operating results.

As a public company we incur significant legal, accounting and other costs associated with public company reporting requirements.  In addition to the Sarbanes-Oxley Act of 2002, rules and regulations implemented by the SEC and NYSE, and new rules and regulations resulting from the Dodd-Frank Act are being implemented that could result in substantial compliance costs, which could adversely affect our operating results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Office Locations.  As of December 31, 2011, we operated our business in 13 offices in 11 different countries including the U.S. We have two offices in the U.S. including our headquarters in San Francisco, California. We have 11 offices outside the U.S., including an office operated by a third party corporate services provider in Bermuda.  We lease all of our office space except for the office in Bermuda. In addition, we have agents in Asia, Europe, South Africa, Australia and South America. Each of our offices is used for both our container leasing and container management segments, except for our office in Germany which is used only for container leasing operations.

The following table summarizes the 12 facilities we leased as of December 31, 2011:

Office Location—U.S. Properties

San Francisco, CA (Headquarters)
Charleston, SC

Office Location—International Properties

Brentwood, United Kingdom
St. Michael, Barbados
Antwerp, Belgium
Hong Kong
Singapore
Delmenhorst, Germany
Tokyo, Japan (two offices)
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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the New York Stock Exchange (NYSE) under the symbol “CAP” since May 16, 2007. Prior to that time, there was no public market for our common stock.

The following table reflects the range of high and low sales prices of our common stock, as reported on the New York Stock Exchange, in each quarter of the years ended December 31, 2011 and 2010:

	High	Low
2011:
Fourth Quarter	$16.81	$10.64
Third Quarter	$21.11	$10.94
Second Quarter	$28.57	$19.44
First Quarter	$26.99	$18.43

2010:
Fourth Quarter	$21.46	$14.60
Third Quarter	$15.57	$11.36
Second Quarter	$15.35	$11.32
First Quarter	$12.42	$7.40

As of February 29, 2012, the closing price of our common stock was $20.15 as reported on the NYSE. On that date, there were 25 registered holders of record of the common stock and 2,905 beneficial holders, based on information obtained from our transfer agent.

Dividends

We have never declared or paid dividends on our capital stock. Our board of directors may consider adopting a dividend policy. Any determinations by us to pay cash dividends on our common stock in the future will be based primarily upon our financial condition, results of operations, business requirements, tax considerations and our board of directors’ continuing determination that the declaration of dividends under the dividend policy are in the best interests of our stockholders and are in compliance with all laws and agreements applicable to the dividend program. In the absence of such a policy, we intend to retain future earnings to finance the operation and expansion of our business.  Our financing arrangements also contain restrictions on our ability to pay cash dividends.

PERFORMANCE GRAPH

The graph below compares cumulative shareholder returns for the Company as compared with the Russell 2000 Stock Index and the Dow Jones Transportation Stock Index for the period from May 16, 2007 (the date CAI International, Inc. common stock began trading at the NYSE) to December 31, 2011. The graph assumes an investment of $100 as of May 16, 2007.
		Returns as of December 31,
Company/Index	May 16, 2007	2007	2008	2009	2010	2011
CAI International, Inc.	$100	$70.13	$21.13	$60.20	$130.67	$103.07
Russell 2000 Index	100	93.40	60.89	76.25	95.54	90.33
Dow JonesTransportation Index	100	96.17	67.82	78.61	97.92	96.25

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data presented below have been derived from our audited consolidated financial statements.

On January 1, 2009, we adopted and retrospectively applied Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 470-20, Debt With Conversion and Other Options, in connection with a $37.5 million convertible note to Interpool, Inc. that was executed in October 2006 and repaid in May 2007. The retrospective application of ASC 470-20 resulted in a $0.2 million decrease in net income for the year ended December 31, 2007, but did not have an impact on our financial position as of December 31, 2007.

Historical results are not necessarily indicative of the results of operations to be expected in future periods. You should read the selected consolidated financial data and operating data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Consolidated Statement of Operations Data

	Year Ended December 31,
	2011	2010	2009	2008	2007
(Dollars in thousands, except per share data)

Revenue
Container rental revenue	$106,694	$64,892	$53,747	$56,436	$38,148
Management fee revenue	12,957	10,348	8,546	11,969	12,663
Gain on sale of container portfolios	2,345	614	753	12,443	12,855
Finance lease income	3,710	2,045	2,218	2,297	1,206
Total revenue	125,706	77,899	65,264	83,145	64,872

Operating expenses
Depreciation of container rental equipment	33,633	20,807	17,226	16,155	9,170
Amortization of intangible assets	1,254	1,377	1,566	1,534	1,241
Gain on disposition of used container equipment	(13,374)	(9,112)	(3,626)	(4,155)	(4,400)
Gain on settlement of lease obligation	-	-	-	-	(780)
Equipment rental expense	-	-	-	20	961
Storage, handling and other expenses	5,513	6,170	8,717	4,854	3,077
Marketing, general and administrative expenses	21,009	21,218	18,848	20,215	15,772
Impairment of goodwill	-	-	-	50,247	-
Restructuring charges	-	-	972	-	-
(Gain) loss on foreign exchange	(354)	513	(215)	564	(104)
Total operating expenses	47,681	40,973	43,488	89,434	24,937

Operating income (loss)	78,025	36,926	21,776	(6,289)	39,935

Interest expense	16,139	5,278	4,311	9,346	10,705
Gain on extinguishment of debt	-	-	-	-	(681)
Interest income	(12)	(109)	(10)	(229)	(126)
Net interest expense	16,127	5,169	4,301	9,117	9,898

Income (loss) before income taxes	61,898	31,757	17,475	(15,406)	30,037
Income tax expense	11,084	3,555	3,919	11,547	10,990

Net income (loss)	50,814	28,202	13,556	(26,953)	19,047
Net (income) loss attributable to non-controlling interest	(625)	181	-	-	-
Accretion of preferred stock	-	-	-	-	(5,577)

Net income (loss) attributable to CAI common stockholders	$50,189	$28,383	$13,556	$(26,953)	$13,470

Net income (loss) per share attributable to CAI common stockholders
Basic	$2.60	$1.58	$0.76	$(1.55)	$0.92
Diluted	$2.55	$1.56	$0.76	$(1.55)	$0.85

Weighted average shares outstanding
Basic	19,295	17,974	17,902	17,406	14,713
Diluted	19,693	18,203	17,902	17,406	16,682

Other Financial Data
EBITDA (unaudited)(1)	$112,732	$59,548	$40,794	$61,824	$50,473
Adjusted EBITDA (unaudited)(1)	118,812	64,881	46,326	68,387	54,464
Purchase of containers	491,780	204,565	31,284	189,600	219,530
Net proceeds from sale of container portfolios	24,886	12,367	5,840	99,773	113,402

Consolidated Balance Sheet Data

	As of December 31,
	2011	2010	2009	2008	2007

(Dollars in thousands)

Cash	$14,677 *	$14,393	$14,492	$28,535	$8,433
Container rental equipment, net	841,847	530,939	299,340	310,397	242,606
Net investment in direct finance leases	37,749	11,834	12,620	20,111	10,966

Total assets	953,368	613,452	374,083	412,628	359,099
Debt	621,050	260,547	182,395	230,784	147,631
Total liabilities	704,632	415,778	244,985	298,838	227,951
Total CAI stockholders' equity	230,036	179,599	129,098	113,790	131,148
*Includes restricted cash of $599

Selected Operating Data (unaudited):
Managed fleet in TEUs (2)	458,254	478,608	507,681	534,553	500,433
Owned fleet in TEUs (2)	470,401	347,973	235,082	243,408	253,910
	928,655	826,581	742,763	777,961	754,343

Percentage of on-lease fleet on long-term leases (3)	78.7%	75.8%	75.7%	72.9%	70.9%
Percentage of on-lease fleet on short-term leases (3)	17.4%	21.7%	21.5%	23.8%	26.8%
Percentage of on-lease fleet on finance leases	3.9%	2.5%	2.8%	3.3%	2.3%
	100.0%	100.0%	100.0%	100.0%	100.0%

Average Utilization rate (4)	97.6%	94.8%	82.2%	94.3%	94.3%

(1)
EBITDA is defined as net income before interest, income taxes, depreciation, amortization of intangible assets and impairment of goodwill. Adjusted EBITDA is EBITDA plus principal payments from direct finance leases (DFL). We believe adjusted EBITDA is helpful in understanding our past financial performance as a supplement to net income and other performance measures calculated in conformity with accounting principles generally accepted in the United States (GAAP). Our management believes that adjusted EBITDA is useful to investors in evaluating our operating performance because it provides a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies in our industry. Adjusted EBITDA has limitations as an analytical tool and you should not consider them in isolation or as substitutes for any measure reported under GAAP. Adjusted EBITDA’s usefulness as a performance measure as compared to net income is limited by the fact that EBITDA excludes the impact of interest expense, depreciation and amortization expense, goodwill impairment and taxes, and additionally excludes principal payments from DFL in the case of adjusted EBITDA. We borrow money in order to finance our operations; therefore, interest expense is a necessary element of our costs and ability to generate revenue. Similarly, our use of capital assets makes depreciation and amortization expense a necessary element of our costs and ability to generate income. In addition, since we are subject to state and federal income taxes, any measure that excludes tax expense has material limitations. Moreover, adjusted EBITDA is not calculated identically by all companies; therefore our presentation of adjusted EBITDA may not be comparable to similarly titled measures of other companies. Due to these limitations, we use adjusted EBITDA as a measure of performance only in conjunction with GAAP measures of performance, such as net income.

The following table provides a reconciliation of adjusted EBITDA to net income, the most comparable performance measure under GAAP (in thousands):

	Year Ended December 31,
	2011	2010	2009	2008	2007

Net income (loss) attributable to CAI common stockholders	$50,189	$28,383	$13,556	$(26,953)	$19,047
Net interest expense	16,127	5,169	4,301	9,117	9,898
Depreciation	34,078	21,064	17,452	16,332	9,297
Amortization of intangible assets	1,254	1,377	1,566	1,534	1,241
Impairment of goodwill	-	-	-	50,247	-
Income tax expense	11,084	3,555	3,919	11,547	10,990
EBITDA	112,732	59,548	40,794	61,824	50,473
Principal payments from direct finance leases	6,080	5,333	5,532	6,563	3,991
Adjusted EBITDA	$118,812	$64,881	$46,326	$68,387	$54,464

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes thereto. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those contained in or implied by any forward-looking statements. See “Special Note Regarding Forward-Looking Statements.” Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors.”

The financial information included in this discussion and in our consolidated financial statements may not be indicative of our future consolidated financial position, operating results, changes in equity and cash flows.

Overview

We are one of the world’s leading container leasing and management companies. We purchase containers, lease them to container shipping lines, freight forwarders and others and either retain them as part of our owned fleet or sell them to container investors for whom we then provide management services. In operating our fleet, we lease, re-lease and dispose of containers and contract for the repair, repositioning and storage of containers. As of December 31, 2011, our fleet comprised 928,655 TEUs, 50.7% of which represented our owned fleet and 49.3% of which represented our managed fleet.

Our business comprises two reportable segments for financial statement reporting purposes - container management and container leasing. Our container leasing segment revenue comprises container rental revenue and finance lease income from our owned fleet, and our container management segment revenue comprises gain on sale of container portfolios and management fee revenue for managing containers for container investors.

Our container rental revenue depends primarily upon a combination of: (1) the number of containers in our owned fleet; (2) the utilization level of containers in our owned fleet; and (3) the per diem rates charged under each container lease. The same factors in our managed fleet affect the amount of our management fee revenue. The number of TEUs in our fleet varies over time as we purchase new containers based on prevailing market conditions during the year, sell portfolios of containers to container investors and sell used containers to parties in the secondary resale market.

Our net income will fluctuate based, in part, upon changes in the proportion of our revenue from our container management segment and the proportion of our revenue from our container leasing segment. We incur significantly lower operating expenses in connection with the revenues from our container management segment as compared to the operating expenses associated with revenues from our container leasing segment. In particular, we recognize an insignificant amount of operating expense in connection with our gain on sale of container portfolios in our container management segment. As a result, a change in the amount of revenues from our container management segment typically will have a disproportionately larger impact on our net income than an equal change in the amount of revenue from our container leasing segment.

Key Metrics

Utilization. We measure utilization on the basis of the average number of TEUs on lease expressed as a percentage of our total fleet available for lease. We calculate TEUs available for lease by excluding containers that have been manufactured for us but have not been delivered and containers designated as held-for-sale units. Our utilization is primarily driven by the overall level of container demand, the location of our available containers and the quality of our relationships with container lessees. The location of available containers is critical because containers available in high-demand locations are more readily leased and are typically leased on more favorable terms than containers available in low-demand locations.

The container leasing market is highly competitive. As such, our relationships with our container lessees are important to ensure that container shipping lines continue to select us as one of their providers of leased containers. Our annual average fleet utilization rate for the year ended December 31, 2011 was 97.6% compared to 94.8% and 82.2% for the years ended December 31, 2010 and 2009. The increase in our average fleet utilization from 2010 was primarily attributable to an increase in world trade and a reduction in the supply of containers. Our utilization rate may increase or decrease depending on future global economic conditions and the additional supply of new containers.

Per Diem Rates. The per diem rate for a lease is set at the time we enter into a lease agreement. Our long-term per diem rate has historically been strongly influenced by new container pricing, interest rates, the balance of supply and demand for containers at a particular time and location, our estimate of the residual value of the container at the end of the lease, the type and age of the container being leased, purchasing activities of containers by container shipping lines and efficiencies in container utilization by container shipping lines. The overall average per diem rates for containers in our owned fleet and in the portfolios of containers comprising our managed fleet do not change significantly in response to changes in new container prices because existing lease agreements can only be re-priced upon the expiration of the lease.

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

Management Fee Revenue. Management fee revenue is generated by our management services, which include the leasing, re-leasing, repair, repositioning, storage and disposition of containers. We provide these management services pursuant to management agreements with container investors that purchase portfolios of containers from us. Under these agreements, which have multiple year terms, we earn fees for the management of the containers and a commission, or a managed units’ sales fee, upon disposition of containers under management. Our management fees are calculated as a percentage of net operating revenue for each managed container, which is calculated as the lease payment and any other revenue attributable to a specific container owned by the container investor under a lease, minus operating expenses related to the container, excluding the container investor’s depreciation and financing expense. The management fee percentage varies based upon the type of lease and the terms of the management agreement. Management fee percentages for long-term leases are generally lower than management fee percentages for short-term leases because less management time is required to manage long-term leases. Managed units’ sales fees are equal to a fixed dollar amount or based upon a percentage of the sales price.

Gain on Sale of Container Portfolios. Gain on sale of container portfolios is generated when we sell containers, most of which are on lease at the time of sale, to container investors. Historically, we have entered into management agreements with container investors to manage portfolios of containers that we have sold to them. The amount of revenue we recognize on these sales of containers is equal to the difference between the cash we receive from container investors and the net book value of the containers sold. We rely upon our borrowing capacity under our credit facilities for the flexibility to hold containers until we sell them to container investors. We have historically been able to sell leased containers to container investors at a gain, and we have typically recognized higher revenue from gain on sale of container portfolios in periods of rising container prices. Because we enter into firm purchase orders for containers before we find lessees for the containers, there is a risk that the time necessary to lease these containers may be longer than we anticipate or that the price that container investors are willing to pay for portfolios of containers may decline before we take delivery.

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

Operating Expenses

Our operating expenses are depreciation of container rental equipment, amortization of intangible assets, storage, handling and other expenses applicable to our owned containers, as well as marketing, general and administrative expenses for our total fleet.

We depreciate our containers on a straight line basis over a period of 12.0 or 12.5 years to a fixed estimated residual value depending on the type of container (See Note 2 (d) in our consolidated financial statements. We regularly assess both the estimated useful life of our containers and the expected residual values, and, when warranted, adjust our depreciation estimate accordingly. Depreciation expense for container rental equipment will vary over time based upon the number and the purchase price of containers in our owned fleet.

Storage, handling and other expenses are operating costs of our owned fleet. Storage and handling expenses occur when container shipping lines drop off containers at depots around the world. Storage and handling expenses vary significantly by location. Other expenses include repair expenses, which are the result of normal wear and tear on the containers, and repositioning expenses, which are incurred when we contract to move containers from locations where our inventories exceed actual or expected demand to locations with higher demand. Storage, handling and other expenses are directly related to the number of containers in our owned fleet and inversely related to our utilization rate for those containers: as utilization increases, we typically have lower storage, handling and repositioning expenses.

Our marketing, general and administrative expenses are primarily employee-related costs such as salary, bonus and commission expenses, employee benefits, rent, allowance for doubtful accounts and travel and entertainment costs, as well as expenses incurred for outside services such as legal, consulting and audit-related fees.

Our operating expenses are offset by the gain on disposition of used container equipment. This gain is the result of our sale of older used containers in the secondary resale market and is the difference between: (1) the cash we receive for these units, less selling expenses; and (2) the net book value of the units.

Results of Operations

The following table summarizes our results of operations for the three years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Revenue
Container rental revenue	$106,694	$64,892	$53,747
Management fee revenue	12,957	10,348	8,546
Gain on sale of container portfolios	2,345	614	753
Finance lease income	3,710	2,045	2,218
Total revenue	125,706	77,899	65,264

Operating expenses
Depreciation of container rental equipment	33,633	20,807	17,226
Amortization of intangible assets	1,254	1,377	1,566
Gain on disposition of used container equipment	(13,374)	(9,112)	(3,626)
Storage, handling and other expenses	5,513	6,170	8,717
Marketing, general and administrative expense	21,009	21,218	18,848
Restructuring charges	-	-	972
(Gain) loss on foreign exchange	(354)	513	(215)
Total operating expenses	47,681	40,973	43,488

Operating income	78,025	36,926	21,776

Interest expense	16,139	5,278	4,311
Interest income	(12)	(109)	(10)
Net interest expense	16,127	5,169	4,301

Net income before income taxes and non-controlling interest	61,898	31,757	17,475
Income tax expense	11,084	3,555	3,919

Net income	50,814	28,202	13,556
Net (income) loss attributable to non-controlling interest	(625)	181	-

Net income attributable to CAI common stockholders	$50,189	$28,383	$13,556

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue. The above table shows the composition of our revenue. The following discussion explains the significant changes in the composition of our total revenue for the year ended December 31, 2011 compared to the year ended December 31, 2010:

Container Rental Revenue. Container rental revenue increased $41.8 million, or 64.4%, to $106.7 million for the year ended December 31, 2011 from $64.9 million for the year ended December 31, 2010. This was primarily caused by an increase in revenue of $25.0 million attributable to a 38.6% increase in the average number of TEUs of owned containers on lease, and a $13.2 million increase due to a 20.3% increase in average per diem rental rates. The average utilization of our owned containers during 2011 was 97.9% compared to 96.2% during 2010.

Management Fee Revenue. Management fee revenue for the year ended December 31, 2011 was $13.0 million, an increase of $2.7 million, or 25.2%, from $10.3 million for the year ended December 31, 2010. The increase in managed container utilization and average per diem rates, partially offset by a reduction in the size of the managed container fleet, resulted in higher profitability in most of our investors’ portfolios. In addition, we earned higher commissions on the sale of managed containers as a result of higher average selling prices during the year ended December 31, 2011. The average utilization of our managed containers during 2011 was 97.3% compared to 94.0% during 2010.

Gain on Sale of Container Portfolios. Gain on sale of container portfolios of $2.3 million for the year ended December 31, 2011 was $1.7 million, or 281.9%, higher than the gain of $0.6 million recognized for the year ended December 31, 2010. The increase was due primarily to higher margins on containers sold to investors, partly offset by lower volumes of containers sold compared to the year ended December 31, 2010.

    Finance Lease Income. Finance lease income increased $1.7 million, or 81.4%, to $3.7 million for the year ended December 31, 2011, from $2.0 million for the year ended December 31, 2010, due primarily to higher interest income resulting from an increase in new finance lease contracts.

Operating Expenses. The following discussion explains the significant changes in expenses for the year ended December 31, 2011 compared to the year ended December 31, 2010:

Depreciation of Container Rental Equipment. Depreciation of container rental equipment increased by $12.8 million, or 61.6%, to $33.6 million for the year ended December 31, 2011, from $20.8 million for the year ended December 31, 2010. This increase was primarily attributable to a 38.6% increase in average TEUs of owned containers, partly offset by the net impact of implementing higher estimated residual values in 2011. This change in estimated residual values reduced depreciation expense and increased our pre-tax income by approximately $3.5 million for the year ended December 31, 2011.

Amortization of Intangible Assets. Amortization expense relating to intangible assets for the year ended December 31, 2011 decreased $0.1 million, or 8.9%, to $1.3 million from $1.4 million for the year ended December 31, 2010. The decrease resulted primarily from certain contracts and customer relationships that have been fully amortized.

Gain on Disposition of Used Container Equipment. Gain on disposition of used container equipment increased by $4.3 million, or 46.8%, to $13.4 million for the year ended December 31, 2011, from $9.1 million for the year ended December 31, 2010.  Although we sold 30.5% fewer containers during the year ended December 31, 2011 compared to the year ended December 31, 2010, the sales price and associated profit margin in 2011 were significantly higher.

Storage, Handling and Other Expenses. Storage, handling and other expenses declined by $0.7 million, or 10.6%, to $5.5 million for the year ended December 31, 2011, from $6.2 million for the year ended December 31, 2010. The increase in the average utilization rate of our owned containers resulted in lower storage and handling costs during the year ended December 31, 2011 compared to the year ended December 31, 2010.

Marketing, General and Administrative Expense (MG&A). MG&A expense for the year ended December 31, 2011 decreased $0.2 million, or 1.0%, to $21.0 million, compared to $21.2 million for the year ended December 31, 2010. The decrease was due primarily to a $0.9 million bad debt recovery, partly offset by an increase in travel related expense and personnel related costs.

(Gain) Loss on Foreign Exchange. We recorded a gain of $0.4 million on foreign exchange transactions for the year ended December 31, 2011 compared to a loss of $0.5 million during the year ended December 31, 2010.  Gains and losses on foreign currency primarily occur when foreign denominated financial assets and liabilities are either settled or remeasured in U.S. dollars. The gain on foreign exchange for the year ended December 31, 2011 was primarily the result of the strengthening of the U.S. dollar against foreign currencies, primarily the Euro.

Net Interest Expense. Net interest expense of $16.1 million for the year ended December 31, 2011 increased $11.0 million, or 212.0%, from $5.2 million during the year ended December 31, 2010. The increase in net interest expense resulted primarily from a higher average debt balance.

Income Tax Expense. Income tax expense for the year ended December 31, 2011 was $11.1 million, a $7.5 million, or 211.8%, increase from $3.6 million for the year ended December 31, 2010. For the year ended December 31, 2010, we recorded a $1.9 million benefit resulting from the release of an uncertain tax liability caused by the expiration of the statute of limitations for the period in which the liability was accrued. Without this reduction, income tax expense for the year ended December 31, 2010 would have been $5.5 million and the effective tax rate would have been 17.2%, which is slightly lower than the effective rate of 17.9% for the year ended December 31, 2011. The slightly higher effective tax rate for the year ended December 31, 2011 compared to the year ended December 31, 2010 is primarily attributable to an increase in pretax income arising from our U.S. operations.

Segment Information

The following table summarizes our results of operations for each of our business segments for the years ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2011	2010	Percent Change

Container Leasing
Total revenue	$110,404	$66,937	64.9%
Operating expenses	40,455	34,937	15.8
Interest expense	16,139	5,278	205.8
Income before taxes attributable to segment	$53,810	$26,722	101.4
Container Management
Total revenue	$15,302	$10,962	39.6
Operating expenses	7,226	6,036	19.7
Income before taxes attributable to segment	$8,076	$4,926	63.9

Container Leasing. Total revenue from our container leasing segment increased $43.5 million, or 64.9%, to $110.4 million for the year ended December 31, 2011, from $66.9 million during the year ended December 31, 2010. This was primarily due to a $41.8 million, or 64.4%, increase in container rental revenue, and a $1.7 million, or 81.4%, increase in finance lease income. The increase in container rental revenue was primarily caused by an increase in revenue of $25.0 million attributable to a 38.6% increase in the average number of TEUs of owned containers on lease, and a $13.2 million increase due to a 20.3% increase in average per diem rental rates. The average utilization of our owned containers during 2011 was 97.9% compared to 96.2% during 2010. Revenue from direct finance leases increased due primarily to the higher interest income resulting from the increase in new finance lease contracts.

Operating expenses for the container leasing segment increased $5.5 million, or 15.8%, to $40.5 million for the year ended December 31, 2011 from $34.9 million for the year ended December 31, 2010. The increase was primarily due to higher depreciation expense, partly offset by higher gain on disposition of used container equipment, decrease in MG&A expense and lower expenses that were directly allocated to the container leasing segment including storage, handling and repairs expenses and amortization of intangible assets.

Interest expense of $16.1 million for the year ended December 31, 2011 increased $10.9 million, or 205.8%, from $5.3 million during the year ended December 31, 2010. The increase in net interest expense resulted primarily from higher average debt balances.

Container Management. Total revenue of $15.3 million from our container management segment for the year ended December 31, 2011 was $4.3 million, or 39.6%, higher than the $11.0 million revenue we reported for this segment for the year ended December 31, 2010. Higher utilization and per diem rates for our managed containers resulted in increased profitability for our managed portfolios, generating higher management fee income. In addition, we recorded a gain on sale of container portfolios of $2.3 million for the year ended December 31, 2011, compared to $0.6 million for the year ended December 31, 2010.

Total operating expenses of $7.2 million for the container management segment for the year ended December 31, 2011 increased $1.2 million, or 19.7% from the year ended December 31, 2010. The increase was due primarily to the higher percentage of MG&A expense allocated to this segment.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue. The following discussion explains the significant changes in the composition of our total revenue for the year ended December 31, 2010 compared to the year ended December 31, 2009:

Container Rental Revenue. Container rental revenue increased $11.1 million, or 20.7%, to $64.9 million for the year ended December 31, 2010 from $53.7 million for the year ended December 31, 2009. This was primarily caused by an increase in revenue of $18.5 million attributable to a 34.5% increase in the average number of TEUs of owned containers on lease, partly offset by the decrease in revenue of $3.2 million attributable to a 5.9% decrease in average per diem rental rates. The average utilization of our owned containers during 2010 was 96.2% compared to 86.3% during 2009.

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

Gain on Sale of Container Portfolios. Gain on sale of container portfolios of $0.6 million for the year ended December 31, 2010 was $0.1 million, or 18.5%, lower than the gain of $0.8 million recognized for the year ended December 31, 2009. We sold more containers during the year ended December 31, 2010 but at a lower margin compared to the year ended December 31, 2009.

Finance Lease Income. Finance lease income decreased $0.2 million, or 7.8%, to $2.0 million for the year ended December 31, 2010 from $2.2 million for the year ended December 31, 2009. This decrease was primarily due to lower average principal balance of our existing DFLs during the year ended December 31, 2010 compared to the year ended December 31, 2009, partly as a result of converting certain DFL contracts to operating leases.

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

Amortization of Intangible Assets. Amortization expense relating to intangible assets for the year ended December 31, 2010 decreased $0.2 million, or 12.1%, to $1.4 million from $1.6 million during the same period last year. The decrease resulted primarily from exchange rate differences on the reporting of the amortization of Consent intangibles, which are recorded in Euros and translated to U.S. dollars, and trademarks that have been fully amortized. Additionally, software acquired from Consent has been fully amortized since the third quarter of 2009.

Gain on Disposition of Used Container Equipment. Gain on disposition of used container equipment increased by $5.5 million, or 151.3%, to $9.1 million for the year ended December 31, 2010, from $3.6 million for the year ended December 31, 2009. The increase primarily resulted from a higher volume of used containers sold at a higher margin during the year ended December 31, 2010 as compared to the year ended December 31, 2009.

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

Loss (Gain) on Foreign Exchange. We recorded a loss of $0.5 million on foreign exchange transactions for the year ended December 31, 2010 compared to a gain of $0.2 million during the year ended December 31, 2009.  The loss resulted from transactions that were recorded in a currency other than the local functional currency upon settlement of the receivable. Part of the loss was related to the sales of containers that were denominated in Euros, which generally weakened against the British pound sterling during the year.

Net Interest Expense. Net interest expense of $5.2 million for the year ended December 31, 2010 increased $0.9 million, or 20.2%, from $4.3 million incurred during the year ended December 31, 2009. The increase in net interest expense resulted primarily from a higher average debt balance and a higher average interest rate.

Income Tax Expense. Income tax expense for the year ended December 31, 2010 was $3.6 million, a $0.3 million, or 9.3%, decrease from $3.9 million for the year ended December 31, 2009. The decrease was due primarily to the reduction of an accrued tax liability of $1.9 million resulting from the release of an uncertain tax liability caused by the expiration of the statute of limitation for the period in which the liability was accrued. Without this reduction, income tax expense for the year ended December 31, 2010 would have been $5.5 million and the effective tax rate would have been 17.2% compared to 22.4% for the same period in 2009. The lower effective tax rate for the year ended December 31, 2010 as compared to the year ended December 31, 2009 is mainly attributable to a higher proportion of overall pretax income coming from our foreign operations where statutory rates are lower than the U.S. income tax rates.

Segment Information

During the year ended December 31, 2010, we refined our methodology for allocating MG&A expense to each segment based on a study which analyzed the departmental composition of MG&A expense. The expense allocation was based on either revenue or twenty-foot equivalent units (TEUs) of containers in each segment, depending on the function of the department that incurred the expense, after directly assigning MG&A expense relating to Consent and CAIJ subsidiaries to the container leasing and container management segment, respectively. Management believes that this allocation method results in a more representative distribution of MG&A expense between the two segments. For comparative purposes, we applied this allocation method to MG&A expenses for the year ended December 31, 2009 to conform with the methodology used for the year ended December 31, 2010. Prior to the year ended December 31, 2010, we had been allocating MG&A expense to each segment based solely on the ratio of owned and managed TEUs to its total fleet of TEUs after directly assigning MG&A expense relating to Consent to the container leasing segment.

The following table summarizes our results of operations for each of our business segments for the years ended December 31, 2010 and 2009. The MG&A expense included in total operating expenses for the year ended December 31, 2009 has been adjusted to conform with the 2010 presentation (in thousands):

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

Total operating expenses for the container leasing segment decreased $3.0 million, or 7.9%, to $34.9 million for the year ended December 31, 2010 from $37.9 million for the year ended December 31, 2009. The decrease was primarily due to higher gain on disposition of used container equipment and lower expenses that were directly allocated to the container leasing segment including decreases in storage, handling and repairs expenses, amortization of intangible assets and restructuring charges. These were partly offset by increases in MG&A (including bad debt expense which was directly allocated to the container leasing segment), foreign exchange loss and depreciation expense. We had previously reported operating expenses of $31.9 million and income before taxes attributable to segment of $19.7 million for the container leasing segment for the year ended December 31, 2009 based on our previous method of allocating MG&A expense as described above.

Interest expense of $5.3 million for the year ended December 31, 2010 increased $1.0 million, or 22.4%, from $4.3 million incurred during the year ended December 31, 2009. The increase in net interest expense resulted primarily from higher average debt balances and higher interest rates.

Container Management. Total revenue from our container management segment for the year ended December 31, 2010 was $11.0 million, an increase of $1.7 million, or 17.9%, from the year ended December 31, 2009. This increase in revenue was primarily due to a $1.8 million increase in management fee revenue, partly offset by a $0.1 million decrease in gain on sale of container portfolios, as compared to the year ended December 31, 2009. The increase in management fee revenue was attributable to the higher utilization of our managed containers and an increase in the average number of managed containers on lease which resulted in a higher profitability of most of our investor portfolios from which we derived our management fee income. Total operating expenses of $6.0 million allocated to this segment increased by $0.5 million, or 8.4%, from $5.6 million for the same period last year primarily as a result of higher MG&A. We had previously reported $11.6 million of operating expenses and a loss attributable to segment of $2.3 million for the year ended December 31, 2009 for the container management segment based on our previous method of allocating MG&A expense as described in the foregoing discussion.

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

Our revolving credit facility is secured by substantially all of our assets that are not otherwise used as security for our other credit facilities. Our term loan with a consortium of banks, related party term loan, asset-backed warehouse facility and capital lease obligations are secured by specific pools of containers owned by the Company, the underlying leases thereon and our interest in any money received under such contracts.

As of December 31, 2011, the maximum credit commitment under our existing revolving credit facility was $360.0 million.  The maximum credit commitment was increased to $380.0 million effective January 30, 2012.  The facility may be increased under certain conditions described in the agreement. In addition, there is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to us. These credit commitments are part of, and not in addition to, the maximum credit commitment. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar Rate loans as defined in the revolving credit facility. As of December 31, 2011 the interest rate on our revolving credit facility was 3.0%. Our revolving credit facility will expire on September 25, 2014.

As of December 31, 2011, we had a balance of $261.0 million and availability of $98.9 million under our revolving credit facility (net of $0.1 million in letters of credit), subject to our ability to meet the collateral requirements under the agreement governing our revolving credit facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

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

We intend to use our revolving credit facility primarily to fund the purchase of containers in the future. As of December 31, 2011, we had commitments to purchase $3.5 million of container equipment and had rental equipment payable of $13.3 million. We have typically used our cash flow from operations and the proceeds from sales of container portfolios to container investors to repay our revolving credit facility. As we expand our owned fleet, our revolving credit facility balance will be higher and will result in higher interest expense. In addition to customary events of default, our revolving credit facility and term loans contain restrictive covenants, including limitations on certain liens, indebtedness and investments.  In addition, all of our facilities contain certain restrictive financial covenants.  The covenants require us to maintain (1) a maximum consolidated funded debt to consolidated tangible net worth ratio of 3.50:1.00; and (2) a minimum fixed charge coverage ratio of 1.20:1.00. We were in compliance with both covenants at December 31, 2011. Restrictions imposed by the financial covenants could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities.

Our capital leases are denominated in U.S. dollars and Euros, are financed by various European banks and financial institutions and secured by their underlying assets. As of December 31, 2011, our capital lease obligations totaled $20.3 million, with interest rates averaging 3.1%.

On August 20, 2009, we signed a $10.0 million, five-year loan agreement with the Development Bank of Japan (DBJ). The loan is payable in 19 quarterly installments of $0.2 million starting October 31, 2009 and a final payment of $6.2 million on July 31, 2014. The loan bears a variable interest rate based on BBA LIBOR and is secured by certain of our container rental equipment. As of December 31, 2011, the loan had a balance of $8.2 million, of which $0.8 million is repayable within one year, and an interest rate of 2.8%. DBJ owned approximately 9.4% of our outstanding common stock as of the date of closing of the loan agreement. DBJ’s ownership of our total outstanding common stock has been reduced to approximately 4.9% after selling 753,000 shares in December 2010.

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

On March 11, 2011 we entered into an Amendment to the Term Loan Agreement which reduced the quarterly payments of principal for the $185.0 million initially borrowed to $3.7 million each (i.e. 2.0% of the drawn amount) for the first 23 quarterly payment dates with a final payment of $99.9 million (54.0% of the drawn amount) due on December 20, 2016. The quarterly payment of principal on the additional draw downs (each determined separately) is an amount equal to the product of (x) the quotient obtained by dividing 46.0% by the number of remaining scheduled principal payment dates, as of the draw down date and (y) the initial principal balance of such term loan, with a final payment due on December 20, 2016 of 54.0% of the initial principal balance of such term loan. The loan bears a variable interest rate based on LIBOR for Eurodollar loans, and Base Rate for base rate loans.  The Base Rate is defined as the highest of (i) the federal funds rate plus 1/2 of 1.0%, (ii) the prime rate (as published in The Wall Street Journal), and (iii) the Eurodollar rate (for three-month loans) plus 1.0%. The proceeds from this borrowing were used to pay part of our revolving credit facility. As of December 31, 2011, the loan had a balance of $280.6 million, of which $25.0 million is repayable within one year, and an interest rate of 3.5%.

On September 9, 2011, our wholly-owned indirect subsidiary, CAL Funding I Limited, entered into a credit facility for $100.0 million of asset-backed warehouse notes, which facility may be increased to $200.0 million subject to certain conditions.   The notes bear a variable interest rate based on LIBOR during the initial two-year funding period.  If the notes are not refinanced or renewed during this two-year period, the facility is structured to amortize over a term that is scheduled to be ten years, but not to exceed 15 years.  The facility contains various financial and other covenants.  The proceeds from the facility will be used to finance equipment purchases and leases. As of December 31, 2011, our warehouse credit facility had a balance of $51.0 million.  The warehouse facility is secured by containers and other assets owned by CAL Funding I Limited. We are required to maintain a restricted cash balance on deposit in a designated bank account equal to five months of interest. As of December 31, 2011, we had $0.6 million in the restricted cash account.

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

Cash Flow

The following table sets forth certain cash flow information for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009

Net income	$50,814	$28,202	$13,556
Adjustments to income	21,291	14,222	17,242
Net cash provided by operating activities	72,105	42,424	30,798
Net cash (used in) provided by investing activities	(430,137)	(157,208)	3,688
Net cash provided by financing activities	358,048	115,020	49,007
Effect on cash of foreign currency translation	(331)	(335)	478
Net decrease in cash	(315))	(99)	(14,043)
Cash at beginning of year	14,393	14,492	28,535
Cash at end of year	$14,078	$14,393	$14,492

Operating Activities Cash Flows

Net cash provided by operating activities of $72.1 million for the year ended December 31, 2011 increased $29.7 million from $42.4 million for the year ended December 31, 2010. The increase was primarily due to a $30.2 million increase in net income as adjusted for non-cash items such as depreciation and amortization. The increase in net income was due primarily to a  $47.8 million increase in revenue that was driven by an increase in the number of containers on lease and an increase in average per diem rental rates, partly offset by a $25.2 million increase in operating expenses, interest and income taxes.

Operating cash flow for the year ended December 31, 2010 increased $11.6 million from the year ended December 31, 2009. The increase was due primarily to a $14.6 million increase in net income, partly offset by a $4.4 million decrease in net working capital.

Investing Activities Cash Flows

Net cash used in investing activities increased $272.9 million to $430.1 million for the year ended December 31, 2011 from $157.2 million for the year ended December 31, 2010. The increase in cash usage was primarily attributable to a $287.2 million increase in the purchase of containers, partly offset by a $12.5 million increase in net proceeds from the sale of container portfolios.

Net cash used in investing activities for the year ended December 31, 2010 increased $160.9 million from the same period in 2009 due primarily to a $173.3 million increase in the purchase of containers, partly offset by the $14.8 million increase in net proceeds from the sale of container portfolios and disposition of used container equipment.

Financing Activities Cash Flows

Net cash provided by financing activities for the year ended December 31, 2011 was $358.0 million compared to $115.0 million for the year ended December 31, 2010. For the year ended December 31, 2011, we increased our borrowings under our credit facilities by $412.6 million while repayments of bank debt and capital lease obligations increased by $141.5 million. The proceeds from bank borrowings were used to finance our acquisition of containers.

Net cash provided by financing activities for the year ended December 31, 2010 was $115.0 million compared to net cash used of $49.0 million for the year ended December 31, 2009. The $164.0 million increase in cash attributable to financing activities was due primarily to a $110.8 million increase in proceeds from bank loans, $22.4 million proceeds from the issuance of our common stock and a $19.0 million decrease in the payment of our bank debts.  In addition, we received $18.3 million of capital contribution from two Japanese container funds that were included in our consolidated balance sheet as of December 31, 2010 as a non-controlling interest.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments by due date as of December 31, 2011 (in thousands):

		Payments Due by Period
		Less than	1-2	2-3	3-4	4-5	More than
	Total	1 year	years	years	years	years	5 years
Total debt obligations:
Revolving credit facility	$261,000	$-	$-	$261,000	$-	$-	$-
Term loan - banks	280,579	24,964	24,964	24,964	24,964	180,723	-
Related party term loan	8,200	800	800	6,600	-	-	-
Asset based warehouse facility	51,000	-	1,275	5,100	5,100	5,100	34,425
Interest on debt and capital lease obligations (1)	73,748	19,999	18,905	15,610	8,545	7,452	3,237
Rental equipment payable	13,301	13,301	-	-	-	-	-
Rent, office facilities and equipment	6,111	1,206	1,003	1,017	1,005	1,014	866
Capital lease obligations	20,271	3,792	3,386	2,329	2,078	7,645	1,041
Container purchases commitments	3,474	3,474	-	-	-	-	-
Total contractual obligations	$717,684	$67,536	$50,333	$316,620	$41,692	$201,934	$39,569

(1)
Our estimate of interest expense commitment includes $21.7 million relating to our revolving credit facility, $0.6 million relating to our related party term loan, $40.0 million relating to our term loan with a consortium of banks, $9.5 million relating to our asset based warehouse facility and $1.9 million relating to our capital lease obligations. The calculation of interest related to our revolving credit facility and capital lease obligations assumes that the weighted average interest rates of 3.0% and 3.1%, respectively, as of December 31, 2011 will remain at the same level over the next five years. We expect that the interest rate will vary over time based upon fluctuations in the underlying indexes upon which this interest rate is based. The interest relating to our related party term loan, term loan payable to banks and asset based warehouse facility was based on interest rates as of December 31, 2011 of 2.8%, 3.5% and 2.8%, respectively, over the above periods.

See Note 7 to our consolidated financial statements included in this filing for a description of the terms of our revolving credit facilities, term loans, asset based warehouse facility and capital lease obligations.

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no off-balance sheet arrangements or obligations other than noted below. An off-balance sheet arrangement includes any contractual obligation, agreement or transaction arrangement involving an unconsolidated entity under which we would have: (1) retained a contingent interest in transferred assets; (2) an obligation under derivative instruments classified as equity; (3) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing, hedging or research and development services with us; or (4) made guarantees.

We transferred ownership of dry van containers to Japanese container funds that were established by Japan Investment Adviser Co., Ltd. (JIA) and CAIJ, Inc. (CAIJ). CAIJ is an 80%-owned subsidiary of CAI with the remaining 20% owned by JIA. JIA is owned and controlled by a Managing Director of CAIJ. Prior to the purchase of containers from us, the purchasing entities had received contributions from unrelated Japanese investors, under separate Japanese investment agreements allowed under Japanese commercial laws. The contributions were used to purchase container equipment from us. Under the terms of the agreement, the CAI related Japanese entities will manage each of the investments but may outsource the whole or part of each operation to a third party. Pursuant to its services agreements with investors, the purchasing Japanese entities have outsourced the general management of the investment’s operations to CAIJ. The Japanese entities have also entered into container management service agreements whereby we will manage the leasing of equipment that we transferred to the investors. The profit or loss from each investment will substantially belong to each respective investor, except with respect to two Japanese funds where the terms of the transaction provide us with an option to purchase the containers at a fixed price. If we decide to exercise our purchase options on the two Japanese funds and resell the containers to a third party, then we would realize the profit from the sale. (See Notes 3 and 9 to our consolidated financial statements).

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect reported amounts of assets and liabilities, the reported amounts of income and expense during the reporting period and the disclosure of contingent assets and liabilities as of the date of the financial statements. We have identified the policies and estimates below as critical to our business operations and the understanding of our results of operations. These policies and estimates are considered critical due to the existence of uncertainty at the time the estimate is made, the likelihood of changes in estimates from period to period and the potential impact that these estimates can have on our financial statements. Significant items subject to such estimates and assumptions include revenue recognition, valuation allowances for receivables, the carrying amount of container equipment, the residual values and lives of container equipment, impairment of goodwill and intangible assets, the carrying amount and lives of intangible assets, share based payments and income taxes. The following accounting policies and estimates include inherent risks and uncertainties related to judgments and assumptions made by us. Our estimates are based on the relevant information available at the end of each period. Actual results could differ from those estimates. The authoritative U.S. generally accepted accounting principles (GAAP) literatures when used as references herein are referred to as Accounting Standards Codification (ASC) as mandated by FASB ASU 2009-01, previously known as The FASB Accounting Standards Codification and the hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162, effective for interim and annual reporting periods ending after September 15, 2009.

Revenue Recognition

We provide a range of services to our customers incorporating rental, sale and management of container equipment. Revenue for all forms of service is recognized when earned following the guidelines under FASB ASC 605, Revenue Recognition and ASC 840, Leases. Revenue is reported net of any related sales tax.

Container Rental Revenue. We recognize revenue from operating leases of our owned containers as earned over the term of the lease. Where minimum lease payments vary over the lease term, revenue is recognized on a straight-line basis over the term of the lease. We cease recognition of lease revenue if and when a container lessee defaults in making timely lease payments or we otherwise determine that future lease payments are not likely to be collected from the lessee. Our determination of the collectability of future lease payments is made by management on the basis of available information, including the current creditworthiness of container shipping lines that lease containers from us, historical collection results and review of specific past due receivables. If we experience unexpected payment defaults from our container lessees, we will cease revenue recognition for those leases, which will reduce container rental revenue.

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

Management Fee Revenue and Gain on Sale of Container Portfolios. In addition to leasing owned containers, we sell portfolios of containers to container investors. After the date of sale, we generally manage the containers sold to these container investors. As these arrangements contain multiple parts (the sale of an asset followed by the provision of management services), we evaluate if the sale of the container and the management services are separate units of accounting thereby requiring revenue to be recognized separately for each part of the arrangement.

Effective January 1, 2010, we adopted FASB ASU 2009-13, Multiple Deliverable Revenue Arrangements, for all revenue arrangements entered into or materially modified on or after the January 1, 2010. The adoption of the guidance did not have a material impact on our consolidated financial statements for the years ended December 31, 2010 and 2011.

This guidance eliminates the requirement for an arrangement to have objective and reliable evidence of the fair value of the undelivered items. In accordance with the guidance, we determine if revenue arrangements with multiple deliverables should be considered separate units of accounting if the deliverables meet both of the following criteria:

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

In applying the guidance, separate contracts entered into at or near the same time with the same entity or related parties are presumed to have been negotiated as a package and should be evaluated as a single arrangement in considering whether there are one or more units of accounting.

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

Accounting for container leasing equipment includes depreciation and impairment testing.

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

During the first quarter of 2011, we completed a review of historical disposal experience relating to our fleet of container equipment and concluded that the estimated residual values and depreciable lives used in our depreciation calculations should be amended effective January 1, 2011. The following table shows the current and prior residual values and depreciable lives that we adopted for each type of equipment:

	Residual Value		Depreciable Life in Years
	Current	Prior	Current	Prior

20-ft. standard dry van	$950	$850	12.5	12.5
40-ft. standard dry van	$1,150	$950	12.5	12.5
40-ft. high cube dry van	$1,300	$1,000	12.5	12.5
40-ft. high cube refrigerated container	$3,000	15% of OEC*	12.0	15.0

*	Original equipment cost

The above changes reduced our depreciation expense and increased our pre-tax income by approximately $3.5 million, increased our net income by approximately $2.9 million and increased our diluted earnings per share by $0.15 for the year ended December 31, 2011.

The following table shows the residual values and depreciable lives for other types of owned equipment:

	Residual Value	Depreciable Life in Years

20-ft. high cube refrigerated container	$2,250	12.0
Other specialized containers	$1,000 to $3,500	12.5

Impairment. We regularly evaluate our containers to determine whether there has been any event that would cause their book value to be impaired. Any such impairment would be expensed in our results of operations. Impairment exists when the future undiscounted cash flows generated by an asset are less than the net book value of that asset. If impairment exists, the containers are written down to their fair value.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is developed based on two key components: (1) specific reserves for receivables which are impaired for which management believes full collection is doubtful; and (2) a general reserve for estimated losses inherent in the receivables. The general reserve is estimated by applying certain percentages to receivables that have not been specifically reserved, ranging from 1.0% on accounts that are one to thirty days overdue, to 100% on accounts that are one year overdue. Our allowance for doubtful accounts is reviewed regularly by our management and is based on the risk profile of the receivables, credit quality indicators such as the level of past due amounts and non-performing accounts and economic conditions. Changes in economic conditions or other events may necessitate additions or deductions to the allowance for doubtful accounts. The allowance is intended to provide for losses inherent in the owned fleet’s accounts receivable, and requires the application of estimates and judgments as to the outcome of collection efforts and the realization of collateral, among other things

The credit risk on accounts receivable related to the containers we manage is the responsibility of the container investors. Under our management agreements, if we are unable to ultimately collect any amount due from a managed container lessee, the container investors are obligated to reimburse us for any amounts we have previously paid to them in anticipation of receiving the uncollectible amount from the container lessee.

Stock-Based Compensation

We calculate the value of stock options granted to officers and directors using the Black-Scholes-Merton option pricing model using certain assumptions of volatility, risk free interest rate, expected term and dividend yield. As we have limited historical data, the expected option term is calculated using the simplified method. The fair value of restricted shares of common stock granted to management employees was their market price on the date of grant. The resulting values for stock options and restricted shares of common stock are amortized on a straight-line basis over their vesting periods and recorded as compensation expense.

All of our stock options have a contractual term of 10 years and vest over four years for the officers and employees and one year for the independent directors. As of December 31, 2011, there were 1,192,680 stock options outstanding for officers, employees and outside directors.

In addition to stock options, in 2007 we granted certain management employees restricted shares of common stock. The restricted shares of common stock granted to employees had a vesting period of three years from the date of grant. All shares of restricted common stock granted to employees were fully vested during the year ended December 31, 2010, except shares that were forfeited by employees who left the Company prior to the vesting period.

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

Recent Accounting Pronouncements.

See Note 2(p) of our accompanying consolidated financial statements for a full description of recent accounting pronouncements and our expectation of their effect on our operations and financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in foreign exchange rates and interest rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Foreign Exchange Rate Risk. Although we have significant foreign-based operations, the U.S. dollar is our primary operating currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. We had equipment sales in British Pound Sterling, Euros and Japanese Yen and incurred overhead costs in foreign currencies, primarily in British Pound Sterling and Euros. Consent has significant amounts of revenue as well as expenses denominated in Euro and Swedish Kroner. During the year ended December 31, 2011, the U.S. dollar has increased in value in relation to other major foreign currencies (such as the Euro and British Pound Sterling). The increase in the U.S. dollar has decreased our revenues and expenses denominated in foreign currencies. The increase in the value of the U.S. dollar relative to foreign currencies will also result in U.S. dollar denominated liabilities held at some of our foreign subsidiaries to increase in value relative to the foreign subsidiaries’ local currencies. For the year ended December 31, 2011, we recognized a gain on foreign exchange of $0.4 million. If the value of the U.S. dollar continues to increase in relation to foreign currencies, such increase may have a significant impact on our future operating results.

Interest Rate Risk. The nature of our business exposes us to market risk arising from changes in interest rates to which our variable-rate debt is linked. As of December 31, 2011, the principal amount of debt outstanding under the variable-rate arrangement of our revolving credit facility was $261.0 million. In addition, our capital lease obligations had a balance of $20.3 million as of December 31, 2011 and have variable interest rates. On August 20, 2009, we signed a five-year term loan agreement with Development Bank of Japan, which owned approximately 9.4% our outstanding common stock at the time of the closing of the loan agreement. The loan bears a variable interest rate and had a balance of $8.2 million as of December 31, 2011. On December 20, 2010, we entered into a term loan agreement with a consortium of banks. Under this loan agreement, we are eligible to borrow up to $300.0 million at a variable interest rate. The loan had a balance of $280.6 million as of December 31, 2011.  On September 9, 2011, our wholly-owned indirect subsidiary, CAL Funding I Limited, entered into a credit facility for $100.0 million of asset-backed warehouse notes, which facility may be increased to $200.0 million subject to certain conditions.   The notes bear a variable interest rate based on LIBOR during the initial two-year funding period.  As of December 31, 2011, our warehouse credit facility had a balance of $51.0 million.  A 1.0% increase or decrease in underlying interest rates for these obligations will increase or decrease interest expense by approximately $6.2 million annually assuming debt remains constant at December 31, 2011 levels.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and financial statement schedule are contained in Item 15 of this Annual Report on Form 10-K, and are incorporated herein by reference. See Part IV, Item 15(a) for an index to the financial statements and supplementary data.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon their evaluation of these disclosure controls and procedures, our President and Chief Executive Officer along with our Chief Financial Officer concluded, as of December 31, 2011, that our disclosure controls and procedures were effective with respect to controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported by our management within the time periods specified in the SEC’s rules and forms and are accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act), during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2011, our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has determined that our internal control over financial reporting is effective as of December 31, 2011.

KPMG LLP, the independent registered public accounting firm that audited our 2011 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CAI International, Inc.:

We have audited CAI International, Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CAI International, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and the related financial statement schedule II, and our report dated March 8, 2012 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

KPMG LLP

San Francisco, CA
March 8, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference from our definitive proxy statement for our 2012 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2011.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from our definitive proxy statement for our 2012 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference from our definitive proxy statement for our 2012 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from our definitive proxy statement for our 2012 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2011.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference from our definitive proxy statement for our 2012 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2011.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements.

The following financial statements are included in Item 8 of this report:

(a)(2)	Financial Statement Schedules.

The following financial statement schedule for the Company is filed as part of this report:

Schedule II—Valuation Accounts	75

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Consolidated Financial Statements or notes thereto.

(a)(3)	List of Exhibits.

The exhibits used on the accompanying Exhibit Index immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.	76

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CAI International, Inc.:

We have audited the accompanying consolidated balance sheets of CAI International, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CAI International, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

San Francisco, CA
March 8, 2012

CAI INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	December 31, 2011	December 31, 2010
Assets
Current assets
Cash	$14,078	$14,393
Accounts receivable (owned fleet), net of allowance for doubtful accounts of $819 and $2,182 at December 31, 2011 and 2010, respectively	26,381	20,874
Accounts receivable (managed fleet)	19,054	19,496
Current portion of direct finance leases	6,158	3,948
Prepaid expenses	7,079	6,645
Deferred tax assets	1,968	1,931
Other current assets	185	1,364
Total current assets	74,903	68,651
Restricted cash	599	-
Container rental equipment, net of accumulated depreciation of $109,336 and $85,596 at December 31, 2011 and 2010, respectively	841,847	530,939
Net investment in direct finance leases	31,591	7,886
Furniture, fixtures and equipment, net of accumulated depreciation of $1,006 and $548 at December 31, 2011 and 2010, respectively	2,095	2,383
Intangible assets, net of accumulated amortization of $7,196 and $5,982at December 31, 2011 and 2010, respectively	2,333	3,593
Total assets	$953,368	$613,452

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$3,536	$2,411
Accrued expenses and other current liabilities	5,761	5,408
Due to container investors	20,113	23,283
Unearned revenue	6,786	5,724
Current portion of term loans	25,764	24,800
Current portion of capital lease obligations	3,792	4,438
Rental equipment payable	13,301	88,097
Total current liabilities	79,053	154,161
Revolving credit facility	261,000	51,600
Term loans	263,014	169,200
Asset backed warehouse facility	51,000	-
Deferred income tax liability	33,816	30,226
Capital lease obligations	16,480	10,509
Income taxes payable	269	82
Total liabilities	704,632	415,778

Stockholders' equity
Common stock: par value $.0001 per share; authorized 84,000,000 shares; issued and outstanding 19,295,359 shares at December 31, 2011 and 2010	2	2
Additional paid-in capital	128,183	127,064
Accumulated other comprehensive loss	(3,381)	(2,510)
Retained earnings	105,232	55,043
Total CAI stockholders' equity	230,036	179,599
Non-controlling interest	18,700	18,075
Total stockholders' equity	248,736	197,674
Total liabilities and stockholders' equity	$953,368	$613,452

See accompanying notes to consolidated financial statements.

CAI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenue
Container rental revenue	$106,694	$64,892	$53,747
Management fee revenue	12,957	10,348	8,546
Gain on sale of container portfolios	2,345	614	753
Finance lease income	3,710	2,045	2,218
Total revenue	125,706	77,899	65,264

Operating expenses
Depreciation of container rental equipment	33,633	20,807	17,226
Amortization of intangible assets	1,254	1,377	1,566
Gain on disposition of used container equipment	(13,374)	(9,112)	(3,626)
Storage, handling and other expenses	5,513	6,170	8,717
Marketing, general and administrative expense	21,009	21,218	18,848
Restructuring charges	-	-	972
(Gain) loss on foreign exchange	(354)	513	(215)
Total operating expenses	47,681	40,973	43,488

Operating income	78,025	36,926	21,776

Interest expense	16,139	5,278	4,311
Interest income	(12)	(109)	(10)
Net interest expense	16,127	5,169	4,301

Net income before income taxes and non-controlling interest	61,898	31,757	17,475
Income tax expense	11,084	3,555	3,919

Net income	50,814	28,202	13,556
Net (income) loss attributable to non-controlling interest	(625)	181	-
Net income attributable to CAI common stockholders	$50,189	$28,383	$13,556
Net income per share attributable to CAI common stockholders
Basic	$2.60	$1.58	$0.76
Diluted	$2.55	$1.56	$0.76

Weighted average shares outstanding
Basic	19,295	17,974	17,902
Diluted	19,693	18,203	17,902

See accompanying notes to consolidated financial statements.

CAI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In	Retained	Non- Controlling	Accumulated Other Comprehensive	Total Stock- holders’
	Shares	Amount	Capital	Earnings	Interest	Income (Loss)	Equity

Balances as of December 31, 2008	17,921	$2	$102,706	$13,104	$-	$(2,022)	$113,790
Net income	-	-	-	13,556	-	-	13,556
Foreign currency translation adjustment	-	-	-	-	-	774	774
Comprehensive income							14,330
Payment of income tax withheld on vested restricted stock	(4)	-	(14)	-	-	-	(14)
Stock based compensation	-	-	992	-	-	-	992
Balances as of December 31, 2009	17,917	2	103,684	26,660	-	(1,248)	129,098
Net income (loss)	-	-	-	28,383	(181)	-	28,202
Foreign currency translation adjustment	-	-	-	-	-	(1,262)	(1,262)
Comprehensive income							26,940
Contributions from non-controlling interest	-	-	-	-	18,256	-	18,256
Issuance of common stock, net of underwritingdiscount and offering expenses	1,381	-	22,353	-	-	-	22,353
Payment of income tax withheld on vested restricted stock	(3)	-	(42)	-	-	-	(42)
Stock based compensation	-	-	1,069	-	-	-	1,069
Balances as of December 31, 2010	19,295	2	127,064	55,043	18,075	(2,510)	197,674
Net income	-	-	-	50,189	625	-	50,814
Foreign currency translation adjustment	-	-	-	-	-	(871)	(871)
Comprehensive income							49,943
Stock based compensation	-	-	1,119	-	-	-	1,119
Balances as of December 31, 2011	19,295	$2	$128,183	$105,232	$18,700	$(3,381)	$248,736

See accompanying notes to consolidated financial statements.

CAI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income	$50,814	$28,202	$13,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	34,078	21,064	17,452
Amortization of debt issuance costs	1,421	641	496
Amortization of intangible assets	1,254	1,377	1,566
Stock-based compensation expense	1,119	1,069	992
(Gain) loss on foreign exchange	(215)	640	(418)
Gain on sale of container portfolios	(2,345)	(614)	(753)
Gain on disposition of used container equipment	(13,374)	(9,112)	(3,626)
Reduction of income tax reserve	-	(2,027)	-
Deferred income taxes	3,883	3,069	(1,130)
Restructuring charges	-	107	883
Bad debt (recovery) expense	(936)	1,063	458
Changes in other operating assets and liabilities:
Accounts receivable	(3,842)	(10,390)	7,243
Prepaid expenses and other assets	1,406	3,423	1,036
Accounts payable, accrued expenses and other current liabilities	933	(3,754)	2,723
Due to container investors	(3,170)	6,104	(9,329)
Unearned revenue	1,079	1,562	(351)
Net cash provided by operating activities	72,105	42,424	30,798
Cash flows from investing activities
Purchase of containers	(491,780)	(204,565)	(31,284)
Net proceeds from sale of container portfolios	24,886	12,367	5,840
Net proceeds from disposition of used container equipment	30,824	31,922	23,669
Purchase of furniture, fixtures and equipment	(147)	(2,265)	(69)
Receipt of principal payments from direct financing leases	6,080	5,333	5,532
Net cash (used in) provided by investing activities	(430,137)	(157,208)	3,688
Cash flows from financing activities
Proceeds from issuance of common stock	-	22,353	-
Proceeds from capital lease obligations	10,001	-	1,345
Proceeds from bank debt	548,400	135,800	15,000
Proceeds from related party debt	-	-	10,000
Principal payments on capital leases	(4,679)	(3,894)	(4,359)
Principal payments made on bank debt	(192,422)	(51,700)	(70,700)
Principal payments on related party term loan	(800)	(800)	(200)
Contributions from non-controlling interest	-	18,256	-
Debt issuance costs	(1,853)	(4,995)	(93)
Increase in restricted cash	(599)	-	-
Net cash provided by (used in) financing activities	358,048	115,020	(49,007)
Effect on cash of foreign currency translation	(331)	(335)	478
Net decrease in cash	(315)	(99)	(14,043)
Cash at beginning of the period	14,393	14,492	28,535
Cash at end of the period	$14,078	$14,393	$14,492

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$6,983	$2,206	$6,307
Interest	12,475	3,964	3,492
Supplemental disclosure of non-cash investing and financing activity
Transfer of container rental equipment to direct finance lease	$31,158	$5,874	$804
Transfer of container rental equipment off direct finance lease	-	1,286	3,099
Container equipment purchase funded by offset to accounts receivable	-	1,764	-
Payment of revolving credit facility from term loan	-	185,000	-

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

On December 20, 2011, the Company formed CAI Rail Inc., a wholly owned subsidiary, to purchase and lease-out railcars in North America.

The Company’s common stock is traded on the New York Stock Exchange under the symbol “CAP”. The Company’s corporate headquarters are located in San Francisco, California.

(2) Summary of Significant Accounting Policies

(a) Principles of Consolidation

The consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries, its 80% owned subsidiary, CAIJ, Inc. (CAIJ) and the non-controlling interest relating to two Japanese container funds managed by the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

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

(b) Use of Estimates

Certain estimates and assumptions were made by the Company’s management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include revenue recognition, allowances for receivables, the carrying amount of container equipment, the residual values and lives of container equipment, impairment of intangible assets, the carrying amount and lives of intangible assets, fair value of stock options and income tax uncertainties. Actual results could differ from those estimates.

(c) Furniture, Fixtures, and Equipment

Furniture, fixtures, office equipment and software, are depreciated on a straight-line basis over estimated useful lives of five years with no salvage value.  Leasehold improvements are depreciated over the shorter of their useful lives or the respective lease life.

(d) Container Rental Equipment

The Company depreciates its container equipment over its estimated useful life to its estimated residual value. Our estimates of useful life are based on our actual experience with our owned fleet and our estimates of residual value are based on a number of factors including disposal price history.

During the first quarter of 2011, the Company completed a review of historical disposal experience relating to its fleet of container equipment and concluded that the estimated residual values and depreciable lives used in its depreciation calculations should be amended effective January 1, 2011. The following table shows the current and prior residual values and depreciable lives that the Company adopted for each type of equipment:

	Residual Value		Depreciable Life in Years
	Current	Prior	Current	Prior

20-ft. standard dry van	$950	$850	12.5	12.5
40-ft. standard dry van	$1,150	$950	12.5	12.5
40-ft. high cube dry van	$1,300	$1,000	12.5	12.5
40-ft. high cube refrigerated container	$3,000	15% of OEC*	12.0	15.0

*	Original equipment cost

The above changes reduced the Company’s depreciation expense and increased its pre-tax income by approximately $3.5 million, increased its net income by approximately $2.9 million and increased its diluted earnings per share by $0.15 for the year ended December 31, 2011.

The following table shows the residual values and depreciable lives for other types of owned equipment:

	Residual Value	Depreciable Life in Years

20-ft. high cube refrigerated container	$2,250	12.0
Other specialized containers	$1,000 to $3,500	12.5

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

(f) Intangible Assets

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

(j) Accounts Receivable (Owned Fleet)

Amounts billed under operating leases for containers owned by the Company are recorded in accounts receivable (owned fleet). The Company estimates an allowance for doubtful accounts for accounts receivable it does not consider fully collectible. The allowance for doubtful accounts is developed based on two key components: (1) specific reserves for receivables which are impaired for which management believes full collection is doubtful; and (2) a general reserve for estimated losses inherent in the receivables. The general reserve is estimated by applying certain percentages to receivables that have not been specifically reserved, ranging from 1.0% on accounts that are one to thirty days overdue, to 100% on accounts that are one year overdue. The allowance for doubtful accounts is reviewed regularly by management and is based on the risk profile of the receivables, credit quality indicators such as the level of past due amounts and non-performing accounts and economic conditions. Changes in economic conditions or other events may necessitate additions or deductions to the allowance for doubtful accounts. The allowance is intended to provide for losses inherent in the owned fleet’s accounts receivable, and requires the application of estimates and judgments as to the outcome of collection efforts and the realization of collateral, among other things.

(k) Accounts Receivable (Managed Fleet)

Amounts billed under operating leases for containers owned by container investors are recorded in accounts receivable (managed fleet) with a corresponding credit to due to container investors account. The credit risk on accounts receivable related to managed containers is the responsibility of the container investors. Under the Company’s management agreements with investors, the container investors are obligated to reimburse the Company for any amounts the Company had previously paid to them in advance of receiving the amount from the container lessee if the Company is unable to ultimately collect any amount due from a managed container lessee.

(l) Income Taxes

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records penalties and interest related to unrecognized tax benefits within income tax expense. (See Note 8)

(m) Revenue Recognition

The Company provides a range of services to its customers incorporating rental, sale and management of container equipment. Revenue for all forms of service is recognized when earned following the guidelines under FASB ASC 605, Revenue Recognition and FASB ASC 840, Leases. Revenue is reported net of any related sales tax.

Container Rental Revenue

Container rental revenue arises from renting containers owned by the Company to various shipping lines. Rental agreements are typically leases with a fixed term of between one and eight years or short-term master lease agreements where there is no term and the equipment can be returned at any time without penalty. Revenue is recorded on an accrual basis for master lease agreements as these agreements have no fixed term. For long-term leases, revenue is recorded on a straight-line basis when earned according to the terms of the container rental contracts. These contracts are classified as operating leases. Early termination of the container rental contracts subjects the lessee to a penalty, which is included in container rental revenue upon such termination.

Included in container rental revenue is revenue consisting primarily of fees charged to the lessee for handling, delivery, repairs, and fees relating to the Company’s damage protection plan, which are recognized as earned.

Management Fee Revenue and Gain on Sale of Container Portfolios

In addition to renting containers, the Company sells leased container portfolios to investor groups. After the date of sale, the Company generally manages the container assets sold to the investor group. The Company has determined that the two deliverables under the arrangements, the sale of the container and the management services, are separate units of accounting, thus revenue is recognized for each unit.

Effective January 1, 2010 the Company adopted FASB ASU 2009-13, Multiple Deliverable Revenue Arrangements, for all revenue arrangements entered into or materially modified on or after January 1, 2010.  The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements for the years ended December 31, 2010 and 2011.

The guidance eliminates the requirement for an arrangement to have objective and reliable evidence of the fair value of the undelivered items. In accordance with this guidance, the Company determines if revenue arrangements with multiple deliverables should be considered separate units of accounting if the deliverables meet both of the following criteria:

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

In applying the guidance, separate contracts entered into at or near the same time with the same entity or related parties are presumed to have been negotiated as a package and should be evaluated as a single arrangement in considering whether there are one or more units of accounting.

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

(n) Stock-Based Compensation

The Company has granted stock options to its officers and directors, and restricted common stock to certain management employees under its 2007 Equity Incentive Plan. The Company accounts for stock-based compensation in accordance with FASB ASC 718, Compensation – Stock Compensation, which requires that compensation cost related to stock-based compensation be recognized in the financial statements.  The cost is measured at the date the award is granted based on the fair value of the award calculated using the Black-Scholes-Merton option pricing model. The stock-based compensation expense is recognized over the vesting period of the grant. (See Note 11)

(o) Repairs and Maintenance

The Company’s leases generally require the lessee to pay for any damage to the container beyond normal wear and tear at the end of the lease term. The Company also offers a damage protection plan (DPP) pursuant to which the lessee pays a fee in exchange for not being charged for certain damages at the end of the lease term. The Company accounts for repairs and maintenance expense on an accrual basis when an obligation to pay has been incurred.

(p) Recent Accounting Pronouncements

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

(3) Consolidation of Variable Interest Entities as a Non-Controlling Interest

Included among the funds that the Company manages are several Japanese container funds that were established by a related party under separate investment agreements allowed under Japanese commercial laws (see Note 9). Each of the funds is financed by unrelated Japanese third party investors. The container funds under management are considered VIEs because as manager of the funds, the Company has the power to direct the activities that most significantly impact the entity’s economic performance such as leasing and managing the containers owned by the funds. With the exception of two specific Japanese funds established in September 2010, the fees earned for arranging, managing and establishing the funds are not significant to the expected returns of the funds so the Company does not have a variable interest in the funds. The rights to receive benefits and obligations to absorb losses that could potentially be significant to the funds belong to the third party investors, so the Company concluded that it is not the primary beneficiary of the funds. With the exception of the sale of containers to the two Japanese funds established in September 2010, the Company recognized gains on sale of containers to the unconsolidated VIEs as sales in the ordinary course of the business. For the years ended December 31, 2011, 2010 and 2009 the Company sold $24.9 million, $12.4 million and $5.8 million, respectively, of container portfolios to the Japanese VIEs and recognized gains of $2.3 million, $0.6 million and $0.8 million, respectively.

In September 2010, the Company transferred approximately $16.0 million of containers to two specific Japanese funds that are considered VIEs. The terms of the transaction included options for the Company to purchase the containers from the funds at a fixed price. As a result of the residual interest resulting from the fixed price call option, the Company concluded that it may absorb a significant amount of the variability associated with the funds’ anticipated economic performance so the Company has a variable interest in the funds. As the Company has the power to direct the activities that most significantly impact the economic performance of the VIEs and the variable interest provides the Company with the right to receive benefits from the entity that could potentially be significant to the funds, the Company determined that it is the primary beneficiary of these two specific VIEs and included the VIEs’ assets and liabilities as of December 31, 2011 and 2010 and the results of the VIEs' operations and cash flows for the years ended December 31, 2011 and 2010  in the Company’s consolidated financial statements.

The containers transferred to the two consolidated Japanese VIEs had a net book value of $14.1 million as of December 31, 2011. The container equipment along with $2.2 million of cash held by these container funds and $1.7 million of net investment in direct finance leases, have been included on the Company’s consolidated balance sheet with the offsetting equity related to the funds presented separately as non-controlling interest of $18.7 million in the equity section of the Company’s consolidated balance sheet as of December 31, 2011. No gain or loss was recognized upon the initial consolidation of the VIEs in September 2010. The net income of $0.6 million and net loss of $0.2 million for the years ended December 31, 2011 and 2010, respectively, attributable to the two Japanese funds is presented as net (income) loss attributable to non-controlling interest in the Company’s consolidated statements of income for the years ended December 31, 2011 and 2010.

(4) Net Investment in Direct Finance Leases

The following table represents the components of the Company’s net investment in direct finance leases (in thousands):

	December 31, 2011	December 31, 2010
Gross finance lease receivables (1)	$52,673	$15,290
Unearned income (2)	(14,924)	(3,456)
Net investment in finance leases	$37,749	$11,834

(1)
At the inception of the lease, the Company records the total minimum lease payments, executory costs, if any, and unguaranteed residual value as gross finance lease receivables. The gross finance lease receivable is reduced as customer payments are received.  Approximately $6.3 million and $4.0 million of unguaranteed residual value at December 31, 2011 and 2010, respectively, were included in gross finance lease receivables. There were no executory costs included in gross finance lease receivables as of December 31, 2011 and 2010.

(2)
The difference between the gross finance lease receivable and the cost of the equipment or carrying amount at the lease inception is recorded as unearned income. Unearned income together with initial direct costs, are amortized to income over the lease term so as to produce a constant periodic rate of return. There were no unamortized initial direct costs as of December 31, 2011 and 2010.

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

Based on the above categories, the Company's gross finance lease receivables were as follows (in thousands):

	December 31, 2011	December 31, 2010
Tier 1	$7,373	$7,278
Tier 2	45,300	8,012
Tier 3	—	—
	$52,673	$15,290

Contractual maturities of the Company’s gross finance lease receivables subsequent to December 31, 2011 are as follows (in thousands):

2012	$10,374
2013	8,289
2014	7,228
2015	10,912
2016	7,002
2017 and thereafter	8,868
$52,673

(5) Intangible Assets

The Company’s intangible assets as of December 31, 2011 and 2010 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
2011
Trademarks	$1,278	$(702)	$576
Contracts - third party	3,650	(2,738)	912
Contracts - owned equipment	3,924	(3,079)	845
Intangible assets	$8,852	$(6,519)	$2,333

2010
Trademarks	$1,278	$(574)	$704
Non-compete agreements	146	(138)	8
Contracts - third party	3,650	(2,216)	1,434
Contracts - owned equipment	3,965	(2,518)	1,447
Intangible assets	$9,039	$(5,446)	$3,593

Intangible assets allocated to the container leasing and container management reporting units, net of accumulated amortization, were $1.1 million and $1.2 million, respectively, as of December 31, 2011, and $1.7 million and $1.9 million, respectively, as of December 31, 2010.

Amortization recorded for the years ended December 31, 2011, 2010 and 2009 was $1.3 million, $1.4 million and $1.6 million, respectively. Estimated future amortization expenses are as follows (in thousands):

2012	$846
2013	717
2014	325
2015	325
2016 and thereafter	120
$2,333

(6) Container Leases

The Company leases its containers on either short-term operating leases through master lease agreements, long-term non-cancelable operating leases, or finance leases. The following represents future minimum rents receivable under long-term non-cancelable operating leases as of December 31, 2011 (in thousands):

2012	$121,333
2013	101,545
2014	90,144
2015`	75,346
2016 and thereafter	139,529
$527,897

See Note 4 for contractual maturities of the Company’s gross finance lease receivables.

(7) Debt

The Company’s revolving credit facility, including any amounts drawn on the facility, is secured by substantially all of the assets of the Company (not otherwise used as security for its other credit facilities) including the containers owned by the Company, the underlying leases thereon and the Company’s interest in any money received under such contracts. The Company's term loans, asset backed warehouse facility and capital lease obligations are secured by specific pools of containers owned by the Company, the underlying leases thereon and the Company’s interest in any money received under such contracts.

(a)   Revolving Credit Facility

The Company has a revolving line of credit agreement with a consortium of banks to finance the acquisition of assets and for general working capital purposes. As of December 31, 2011, the maximum credit commitment under the revolving line of credit was $360.0 million.  The maximum credit commitment was increased to $380.0 million effective January 30, 2012.

The Company’s revolving credit facility may be increased under certain conditions described in the agreement governing the facility. In addition, there is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to the Company. These credit commitments are part of, and not in addition to, the total commitment provided under the agreement. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the revolving credit facility. As of December 31, 2011, the average interest rate under the amended agreement was approximately 3.0%. The agreement governing the Company’s revolving credit facility also contains various financial and other covenants. It also includes certain restrictions on the Company’s ability to incur other indebtedness or pay dividends to stockholders. As of December 31, 2011, the Company was in compliance with the terms of the revolving credit facility.

As of December 31, 2011, the outstanding balance under the Company’s revolving credit facility was $261.0 million. As of December 31, 2011, the Company had $98.9 million in availability under the revolving credit facility (net of $0.1 million in letters of credit) subject to its ability to meet the collateral requirements under the agreement governing the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

The agreement under the Company’s revolving credit facility will terminate on September 25, 2014.

(b)  Term Loans

Term loans consist of the following:

(i) Bank Term Loan. On December 20, 2010, the Company entered into a Term Loan Agreement with a consortium of banks. Under this loan agreement, the Company was eligible to borrow up to $300.0 million, subject to certain borrowing conditions, which amount is secured by certain assets of the Company’s wholly owned foreign subsidiaries.  The Company initially borrowed $185.0 million under the agreement and drew down the remaining $115.0 million of the loan facility during the quarter ended September 30, 2011. The loan agreement is an amortizing facility with a term of six years.  Quarterly payments of principal for the $185.0 million initially borrowed are $3.7 million each (i.e. 2.0% of the drawn amount) for the first 23 quarterly payment dates with a final payment of $99.9 million (54.0% of the drawn amount) due on December 20, 2016.  The quarterly payments of principal on the additional draw downs (each determined separately) are an amount equal to the product of (x) the quotient obtained by dividing 46.0% by the number of remaining scheduled principal payment dates, as of the drawdown date and (y) the initial principal balance of such term loan, with a final payment due on December 20, 2016 of 54.0% of the initial principal balance of such term loan. The loan bears a variable interest rate based on LIBOR for Eurodollar loans, and Base Rate for base rate loans.  The Base Rate is defined as the highest of (i) the federal funds rate plus 1/2 of 1.0%, (ii) the prime rate (as published in The Wall Street Journal), and (iii) the Eurodollar rate (for three-month loans) plus 1.0%. The proceeds from this borrowing were used to pay down part of the Company’s borrowings under the revolving credit facility. As of December 31, 2011, the loan had a balance of $280.6 million, of which $25.0 million is repayable within one year, and an average interest rate of 3.5%. The loan agreement contains various financial and other covenants. As of December 31, 2011, the Company was in compliance with all the covenants under the loan agreement.

The following are the estimated future principal and interest payments under this loan as of December 31, 2011 (in thousands). The payments were calculated assuming the interest rate remains 3.5% through maturity of the loan.

2012	$34,792
2013	33,862
2014	32,960
2015	32,058
2016 and thereafter	186,932
320,604
Less: Amount representing interest	(40,026)
Bank term loan	$280,578

 (ii) Related Party Term Loan.  On August 20, 2009, the Company signed a $10.0 million five-year loan agreement with the Development Bank of Japan (DBJ). As of the date of closing of the loan agreement, DBJ owned approximately 9.4% of the Company’s outstanding common stock. The loan is payable in 19 quarterly installments of $0.2 million starting October 31, 2009 and a final payment of $6.2 million on July 31, 2014. The loan bears a variable interest rate based on BBA LIBOR rate and is secured by container rental equipment owned by the Company. The loan had a balance of $8.2 million and interest rate of 2.8% as of December 31, 2011. The agreement governing the Company’s term loan contains various financial and other covenants. As of December 31, 2011, the Company was in compliance with the terms of the term loan.

The following are the estimated future principal and interest payments under this loan as of December 31, 2011 (in thousands). The payments were calculated assuming the interest rate remains 2.8% through maturity of the loan.

2012	$1,027
2013	1,004
2014	6,737
8,768
Less: Amount representing interest	(568)
Related party term loan	$8,200

In December 2010, DBJ sold 753,000 shares of the Company’s stock, thereby reducing its equity interest to 4.9% of the Company’s total outstanding shares of common stock as of December 31, 2011.

c)    Asset-Backed Warehouse Facility

On September 9, 2011, the Company, through its wholly-owned indirect subsidiary, CAL Funding I Limited, entered into a credit facility for $100.0 million of asset-backed warehouse notes, which facility may be increased to $200.0 million subject to certain conditions. The Company borrowed $51.0 million under the facility during the quarter ended December 31, 2011, and the commitment for further funding extends until September 8, 2013. The notes bear a variable interest rate based on LIBOR during the initial two-year funding period.  If the notes are not refinanced or renewed during this two-year period, the facility is structured to amortize over a term that is scheduled to be ten years, although the total term of the facility cannot exceed 15 years.  As of December 31, 2011, the warehouse credit facility had a balance of $51.0 million and an average interest rate of 2.8%. Under the terms of the credit facility, the Company is required to maintain a restricted cash balance on deposit in a designated bank account equal to five months of interest. As of December 31, 2011, the Company had a balance of $0.6 million in the restricted cash account. The facility contains various financial and other covenants. As of December 31, 2011, the Company was in compliance with all the covenants under the credit facility.

The following are the estimated future principal and interest payments under this loan as of December 31, 2011 (in thousands). The payments were calculated assuming the interest rate remains 2.8% through maturity of the loan.

2012	$1,420
2013	2,689
2014	6,408
2015	6,266
2016 and thereafter	43,745
60,528
Less: Amount representing interest	(9,528)
Asset backed warehouse facility	$51,000

 (d) Capital Lease Obligations

As of December 31, 2011, the Company had capital lease obligations of $20.3 million. The underlying obligations are denominated in U.S. Dollars and Euros at fixed and floating interest rates averaging 3.1% as of December 31, 2011 with maturity dates between September 2013 and June 2019.

The following are the estimated future principal and interest payments under capital lease obligations as of December 31, 2011 (in thousands). The payments were calculated assuming the interest rate remains 3.1% through maturity of the loan.

2012	$4,371
2013	3,830
2014	2,680
2015	2,363
2016 and thereafter	8,9477
22,191
Less: Amount representing interest	(1,919)
Capital lease obligation	$20,272

(8) Income Taxes

For the years ended December 31, 2011, 2010 and 2009 net income before income taxes and non-controlling interest consisted of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
U.S. operations	$21,909	$11,276	$9,217
Foreign operations	39,989	20,481	8,258
	$61,898	$31,757	$17,475

Income tax expense attributable to income from operations consisted of (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$6,261	$(607)	$1,736
State	29	32	(218)
Foreign	1,241	772	889
	7,531	197	2,407
Deferred:
Federal	2,623	2,739	1,757
State	89	92	(368)
Foreign	841	527	123
	3,553	3,358	1,512
Income tax expense	$11,084	$3,555	$3,919

The reconciliations between the Company’s income tax expense and the amounts computed by applying the U.S. federal income tax rates of 35.0% for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Computed expected tax expense	$21,668	$11,116	$6,116
Non-deductible stock-based compensation	68	80	76
Provision to tax return true-up	8	(261)	(451)
Enactment of California apportionment factor law change	—	—	(313)
Other permanent differences	920	88	224
Increase (release) of uncertain tax liabilities	185	(1,919)	—
Increase (decrease) in income taxes resulting from:
State income tax expense, net of federal income tax benefit	154	321	145
Foreign tax differential	(11,919)	(5,870)	(1,878)
	$11,084	$3,555	$3,919

As of December 31, 2011, the Company had $18.0 million of net operating loss (NOL) carry forwards to offset future taxable income. The NOL carry forwards will begin to expire in 2017. As of December 31, 2011, the Company had $2.2 million of NOL carry forwards to offset future state taxable income. The state NOL carry forwards will begin to expire in 2029.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2011 and 2010 are presented below (in thousands):

	2011	2010
Deferred tax assets:
Accounts receivable (owned fleet)	$181	$558
Accrued expenses and other current liabilities	71	75
State taxes	1	1
Unearned revenue	1,753	1,289
Stock-based compensation	1,214	1,018
Interest expense	6	3
Tax credits	161	162
Net operating loss carry forwards	574	271
Gross deferred tax assets	3,961	3,377

Deferred tax liabilities:
Intangible assets	527	873
Depreciation and amortization	30,717	27,368
Foreign deferred tax liabilities	2,937	2,684
Deferred subpart F income	1,590	756
Unrealized gain or (loss)	38	(9)
Net deferred tax liability	$31,848	$28,295

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

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries. As of December 31, 2011, the amount of such earnings totaled approximately $69.3 million. These earnings have been permanently reinvested and the Company does not plan to initiate any action that would precipitate the payment of income taxes thereon. The amount of income taxes that would have resulted had such earnings been repatriated is not practically determinable.

The Company is required to recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company has elected to record penalties and interest associated with uncertain tax position within income tax expense. The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

Balance at January 1, 2010	$1,826
Decreases related to prior year tax positions	(1,752)
Increases related to current year tax positions	3
Balance at December 31, 2010	$77
Increases related to prior year tax positions	56
Increases related to current year tax positions	123
Balance at December 31, 2011	$256

The unrecognized tax benefits of approximately $0.3 million at December 31, 2011, if recognized, would reduce the Company’s effective tax rate. The Company accrued potential  interest and penalties of less than $0.1 million related to unrecognized tax benefits for each of the years ended December 31, 2011 and 2010.

The Company’s federal tax returns in the United States and state tax returns in the states of California, New Jersey and South Carolina are subject to examination by tax authorities. The Company accrues for unrecognized tax benefits based upon its best estimate of the additional taxes, interest and penalties expected to be paid. These estimates are updated over time as more definitive information becomes available from taxing authorities, completion of tax audits, expiration of statute of limitations, or upon occurrence of other events.

The Company does not believe the total amount of unrecognized tax benefit as of December 31, 2011 will increase or decrease significantly in the next twelve months. As of December 31, 2011, the statutes of limitations for tax examinations in the United States has not expired for the years ended December 31, 2008 through 2010. The statutes of limitations for tax examinations in the states of California, New Jersey and South Carolina have not expired for tax returns filed for the years December 31, 2007 through 2010.

(9) Related Party Transactions

During the years ended December 31, 2011, 2010 and 2009, the Company transferred legal ownership of dry van containers to Japanese container funds which were established by Japan Investment Adviser Co., Ltd. (JIA) and CAIJ. CAIJ is an 80%-owned subsidiary of CAI with the remaining 20% owned by JIA. JIA is owned and controlled by a Managing Director of CAIJ.  Prior to the transfer of containers from the Company, the container funds received contributions from unrelated Japanese investors, under separate Japanese investment agreements allowed under Japanese commercial laws. The contributions were used to purchase container equipment from the Company. Under the terms of the agreements, the CAI-related Japanese entities manage the activities of the Japanese entities but may outsource the whole or part of each operation to a third party. Pursuant to its services agreement with investors, the Japanese container funds have outsourced the general management of their operations to CAIJ. The Japanese container funds have also entered into equipment management service agreements whereby the Company manages the activities such as leasing and managing of containers owned by the Japanese container funds.

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

As described in Note 3, the Company has included in its consolidated financial statements, the assets and liabilities, results of operations, and results of cash flows of two specific Japanese container funds that it manages.

On August 20, 2009, the Company signed a $10.0 million five-year loan agreement with the Development Bank of Japan (DBJ). As of the date of closing of the loan agreement, DBJ owned approximately 9.4% of the Company’s outstanding common stock. In December 2010, DBJ sold 753,000 shares of the Company’s stock, thereby reducing its equity interest to 4.9% of the Company’s total outstanding shares of common stock as of December 31, 2011. See Note 7(b)(ii).

(10) Capital Stock

On August 2, 2010, the Company filed with the SEC a universal shelf registration statement on Form S-3 for $30.0 million of securities to provide the Company with financing flexibility. Pursuant to this registration, the Company sold 1,381,369 shares of its common stock in December 2010 at $17.50 per share. The Company received $22.4 million (net of commissions and other expenses related to the offering) from the sale of its common stock.

(11) Stock–Based Compensation Plan

Stock Options

The Company grants stock options to its officers, independent directors and certain senior management employees pursuant to its 2007 Equity Incentive Plan (Plan) which was adopted on April 23, 2007 and amended on June 5, 2009 and June 3, 2011. The following table summarizes the activity in the Company’s stock option plan for the three years ended December 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, December 31, 2008	450,180	$15.01
Options granted- officers	450,000	$5.60
Options granted- directors	30,000	$5.60
Options outstanding, December 31, 2009	930,180	$10.16
Options granted- directors	42,500	$13.97
Options outstanding, December 31, 2010	972,680	$10.32
Options granted- officers	180,000	$24.82
Options granted- directors	40,000	$21.62
Options outstanding, December 31, 2011	1,192,680	$12.89	7.1	$4,997
Options exercisable at December 31, 2011	803,930	$11.31	6.4	$3,333
Expected to vest after December 31, 2011 (net of estimated forfeitures)	380,180	$16.39	7.1	$1,579

The aggregate intrinsic value represents the value by which the Company’s closing stock price on the last trading day of the year ended December 31, 2011 exceeds the exercise price of the stock multiplied by the number of options outstanding or exercisable, excluding options that have a zero or negative intrinsic value.

The total fair value of stock options granted to the Company’s officers, certain management employees and independent directors at the time of grant was approximately $2.6 million, or $12.04 per share, $0.2 million, or $5.18 per share and $1.0 million, or $2.07 per share for the years ended December 31, 2011, 2010 and 2009, respectively, calculated using the Black-Scholes-Merton pricing model under the following weighted average assumptions:

	2011	2010	2009

Stock Price	$24.24	$13.97	$5.60
Exercise Price	$24.24	$13.97	$5.60
Volatility	50.2%	37.3%	35.1%
Expected term- Officers and employees	6.25 years	N/A	6.25 years
Expected term- Independent directors	5.5 years	5.5 years	5.5 years
Estimated forfeiture	-	-	7.0%
Risk free interest rate- minimum	1.60%	1.28%	2.83%
Risk free interest rate- maximum	1.97%	1.98%	2.83%
Dividend yield	-	-	-

An estimated forfeiture rate of 7.0% was applied for the year ended December 31, 2009. The forfeiture rate was estimated based on the average forfeiture rates for similar companies and the Company’s estimated future forfeitures. No forfeiture rate was assumed for stock options granted during the years ended December 31, 2011 and 2010 as management believes that none of the grantees will leave the Company during the vesting period. The risk-free rate is based on the implied yield on a U.S. Treasury bond with a term approximating the expected term of the option. In the absence of sufficient historical data, 50.0% of the assumed volatility factor used in the calculation of fair values for stock options granted during 2011 was derived from the average volatility of common shares for similar companies over a period approximating the expected term of the options. The remaining 50.0% was derived from the average volatility of the Company’s common shares since their initial public offering in 2007. The assumed volatility factors used in the calculation for the 2010 and 2009 grants were derived from the average price volatility of common shares for similar companies over a period approximating the expected term of the options. As the Company has limited historical data, the expected option term is calculated using the simplified method (“Plain Vanilla” approach).

The Company recorded stock-based compensation expense of $1.1 million, $1.0 million and $0.8 million relating to stock options for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, the remaining unamortized stock-based compensation cost relating to stock options granted to the Company’s executive officers, management employees and independent directors was approximately $2.4 million which is to be recognized over the remaining average vesting period of 2.9 years.

Restricted Stock Grant

The Company granted certain employees approximately 39,000 shares of restricted common stock in 2007. The restricted stock had a three-year vesting period, with one third of vested shares issued every 12 months from grant date. Approximately 4,000 shares of restricted stock were forfeited while the remaining 35,000 shares were fully vested in May and July 2010. For the years ended December 31, 2010 and 2009, the Company withheld 3,186 shares and 3,124 shares, respectively, from employees to cover minimum withholding taxes on vested restricted stock. The Company returned the withheld shares to the Equity Incentive Plan to make them available for future grant and paid the applicable taxes to federal and state taxing authorities. No additional shares of restricted common stock have been granted since July 2007. Compensation expense relating to restricted stock for the years ended December 31, 2011, 2010 and 2009 was zero, $0.1 million and $0.2 million, respectively.

Compensation expense relating to stock options and restricted stock is recorded as a component of administrative expenses in the Company’s consolidated statements of income with a corresponding credit to additional paid-in capital in the Company’s consolidated balance sheet.

(12) 401K Savings Plan

The Company established a 401(k) plan in January 1995 for certain eligible employees. Company contribution to this plan was entirely at the Company’s discretion. On October 1, 2007, the Company enhanced the plan to cover all of its U.S. employees. Under the enhanced provisions of the plan, an employee may contribute up to the statutory limit of his or her salary into the plan. The Company matches employee contributions up to 4% of qualified compensation. The Company’s contribution vests immediately. Company contribution to the plan for the years ended December 31, 2011, 2010, and 2009 was approximately $0.1 million, $0.1 million and $0.2 million, respectively.

(13) Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheets for cash, accounts receivable, and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The balance of the Company’s capital lease obligation of $20.3 million was estimated to have a fair value of approximately $19.9 million as of December 31, 2011 based on the fair value of estimated future payments calculated using the prevailing interest rates. Management believes that the principal amounts of the Company’s revolving credit facility of $261.0 million, related party term loan of $8.2 million, bank term loan of $280.6 million, asset backed secured warehouse facility of $51.0 million and net investment in direct finance leases of $37.7 million approximate their fair values as of December 31, 2011, based on discounted cash flows calculated using prevailing interest rates.

(14) Commitments and Contingencies

The Company utilizes certain office facilities and office equipment under non-cancelable operating lease agreements which generally have original terms of up to five years. Future minimum lease payments required under non-cancellable operating leases having an original term of more than one year as of December 31, 2011 are as follows (in thousands):

Office facilities and equipment
Year ending December 31:
2012	$1,206
2013	1,003
2014	1,017
2015	1,005
2016 and thereafter	1,880
$6,111

Office facility expense was $1.3 million for the year ended December 31, 2011, and $1.2 million for each of the years ended December 31, 2010 and 2009, and was included in marketing, general and administrative expense in the consolidated statements of operations.

As of December 31, 2011 and 2010, the Company had one outstanding letter of credit of $0.1 million. The letter of credit guarantees the Company’s obligations under certain operating lease agreements.

In addition to the rental equipment payable of $13.3 million, the Company had commitments to purchase approximately $3.5 million of container equipment as of December 31, 2011.

In the ordinary course of business, the Company executes contracts involving indemnifications standard in the industry and indemnifications specific to a transaction such as an assignment and assumption agreement. These indemnifications might include claims related to tax matters, governmental regulations, and contractual relationships. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim. The Company regularly evaluates the probability of having to incur costs associated with these indemnifications and as of December 31, 2011 there were no claims outstanding under such indemnifications and the Company believes that no claims are probable of occurring in the future.

(15) Segment Information

The Company operates in one industry segment, container leasing, but has two reportable business segments; container leasing and container management. The container leasing segment derives its revenue via the ownership and leasing of containers to container shipping lines. The container management segment derives its revenue from management fees earned from portfolios of containers and associated leases which are managed on behalf of container investors. The Company also derives revenue from the sale of containers to container investors who in turn enter into management agreements with the Company.

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

The following tables show segment information for the years ended December 31, 2011, 2010 and 2009, reconciled to the Company’s income before taxes as shown in its consolidated statements of operations (in thousands):

	Year Ended December 31, 2011
	Container Leasing	Container Management	Unallocated	Total
Container rental revenue	$106,694	$-	$-	$106,694
Management fee revenue	-	12,957	-	12,957
Gain on sale of container portfolios	-	2,345	-	2,345
Finance lease income	3,710	-	-	3,710
Total revenue	110,404	15,302	-	125,706

Depreciation of container rental equipment	33,633	-	-	33,633
Amortization of intangible assets	625	629	-	1,254
Gain on disposition of used container equipment	(13,374)	-	-	(13,374)
Storage, handling and other expenses	5,513	-	-	5,513
Marketing, general and administrative expenses	14,412	6,597	-	21,009
Gain on foreign exchange	(354)	-	-	(354)
Total operating expenses	40,455	7,226	-	47,681
Operating income	69,949	8,076	-	78,025
Interest expense	16,139	-	-	16,139
Interest income	-	-	(12)	(12)
Net interest expense	16,139	-	(12)	16,127
Net income before income taxes and non-controlling interest	$53,810	$8,076	$12	$61,898
Total assets	$933,094	$20,274	$-	$953,368

	Year Ended December 31, 2010
	Container Leasing	Container Management	Unallocated	Total
Container rental revenue	$64,892	$-	$-	$64,892
Management fee revenue	-	10,348	-	10,348
Gain on sale of container portfolios	-	614	-	614
Finance lease income	2,045	-	-	2,045
Total revenue	66,937	10,962	-	77,899

Depreciation of container rental equipment	20,807	-	-	20,807
Amortization of intangible assets	752	625	-	1,377
Gain on disposition of used container equipment	(9,112)	-	-	(9,112)
Storage, handling and other expenses	6,170	-	-	6,170
Marketing, general and administrative expenses	15,807	5,411	-	21,218
Loss on foreign exchange	513	-	-	513
Total operating expenses	34,937	6,036	-	40,973
Operating income	32,000	4,926	-	36,926
Interest expense	5,278	-	-	5,278
Interest income	-	-	(109)	(109)
Net interest expense	5,278	-	(109)	5,169
Net income before income taxes and non-controlling interest	$26,722	$4,926	$109	$31,757
Total assets	$592,080	$21,372	$-	$613,452

	Year Ended December 31, 2009
	Container Leasing	Container Management	Unallocated	Total
Container rental revenue	$53,747	$-	$-	$53,747
Management fee revenue	-	8,546	-	8,546
Gain on sale of container portfolios	-	753	-	753
Finance lease income	2,218	-	-	2,218
Total revenue	55,965	9,299	-	65,264

Depreciation of container rental equipment	17,226	-	-	17,226
Amortization of intangible assets	805	761		1,566
Gain on disposition of used container equipment	(3,626)	-	-	(3,626)
Storage, handling and other expenses	8,717	-	-	8,717
Marketing, general and administrative expenses	14,042	4,806	-	18,848
Restructuring charges	972	-	-	972
Income on foreign exchange	(215)	-	-	(215)
Total operating expenses	37,921	5,567	-	43,488
Operating income	18,044	3,732	-	21,776
Interest expense	4,311	-	-	4,311
Interest income	-	-	(10)	(10)
Net interest expense	4,311	-	(10)	4,301
Net income before income taxes and non-controlling interest	$13,733	$3,732	$10	$17,475

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

(16) Revenue Concentration

Container Leasing Segment Concentration. Revenue from the Company’s ten largest container lessees represented 57.6%, 54.0% and 45.5% of the revenue from its container leasing segment for the years ended December 31, 2011, 2010 and 2009, respectively. Revenue from the Company’s single largest container lessee accounted for 11.3%, or $12.5 million, 8.3%, or $5.4 million, and 7.3%, or $4.1 million, of revenue from its container leasing segment for the years ended December 31, 2011, 2010 and 2009, respectively. Each of the annual segment revenue derived therein represented 9.9%, 6.9% and 6.3% of the Company’s total revenue for the years ended December 31, 2011, 2010 and 2011, respectively. The largest lessees of the Company’s owned fleet are often among the largest lessees of its managed fleet. The largest lessees of our managed fleet are responsible for a significant portion of the billings that generate our management fee revenue.

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

Container investors associated with the five investment arrangers represented 65.4%, 80.9% and 89.3% of the Company’s total container management segment revenue for the years ended December 31, 2011, 2010 and 2009, respectively. Revenue from the two largest container investors represented 32.2%, or $4.9 million, of revenue from the Company’s container management segment or 3.9% of total revenue for the year ended December 31, 2011.

(17) Earnings per Share

Basic earnings per share is computed by dividing income attributable to CAI common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if their effect is anti-dilutive.

The following table sets forth the reconciliation of basic and diluted net income per share for the years ended December 31, 2011, 2010 and 2009 (in thousands, except per share data):

	Year Ended December 31,
	2011	2010	2009
Numerator:
Net income attributable to CAI common stockholders used in calculation of basic and diluted earnings per share	$50,189	$28,383	$13,556
Denominator:
Weighted average shares used in the calculation of basic earnings per share	19,295	17,974	17,902
Effect of dilutive securities:
Restricted common stock	-	3	-
Stock options	398	226	-
Weighted average shares used in the calculation of diluted earnings per share	19,693	18,203	17,902
Net income per share attributable to CAI common stockholders:
Basic	$2.60	$1.58	$0.76
Diluted	$2.55	$1.56	$0.76

The denominator used in the calculation of diluted income per share for the years ended December 31, 2011, 2010 and 2009 excluded options for 232,500, 493,000 shares and 930,000 shares, respectively, of common stock granted to officers and directors, and 12,000 shares of restricted stock granted to employees for the years ended December 31, 2009 because their effect would have been antidilutive.

(18) Selected Quarterly Financial Data (Unaudited)

The following table sets forth key interim financial information for the years ended December 31, 2011 and 2010 (in thousands, except per share amount):

	2011 Quarters Ended				2010 Quarters Ended
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Revenue	$36,243	$32,962	$28,759	$27,742	$25,224	$20,119	$17,363	$15,193
Operating expenses	15,342	11,274	11,839	9,226	10,662	9,987	9,845	10,479
Operating income	20,901	21,688	16,920	18,516	14,562	10,132	7,518	4,714
Net income available to CAI common stockholders	12,891	13,622	10,880	12,796	10,497	9,161	5,676	3,049

Basic and diluted earnings per share available to CAI common stockholders:
Basic	$0.67	$0.71	$0.56	$0.66	$0.58	$0.51	$0.32	$0.17
Diluted	$0.66	$0.70	$0.55	$0.65	$0.57	$0.50	$0.31	$0.17

Schedule II
Valuation Accounts
(In thousands)

	Balance at Beginning of Period	Net Additions (Reductions) to Expense	Deductions*	Balance at End of Period

December 31, 2009
Accounts receivable, allowance for doubtful accounts	$1,044	$458	$(82)	$1,420
December 31, 2010
Accounts receivable, allowance for doubtful accounts	$1,420	$1,063	$(301)	$2,182
December 31, 2011
Accounts receivable, allowance for doubtful accounts	$2,182	$(936)	$(427)	$819

*	Primarily consists of write-offs, net of recoveries and other adjustments

EXHIBIT INDEX

Exhibit No.	Description

3.1
Amended and Restated Certificate of Incorporation of CAI International, Inc. (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1, as amended, File No. 333-140496, filed on April 24, 2007).

3.2	Amended and Restated Bylaws of CAI International, Inc. (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed on March 10, 2009).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1, as amended, File No. 333-140496, filed on April 24, 2007).

10.1
Amended and Restated Registration Rights Agreement, dated February 16, 2007, among CAI International, Inc., Hiromitsu Ogawa, Ogawa Family Trust dated 7/06/98, Ogawa Family Limited Partnership and DBJ Value Up Fund (incorporated by reference to Exhibit 10.7 of our Registration Statement on Form S-1, as amended, File No. 333-140496, filed on March 21, 2007).

10.2*
Form of Indemnification Agreement between CAI International, Inc. and each of its current executive officers and directors (incorporated by reference to Exhibit 10.8 of our Registration Statement on Form S-1, as amended, File No. 333-140496, filed on April 24, 2007).

10.3*	2007 Equity Incentive Plan, as amended (incorporated by reference to Appendix A of our Definitive Proxy Statement on Schedule 14A, filed on May 2, 2011).

10.4‡‡
Second Management Agreement, dated March 1, 1996, between Container Applications International, Inc. and P&R Equipment & Finance Corporation (incorporated by reference to Exhibit 10.11 of our Registration Statement on Form S-1, as amended, File No. 333-140496, filed on March 27, 2007).

10.5‡‡
P&R Management Agreement, dated March 14, 2006, among Container Applications International, Inc., P&R Equipment & Finance Corporation and Interpool Containers Limited (incorporated by reference to Exhibit 10.12 of our Registration Statement on Form S-1, as amended, File No. 333-140496, filed on March 27, 2007).

10.6
Second Amended and Restated Revolving Credit Agreement, dated September 25, 2007, among CAI International, Inc., Container Applications Limited, the various lending institutions party thereto, Bank of America, N.A., as administrative agent, Banc of America Securities LLC, as the lead arranger, LaSalle Bank National Association, as the syndication agent, and Union Bank of California, N.A. as the documentation agent (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on September 25, 2007).

10.7
Amendment No. 1 to that certain Second Amended and Restated Revolving Credit Agreement, dated February 26, 2008, among CAI International, Inc., Container Applications Limited, the guarantors listed on the signature pages thereto, the various lending institutions party thereto, Bank of America, N.A. as administrative agent, and Union Bank of California, N.A. as co-agent (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on March 3, 2008).

10.8
Amendment No. 2 and Consent to that certain Second Amended and Restated Revolving Credit Agreement, dated August 20, 2010, among CAI International, Inc., Container Applications Limited, the guarantors listed on the signature pages thereto, the various lending institutions party thereto, Bank of America, N.A. as administrative agent, and Union Bank of California, N.A. as documentation agent (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K, filed on August 24, 2010).

10.9
Amendment No. 3 to that certain Second Amended and Restated Revolving Credit Agreement, dated June 27, 2011, among CAI International, Inc., Container Applications Limited, the Guarantors listed on the signature pages thereto, the various lending institutions party thereto, Bank of America, N.A. as administrative agent, and Union Bank of California, N.A. as documentation agent (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K, filed on June 30, 2011).

10.10*
Amended and Restated Employment Agreement, effective April 9, 2009, between CAI International, Inc. and Masaaki (John) Nishibori (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009, filed on May 8, 2009).

10.11*
Amendment #1 to Amended and Restated Employment Agreement, effective July 30, 2010, between CAI International, Inc. and Masaaki (John) Nishibori (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K, filed on July 30, 2010).

10.12*
Continuing Services Agreement, dated April 29, 2011, between Masaaki Nishibori and CAI International, Inc. (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011, filed on May 6, 2011).

10.13*
Amended and Restated Employment Agreement, dated April 29, 2011, between CAI International, Inc. and Victor Garcia (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011, filed on May 6, 2011).

10.14*
Employment Letter, dated April 13, 2011, between Timothy Page and CAI International, Inc. (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011, filed on May 6, 2011).

10.15*
Chairman of the Board Compensation Agreement, dated June 5, 2009, between CAI International, Inc. and Hiromitsu Ogawa (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2009, filed on September 21, 2009).

10.17
Stock Purchase Agreement, dated April 30, 2008, between Container Applications Limited and BNS Consent Holding AS (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K, filed on May 6, 2008).

10.18
Term Loan Agreement, dated December 20, 2010, among Container Applications Limited, CAI International, Inc., the lenders listed on Schedule 1 thereto and ING Bank N.V. (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K, filed on December 23, 2010).

10.19
Guaranty, dated December 20, 2010, among Container Applications International (U.K.) Limited, Container Applications International, Ltd., Container Applications (Malaysia) SDN BDH, Sky Container Trading Limited, Sky Domestic Container Leasing Limited, CAI Consent Sweden AB, CAI International GmbH and CAI International, Inc. (incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed on December 23, 2010).

10.20
Amendment to the Term Loan Agreement, dated March 11, 2011, among Container Applications Limited, CAI International, Inc., and the other Guarantors listed on the signature pages thereto, the Lenders listed on the signature pages thereto, and ING Bank N.V. (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 16, 2011).

10.21
Series 2011-1 Note Purchase Agreement, dated September 9, 2011, among CAL Funding I Limited, Container Applications Limited, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bank of America, National Association, and the other purchasers and deal agents named therein (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K, filed on September 14, 2011).

10.22
Series 2011-1 Supplement, dated September 9, 2011, between CAL Funding I Limited and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed on September 14, 2011).

10.23
Indenture, dated September 9, 2011, between CAL Funding I Limited and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed on September 14, 2011).

10.24
Performance Guaranty, dated September 9, 2011, between CAI International, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.4 of our Current Report on Form 8-K, filed on September 14, 2011).

10.25
Contribution and Sale Agreement, dated September 9, 2011, between Container Applications Limited and CAL Funding I Limited (incorporated by reference to Exhibit 99.5 of our Current Report on Form 8-K, filed on September 14, 2011).

10.26
Container Management Services Agreement, dated September 9, 2011, among CAL Funding I Limited, Container Applications Limited and CAI International, Inc. (incorporated by reference to Exhibit 99.6 of our Current Report on Form 8-K, filed on September 14, 2011).

10.27
Form of Series 2011-1 Secured Note issued by CAL Funding I Limited to Bank of America, National Association (incorporated by reference to Exhibit 99.7 of our Current Report on Form 8-K, filed on September 14, 2011).

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

101
The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.  The information in Exhibit 101 is “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

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

Date:	March 8, 2012	CAI International, Inc.

		By:	/s/ VICTOR M. GARCIA
Victor M. Garcia
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities indicated, on the 8th day of March 2012.

Signature	Title(s)

/s/ HIROMITSU OGAWA	Chairman of the Board of Directors
Hiromitsu Ogawa

/s/ VICTOR M. GARCIA	President and Chief Executive Officer, Director
Victor M. Garcia

/s/ TIMOTHY B. PAGE	Chief Financial Officer
Timothy B. Page

/s/ MASAAKI (JOHN) NISHIBORI	Director
Masaaki (John) Nishibori

/s/ GARY M. SAWKA	Director
Gary M. Sawka

/s/ MARVIN DENNIS	Director
Marvin Dennis

/s/ WILLIAM W. LIEBECK	Director
William W. Liebeck

/s/ DAVID G. REMINGTON	Director
David G. Remington