Form 10-Q
period 2012-03-31
CAI International, Inc.
filed 2012-05-03
CIK 1388430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common	April 30, 2012
Common Stock, $.0001 par value per share	19,295,359 shares

CAI INTERNATIONAL, INC.

Index

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and service development efforts. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words “may,” “might,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (SEC) on March 8, 2012 and our other reports filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our other filings with the SEC.

Index

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CAI INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(UNAUDITED)

	March 31,	December 31,
	2012	2011
Assets
Current assets
Cash	$47,593	$14,078
Accounts receivable (owned fleet), net of allowance for doubtful accounts of $722 and $819 at March 31, 2012 and December 31, 2011, respectively	27,471	26,381
Accounts receivable (managed fleet)	18,947	19,054
Current portion of direct finance leases	8,414	6,158
Prepaid expenses	7,065	7,079
Deferred tax assets	1,968	1,968
Other current assets	196	185
Total current assets	111,654	74,903
Restricted cash	1,143	599
Container rental equipment, net of accumulated depreciation of $116,407 and $109,336 at March 31, 2012 and December 31, 2011, respectively	850,571	841,847
Net investment in direct finance leases	47,260	31,591
Furniture, fixtures and equipment, net of accumulated depreciation of $1,114 and $1,006 at March 31, 2012 and December 31, 2011, respectively	1,982	2,095
Intangible assets, net of accumulated amortization of $6,775 and $6,519 at March 31, 2012 and December 31, 2011, respectively	2,130	2,333
Total assets	$1,014,740	$953,368

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$4,379	$3,536
Accrued expenses and other current liabilities	6,016	5,761
Due to container investors	22,118	20,113
Unearned revenue	7,391	6,786
Current portion of term loans	25,764	25,764
Current portion of capital lease obligations	3,768	3,792
Rental equipment payable	2,427	13,301
Total current liabilities	71,863	79,053
Revolving credit facility	272,000	261,000
Term loans	256,573	263,014
Asset backed warehouse facility	100,000	51,000
Deferred income tax liability	33,943	33,816
Capital lease obligations	15,819	16,480
Income taxes payable	269	269
Total liabilities	750,467	704,632

Stockholders' equity
Common stock: par value $.0001 per share; authorized 84,000,000 shares; issued and outstanding 19,295,359 shares at March 31, 2012 and December 31, 2011	2	2
Additional paid-in capital	128,487	128,183
Accumulated other comprehensive loss	(2,604)	(3,381)
Retained earnings	119,623	105,232
Total CAI stockholders' equity	245,508	230,036
Non-controlling interest	18,765	18,700
Total stockholders' equity	264,273	248,736
Total liabilities and stockholders' equity	$1,014,740	$953,368

See accompanying notes to unaudited consolidated financial statements.

Index

CAI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Revenue
Container rental revenue	$32,487	$22,385
Management fee revenue	4,201	3,515
Gain on sale of container portfolios	1,256	1,410
Finance lease income	1,463	432
Total revenue	39,407	27,742

Operating expenses
Depreciation of container rental equipment	10,658	6,741
Amortization of intangible assets	227	343
Gain on disposition of used container equipment	(3,095)	(3,615)
Storage, handling and other expenses	2,006	1,095
Marketing, general and administrative expense	6,523	4,602
Loss on foreign exchange	196	60
Total operating expenses	16,515	9,226

Operating income	22,892	18,516

Interest expense	5,936	2,974
Interest income	(5)	(3)
Net interest expense	5,931	2,971

Net income before income taxes and non-controlling interest	16,961	15,545
Income tax expense	2,505	2,550

Net income	14,456	12,995
Net income attributable to non-controlling interest	(65)	(199)
Net income attributable to CAI common stockholders	$14,391	$12,796

Net income per share attributable to CAI common stockholders
Basic	$0.75	$0.66
Diluted	$0.73	$0.65

Weighted average shares outstanding
Basic	19,295	19,295
Diluted	19,704	19,758

See accompanying notes to unaudited consolidated financial statements.

Index

CAI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011

Net income	$14,456	$12,995
Other comprehensive income, net of tax:
Foreign currency translation adjustments	777	1,270
Comprehensive income	15,233	14,265
Comprehensive income attributable to non-controlling interest	(65)	(199)
Comprehensive income attributable to CAI common stockholders	$15,168	$14,066

See accompanying notes to unaudited consolidated financial statements.

Index

CAI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net income	$14,456	$12,995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,773	6,851
Amortization of debt issuance costs	626	311
Amortization of intangible assets	227	343
Stock-based compensation expense	303	265
Loss on foreign exchange	66	55
Gain on sale of container portfolios	(1,256)	(1,410)
Gain on disposition of used container equipment	(3,095)	(3,615)
Deferred income taxes	127	145
Bad debt expense (recovery)	145	(892)
Changes in other operating assets and liabilities:
Accounts receivable	(1,151)	2,764
Prepaid expenses and other assets	(187)	735
Accounts payable, accrued expenses and other current liabilities	1,545	(828)
Due to container investors	2,005	(445)
Unearned revenue	580	281
Net cash provided by operating activities	25,164	17,555
Cash flows from investing activities
Purchase of containers	(64,946)	(101,012)
Net proceeds from sale of container portfolios	10,320	8,362
Net proceeds from disposition of used container equipment	9,874	8,942
Purchase of furniture, fixtures and equipment	(1)	(29)
Receipt of principal payments from direct financing leases	1,685	1,398
Net cash used in investing activities	(43,068)	(82,339)
Cash flows from financing activities
Stock issuance costs	-	(95)
Proceeds from bank debt	141,500	82,500
Principal payments on capital leases	(919)	(1,497)
Principal payments on bank debt	(87,941)	(16,900)
Debt issuance costs	(434)	(92)
Increase in restricted cash	(544)	-
Net cash provided by financing activities	51,662	63,916
Effect on cash of foreign currency translation	(243)	321
Net increase (decrease) in cash	33,515	(547)
Cash at beginning of the period	14,078	14,393
Cash at end of the period	$47,593	$13,846

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$1,569	$261
Interest	4,743	2,262
Supplemental disclosure of non-cash investing and financing activity
Transfer of container rental equipment to direct finance lease	$19,557	$1,241

See accompanying notes to unaudited consolidated financial statements.

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	The Company and Nature of Operations

Organization

CAI International, Inc. (CAI or the Company) operates in the international intermodal marine cargo container leasing business. Within this single industry sector, the Company generates revenue from two reportable segments: container leasing and container management. The container leasing segment specializes primarily in the ownership and leasing of intermodal containers, while the container management segment manages containers for container investors. The Company leases its containers principally to international container shipping lines located throughout the world. The Company sells containers primarily to investor groups and provides management services to those investors in return for a management fee.

The Company’s common stock is traded on the New York Stock Exchange under the symbol “CAP”. The Company’s corporate headquarters are located in San Francisco, California.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the financial statements of the Company and its subsidiaries. All intercompany transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position as of March 31, 2012 and December 31, 2011, the Company's results of operations and cash flows for the three months ended March 31, 2012 and 2011.  The results of operations and cash flows for the periods presented are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2012 or in any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The accompanying unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 8, 2012.

(2)	Accounting Policies and Recent Accounting Pronouncements

(a)	Accounting Policies

During the three months ended March 31, 2012, the Company completed a review of historical disposal experience relating to its fleet of container equipment and concluded that the estimated residual values and depreciable lives used in its depreciation calculations should be amended effective January 1, 2012. The following table shows the current and prior residual values and depreciable lives that the Company adopted for each type of equipment:

	Residual Value		Depreciable Life in Years
	Current	Prior	Current	Prior

20-ft. standard dry van container	$1,050	$950	13.0	12.5
40-ft. standard dry van container	$1,300	$1,150	13.0	12.5
40-ft. high cube dry van container	$1,650	$1,300	13.0	12.5
20-ft. refrigerated container	$2,750	$2,250	12.0	12.0
40-ft. high cube refrigerated container	$3,500	$3,000	12.0	12.0

The residual values, which range from $1,000 to $3,500 with a depreciable life of 12.5 years, for other specialized containers remain unchanged.

The above changes reduced the Company’s depreciation expense and increased pre-tax income by approximately $1.7 million, increased net income by approximately $1.4 million and increased its diluted earnings per share by $0.07 for the three months ended March 31, 2012.

There were no other changes to the Company’s accounting policies during the three months ended March 31, 2012. See Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 8, 2012.

(b)	Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued guidance to increase the prominence of other comprehensive income in financial statements. Under this guidance, an entity has the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The option to present other comprehensive income in the statement of changes in equity has been eliminated. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The implementation of the accounting guidance did not have a material effect on the Company’s consolidated financial statements.

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

If in the Company’s judgment both of the above criteria are met, the VIE’s financial statements are included in the Company’s consolidated financial statements as required under ASC 810. The equity attributable to the VIE is shown as a non-controlling interest on the Company’s consolidated balance sheet and the after tax result attributable to its operations is shown as a net income or loss attributable to non-controlling interest on the Company’s consolidated statement of income.

Included among the funds that the Company manages are several Japanese container funds that were established by a related party under separate investment agreements allowed under Japanese commercial laws (see Note 11). Each of the funds is financed by unrelated Japanese third party investors. The container funds under management are considered VIEs because as manager of the funds, the Company has the power to direct the activities that most significantly impact the entity’s economic performance such as leasing and managing the containers owned by the funds. With the exception of two specific Japanese funds established in September 2010, the fees earned for arranging, managing and establishing the funds are not significant to the expected returns of the funds so the Company does not have a variable interest in the funds. The rights to receive benefits and obligations to absorb losses that could potentially be significant to the funds belong to the third party investors, so the Company concluded that it is not the primary beneficiary of the funds. With the exception of the sale of containers to the two Japanese funds established in September 2010, the Company recognizes gains on sale of containers to the unconsolidated VIEs as sales in the ordinary course of the business. For the three months ended March 31, 2012 the Company sold $10.3 million of container portfolios to the Japanese VIEs and recognized a gain of $1.3 million. For the three months ended March 31, 2011 the Company sold $8.4 million of container portfolios and recognized a gain on sale of $1.4 million.

In September 2010, the Company transferred approximately $16.0 million of containers to two specific Japanese funds that are considered VIEs. The terms of the transaction included options for the Company to purchase the containers from the funds at a fixed price. As a result of the residual interest resulting from the fixed price call option, the Company concluded that it may absorb a significant amount of the variability associated with the funds’ anticipated economic performance so the Company has a variable interest in the funds. As the Company has the power to direct the activities that most significantly impact the economic performance of the VIEs and the variable interest provides the Company with the right to receive benefits from the entity that could potentially be significant to the funds, the Company determined that it is the primary beneficiary of these two specific VIEs and included the VIEs’ assets and liabilities as of March 31, 2012 and December 31, 2011 and the results of the VIEs’ operations and cash flows for the three months ended March 31, 2012 and 2011in the Company’s consolidated financial statements.

The containers transferred to the two consolidated Japanese VIEs had a net book value of $13.6 million as of March 31, 2012. The container equipment along with $2.7 million of cash held by these container funds and $1.6 million of net investment in direct finance leases, have been included on the Company’s consolidated balance sheet with the offsetting equity related to the funds presented separately as non-controlling interest of $18.8 million in the equity section of the Company’s consolidated balance sheet as of March 31, 2012. No gain or loss was recognized upon the initial consolidation of the VIEs in September 2010. The net income of $0.1 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively, attributable to the two Japanese funds is presented as net income attributable to non-controlling interest in the Company’s consolidated statements of income for the three months ended March 31, 2012 and 2011.

Index

(4)	Net Investment in Direct Finance Leases

The following table represents the components of the Company’s net investment in finance leases (in thousands):

	March 31, 2012	December 31, 2011
Gross finance lease receivables (1)	$75,005	$52,673
Unearned income (2)	(19,331)	(14,924)
Net investment in finance leases	$55,674	$37,749

(1)
At the inception of the lease, the Company records the total minimum lease payments, executory costs, if any, and unguaranteed residual value as gross finance lease receivables. The gross finance lease receivable is reduced as customer payments are received.  Approximately $7.6 million and $6.3 million of unguaranteed residual value at March 31, 2012 and December 31, 2011, respectively, were included in gross finance lease receivables. There were no executory costs included in gross finance lease receivables as of March 31, 2012 and December 31, 2011.

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

The categories of gross finance lease receivables based on the Company's internal customer credit ratings can be described as follows:

Tier 1—These customers are typically large international shipping lines that have been in business for many years and have world-class operating capabilities and significant financial resources. In most cases, the Company has had a long commercial relationship with these customers and currently maintains regular communication with them at several levels of management, which provides the Company with insight into the customer's current operating and financial performance. In the Company's view, these customers have the greatest ability to withstand cyclical down turns and would likely have greater access to needed capital than lower-rated customers. The Company views the risk of default for Tier 1 customers to range from minimal to modest.

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

Based on the above categories, the Company's gross finance lease receivables were as follows (in thousands):

	March 31, 2012	December 31, 2011
Tier 1	$53,396	$31,017
Tier 2	21,609	21,656
Tier 3	—	—
	$75,005	$52,673

During the three months ended March 31, 2012, the company revised its criteria for categorizing gross finance lease receivables as Tier 1, Tier 2 and Tier 3 to better reflect its assessment of customer credit quality. The Company has conformed its presentation of gross finance lease receivables as of December 31, 2011 to be consistent with the revised criteria for assessing customer credit quality.

Contractual maturities of the Company's gross finance lease receivables subsequent to March 31, 2012 are as follows (in thousands):

2012	$13,878
2013	11,676
2014	15,260
2015	10,093
2016	9,987
2017 and thereafter	14,111
$75,005

Index

(5)	Intangible Assets

The Company amortizes intangible assets on a straight line basis over their estimated useful lives as follows:

Trademarks	1-10 years
Contracts – third party	7 years
Contracts – owned equipment	5-7 years

Total amortization expense for the three months ended March 31, 2012 and 2011 was $0.2 million and $0.3 million, respectively. Intangible assets as of March 31, 2012 and December 31, 2011 were as follows (in thousands):

March 31, 2012	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$1,278	$(735)	$543
Contracts – third party	3,650	(2,868)	782
Contracts – owned equipment	3,977	(3,172)	805
Total intangible assets	$8,905	$(6,775)	$2,130

December 31, 2011	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$1,278	$(702)	$576
Contracts – third party	3,650	(2,738)	912
Contracts – owned equipment	3,924	(3,079)	845
Total intangible assets	$8,852	$(6,519)	$2,333

(6)	Debt

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

The Company has a revolving line of credit agreement with a consortium of banks to finance the acquisition of assets and for general working capital purposes. As of March 31, 2012, the maximum credit commitment under the revolving line of credit was $380.0 million.  The maximum credit commitment was increased to $475.0 million effective April 11, 2012.

The Company’s revolving credit facility may be increased under certain conditions described in the agreement governing the facility. In addition, there is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to the Company. These credit commitments are part of, and not in addition to, the total commitment provided under the agreement. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the revolving credit facility.  As of March 31, 2012, the average interest rate under the amended agreement was 3.0%. The agreement governing the Company’s revolving credit facility contains various financial and other covenants. It also includes certain restrictions on the Company’s ability to incur other indebtedness or pay dividends to stockholders. As of March 31, 2012, the Company was in compliance with the terms of the revolving credit facility.

As of March 31, 2012, the outstanding balance under the Company’s revolving credit facility was $272.0 million. As of March 31, 2012, the Company had $107.9 million in availability under the revolving credit facility (net of $0.1 million in letters of credit) subject to its ability to meet the collateral requirements under the agreement governing the facility. On April 11, 2012, the outstanding balance under the facility was reduced by $57.0 million with the proceeds of a term loan.  The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

The agreement under the Company’s revolving credit facility will terminate on September 25, 2014.

Index

(b)	Term Loans

Term loans consist of the following:

(i) On December 20, 2010, the Company entered into a term loan agreement with a consortium of banks. Under this loan agreement, the Company was eligible to borrow up to $300.0 million, subject to certain borrowing conditions, which amount is secured by certain assets of the Company’s wholly-owned foreign subsidiaries.  The loan agreement is an amortizing facility with a term of six years.  Quarterly payments of principal for the $185.0 million initially borrowed are $3.7 million each (i.e. 2.0% of the drawn amount) for the first 23 quarterly payment dates with a final payment of $99.9 million (54.0% of the drawn amount) due on December 20, 2016.  The quarterly payments of principal on the additional draw downs (each determined separately) are an amount equal to the product of (x) the quotient obtained by dividing 46.0% by the number of remaining scheduled principal payment dates as of the drawdown date and (y) the initial principal balance of such term loan, with a final payment due on December 20, 2016 of 54.0% of the initial principal balance of such term loan. The loan bears a variable interest rate based on LIBOR for Eurodollar loans, and Base Rate for base rate loans.  The Base Rate is defined as the highest of (i) the federal funds rate plus 1/2 of 1.0%, (ii) the prime rate (as published in The Wall Street Journal), and (iii) the Eurodollar rate (for three-month loans) plus 1.0%. The proceeds from this borrowing were used to pay down part of the Company’s borrowings under the revolving credit facility. As of March 31, 2012, the loan had a balance of $274.3 million, of which $25.0 million is repayable within one year, and an average interest rate of 3.5%. The loan agreement contains various financial and other covenants. As of March 31, 2012, the Company was in compliance with all the covenants under the loan agreement.

On April 12, 2012, the Company entered into an amendment to the term loan agreement to allow for a separate credit facility of up to $85.0 million for CAI Rail Inc. (CAI Rail).

(ii) On August 20, 2009, the Company signed a $10.0 million five-year loan agreement with the Development Bank of Japan (DBJ). The loan is payable in 19 quarterly installments of $0.2 million starting October 31, 2009 and a final payment of $6.2 million on July 31, 2014. The loan bears a variable interest rate based on BBA LIBOR and is secured by container rental equipment owned by the Company. The loan had a balance of $8.0 million and interest rate of 3.0% as of March 31, 2012. The agreement governing the Company’s term loan contains various financial and other covenants. As of March 31, 2012, the Company was in compliance with the terms of the term loan.

(iii) On April 11, 2012, the Company entered into a term loan agreement with a consortium of banks. The agreement provides for a five year term loan of an aggregate of $60.0 million, subject to certain borrowing conditions, which amount is secured by certain assets of the Company. The outstanding principal amounts under the term loan bear interest at the rate of LIBOR plus 2.5%, amortized quarterly, and require quarterly payments equal to 1.75% multiplied by the outstanding principal amount at such time. The facility contains various financial and other covenants. The full $60.0 million was drawn at closing and was primarily used to repay outstanding amounts under the revolving credit facility. All unpaid amounts then outstanding are due and payable on April 11, 2017.

(c)	Asset-Backed Warehouse Facility

On September 9, 2011, the Company, through its wholly-owned indirect subsidiary, CAL Funding I Limited, entered into a credit facility for $100.0 million of asset-backed warehouse notes, which facility may be increased to $200.0 million subject to certain conditions. The Company borrowed $51.0 million under the facility during 2011, and a further $49.0 million during the quarter ended March 31, 2012. The commitment for further funding extends until September 8, 2013. The notes bear a variable interest rate based on LIBOR during the initial two-year funding period.  If the notes are not refinanced or renewed during this two-year period, the facility is structured to amortize over a term that is scheduled to be ten years, although the total term of the facility cannot exceed 15 years.  As of March 31, 2012, the warehouse credit facility had a balance of $100.0 million and an average interest rate of 2.7%. Under the terms of the credit facility, the Company is required to maintain a restricted cash balance on deposit in a designated bank account equal to five months of interest. As of March 31, 2012, the Company had a balance of $1.1 million in the restricted cash account. The facility contains various financial and other covenants. As of March 31, 2012, the Company was in compliance with all the covenants under the credit facility.

(d)	Capital Lease Obligations

As of March 31, 2012, the Company had capital lease obligations of $19.6 million. The underlying obligations are denominated in U.S. Dollars and Euros at fixed and floating interest rates averaging 3.1% as of March 31, 2012 with maturity dates between September 2012 and June 2019.

(7)	Stock–Based Compensation

Stock Options

There was no activity in the Company’s stock option plan during the three months ended March 31, 2012. As of March 31, 2012, the Company had 1,192,680 outstanding shares of common stock subject to stock options granted to officers, employees and independent directors with a weighted average exercise price of $12.89 per share. The stock options granted to officers and certain employees have a vesting period of four years while stock options granted annually to independent members of the Company’s board of directors have a vesting period of one year. All stock options have a term of 10 years from date of grant as long as the grantee remains an employee or director of the Company.

Index

The fair value of the stock options granted by the Company was determined using the Black-Scholes-Merton pricing model and is amortized as compensation expense on a straight-line basis over their vesting periods. The Company recorded stock-based compensation expense of approximately $0.3 million for each three-month period ended March 31, 2012 and 2011. As of March 31, 2012, the remaining unamortized stock-based compensation cost relating to stock options granted to the Company’s officers, independent directors and employees was approximately $2.1 million, which is to be recognized over a weighted average remaining vesting period of 2.7 years. The weighted average remaining term of the stock options outstanding as of March 31, 2012 is approximately 6.8 years. The aggregate intrinsic value of all options outstanding as of March 31, 2012 was approximately $7.6 million based on the closing price of the Company’s common stock of $18.18 per share.

Compensation expense relating to stock options is recorded as a component of marketing, general and administrative expenses in the Company’s consolidated statements of income.

(8)	Income Taxes

The consolidated income tax expense for the three months ended March 31, 2012 and 2011 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2012 and 2011, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes and the effect of certain permanent differences.

The Company’s effective tax rate for the three months ended March 31, 2012 was 14.8% compared to 16.4 % for the three months ended March 31, 2011. The lower effective tax rate for the three months ended March 31, 2012 is due primarily to higher pretax income from foreign operations where statutory rates are lower than the U.S. income tax rates.

The Company recognizes in the financial statements a liability for tax uncertainty if it is more likely than not that the position will be sustained on audit, based on the technical merits of the position. As of March 31, 2012, the Company had unrecognized tax benefits of $0.3 million, which if recognized, would reduce the Company’s effective tax rate. Total accrued interest relating to unrecognized tax benefits was less than $0.1 million as of March 31, 2012. The Company does not believe the total amount of unrecognized tax benefits as of March 31, 2012 will increase or decrease for the remainder of 2012.

(9)	Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s capital lease obligations of $19.6 million as of March 31, 2012 were estimated to have a fair value of approximately $19.2 million, based on the fair value of estimated future payments calculated using the prevailing interest rates. The fair value of the Company’s capital lease obligations would be categorized as Level 3 of the fair value hierarchy.  Management believes that the balances of the Company’s revolving credit facility of $272.0 million, term loans totaling $282.3 million, asset-backed secured warehouse facility of $100.0 million and net investment in direct finance leases of $55.7 million approximate their fair values as of March 31, 2012. The fair value of these financial instruments would be categorized as Level 3 of the fair value hierarchy.

(10)	Commitments and Contingencies

In addition to its debt obligations described in Note 6 above, the Company had commitments to purchase approximately $118.4 million of container equipment as of March 31, 2012. The Company also utilizes certain office facilities and equipment under long-term non-cancellable operating lease agreements with total future minimum lease payments of approximately $5.8 million as of March 31, 2012.

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

Index

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

With the exception of amortization of intangible assets and marketing, general and administrative expenses (MG&A), operating expenses are directly attributable to the container leasing segment. Amortization of intangible assets relating to owned and third party contracts is charged directly to the container leasing segment and container management segment, respectively. The amortization of remaining intangible assets relating to the trademark is allocated to the segments based on average segment twenty-foot equivalent units (TEUs) of containers during the year.

MG&A expenses are allocated to each segment based on either revenue or TEUs in each segment, depending on the function of the department which incurred the expense, after directly assigning MG&A expenses relating to CAI Consent Sweden AB (Consent) and CAIJ subsidiaries to the container leasing and container management segments, respectively.

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

The following tables show condensed segment information for the Company’s container leasing and container management segments for the three months ended March 31, 2012 and 2011, reconciled to the Company’s net income before income taxes and non-controlling interest as shown in its consolidated statements of income (in thousands):

	Three Months Ended March 31, 2012
	Container Leasing	Container Management	Unallocated	Total
Total revenue	$33,950	$5,457	$-	$39,407
Operating expenses	14,320	2,195	-	16,515
Operating income	19,630	3,262	-	22,892
Net interest expense	5,936	-	(5)	5,931
Net income before income taxes and non-controlling interest	$13,694	$3,262	$5	$16,961
Total assets	$994,743	$19,997	$-	$1,014,740

	Three Months Ended March 31, 2011
	Container Leasing	Container Management	Unallocated	Total
Total revenue	$22,817	$4,925	$-	$27,742
Operating expenses	7,235	1,991	-	9,226
Operating income	15,582	2,934	-	18,516
Net interest expense	2,974	-	(3)	2,971
Net income before income taxes and non-controlling interest	$12,608	$2,934	$3	$15,545
Total assets	$706,514	$20,093	$-	$726,607

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

Index

(13)	Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to CAI common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock; however, potential common equivalent shares are excluded if their effect is anti-dilutive.

The following table shows the reconciliation of basic and diluted net income per share for the three months ended March 31, 2012 and 2011 (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Numerator
Net income attributable to CAI common stockholders used in the calculation of basic and diluted earnings per share	$14,391	$12,796
Denominator
Weighted average shares used in the calculation of basic earnings per share	19,295	19,295
Effect of dilutive securities	409	463
Weighted average shares used in the calculation of diluted earnings per share	19,704	19,758

Net income per share per share attributable to CAI common stockholders:
Basic	$0.75	$0.66
Diluted	$0.73	$0.65

The calculation of diluted earnings per share for the three months ended March 31, 2012 excluded from the denominator 220,000 shares of stock options granted to officers and directors because their effect would have been anti-dilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 8, 2012. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

The financial information included in this discussion and in our consolidated financial statements may not be indicative of our consolidated financial position, operating results, changes in equity and cash flows in the future.

Overview

We are one of the world’s leading container leasing and management companies. We purchase new containers, lease them to container shipping lines and either retain them as part of our owned fleet or sell them to container investors for whom we then provide management services. In operating our fleet, we lease, re-lease and dispose of containers and contract for the repair, repositioning and storage of containers. As of March 31, 2012, our fleet comprised approximately 957,000 twenty-foot equivalent units (TEUs) of containers. The following table shows the composition of our fleet as of March 31, 2012 and 2011 and our average fleet utilization for the three months ended March 31, 2012 and 2011:

	As of March 31,
	2012	2011

Owned fleet in TEUs	487,300	393,063
Managed fleet in TEUs	469,560	470,118
Total	956,860	863,181

	Three Months Ended March 31,
	2012	2011

Average fleet utilization rate for the period	94.2%	98.0%

Index

Average fleet utilization reflects the average number of TEUs in our fleet on lease as a percentage of total TEUs available for lease. In calculating TEUs available for lease, we exclude units held for sale and units we have purchased that are held at the manufacturer.

We plan to increase both the number of owned containers as well as the number of managed containers in our fleet. During the three months ended March 31, 2012, we paid approximately $64.9 million to purchase additional containers. We plan to invest in containers as the demand for shipping containers increases. We believe it is important to maintain a balance between the size of our owned fleet and our managed fleet in order to have multiple sources of revenue.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following table summarizes our operating results for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended March 31,		Increase
	2012	2011	Amount	Percent

Total revenue	$39,407	$27,742	$11,665	42%
Operating expenses	16,515	9,226	7,289	79
Net interest expense	5,931	2,971	2,960	100
Net income attributable to CAI common stockholders	14,391	12,796	1,595	12

Total revenue of $39.4 million for the three months ended March 31, 2012 increased $11.7 million, or 42%, from $27.7 million for the three months ended March 31, 2011, primarily due to a $10.1 million, or 45% increase in container rental revenue and a $1.0 million, or 239% increase in finance lease income. Operating expenses of $16.5 million for the three months ended March 31, 2012 increased $7.3 million, or 79%, from $9.2 million for the three months ended March 31, 2012, mainly as a result of a $3.9 million, or 58%, increase in depreciation expense, a $1.9 million, or 42%, increase in marketing, general and administrative (MG&A) expense, and a $0.9 million, or 83%, increase in storage, handling and other expenses. Net interest expense of $3.0 million for the three months ended March 31, 2011 almost doubled to $5.9 million for the three months ended March 31, 2012 due to the higher average debt balance. The increase in revenue offset the increase in operating expenses and net interest expense and resulted in a $1.6 million, or 12%, increase in net income attributable CAI common stockholders to $14.4 million for the three months ended March 31, 2012 compared to the same three-month period in 2011.

Revenue. The following discussion explains the significant changes in the composition of our total revenue for the three months ended March 31, 2012 compared to the three months ended March 31, 2011:

Container Rental Revenue. Container rental revenue increased $10.1 million, or 45%, to $32.5 million for the three months ended March 31, 2012, from $22.4 million for the three months ended March 31, 2011. This was primarily due to a $7.6 million increase in rental revenue attributable to a 34% increase in the average number of TEUs of owned containers on lease, and a $2.2 million increase in rental revenue that was attributable to a 10% increase in average per diem rental rates.

 Management Fee Revenue. Management fee revenue for the three months ended March 31, 2012 was $4.2 million, an increase of $0.7 million, or 20%, from $3.5 million for the three months ended March 31, 2011. The increase was primarily due to arrangement fees recognized by CAIJ following the completion of a number of investor transactions during the quarter, partly offset by a 9% reduction in the size of the on-lease managed container fleet.

 Gain on Sale of Container Portfolios. Gain on sale of container portfolios decreased $0.1 million to $1.3 million for the three months ended March 31, 2012, an 11% decrease from a gain of $1.4 million recognized for the three months ended March 31, 2011. We sold more containers in the three months ended March 31, 2012 but at a lower margin compared to the three months ended March 31, 2011.

Finance Lease Income. Finance lease income increased by $1.0 million, or 239%, to $1.5 million during the three months ended March 31, 2012, from $0.4 million during the three months ended March 31, 2011. The increase was primarily attributable to new finance lease contracts entered into since April 1, 2011.

Expenses.  The following discussion explains the significant changes in expenses for the three months ended March 31, 2012 compared to the three months ended March 31, 2011:

Depreciation of Container Rental Equipment. Depreciation of container rental equipment increased by $3.9 million, or 58%, to $10.7 million for the three months ended March 31, 2012, from $6.7 million for the three months ended March 31, 2011. This increase was primarily attributable to a 34% increase in average TEUs of owned containers and a $0.7 million write-off of containers related to a defaulted lease, partially offset by a $1.7 million reduction in depreciation expense resulting from the increase in residual values and useful life of our containers effective January 1, 2012. This change increased net income attributable to CAI stockholders by approximately $1.4 million and increased diluted earnings per share by $0.07 for the three months ended March 31, 2012. We do not expect that the change in estimated residual values will have a material effect on the reported gain on disposition of equipment over the next several years since the equipment estimated to be sold during the coming years has already been substantially depreciated.  See Note 2(a) to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Index

Amortization of Intangible Assets.  Amortization of intangible assets decreased $0.1 million, or 34%, to $0.2 million for the three months ended March 31, 2012, from $0.3 million for the three months ended March 31, 2011. The decrease was due to certain intangible assets being fully amortized.

Gain on Disposition of Used Container Equipment. Gain on disposition of used container equipment decreased by $0.5 million, or 14%, to $3.1 million for the three months ended March 31, 2012, from $3.6 million for the three months ended March 31, 2011. The decrease was due primarily to a loss incurred on the sale of units by one of our European subsidiaries.  A lower volume of container were sold in the three months ended March 31, 2012, but at a higher margin compared to the three months ended March 31, 2011.

Storage, Handling and Other Expenses. Storage, handling and other expenses increased by $0.9 million, or 83%, to $2.0 million for the three months ended March 31, 2012, from $1.1 million for the three months ended March 31, 2011. The decrease in utilization of our owned containers has resulted in more containers in storage during the three months ended March 31, 2012 resulting in higher handling, storage and other related charges.

Marketing, General and Administrative (MG&A) Expense. MG&A expense increased $1.9 million, or 42%, to $6.5 million for the three months ended March 31, 2012, from $4.6 million for the three months ended March 31, 2011. The increase was primarily due to the release of a $0.9 million bad debt reserve during the three months ended March 31, 2011 and an increase in professional fees of $0.8 million in the three months ended March 31, 2012, primarily associated with CAIJ’s investor transactions.

Loss on Foreign Exchange. We incurred a loss of $0.2 million on foreign exchange transactions for the three months ended March 31, 2012 compared to a loss of $0.1 million during the three months ended March 31, 2011 as a result of the weakening of the U.S. dollar.

Net Interest Expense. Net interest expense of $5.9 million for the three months ended March 31, 2012 increased by $3.0 million, or 100%, during the three months ended March 31, 2011. The increase in net interest expense was due primarily to an increase in the average principal balance of our debt.

Income Tax Expense. Income tax expense for the three months ended March 31, 2012 was $2.5 million, compared to $2.6 million for the three months ended March 31, 2011. The effective tax rate for the three months ended March 31, 2012 was 14.8% compared to 16.4% for the three months ended March 31, 2011. The lower effective tax rate for the three months ended March 31, 2012 was due primarily to higher proportion of pretax income being generated by our foreign operations where income tax rates are lower than in the U.S.

Segment Information

The following table summarizes our results of operations for each of our business segments for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended March 31,		Increase
	2012	2011	Amount	Percent
Container Leasing
Total revenue	$33,950	$22,817	$11,133	49%
Operating expenses	14,320	7,235	7,085	98
Interest expense	5,936	2,974	2,962	100
Net income before income taxes and non-controlling interest attributable to segment	$13,694	$12,608	$1,086	9

Container Management
Total revenue	$5,457	$4,925	$532	11%
Operating expenses	2,195	1,991	204	10
Net income before income taxes and non-controlling interest attributable to segment	$3,262	$2,934	$328	11

Container Leasing. Total revenue from our container leasing segment increased $11.1 million, or 49%, to $34.0 million for the three months ended March 31, 2012 from $22.8 million for the three months ended March 31, 2011. The increase was primarily due to an increase in the number of owned containers on lease, and an increase in average per diem rental rates.

Total operating expenses for the container leasing segment for the three months ended March 31, 2012 increased $7.1 million, or 98%, to $14.3 million, from $7.2 million for the three months ended March 31, 2011. The increase was primarily attributable to higher depreciation expense resulting from the increase in the number of owned containers, increase in storage, handling and other container related expenses as a result of a decrease in utilization, and an increase in MG&A expense.

Index

Interest expense for the three months ended March 31, 2012 increased $3.0 million, or 100%, to $5.9 million. The increase in interest expense was primarily due to the increase in our average debt balance.

Container Management. Total revenue of $5.5 million from our container management segment for the three months ended March 31, 2012 was $0.5 million, or 11%, higher than the $4.9 million revenue we reported for this segment for the three months ended March 31, 2011. The increase was primarily due to a $0.7 million increase in management fees attributable primarily to arrangement fees recognized by CAIJ following the completion of a number of investor transactions during the quarter, partly offset by a 9% reduction in the size of the on-lease managed container fleet, and a $0.1 million decrease in gain on sale of container portfolios.

Total operating expenses for the container management segment increased $0.2 million, or 10% to $2.2 million for the three months ended March 31, 2012, from $2.0 million for the three months ended March 31, 2011 as a result of the higher allocation of MG&A expense.

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

Our revolving credit facility is secured by substantially all of our assets that are not otherwise used as security for our other credit facilities. Our term loans, asset-backed warehouse facility and capital lease obligations are secured by specific pools of containers owned by the Company, the underlying leases thereon and our interest in any money received under such contracts.

As of March 31, 2012, the maximum credit commitment under our existing revolving credit facility was $380.0 million.  The maximum credit commitment was increased to $475.0 million effective April 10, 2012. The facility may be increased under certain conditions described in the agreement. In addition, there is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to us. These credit commitments are part of, and not in addition to, the maximum credit commitment. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar Rate loans as defined in the revolving credit facility. As of March 31, 2012 the interest rate on our revolving credit facility was 3.0%. Our revolving credit facility will expire on September 25, 2014.

As of March 31, 2012, we had a balance of $272.0 million and availability of $107.9 million under our revolving credit facility (net of $0.1 million in letters of credit), subject to our ability to meet the collateral requirements under the agreement governing our revolving credit facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

We intend to use our revolving credit facility primarily to fund the purchase of containers in the future. As of March 31, 2012, we had commitments to purchase $118.4 million of container equipment and had rental equipment payable of $2.4 million. We have typically used our cash flow from operations and the proceeds from sales of container portfolios to container investors to repay our revolving credit facility. As we expand our owned fleet, our revolving credit facility balance will be higher and will result in higher interest expense. In addition to customary events of default, our revolving credit facility and term loans contain restrictive covenants, including limitations on certain liens, indebtedness and investments.  In addition, all of our facilities contain certain restrictive financial covenants.  The covenants require us to maintain (1) a maximum consolidated funded debt to consolidated tangible net worth ratio of 3.50:1.00; and (2) a minimum fixed charge coverage ratio of 1.20:1.00. We were in compliance with both covenants as of March 31, 2012.

Our capital leases are denominated in U.S. dollars and Euros, are financed by various European banks and financial institutions and secured by their underlying assets. As of March 31, 2012, our capital lease obligations totaled $19.6 million, with interest rates averaging 3.1%.

On August 20, 2009, we signed a $10.0 million five-year loan agreement with the Development Bank of Japan (DBJ). The loan is payable in 19 quarterly installments of $0.2 million starting October 31, 2009 and a final payment of $6.2 million on July 31, 2014. The loan bears a variable interest rate based on BBA LIBOR and is secured by container rental equipment that we own. The loan had a balance of $8.0 million and interest rate of 3.0% as of March 31, 2012. The agreement governing our term loan contains various financial and other covenants. As of March 31, 2012, we were in compliance with all the covenants under the loan agreement.

On December 20, 2010, we entered into a term loan agreement with a consortium of banks. Under this loan agreement, we were eligible to borrow up to $300.0 million, subject to certain borrowing conditions, which amount is secured by certain assets of our wholly owned foreign subsidiaries.  The loan agreement is an amortizing facility with a term of six years.  Quarterly payments of principal for the $185.0 million initially borrowed are $3.7 million each (i.e. 2.0% of the drawn amount) for the first 23 quarterly payment dates with a final payment of $99.9 million (54.0% of the drawn amount) due on December 20, 2016.  The quarterly payments of principal on the additional draw downs (each determined separately) are an amount equal to the product of (x) the quotient obtained by dividing 46.0% by the number of remaining scheduled principal payment dates as of the drawdown date and (y) the initial principal balance of such term loan. The loan bears a variable interest rate based on LIBOR for Eurodollar loans, and Base Rate for base rate loans.  The Base Rate is defined as the highest of (i) the federal funds rate plus 1/2 of 1.0%, (ii) the prime rate (as published in The Wall Street Journal), and (iii) the Eurodollar rate (for three-month loans) plus 1.0%. The proceeds from this borrowing were used to pay down part of our borrowings under the revolving credit facility. As of March 31, 2012, the loan had a balance of $274.3 million, of which $25.0 million is repayable within one year, and an average interest rate of 3.5%. The loan agreement contains various financial and other covenants. As of March 31, 2012, we were in compliance with all the covenants under the loan agreement.  On April 12, 2012, we entered into an amendment to the term loan agreement to allow for a separate credit facility of up to $85.0 million for CAI Rail.

Index

On September 9, 2011, our wholly-owned indirect subsidiary, CAL Funding I Limited, entered into a credit facility for $100.0 million of asset-backed warehouse notes, which facility may be increased to $200.0 million subject to certain conditions.   The notes bear a variable interest rate based on LIBOR during the initial two-year funding period.  If the notes are not refinanced or renewed during this two-year period, the facility is structured to amortize over a term that is scheduled to be ten years, but not to exceed 15 years.  The facility contains various financial and other covenants.  The proceeds from the facility will be used to finance equipment purchases and leases. As of March 31, 2012, our warehouse credit facility had a balance of $100.0 million and an average interest rate of 2.7%.  The warehouse facility is secured by containers and other assets owned by CAL Funding I Limited. Under the terms of the credit facility, we are required to maintain a restricted cash balance on deposit in a designated bank account equal to five months of interest. As of March 31, 2012, we had $1.1 million in the restricted cash account.

On April 11, 2012, we entered into a term loan agreement with a consortium of banks. The agreement provides for a five year term loan of an aggregate of $60.0 million, subject to certain borrowing conditions, which amount is secured by certain of our assets. The outstanding principal amounts under the term loan bear interest at the rate of LIBOR plus 2.5%, amortized quarterly, and require quarterly payments equal to 1.75% multiplied by the outstanding principal amount at such time. The facility contains various financial and other covenants. The full $60.0 million was drawn at closing and was used to repay outstanding amounts under the revolving credit facility. All unpaid amounts then outstanding are due and payable on April 11, 2017.

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

Cash Flow

The following table sets forth certain cash flow information for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011

Net income	$14,456	$12,995
Adjustments to income	10,708	4,560
Net cash provided by operating activities	25,164	17,555
Net cash used in investing activities	(43,068)	(82,339)
Net cash provided by financing activities	51,662	63,916
Effect on cash of foreign currency translation	(243)	321
Net increase (decrease) in cash	33,515	(547)
Cash at beginning of period	14,078	14,393
Cash at end of period	$47,593	$13,846

Cash Flows From Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2012 increased $7.6 million to $25.2 million compared to $17.6 million for the three months ended March 31, 2011. The increase was due primarily to a $7.3 million increase in net income as adjusted for the increase in non-cash items such as depreciation, amortization of debt issuance costs and bad debt expense.

Cash Flows From Investing Activities

Net cash used in investing activities was $43.1 million for the three months ended March 31, 2012 compared to $82.3 million for the three months ended March 31, 2011. The $39.3 million decrease in cash usage was primarily attributable to a $36.1 million decrease in the purchase of containers and a $2.9 million increase in net proceeds from the sale of container portfolios and the disposition of used container equipment.

Index

Cash Flows From Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2012 was $51.7 million compared to $63.9 million for the three months ended March 31, 2011. The $12.2 million decrease in cash provided by financing activities was due primarily to a $71.0 million increase in principal payments made on our bank debt, partly offset by a $59.0 million increase in borrowings from our credit facilities. For the three months ended March 31, 2012, borrowings from our credit facilities totaled $141.5 million while payments of bank debt and capital lease obligations totaled $88.9 million. For the three months ended March 31, 2011, borrowings from our credit facility totaled $82.5 million, while payments of bank debt and capital lease obligations totaled $18.4 million. The proceeds from bank borrowings were used to finance the acquisition of containers.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments by due date as of March 31, 2011:

		Payments Due by Period
		Less than	1-2	2-3	3-4	4-5	More than
	Total	1 year	years	years	years	years	5 years
Total debt obligations
Revolving credit facility	$272,000	$-	$-	$272,000	$-	$-	$-
Term loans	282,338	25,764	25,764	31,364	24,964	174,482	-
Asset backed warehouse facility	100,000	-	5,000	10,000	10,000	10,000	65,000
Capital lease obligations	19,586	3,768	2,889	2,561	2,239	7,225	904
Interest on debt and capital lease obligations (1)	77,479	21,127	20,060	14,557	9,272	6,620	5,843
Rental equipment payable	2,427	2,427	-	-	-	-	-
Rent, office facilities and equipment	5,779	1,126	1,004	1,020	1,001	1,019	609
Container purchase commitments	118,440	118,440	-	-	-	-	-
Total contractual obligations	$878,049	$172,652	$54,717	$331,502	$47,476	$199,346	$72,356

(1)
Our estimate of interest expense commitment includes $20.2 million relating to our revolving credit facility, $37.5 million relating to our term loans, $18.0 million relating to our asset backed warehouse facility and $1.8 million relating to our capital lease obligations. The calculation of interest related to our revolving credit facility and capital lease obligations assumes that a weighted average rate of 3.0% and 3.1%, respectively, as of March 31, 2012 will remain at the same interest level over the next five years. We expect that the interest rate will vary over time based upon fluctuations in the underlying indexes upon which this interest rate is based. The interest relating to our term loans and asset backed warehouse facility was based on average interest rates as of March 31, 2012 of 3.5% and 2.7%, respectively, over the above periods.

See Note 6 to our unaudited consolidated financial statements included in this filing for a description of the terms of our revolving credit facilities, term loans, asset based warehouse facility and capital lease obligations.

Off-Balance Sheet Arrangements

As of March 31, 2012, we had no off-balance sheet arrangements or obligations other than noted below. An off-balance sheet arrangement includes any contractual obligation, agreement or transaction arrangement involving an unconsolidated entity under which we would have: (1) retained a contingent interest in transferred assets; (2) an obligation under derivative instruments classified as equity; (3) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing, hedging or research and development services with us; or (4) made guarantees.

We transferred ownership of dry van containers to Japanese container funds that were established by Japan Investment Adviser Co., Ltd. (JIA) and CAIJ, Inc. (CAIJ). CAIJ is an 80%-owned subsidiary of CAI with the remaining 20% owned by JIA. JIA is owned and controlled by a Managing Director of CAIJ. Prior to the purchase of containers from us, the purchasing entities had received contributions from unrelated Japanese investors, under separate Japanese investment agreements allowed under Japanese commercial laws. The contributions were used to purchase container equipment from us. Under the terms of the agreement, the CAI related Japanese entities will manage each of the investments but may outsource the whole or part of each operation to a third party. Pursuant to its services agreements with investors, the purchasing Japanese entities have outsourced the general management of the investment’s operations to CAIJ. The Japanese entities have also entered into container management service agreements whereby we will manage the leasing of equipment that we transferred to the investors. The profit or loss from each investment will substantially belong to each respective investor, except with respect to two Japanese funds where the terms of the transaction provide us with an option to purchase the containers at a fixed price. If we decide to exercise our purchase options on the two Japanese funds and resell the containers to a third party, then we would realize the profit from the sale. See Notes 3 and 11 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Index

Critical Accounting Policies and Estimates

During the three months ended March 31, 2012, we completed a review of historical disposal experience relating to our fleet of container equipment and concluded that the estimated residual values and useful lives used in our depreciation calculations should be amended effective January 1, 2012.   See Note 2(a) to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

There have been no other changes to our accounting policies during the three months ended March 31, 2012. See Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 8, 2012.

Recent Accounting Pronouncements

The most recent accounting pronouncements that are relevant to our business are described in Note 2(b) to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in foreign exchange rates and interest rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Foreign Exchange Rate Risk. Although we have significant foreign-based operations, the U.S. dollar is our primary operating currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. We have equipment sales in British Pound Sterling, Euros and Japanese Yen and incurred overhead costs in foreign currencies, primarily in British Pound Sterling and Euros. CAI Consent Sweden AB, one of our wholly-owned subsidiaries, has significant amounts of revenue as well as expenses denominated in Euros and Swedish Krone. During the three months ended March 31, 2012, the U.S. dollar decreased in value in relation to other major foreign currencies (such as the Euro and British Pound Sterling). The decrease in the U.S. dollar has increased our revenues and expenses denominated in foreign currencies. The decrease in the value of the U.S. dollar relative to foreign currencies will also result in U.S. dollar denominated assets held at some of our foreign subsidiaries to decrease in value relative to the foreign subsidiaries’ local currencies. For the three months ended March 31, 2012, we recognized a loss on foreign exchange of $0.2 million.

Interest Rate Risk. The nature of our business exposes us to market risk arising from changes in interest rates to which our variable-rate debt is linked. As of March 31, 2012, the principal amount of debt outstanding under the variable-rate arrangement of our revolving credit facility was $272.0 million. In addition, our capital lease obligations had a balance of $19.6 million as of March 31, 2012 and have variable interest rates. On August 20, 2009, we signed a five-year term loan agreement with Development Bank of Japan. The loan bears a variable interest rate and had a balance of $8.0 million at March 31, 2012. On December 20, 2010, we entered into a term loan agreement with a consortium of banks. Under this loan agreement, we are eligible to borrow up to $300.0 million at a variable interest rate. The loan had a balance of $274.3 million at March 31, 2012.  On September 9, 2011, our wholly-owned indirect subsidiary, CAL Funding I Limited, entered into a credit facility for $100.0 million of asset-backed warehouse notes, which facility may be increased to $200.0 million subject to certain conditions.   The notes bear a variable interest rate based on LIBOR during the initial two-year funding period.  As of March 31, 2012, our warehouse credit facility had a balance of $100.0 million.  A 1.0% increase or decrease in underlying interest rates for these obligations will increase or decrease interest expense by approximately $6.7 million annually assuming debt remains constant at March 31, 2012 levels.

ITEM 4.	CONTROLS AND PROCEDURES.

Management Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e), of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2012 our disclosure controls and procedures were effective with respect to controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and are accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Before making an investment decision, investors should carefully consider the risks described in the “Risk Factors” in Part 1: Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 8, 2012. The risks described in the aforementioned filing are not the only ones facing our company. Additional risks not currently known to us, or that we currently believe are immaterial, may also impair our business operations. Any of these risks could adversely affect our business, cash flows, financial condition and results of operations. The trading price of our common stock could fluctuate due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q. There have been no material changes in our risk factors from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

           None

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS.

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAI International, Inc.

May 3, 2012	/s/ VICTOR M. GARCIA
Victor M. Garcia
President and Chief Executive Officer

May 3, 2012	/s/ TIMOTHY B. PAGE
Timothy B. Page
Chief Financial Officer

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

101
The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three months ended March 31, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011 (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (v) Notes to Unaudited Consolidated Financial Statements.  The information in Exhibit 101 is “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.