Form 10-Q
period 2012-06-30
CAI International, Inc.
filed 2012-07-26
CIK 1388430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common	July 20, 2012
Common Stock, $.0001 par value per share	19,295,359 shares

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

CAI INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(UNAUDITED)

	June 30,	December 31,
	2012	2011
Assets
Current assets
Cash	$23,151	$14,078
Accounts receivable (owned fleet), net of allowance for doubtful accounts of $658 and $819 at June 30, 2012 and December 31, 2011, respectively	25,382	26,381
Accounts receivable (managed fleet)	21,390	19,054
Current portion of direct finance leases	8,782	6,158
Prepaid expenses	7,521	7,079
Deferred tax assets	1,969	1,968
Other current assets	250	185
Total current assets	88,445	74,903
Restricted cash	1,142	599
Rental equipment, net of accumulated depreciation of $124,666 and $109,336 at June 30, 2012 and December 31, 2011, respectively	1,024,756	841,847
Net investment in direct finance leases	53,785	31,591
Furniture, fixtures and equipment, net of accumulated depreciation of $1,072 and $1,006 at June 30, 2012 and December 31, 2011, respectively	1,969	2,095
Intangible assets, net of accumulated amortization of $6,940 and $6,519at June 30, 2012 and December 31, 2011, respectively	1,860	2,333
Total assets	$1,171,957	$953,368

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$5,554	$3,536
Accrued expenses and other current liabilities	7,927	5,761
Due to container investors	20,105	20,113
Unearned revenue	7,606	6,786
Current portion of term loans	30,887	25,764
Current portion of capital lease obligations	2,867	3,792
Current portion of collateralized financing obligations	2,000	-
Rental equipment payable	70,667	13,301
Total current liabilities	147,613	79,053
Revolving credit facilities	255,633	261,000
Term loans	325,010	263,014
Asset backed warehouse facility	100,000	51,000
Deferred income tax liability	33,868	33,816
Capital lease obligations	5,877	16,480
Collateralized financing obligations	24,776	-
Income taxes payable	269	269
Total liabilities	893,046	704,632

Stockholders' equity
Common stock: par value $.0001 per share; authorized 84,000,000 shares; issued and outstanding 19,295,359 shares at June 30, 2012 and December 31, 2011, respectively	2	2
Additional paid-in capital	128,788	128,183
Accumulated other comprehensive loss	(3,915)	(3,381)
Retained earnings	134,758	105,232
Total CAI stockholders' equity	259,633	230,036
Non-controlling interest	19,278	18,700
Total stockholders' equity	278,911	248,736
Total liabilities and stockholders' equity	$1,171,957	$953,368

See accompanying notes to unaudited consolidated financial statements.

Index

CAI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue
Rental revenue	$35,101	$24,711	$67,588	$47,096
Management fee revenue	3,006	3,275	7,207	6,790
Gain on sale of container portfolios	-	253	1,256	1,663
Finance lease income	1,618	520	3,081	952
Total revenue	39,725	28,759	79,132	56,501

Operating expenses
Depreciation of rental equipment	11,053	7,441	21,711	14,182
Amortization of intangible assets	225	343	452	686
Gain on disposition of used rental equipment	(3,225)	(2,785)	(6,320)	(6,400)
Storage, handling and other expenses	1,762	1,360	3,768	2,455
Marketing, general and administrative expenses	5,812	5,517	12,335	10,119
(Gain) loss on foreign exchange	(264)	(37)	(68)	23
Total operating expenses	15,363	11,839	31,878	21,065
Operating income	24,362	16,920	47,254	35,436

Interest expense	6,320	3,529	12,256	6,503
Interest income	(2)	(1)	(7)	(4)
Net interest expense	6,318	3,528	12,249	6,499
Net income before income taxes and non-controlling interest	18,044	13,392	35,005	28,937
Income tax expense	2,396	2,301	4,901	4,851
Net income	15,648	11,091	30,104	24,086
Net income attributable to non-controlling interest	(513)	(211)	(578)	(410)
Net income attributable to CAI common stockholders	$15,135	$10,880	$29,526	$23,676

Net income per share attributable to CAI common stockholders
Basic	$0.78	$0.56	$1.53	$1.23
Diluted	$0.77	$0.55	$1.50	$1.20

Weighted average shares outstanding
Basic	19,295	19,295	19,295	19,295
Diluted	19,719	19,798	19,712	19,779

See accompanying notes to unaudited consolidated financial statements.

Index

 CAI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$15,648	$11,091	$30,104	$24,086
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(1,311)	460	(534)	1,730
Comprehensive income	14,337	11,551	29,570	25,816
Comprehensive income attributable to non-controlling interest	(513)	(211)	(578)	(410)
Comprehensive income attributable to CAI common stockholders	$13,824	$11,340	$28,992	$25,406

See accompanying notes to unaudited consolidated financial statements.

Index

CAI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net income	$30,104	$24,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,943	14,407
Amortization of debt issuance costs	1,216	621
Amortization of intangible assets	452	686
Stock-based compensation expense	604	572
Loss (gain) on foreign exchange	263	(95)
Gain on sale of container portfolios	(1,256)	(1,663)
Gain on disposition of used rental equipment	(6,320)	(6,400)
Deferred income taxes	51	480
Bad debt expense (recovery)	85	(1,044)
Changes in other operating assets and liabilities:
Accounts receivable	(1,679)	2,031
Prepaid expenses and other assets	(207)	(1,306)
Accounts payable, accrued expenses and other current liabilities	4,080	(890)
Due to container investors	(8)	849
Unearned revenue	844	(7)
Net cash provided by operating activities	50,172	32,327
Cash flows from investing activities
Purchase of rental equipment	(195,784)	(261,258)
Net proceeds from sale of container portfolios	10,320	12,642
Net proceeds from disposition of used rental equipment	16,449	15,627
Purchase of furniture, fixtures and equipment	(107)	(65)
Receipt of principal payments from direct financing leases	3,879	3,010
Net cash used in investing activities	(165,243)	(230,044)
Cash flows from financing activities
Stock issuance costs	-	(132)
Proceeds from bank debt	299,458	221,800
Proceeds from collateralized financing obligations	17,235	-
Principal payments on bank debt	(188,707)	(24,600)
Principal payments on collateralized financing obligations	(436)	-
Principal payments on capital leases	(1,348)	(2,661)
Debt issuance costs	(1,517)	(456)
Increase in restricted cash	(543)	-
Net cash provided by financing activities	124,142	193,951
Effect on cash of foreign currency translation	2	437
Net increase (decrease) in cash	9,073	(3,329)
Cash at beginning of the period	14,078	14,393
Cash at end of the period	$23,151	$11,064

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$1,912	$3,353
Interest	10,254	5,112
Supplemental disclosure of non-cash investing and financing activity
Transfer of container rental equipment to direct finance lease	28,720	5,510
Payment of revolving credit facility from term loan	20,000	-

See accompanying notes to unaudited consolidated financial statements.

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	The Company and Nature of Operations

Organization

CAI International, Inc. (CAI or the Company) operates primarily in the international intermodal marine cargo container leasing business. The Company also owns a fleet of railcars, which it leases in North America. The Company generates revenue from two reportable segments: equipment leasing and container management. The equipment leasing segment specializes primarily in the ownership and leasing of intermodal containers, while the container management segment manages containers for container investors. The Company leases its containers principally to international container shipping lines located throughout the world. The Company sells containers primarily to investor groups and provides management services to those investors in return for a management fee.

The Company’s common stock is traded on the New York Stock Exchange under the symbol “CAP”. The Company’s corporate headquarters are located in San Francisco, California.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the financial statements of the Company and its subsidiaries. All intercompany transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position as of June 30, 2012 and December 31, 2011, the Company’s results of operations for the three and six months ended June 30, 2012 and 2011 and the Company’s cash flows for the six months ended June 30, 2012 and 2011.  The results of operations and cash flows for the periods presented are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2012 or in any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The accompanying unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 8, 2012.

(2)	Accounting Policies and Recent Accounting Pronouncements

(a)	Accounting Policies

The Company depreciates its rental equipment over their estimated useful life to their estimated fixed residual value using the straight line method of depreciation. During the three months ended March 31, 2012, the Company completed a review of historical disposal experience relating to its fleet of container equipment and concluded that the estimated residual values and depreciable lives used in its depreciation calculations should be amended effective January 1, 2012. The following table shows the current and prior residual values and depreciable lives that the Company adopted for each type of equipment:

	Residual Value		Depreciable Life in Years
	Current	Prior	Current	Prior

20-ft. standard dry van container	$1,050	$950	13.0	12.5
40-ft. standard dry van container	$1,300	$1,150	13.0	12.5
40-ft. high cube dry van container	$1,650	$1,300	13.0	12.5
20-ft. refrigerated container	$2,750	$2,250	12.0	12.0
40-ft. high cube refrigerated container	$3,500	$3,000	12.0	12.0

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The residual values, which range from $1,000 to $3,500, and the depreciable life of 12.5 years for other specialized containers remain unchanged.

The above changes reduced the Company’s depreciation expense and increased pre-tax income by approximately $1.9 million and $3.6 million, increased net income by approximately $1.7 million and $3.1 million, and increased diluted earnings per share by $0.09 and $0.16 for the three and six months ended June 30, 2012, respectively.

The Company purchased railcars during the three months ended June 30, 2012.  Railcar equipment is depreciated over its estimated useful life of between 40 and 43 years, to its estimated residual value using the straight-line method.

There were no other changes to the Company’s accounting policies during the six months ended June 30, 2012. See Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 8, 2012.

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

(3)	Consolidation of Variable Interest Entities as a Non-Controlling Interest

            The Company regularly performs a review of its container fund arrangements with investors to determine whether a fund is a variable interest entity (VIE) and whether the Company has a variable interest that provides it with a controlling financial interest and is the primary beneficiary of the VIE in accordance with ASC 810, Consolidation. If the fund is determined to be a VIE, a further analysis is performed to determine if the Company is a primary beneficiary of the VIE and meets both of the following criteria under Paragraph 14A of ASC 810:

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

The Company currently enters into two types of container fund arrangements with investors which are reviewed for under ASC 810. These arrangements include container funds that the Company manages for investors and container funds that the Company has entered into financing arrangements with investors. Included among several of the funds that the Company manages, and all of the funds under financing arrangements, are Japanese container funds that were established by a related party under separate investment agreements allowed under Japanese commercial laws (see Note 11). Each of the funds is financed by unrelated Japanese third party investors.

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Managed Container Funds

All container funds under management by the Company are considered VIEs because as manager of the funds, the Company has the power to direct the activities that most significantly impact the entity’s economic performance including the leasing and managing the containers owned by the funds. With the exception of two specific Japanese funds established in September 2010, the fees earned for arranging, managing and establishing the funds are not significant to the expected returns of the funds so the Company does not have a variable interest in the funds. The rights to receive benefits and obligations to absorb losses that could potentially be significant to the funds belong to the third party investors, so the Company concluded that it is not the primary beneficiary of the funds. With the exception of the sale of containers to the two Japanese funds established in September 2010, the Company recognizes gain on sale of containers to the unconsolidated VIEs as sales in the ordinary course of the business. No containers were sold to the Japanese VIEs during the three months ended June 30, 2012.  For the six months ended June 30, 2012 the Company sold $10.3 million of container portfolios to the Japanese VIEs and recognized gains of $1.3 million. For the three and six months ended June 30, 2011, the Company sold $4.3 million and $12.6 million, respectively, of container portfolios and recognized gains on sale of $0.3 million and $1.7 million, respectively.

In September 2010, the Company transferred approximately $16.0 million of containers to two specific Japanese funds that are considered VIEs. The terms of the transaction included options for the Company to purchase the containers from the funds at a fixed price. As a result of the residual interest resulting from the fixed price call option, the Company concluded that it may absorb a significant amount of the variability associated with the funds’ anticipated economic performance and as a result the Company has a variable interest in the funds. As the Company has the power to direct the activities that most significantly impact the economic performance of the VIEs and the variable interest provides the Company with the right to receive benefits from the entity that could potentially be significant to the funds, the Company determined that it is the primary beneficiary of these two specific VIEs and included the VIEs’ assets and liabilities as of June 30, 2012 and December 31, 2011, the results of the VIEs’ operations for the three and six months ended June 30, 2012 and 2011, and the cash flows of the VIEs for the six months ended June 30, 2012 and 2011 in the Company’s consolidated financial statements.

         The containers transferred to the two consolidated Japanese VIEs had a net book value of $13.6 million as of June 30, 2012. The container equipment, along with $3.3 million of cash held by these container funds and $1.6 million of net investment in direct finance leases, have been included on the Company’s consolidated balance sheet with the offsetting equity related to the funds presented separately as non-controlling interest of $19.3 million in the equity section of the Company’s consolidated balance sheet as of June 30, 2012. No gain or loss was recognized upon the initial consolidation of the VIEs in September 2010. The net income of $0.5 million and $0.2 million for the three months ended June 30, 2012 and 2011, respectively, and $0.6 million and $0.4 million for the six months ended June 30, 2012 and 2011, respectively, attributable to the two Japanese funds is presented as net income attributable to non-controlling interest in the Company’s consolidated statements of income for the three and six months ended June 30, 2012 and 2011.

Collateralized Financing Obligations

In November 2011 and June 2012 the Company transferred two container portfolios for $10.0 million and one container portfolio for $17.2 million, respectively, to Japanese investor funds while concurrently entering into lease agreements for the same containers, under which the Company will lease the containers back from the Japanese investors.  In accordance with ASC 840, Sale-Leaseback Transactions, the Company concluded these were financing transactions under which sale-leaseback accounting was not applicable.

The container funds under financing arrangements are considered VIEs under ASC 810 because as lessee of the funds, the Company has the power to direct the activities that most significantly impact the entity’s economic performance including the leasing and managing the containers owned by the funds. The terms of the transactions include options for the Company to purchase the containers from the funds at a fixed price. As a result of the residual interest resulting from the fixed price call option, the Company concluded that it may absorb a significant amount of the variability associated with the funds’ anticipated economic performance and as a result the Company has a variable interest in the funds. As the Company has the power to direct the activities that most significantly impact the economic performance of the VIEs and the variable interest provides the Company with the right to receive benefits from the entity that could potentially be significant to the funds, the Company determined that it is the primary beneficiary of these VIEs and included the VIEs’ assets and liabilities as of June 30, 2012 and December 31, 2011 and the cash flows of the VIEs for the six months ended June 30, 2012 in the Company’s consolidated financial statements.

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The containers transferred to the consolidated VIEs under financing arrangements had a net book value of $26.2 million as of June 30, 2012. The container equipment has been included on the Company’s consolidated balance sheet with the offsetting debt related to the funds presented separately as collateralized financing obligations of $26.8 million in the debt section of the Company’s consolidated balance sheet as of June 30, 2012. No gain or loss was recognized upon the initial consolidation of the VIEs in November 2011 or June 2012. As of December 31, 2011, the debt related to the collateralized financing obligations was included in capital lease obligations in the accompanying balance sheet.

(4)	Net Investment in Direct Finance Leases

The following table represents the components of the Company’s net investment in finance leases (in thousands):

	June 30, 2012	December 31, 2011
Gross finance lease receivables (1)	$83,948	$52,673
Unearned income (2)	(21,381)	(14,924)
Net investment in finance leases	$62,567	$37,749

(1)
At the inception of the lease, the Company records the total minimum lease payments, executory costs, if any, and unguaranteed residual value as gross finance lease receivables. The gross finance lease receivable is reduced as customer payments are received.  Approximately $7.7 million and $6.3 million of unguaranteed residual value at June 30, 2012 and December 31, 2011, respectively, were included in gross finance lease receivables. There were no executory costs included in gross finance lease receivables as of June 30, 2012 and December 31, 2011.

(2)
The difference between the gross finance lease receivable and the cost of the equipment or carrying amount at the lease inception is recorded as unearned income. Unearned income together with initial direct costs, are amortized to income over the lease term so as to produce a constant periodic rate of return. There were no unamortized initial direct costs as of June 30, 2012 and December 31, 2011.

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

The categories of gross finance lease receivables based on the Company's internal customer credit ratings can be described as follows:

Tier 1— These customers are typically large international shipping lines that have been in business for many years and have world-class operating capabilities and significant financial resources. In most cases, the Company has had a long commercial relationship with these customers and currently maintains regular communication with them at several levels of management, which provides the Company with insight into the customer's current operating and financial performance. In the Company's view, these customers have the greatest ability to withstand cyclical down turns and would likely have greater access to needed capital than lower-rated customers. The Company views the risk of default for Tier 1 customers to range from minimal to modest.

Tier 2— These customers are typically either smaller shipping lines or freight forwarders with less operating scale or with a high degree of financial leverage, and accordingly the Company views these customers as subject to higher volatility in financial performance over the business cycle. The Company generally expects these customers to have less access to capital markets or other sources of financing during cyclical down turns. The Company views the risk of default for Tier 2 customers as moderate.

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Tier 3— Customers in this category exhibit volatility in payments on a regular basis. The Company has initiated or implemented plans to recover equipment on lease to these customers and believes that default is likely, or has already occurred.

Based on the above categories, the Company's gross finance lease receivables were as follows (in thousands):

	June 30, 2012	December 31, 2011
Tier 1	$63,636	$31,017
Tier 2	20,312	21,656
Tier 3	—	—
	$83,948	$52,673

During the first quarter of 2012, the company revised its criteria for categorizing gross finance lease receivables as Tier 1, Tier 2 and Tier 3 to better reflect its assessment of customer credit quality. The change did not have an effect on the Company’s financial statements. The Company has conformed its presentation of gross finance lease receivables as of December 31, 2011 with the revised criteria for assessing customer credit quality.

Contractual maturities of the Company's gross finance lease receivables subsequent to June 30, 2012 are as follows (in thousands):

2012	$14,504
2013	12,476
2014	15,722
2015	11,014
2016	10,342
2017 and thereafter	19,890
$83,948

(5)	Intangible Assets

The Company amortizes intangible assets on a straight line basis over their estimated useful lives as follows:

Trademarks	1-10 years
Contracts – third party	7 years
Contracts – owned equipment	5-7 years

Total amortization expense was $0.2 million and $0.3 million for the three months ended June 30, 2012 and 2011, respectively, and $0.5 million and $0.7 million for the six months ended June 30, 2012 and 2011, respectively.

Intangible assets as of June 30, 2012 and December 31, 2011 were as follows (in thousands):

June 30, 2012	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$1,277	$(766)	$511
Contracts – third party	3,650	(2,998)	652
Contracts – owned equipment	3,873	(3,176)	697
Total intangible assets	$8,800	$(6,940)	$1,860

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2011	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$1,278	$(702)	$576
Contracts – third party	3,650	(2,738)	912
Contracts – owned equipment	3,924	(3,079)	845
Total intangible assets	$8,852	$(6,519)	$2,333

(6)	Debt

The Company's term loans, asset backed warehouse facility and capital lease obligations are secured by specific pools of containers owned by the Company, the underlying leases thereon and the Company’s interest in any money received under such contracts.

(a)	Revolving Credit Facilities

Revolving credit facilities consist of the following:

(i) The Company has a revolving line of credit agreement with a consortium of banks to finance the acquisition of assets and for general working capital purposes. As of June 30, 2012, the maximum credit commitment under the revolving line of credit was $465.0 million.

The Company’s revolving credit facility may be increased up to a maximum of $475.0 million under certain conditions described in the agreement governing the facility. In addition, there is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to the Company. These credit commitments are part of, and not in addition to, the total commitment provided under the agreement. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the revolving credit agreement.  As of June 30, 2012, the average interest rate under the amended agreement was 3.0%. The agreement governing the Company’s revolving credit facility contains various financial and other covenants. It also includes certain restrictions on the Company’s ability to incur other indebtedness or pay dividends to stockholders. As of June 30, 2012, the Company was in compliance with the terms of the revolving credit facility.

As of June 30, 2012, the outstanding balance under the Company’s revolving credit facility was $223.0 million. As of June 30, 2012, the Company had $241.9 million in availability under the revolving credit facility (net of $0.1 million in letters of credit) subject to its ability to meet the collateral requirements under the agreement governing the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

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

(ii) On June 7, 2012, CAI and CAI Rail Inc. (CAI Rail), a wholly-owned subsidiary of the Company, entered into a revolving credit agreement with a consortium of banks to finance the acquisition of railcars. As of June 30, 2012, the maximum credit commitment under the revolving line of credit was $85.0 million.

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Borrowings under the credit facility bear interest at a variable rate. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the revolving credit agreement.  For domestic base rate loans, the interest rate is equal to the highest of (i) the daily federal funds open rate as published by the Federal Reserve Bank of New York and (ii) the administrative agent’s published “Reference Rate”, in each case plus a margin ranging from 0.5% to 1.25% based on certain conditions.  For Eurodollar rate loans, the interest rate is equal to a LIBOR-based rate plus a margin ranging from 1.50% to 2.25% based on certain conditions. As of June 30, 2012, the average interest rate under the agreement was 2.7%.

The agreement governing CAI Rail’s revolving credit facility contains various financial and other covenants. As of June 30, 2012, the Company was in compliance with the terms of the revolving credit facility.

As of June 30, 2012, the outstanding balance under CAI Rail’s revolving credit facility was $32.6 million. As of June 30, 2012, CAI Rail had $52.4 million in availability under the revolving credit facility, subject to its ability to meet the collateral requirements under the agreement governing the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

The agreement under CAI Rail’s revolving credit facility will terminate on June 7, 2015.

CAI Rail’s revolving credit facility, including any amounts drawn on the facility, is secured by all of the assets of CAI Rail and is guaranteed by the Company.

(b)	Term Loans

Term loans consist of the following:

(i) On August 20, 2009, the Company signed a $10.0 million five-year loan agreement with the Development Bank of Japan (DBJ). The loan is payable in 19 quarterly installments of $0.2 million starting October 31, 2009 and a final payment of $6.2 million on July 31, 2014. The loan bears a variable interest rate based on LIBOR and is secured by container rental equipment owned by the Company. The loan had a balance of $7.8 million and an interest rate of 2.9% as of June 30, 2012. The agreement governing the Company’s term loan contains various financial and other covenants. As of June 30, 2012, the Company was in compliance with the terms of the term loan.

(ii) On December 20, 2010, the Company entered into a term loan agreement with a consortium of banks. Under this loan agreement, the Company was eligible to borrow up to $300.0 million, subject to certain borrowing conditions, which amount is secured by certain assets of the Company’s wholly-owned foreign subsidiaries.  The loan agreement is an amortizing facility with a term of six years.  Quarterly payments of principal for the $185.0 million initially borrowed are $3.7 million each (i.e. 2.0% of the drawn amount) for the first 23 quarterly payment dates with a final payment of $99.9 million (54.0% of the drawn amount) due on December 20, 2016.  The quarterly payments of principal on the additional draw downs (each determined separately) are an amount equal to the product of (x) the quotient obtained by dividing 46.0% by the number of remaining scheduled principal payment dates as of the drawdown date and (y) the initial principal balance of such term loan, with a final payment due on December 20, 2016 of 54.0% of the initial principal balance of such term loan. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the term loan agreement. The loan bears a variable interest rate based on LIBOR for Eurodollar loans, and Base Rate for base rate loans.  The Base Rate is defined as the highest of (i) the federal funds rate plus 1/2 of 1.0%, (ii) the prime rate (as published in The Wall Street Journal), and (iii) the Eurodollar rate (for three-month loans) plus 1.0%. The proceeds from this borrowing were used to pay down part of the Company’s borrowings under the revolving credit facility. As of June 30, 2012, the loan had a balance of $268.1 million, of which $25.0 million is repayable within one year, and an average interest rate of 3.5%. The loan agreement contains various financial and other covenants. As of June 30, 2012, the Company was in compliance with all the covenants under the loan agreement.

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 (iii) On April 11, 2012, the Company entered into a term loan agreement with a consortium of banks. The agreement provides for a five year term loan of an aggregate of $60.0 million, subject to certain borrowing conditions, which amount is secured by certain assets of the Company. On June 15, 2012, the maximum commitment under the term loan was increased to $80.0 million. The term loan amount may be increased up to a maximum of $100.0 million under certain conditions described in the agreement. The outstanding principal amounts under the term loan bear interest at the rate of LIBOR plus 2.5%, amortized quarterly, and require quarterly payments equal to 1.75% multiplied by the outstanding principal amount at such time. The facility contains various financial and other covenants. The full $80.0 million have been drawn and were primarily used to repay outstanding amounts under the revolving credit facility. All unpaid amounts then outstanding are due and payable on April 11, 2017.  The loan had a balance of $80.0 million and an interest rate of 2.8% as of June 30, 2012. The agreement governing the Company’s term loan contains various financial and other covenants. As of June 30, 2012, the Company was in compliance with the terms of the term loan.

(c)	Asset-Backed Warehouse Facility

On September 9, 2011, the Company, through its wholly-owned indirect subsidiary, CAL Funding I Limited, entered into a credit facility for $100.0 million of asset-backed warehouse notes, which facility may be increased to $200.0 million subject to certain conditions. The Company borrowed $51.0 million under the facility during 2011, and a further $49.0 million during the first quarter of 2012. The commitment for further funding extends until September 8, 2013. The notes bear a variable interest rate based on LIBOR during the initial two-year funding period.  If the notes are not refinanced or renewed during this two-year period, the facility is structured to amortize over a term that is scheduled to be ten years, although the total term of the facility cannot exceed 15 years.  As of June 30, 2012, the warehouse credit facility had a balance of $100.0 million and an average interest rate of 2.7%. The warehouse facility is secured by containers and other assets owned by CAL Funding. Under the terms of the credit facility, the Company is required to maintain a restricted cash balance on deposit in a designated bank account equal to five months of interest. As of June 30, 2012, the Company had a balance of $1.1 million in the restricted cash account. The facility contains various financial and other covenants. As of June 30, 2012, the Company was in compliance with all the covenants under the credit facility.

(d)	Capital Lease Obligations

As of June 30, 2012, the Company had capital lease obligations of $8.7 million. The underlying obligations are denominated in U.S. Dollars and Euros at floating interest rates averaging 3.3% as of June 30, 2012 with maturity dates between September 2012 and June 2019. The loan is secured by containers covered by the lease obligations.

(e)	Collateralized Financing Obligations

As of June 30, 2012, the Company had collateralized financing obligations of $26.8 million (see Note 3). As of December 31, 2011, the debt related to the collateralized financing obligations was included in capital lease obligations in the accompanying balance sheet. The obligations had an average interest rate of 3.3% as of June 30, 2012 with maturity dates between June 2014 and November 2016. The loan is secured by a pool of containers covered under the financing arrangement.

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7)	Stock–Based Compensation Plan

The following table summarizes the activity in the Company’s stock option plan for the six-months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012		2011
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at January 1	1,192,680	$12.89	972,680	$10.32
Options granted - employees	111,000	$17.77	180,000	$24.82
Options granted - directors	40,000	$17.77	40,000	$21.62

Options outstanding at June 30	1,343,680	$13.44	1,192,680	$12.89
Options exercisable	952,055	$12.15	735,180	$11.69
Weighted average remaining term	6.2 years		7.6 years

Stock options granted to employees have a vesting period of four years from grant date, with 25% vesting after one year, and 1/48th vesting each month thereafter until fully vested. Stock options granted to independent directors vest in one year. The estimated fair value of stock options granted to employees during the six months ended June 30, 2012 and 2011 was $0.9 million, or $8.46 per option share, and $2.2 million, or $12.44 per option share, respectively. The options granted to the independent directors during the six months ended June 30, 2012 and 2011 were valued at $0.3 million, or $8.09 per option share, and $0.4 million, or $10.22 per option share, respectively.

The fair value of the stock options granted to the Company’s employees and independent directors was estimated using the Black-Scholes-Merton pricing model using the following weighted average assumption:

	Six Months Ended June 30,
	2012	2011
Stock price	$17.77	$24.24
Exercise price	$17.77	$24.24
Expected term:
Employees	6.25 years	6.25 years
Directors	5.5 years	5.5 years
Expected volatility:
Employees	49.5%	50.2%
Directors	50.2%	50.8%
Dividend yield	0%	0%
Risk free rate	0.75%	1.89%

As the Company has insufficient historical data, the expected option term is calculated using the simplified method in accordance with SEC guidance. In the absence of sufficient historical data, 50% of the assumed volatility factor used in the calculation was derived from the average volatility of common shares for similar companies over a period approximating the expected term of the options. The remaining 50% of the assumed volatility factor was derived from the average volatility of the Company’s common shares since their initial public offering in 2007.  The risk-free rate is based on daily U.S. Treasury yield curve with a term approximating the expected term of the option. No forfeiture was estimated on all options granted during the six months ended June 30, 2012 and 2011 as management believes that none of the grantees will leave the Company within the option vesting period.

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company recorded stock-based compensation expense of $0.3 million for each of the three months ended June 30, 2012 and 2011, and $0.6 million for each of the six months ended June 30, 2012 and 2011.  As of June 30, 2012, the remaining unamortized stock-based compensation cost relating to stock options granted to the Company’s employees was approximately $2.7 million which is to be recognized over the remaining weighted average vesting period of approximately 3.1 years. Unamortized stock-based compensation cost relating to independent directors’ options as of June 30, 2012 was approximately $0.3 million which is to be recognized over a remaining weighted average vesting period of approximately 11 months. The aggregate intrinsic value of all options outstanding as of June 30, 2012 was $9.6 million based on the closing price of the Company’s common stock of $19.88 per share.

Stock-based compensation expense is recorded as a component of marketing, general and administrative expense in the Company’s consolidated statements of income.

(8)	Income Taxes

The consolidated income tax expense for the three and six months ended June 30, 2012 and 2011 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2012 and 2011, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes and the effect of certain permanent differences.

The Company’s effective tax rates for the three and six months ended June 30, 2012 were 13.3% and 14.0%, respectively, compared to 17.2% and 16.8%, for the three and six months ended June 30, 2011, respectively. Movements in the effective tax rates are due primarily to changes in the proportion of the Company’s U.S. and overseas earnings.

The Company recognizes in the financial statements a liability for tax uncertainty if it is more likely than not that the position will not be sustained on audit, based on the technical merits of the position. As of June 30, 2012, the Company had unrecognized tax benefits of $0.3 million, which if recognized, would reduce the Company’s effective tax rate. Total accrued interest relating to unrecognized tax benefits was less than $0.1 million as of June 30, 2012. The Company does not believe the total amount of unrecognized tax benefits as of June 30, 2012 will increase or decrease significantly for the remainder of 2012.

In June 2012, we received notification from the IRS that the 2008 and 2009 U.S. tax returns have been selected for examination.

(9)	Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s capital lease obligations of $8.7 million as of June 30, 2012 were estimated to have a fair value of approximately $8.4 million, based on the fair value of estimated future payments calculated using the prevailing interest rates. The fair value of the Company’s capital lease obligations would be categorized as Level 3 of the fair value hierarchy.  Management believes that the balances of the Company’s revolving credit facility of $255.6 million, term loans totaling $355.9 million, asset-backed secured warehouse facility of $100.0 million, lease financing obligation of $26.8 million and net investment in direct finance leases of $62.6 million approximate their fair values as of June 30, 2012. The fair value of these financial instruments would be categorized as Level 3 of the fair value hierarchy.

(10)	Commitments and Contingencies

In addition to its debt obligations described in Note 6 above, the Company had commitments to purchase approximately $100.7 million of container equipment as of June 30, 2012. The Company also utilizes certain office facilities and equipment under long-term non-cancellable operating lease agreements with total future minimum lease payments of approximately $6.1 million as of June 30, 2012.

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(11)	Related Party Transactions

The Company has transferred legal ownership of certain containers to Japanese container funds which were established by Japan Investment Adviser Co., Ltd. (JIA) and CAIJ, Inc. (CAIJ). CAIJ is an 80%-owned subsidiary of CAI with the remaining 20% owned by JIA. JIA is owned and controlled by a Managing Director of CAIJ.  Prior to the transfer of containers from the Company, the container funds received contributions from unrelated Japanese investors, under separate Japanese investment agreements allowed under Japanese commercial laws. The contributions were used to purchase container equipment from the Company. Under the terms of the agreements, the CAI-related Japanese entities manage the activities of certain Japanese entities but may outsource the whole or part of each operation to a third party. Pursuant to its services agreement with investors, the Japanese container funds have outsourced the general management of their operations to CAIJ. The Japanese container funds have also entered into equipment management service agreements and financing arrangements whereby the Company manages the activities including the leasing and managing of containers owned by the Japanese container funds.

As described in Note 3, the Japanese managed container funds and financing arrangements are considered VIEs. However, with the exception of the two specific Japanese funds and the financing arrangements described in Note 3, the Company does not consider its interest in the managed Japanese container funds to be a variable interest. As such, the Company did not consolidate the assets and liabilities, results of operations or cash flows in its consolidated financial statements.  The sale of containers to the unconsolidated Japanese VIEs has been recorded on the Company’s books as a sale in the ordinary course of the business.

As described in Note 3, the Company has included in its consolidated financial statements, the assets and liabilities, results of operations, and cash flows of two specific Japanese container funds that it manages and the financing arrangements, in accordance with ASC 810.

(12)	Segment Information

The Company operates in one industry segment, equipment leasing, but has two reportable business segments: equipment leasing and container management. The equipment leasing segment derives its revenue primarily from the ownership and leasing of containers to container shipping lines and freight forwarders. The container management segment derives its revenue from management fees earned from portfolios of containers and associated leases which are managed on behalf of container investors. The Company also derives revenue from the sale of containers to container investors who in turn enter into management agreements with the Company. There are no inter-segment revenues.

With the exception of amortization of intangible assets and marketing, general and administrative expenses (MG&A), operating expenses are directly attributable to the equipment leasing segment. Amortization of intangible assets relating to owned and third party contracts is charged directly to the equipment leasing segment and container management segment, respectively. The amortization of remaining intangible assets relating to the trademark is allocated to the segments based on the average number of twenty-foot equivalent units (TEUs) of containers in each segment during the year.

MG&A expenses are allocated to each segment based on either revenue or the number of TEUs in each segment, depending on the function of the department which incurred the expense, after directly assigning MG&A expenses relating to CAI Consent Sweden AB (Consent) and CAI Rail to the equipment leasing segment and MG&A expenses relating to CAIJ to the container management segment.

The Company does not allocate interest income and income tax expense/benefit to its segments.

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Total assets of the container management segment consist of managed accounts receivable, the net carrying value of the intangible asset relating to third party contracts and a portion of the intangible asset relating to trademarks (determined based on the percentage of average TEUs of managed containers to total average TEUs). The remaining balance of total assets is allocated to the equipment leasing business.

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables show condensed segment information for the Company’s equipment leasing and container management segments for the three and six months ended June 30, 2012 and 2011, reconciled to the Company’s net income before income taxes and non-controlling interest as shown in its consolidated statements of income for such periods (in thousands):

	Three Months Ended June 30, 2012
	Equipment Leasing	Container Management	Unallocated	Total
Total revenue	$36,719	$3,006	$-	$39,725
Operating expenses	13,394	1,969	-	15,363
Operating income	23,325	1,037	-	24,362
Net interest expense	6,320	-	(2)	6,318
Net income before income taxes and non-controlling interest	$17,005	$1,037	$2	$18,044
Total assets	$1,149,676	$22,281	$-	$1,171,957

	Three Months Ended June 30, 2011
	Equipment Leasing	Container Management	Unallocated	Total
Total revenue	$25,231	$3,528	$-	$28,759
Operating expenses	9,487	2,352	-	11,839
Operating income	15,744	1,176	-	16,920
Net interest expense	3,529	-	(1)	3,528
Net income before income taxes and non-controlling interest	$12,215	$1,176	$1	$13,392
Total assets	$799,188	$21,371	$-	$820,559

	Six Months Ended June 30, 2012
	Equipment Leasing	Container Management	Unallocated	Total
Total revenue	$70,669	$8,463	$-	$79,132
Operating expenses	27,714	4,164	-	31,878
Operating income	42,955	4,299	-	47,254
Net interest expense	12,256	-	(7)	12,249
Net income before income taxes and non-controlling interest	$30,699	$4,299	$7	$35,005

	Six Months Ended June 30, 2011
	Equipment Leasing	Container Management	Unallocated	Total
Total revenue	$48,048	$8,453	$-	$56,501
Operating expenses	16,722	4,343	-	21,065
Operating income	31,326	4,110	-	35,436
Net interest expense	6,503	-	(4)	6,499
Net income before income taxes and non-controlling interest	$24,823	$4,110	$4	$28,937

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Geographic Data

The Company’s container lessees use containers for their global trade utilizing many worldwide trade routes. The Company earns its revenue from international carriers when the containers are in use and carrying cargo around the world. Most of the Company’s leasing related revenue is denominated in U.S. dollars. Since all of the Company’s containers are used internationally and typically no container is domiciled in one particular place for a prolonged period of time, all of the Company’s long-lived container assets are considered to be international with no single country of use.

The Company’s railcars, with a net book value of $40.6 million, are used primarily to transport cargo within the United States.

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

The following table sets forth the reconciliation of basic and diluted net income per share for the three and six months ended June 30, 2012 and 2011 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator
Net income attributable to CAI common stockholders used in calculation of basic and diluted earnings per share	$15,135	$10,880	$29,526	$23,676

Denominator
Weighted average shares used in the calculation of basic earnings per share	19,295	19,295	19,295	19,295
Effect of dilutive securities	424	503	417	484
Weighted average shares used in the calculation of diluted earnings per share	19,719	19,798	19,712	19,779

Net income per share attributable to CAI common stockholders:
Basic	$0.78	$0.56	$1.53	$1.23
Diluted	$0.77	$0.55	$1.50	$1.20

The calculation of diluted earnings per share for the three and six months ended June 30, 2012 excluded from the denominator 371,000 shares of stock options granted to employees and directors because their effect would have been anti-dilutive. The calculation of diluted earnings per share for the three and six months ended June 30, 2011 excluded from the denominator 220,000 shares of stock options granted to employees and directors because their effect would have been anti-dilutive.

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

Overview

We are one of the world’s leading container leasing and management companies. We purchase new containers, lease them primarily to container shipping lines and either retain them as part of our owned fleet or sell them to container investors for whom we then provide management services. In operating our fleet, we lease, re-lease and dispose of containers and contract for the repair, repositioning and storage of containers. As of June 30, 2012, our fleet comprised approximately 1,007,000 twenty-foot equivalent units (TEUs) of containers and 1,200 units of rail car equipment. The following table shows the composition of our fleet as of June 30, 2012 and 2011 and our average fleet utilization for the three and six months ended June 30, 2012 and 2011:

	As of June 30,
	2012	2011

Owned fleet in TEUs	560,570	415,260
Managed fleet in TEUs	446,213	468,598
Total container fleet in TEUs	1,006,783	883,858

Owned railcar fleet in units	1,177	-

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Average fleet utilization for the period	94.3%	97.9%	94.2%	97.9%

Average container fleet utilization reflects the average number of TEUs in our shipping container fleet on lease as a percentage of total TEUs available for lease. In calculating TEUs available for lease, we exclude units held for sale and units we have purchased that are held at the manufacturer.

We plan to increase the number of owned containers and railcars, as well as the number of managed containers in our fleet. During the six months ended June 30, 2012, we paid approximately $155.2 million to purchase additional containers and $40.6 million to purchase railcar equipment.  We plan to invest in additional containers and railcars as demand increases. We believe it is important to maintain a balance between the size of our owned fleet and our managed fleet in order to have multiple sources of revenue.

Index

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The following table summarizes our operating results for the three months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended June 30,		Increase
	2012	2011	Amount	Percent

Total revenue	$39,725	$28,759	$10,966	38%
Operating expenses	15,363	11,839	3,524	30
Net income attributable to CAI common stockholders	15,135	10,880	4,255	39

Total revenue of $39.7 million for the three months ended June 30, 2012 increased $11.0 million, or 38%, from $28.8 million for the three months ended June 30, 2011, primarily due to a $10.4 million, or 42% increase in rental revenue and a $1.1 million, or 211%, increase in finance lease income. Operating expenses of $15.4 million for the three months ended June 30, 2012 increased $3.5 million, or 30%, from $11.8 million for the three months ended June 30, 2011, mainly as a result of a $3.6 million, or 49%, increase in depreciation expense. Net interest expense of $6.3 million for the three months ended June 30, 2012 increased $2.8 million, or 79%, from $3.5 million for the three months ended June 30, 2011 due to the higher average debt balance. The increase in revenue was partially offset by the increase in operating expenses and net interest expense, and resulted in a $4.3 million, or 39%, increase in net income attributable to CAI common stockholders to $15.1 million for the three months ended June 30, 2012 compared to $10.9 million for the three months ended June 30, 2011.

Revenue. The following discussion explains the significant changes in the composition of our total revenue for the three months ended June 30, 2012 compared to the three months ended June 30, 2011:

Rental Revenue. Rental revenue increased $10.4 million, or 42%, to $35.1 million for the three months ended June 30, 2012, from $24.7 million for the three months ended June 30, 2011. This was primarily due to a 42% increase in the average number of TEUs of owned containers on lease.

 Management Fee Revenue. Management fee revenue for the three months ended June 30, 2012 was $3.0 million, a decrease of $0.3 million, or 8%, from $3.3 million for the three months ended June 30, 2011. The decrease was primarily due to an 11% reduction in the size of the on-lease managed container fleet.

 Gain on Sale of Container Portfolios. There was no gain on sale of container portfolios recognized for the three months ended June 30, 2012 as no containers were sold to investors during the period.  We sold $4.0 million of container equipment to investors and recognized a gain of $0.3 million for the three months ended June 30, 2011.

Finance Lease Income. Finance lease income increased by $1.1 million, or 211%, to $1.6 million during the three months ended June 30, 2012, from $0.5 million during the three months ended June 30, 2011. The increase was primarily attributable to new finance lease contracts entered into since July 1, 2011.

Expenses.  The following discussion explains the significant changes in expenses for the three months ended June 30, 2012 compared to the three months ended June 30, 2011:

Depreciation of Rental Equipment. Depreciation of rental equipment increased by $3.6 million, or 49%, to $11.1 million for the three months ended June 30, 2012, from $7.4 million for the three months ended June 30, 2011. This increase was primarily attributable to a 42% increase in average TEUs of owned containers, partially offset by a $1.9 million reduction in depreciation expense resulting from the increase in residual values and useful lives of our containers effective January 1, 2012. This change increased net income attributable to CAI stockholders by approximately $1.7 million and increased diluted earnings per share by $0.09 for the three months ended June 30, 2012. We do not expect that the change in estimated residual values will have a material effect on the reported gain on disposition of equipment over the next several years since the equipment estimated to be sold during the coming years has already been substantially depreciated.  See Note 2(a) to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Index

Amortization of Intangible Assets.  Amortization of intangible assets decreased $0.1 million, or 34%, to $0.2 million for the three months ended June 30, 2012, from $0.3 million for the three months ended June 30, 2011. The decrease was due to certain intangible assets that became fully amortized during the third quarter of 2011.

Gain on Disposition of Used Container Equipment. Gain on disposition of used container equipment increased by $0.4 million, or 16%, to $3.2 million for the three months ended June 30, 2012, from $2.8 million for the three months ended June 30, 2011. A lower volume of containers were sold in the three months ended June 30, 2012, but at a higher margin compared to the three months ended June 30, 2011.

Storage, Handling and Other Expenses. Storage, handling and other expenses increased by $0.4 million, or 30%, to $1.8 million for the three months ended June 30, 2012, from $1.4 million for the three months ended June 30, 2011. An increase in the average number of off-lease containers has resulted in more containers in storage during the three months ended June 30, 2012 resulting in higher storage, handling, and other related charges.

Marketing, General and Administrative (MG&A) Expense. MG&A expense increased $0.3 million, or 5%, to $5.8 million for the three months ended June 30, 2012, from $5.5 million for the three months ended June 30, 2011. The increase was primarily due to increased employee related costs.

Gain on Foreign Exchange. We recognized a gain of $0.3 million on foreign exchange transactions for the three months ended June 30, 2012 compared to a gain of less than $0.1 million during the three months ended June 30, 2011 as a result of the strengthening of the U.S. dollar.

Net Interest Expense. Net interest expense increased $2.8 million, or 79%, to $6.3 million for the three months ended June 30, 2012, from $3.5 million for the three months ended June 30, 2011. The increase in net interest expense was due primarily to an increase in the average principal balance of our debt.

Income Tax Expense. Income tax expense of $2.4 million for the three months ended June 30, 2012 was essentially unchanged from the three months ended June 30, 2011. The effective tax rate for the three months ended June 30, 2012 was 13.3% compared to 17.2% for the three months ended June 30, 2011. The lower effective tax rate for the three months ended June 30, 2012 was due primarily to a higher proportion of pretax income being generated by our foreign operations where income tax rates are lower than in the U.S.

Index

Segment Information

The following table summarizes our results of operations for each of our business segments for the three months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
				Percent
	2012	2011	Amount	Change
Equipment Leasing
Total revenue	$36,719	$25,231	$11,488	46%
Operating expenses	13,394	9,487	3,907	41
Interest expense	6,320	3,529	2,791	79
Net income before income taxes and non-controlling interest attributable to segment	$17,005	$12,215	$4,790	39

Container Management
Total revenue	$3,006	$3,528	$(522)	(15)
Operating expenses	1,969	2,352	(383)	(16)
Net income before income taxes and non-controlling interest attributable to segment	$1,037	$1,176	$(139)	(12)

Equipment Leasing. Total revenue from our equipment leasing segment increased $11.5 million, or 46%, to $36.7 million for the three months ended June 30, 2012 from $25.2 million for the three months ended June 30, 2011. The increase was primarily due to an increase in the number of owned containers on lease.

Total operating expenses for the equipment leasing segment for the three months ended June 30, 2012 increased $3.9 million, or 41%, to $13.4 million, from $9.5 million for the three months ended June 30, 2011. The increase was primarily attributable to higher depreciation expense resulting from the increase in the number of owned containers.

Interest expense for the three months ended June 30, 2012 increased $2.8 million, or 79%, to $6.3 million. The increase in interest expense was primarily due to the increase in our average debt balance.

Container Management. Total revenue of $3.0 million from our container management segment for the three months ended June 30, 2012 was $0.5 million, or 15%, lower than the $3.5 million revenue we reported for this segment for the three months ended June 30, 2011. The decrease was primarily due to a reduction in the size of the on-lease managed container fleet, and a $0.3 million decrease in gain on sale of container portfolios.

Total operating expenses for the container management segment decreased $0.4 million, or 16% to $2.0 million for the three months ended June 30, 2012, from $2.4 million for the three months ended June 30, 2011 as a result of the lower allocation of MG&A expense.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The following table summarizes our operating results for the six months ended June 30, 2012 and 2011 (dollars in thousands):

	Six Months Ended June 30,		Increase
	2012	2011	Amount	Percent

Total revenue	$79,132	$56,501	$22,631	40%
Operating expenses	31,878	21,065	10,813	51
Net income attributable to CAI common stockholders	29,526	23,676	5,850	25

Index

Total revenue of $79.1 million for the six months ended June 30, 2012 increased $22.6 million, or 40%, from $56.5 million for the six months ended June 30, 2011, primarily due to a $20.5 million, or 44% increase in rental revenue and a $2.1 million, or 224% increase in finance lease income. Operating expenses of $31.9 million for the six months ended June 30, 2012 increased $10.8 million, or 51%, from $21.1 million for the six months ended June 30, 2011, mainly as a result of a $7.5 million, or 53%, increase in depreciation expense, a $2.2 million, or 22%, increase in MG&A expense, and a $1.3 million, or 54%, increase in storage, handling and other expenses. Net interest expense increased $5.8 million to $12.2 million for the six months ended June 30, 2012 compared to $6.5 million for the six months ended June 30, 2011 due to a higher average debt balance. The increase in revenue was partially offset by the increase in operating expenses and net interest expense and resulted in a $5.9 million, or 25%, increase in net income attributable CAI common stockholders to $29.5 million for the six months ended June 30, 2012 compared to the same six-month period in 2011.

Revenue. The following discussion explains the significant changes in the composition of our total revenue for the six months ended June 30, 2012 compared to the six months ended June 30, 2011:

Rental Revenue. Rental revenue increased $20.5 million, or 44%, to $67.6 million for the six months ended June 30, 2012, from $47.1 million for the six months ended June 30, 2011. This was primarily due to a $17.4 million increase in rental revenue attributable to a 37% increase in the average number of TEUs of owned containers on lease, and a $0.7 million increase in rental revenue that was attributable to a 1.5% increase in average per diem rental rates.

 Management Fee Revenue. Management fee revenue for the six months ended June 30, 2012 was $7.2 million, an increase of $0.4 million, or 6%, from $6.8 million for the six months ended June 30, 2011. The increase was primarily due to arrangement fees recognized by CAIJ following the completion of a number of investor transactions during the first quarter of 2012, partly offset by a 10% reduction in the size of the on-lease managed container fleet.

 Gain on Sale of Container Portfolios. Gain on sale of container portfolios decreased $0.4 million to $1.3 million for the six months ended June 30, 2012, a 25% decrease from a gain of $1.7 million for the six months ended June 30, 2011. We sold fewer containers in the six months ended June 30, 2012 but at a higher margin compared to the six months ended June 30, 2011.

Finance Lease Income. Finance lease income increased by $2.1 million, or 224%, to $3.1 million during the six months ended June 30, 2012, from $1.0 million during the six months ended June 30, 2011. The increase was primarily attributable to new finance lease contracts entered into since July 1, 2011.

Expenses.  The following discussion explains the significant changes in expenses for the six months ended June 30, 2012 compared to the six months ended June 30, 2011:

Depreciation of Rental Equipment. Depreciation of rental equipment increased by $7.5 million, or 53%, to $21.7 million for the six months ended June 30, 2012, from $14.2 million for the six months ended June 30, 2011. This increase was primarily attributable to a 40% increase in average TEUs of owned containers and a $0.7 million write-off of containers related to a defaulted lease, partially offset by a $3.6 million reduction in depreciation expense resulting from the increase in residual values and useful life of our containers effective January 1, 2012. This change increased net income attributable to CAI stockholders by approximately $3.1 million and increased diluted earnings per share by $0.16 for the six months ended June 30, 2012. We do not expect that the change in estimated residual values will have a material effect on the reported gain on disposition of equipment over the next several years since the equipment estimated to be sold during the coming years has already been substantially depreciated.  See Note 2(a) to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Amortization of Intangible Assets.  Amortization of intangible assets decreased $0.2 million, or 34%, to $0.5 million for the six months ended June 30, 2012, from $0.7 million for the six months ended June 30, 2011. The decrease was due to certain intangible assets that became fully amortized during the third quarter of 2011.

Index

Storage, Handling and Other Expenses. Storage, handling and other expenses increased by $1.3 million, or 54%, to $3.8 million for the six months ended June 30, 2012, from $2.5 million for the six months ended June 30, 2011. The decrease in utilization of our owned containers has resulted in more containers in storage during the six months ended June 30, 2012 resulting in higher storage, handling, and other related charges.

Marketing, General and Administrative (MG&A) Expense. MG&A expense increased by $2.2 million, or 22%, to $12.3 million for the six months ended June 30, 2012, from $10.1 million for the six months ended June 30, 2011. The increase was primarily due to the release of a $0.9 million bad debt reserve during the six months ended June 30, 2011, and a $0.6 million increase in professional fees that were primarily associated with CAIJ’s investor transactions in the six months ended June 30, 2012.

Net Interest Expense. Net interest expense of $12.2 million for the six months ended June 30, 2012 increased $5.8 million, or 89%, from $6.5 million for the six months ended June 30, 2011. The increase in net interest expense was due primarily to an increase in the average principal balance of our debt.

Income Tax Expense. Income tax expense of $4.9 million for the six months ended June 30, 2012 was essentially unchanged from the six months ended June 30, 2011. The effective tax rate for the six months ended June 30, 2012 was 14% compared to an effective tax rate of 16.8% for the six months ended June 30, 2011. The lower effective tax rate for the six months ended June 30, 2012 was due primarily to a higher proportion of pretax income being generated by our foreign operations where income tax rates are lower than in the U.S.

Segment Information

The following table summarizes our results of operations for each of our business segments for the six months ended June 30, 2012 and 2011 (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2012	2011	Amount	Percent Change
Equipment Leasing
Total revenue	$70,669	$48,048	$22,621	47%
Operating expenses	27,714	16,722	10,992	66
Interest expense	12,256	6,503	5,753	88
Net income before income taxes and non-controlling interest attributable to segment	$30,699	$24,823	$5,876	24
Container Management
Total revenue	$8,463	$8,453	$10	0
Operating expenses	4,164	4,343	(179)	(4)
Net income before income taxes and non-controlling interest attributable to segment	$4,299	$4,110	$189	5

Equipment Leasing. Total revenue from our equipment leasing segment increased $22.6 million, or 47%, to $70.7 million for the six months ended June 30, 2012 from $48.0 million for the six months ended June 30, 2011. The increase was primarily due to an increase in the number of owned containers on lease, and an increase in average per diem rental rates.

Total operating expenses for the equipment leasing segment for the six months ended June 30, 2012 increased $11.0 million, or 66%, to $27.7 million, from $16.7 million for the six months ended June 30, 2011. The increase was primarily attributable to higher depreciation expense resulting from the increase in the number of owned containers, increase in storage, handling and other container related expenses as a result of a decrease in utilization, and an increase in MG&A expense allocated to the segment.

Interest expense for the six months ended June 30, 2012 increased $5.8 million, or 88%, to $12.3 million compared to $6.5 million for the six months ended June 30, 2011. The increase in interest expense was primarily due to the increase in our average debt balance as we continued to increase our borrowings to finance our acquisition of additional rental equipment.

Index

Container Management. Total revenue of $8.5 million from our container management segment for the six months ended June 30, 2012 remained unchanged from the six months ended June 30, 2011. The increase of $0.4 million in management fee revenue was offset by the $0.4 million decrease in gain on sale of container portfolios.

Total operating expenses for the container management segment decreased $0.2 million, or 4%, to $4.1 million for the six months ended June 30, 2012, from $4.3 million for the six months ended June 30, 2011 as a result of the lower allocation of MG&A expense.

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

As of June 30, 2012, the maximum credit commitment under our revolving credit facility was $465.0 million.  The facility may be increased up to a maximum of $475.0 million under certain conditions described in the agreement. In addition, there is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to us. These credit commitments are part of, and not in addition to, the maximum credit commitment. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar Rate loans as defined in the revolving credit facility. As of June 30, 2012 the interest rate on our revolving credit facility was 3.0%. Our revolving credit facility will expire on September 25, 2014.

As of June 30, 2012, we had an outstanding balance of $223.0 million and availability of $241.9 million under our revolving credit facility (net of $0.1 million in letters of credit), subject to our ability to meet the collateral requirements under the agreement governing our revolving credit facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default. Our revolving credit facilities are secured by substantially all of our assets that are not otherwise used as security for our other credit facilities.

We intend to use our revolving credit facility primarily to fund the purchase of containers in the future. As of June 30, 2012, we had commitments to purchase $100.7 million of container equipment and had rental equipment payable of $70.7 million. We have typically used our cash flow from operations and the proceeds from sales of container portfolios to container investors to repay our revolving credit facility. As we expand our owned fleet, our revolving credit facility balance will be higher and will result in higher interest expense. In addition to customary events of default, our revolving credit facility and term loans contain restrictive covenants, including limitations on certain liens, indebtedness and investments.  In addition, all of our facilities contain certain restrictive financial covenants.  The covenants require us to maintain (1) a maximum consolidated funded debt to consolidated tangible net worth ratio of 3.50:1.00; and (2) a minimum fixed charge coverage ratio of 1.20:1.00. We were in compliance with both covenants as of June 30, 2012.

Index

On June 7, 2012, we entered into a revolving credit agreement for CAI Rail Inc. (CAI Rail), our wholly owned subsidiary, with a consortium of banks to finance the acquisition of railcars. As of June 30, 2012, the maximum credit commitment under the revolving line of credit was $85.0 million.  Borrowings under this credit facility bear interest at a variable rate. For domestic base rate loans, the interest rate is equal to the highest of (i) the daily federal funds open rate as published by the Federal Reserve Bank of New York and (ii) the administrative agent’s published “Reference Rate”, in each case plus a margin ranging from 0.5% to 1.25% based on certain conditions.  For Eurodollar rate loans, the interest rate is equal to a LIBOR-based rate plus a margin ranging from 1.50% to 2.25% based on certain conditions. As of June 30, 2012, the average interest rate under the agreement was 2.7%.

As of June 30, 2012, the outstanding balance under CAI Rail’s revolving credit facility was $32.6 million. As of June 30, 2012, we had $52.4 million in availability under this revolving credit facility, subject to our ability to meet the collateral requirements under the agreement governing the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.  CAI Rail’s revolving credit facility, including any amounts drawn on the facility, is secured by all of the assets of CAI Rail and is guaranteed by the Company.

The agreement governing CAI Rail’s revolving credit facility contains various financial and other covenants. As of June 30, 2012, we were in compliance with the terms of the revolving credit facility.

The agreement under CAI Rail’s revolving credit facility will terminate on June 7, 2015.

Our capital leases are denominated in U.S. dollars and Euros, are financed by various European banks and financial institutions and secured by their underlying assets. As of June 30, 2012, our capital lease obligations totaled $35.5 million, with interest rates averaging 3.3%.

On August 20, 2009, we signed a $10.0 million five-year loan agreement with the Development Bank of Japan (DBJ). The loan is payable in 19 quarterly installments of $0.2 million starting October 31, 2009 and a final payment of $6.2 million on July 31, 2014. The loan bears a variable interest rate based on BBA LIBOR and is secured by container rental equipment that we own. The loan had a balance of $7.8 million and interest rate of 2.9% as of June 30, 2012. The agreement governing our term loan contains various financial and other covenants. As of June 30, 2012, we were in compliance with all the covenants under the loan agreement.

On December 20, 2010, we entered into a term loan agreement with a consortium of banks. Under this loan agreement, we were eligible to borrow up to $300.0 million, subject to certain borrowing conditions, which amount is secured by certain assets of our wholly owned foreign subsidiaries.  The loan agreement is an amortizing facility with a term of six years.  Quarterly payments of principal for the $185.0 million initially borrowed are $3.7 million each (i.e. 2.0% of the drawn amount) for the first 23 quarterly payment dates with a final payment of $99.9 million (54.0% of the drawn amount) due on December 20, 2016.  The quarterly payments of principal on the additional draw downs (each determined separately) are an amount equal to the product of (x) the quotient obtained by dividing 46.0% by the number of remaining scheduled principal payment dates as of the drawdown date and (y) the initial principal balance of such term loan. The loan bears a variable interest rate based on LIBOR for Eurodollar loans, and Base Rate for base rate loans.  The Base Rate is defined as the highest of (i) the federal funds rate plus 1/2 of 1.0%, (ii) the prime rate (as published in The Wall Street Journal), and (iii) the Eurodollar rate (for three-month loans) plus 1.0%. The proceeds from this borrowing were used to pay down part of our borrowings under the revolving credit facility. As of June 30, 2012, the loan had a balance of $268.1 million, of which $25.0 million is repayable within one year, and an average interest rate of 3.5%. The loan agreement contains various financial and other covenants. As of June 30, 2012, we were in compliance with all the covenants under the loan agreement.

On September 9, 2011, our wholly-owned indirect subsidiary, CAL Funding I Limited, entered into a credit facility for $100.0 million of asset-backed warehouse notes, which facility may be increased to $200.0 million subject to certain conditions.   The notes bear a variable interest rate based on LIBOR during the initial two-year funding period.  If the notes are not refinanced or renewed during this two-year period, the facility is structured to amortize over a term that is scheduled to be ten years, but not to exceed 15 years.  The facility contains various financial and other covenants.  The proceeds from the facility were used to finance equipment purchases. As of June 30, 2012, our warehouse credit facility had a balance of $100.0 million and an average interest rate of 2.7%.  The warehouse facility is secured by containers and other assets owned by CAL Funding I Limited. Under the terms of the credit facility, we are required to maintain a restricted cash balance on deposit in a designated bank account equal to five months of interest. As of June 30, 2012, we had $1.1 million in the restricted cash account.

Index

On April 11, 2012, we entered into a term loan agreement with a consortium of banks. The agreement provides for a five year term loan of an aggregate of $60.0 million, subject to certain borrowing conditions, which amount is secured by certain of our assets. On June 15, 2012, the loan was increased to $80.0 million. The term loan amount may be increased up to a maximum of $100.0 million under certain conditions described in the agreement. We primarily used the proceeds from this loan to repay outstanding amounts under our revolving credit facility. The outstanding principal amounts under the term loan bear interest at the rate of LIBOR plus 2.5%, amortized quarterly, and require quarterly payments equal to 1.75% multiplied by the outstanding principal amount at such time. As of June 30, 2012, this term loan had a balance of $80.0 million and an interest rate of 2.8%. All unpaid amounts outstanding are due and payable on April 11, 2017. The agreement governing our term loan contains various financial and other covenants. As of June 30, 2012, we were in compliance with the terms of this term loan.

 On April 15, 2011, we filed a universal shelf registration statement on Form S-3 with the SEC which was declared effective by the SEC on May 31, 2011. Under this shelf registration statement, we may sell various debt and equity securities, or a combination thereof, to be offered from time-to-time up to an aggregate offering price of $250.0 million for all securities, and the selling stockholders may sell up to 2,500,000 shares of common stock in one or more offerings.

Cash Flow

The following table sets forth certain cash flow information for the six months ended June 30, 2012 and 2011 (in thousands):

	Six Months Ended June 30,
	2012	2011

Net income	$30,104	$24,086
Adjustments to income	20,068	8,241
Net cash provided by operating activities	50,172	32,327
Net cash used in investing activities	(165,243)	(230,044)
Net cash provided by financing activities	124,142	193,951
Effect on cash of foreign currency translation	2	437
Net increase (decrease) in cash	9,073	(3,329)
Cash at beginning of period	14,078	14,393
Cash at end of period	$23,151	$11,064

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2012 increased $17.8 million to $50.2 million compared to $32.3 million for the six months ended June 30, 2011. The increase was due primarily to a $6.0 million increase in net income, a $9.4 million increase in non-cash items such as depreciation, amortization of debt issuance costs and bad debt expense, and a $2.4 million improvement in net working capital.

Cash Flows from Investing Activities

Net cash used in investing activities was $165.2 million for the six months ended June 30, 2012 compared to $230.0 million for the six months ended June 30, 2011. The decrease of $64.8 million in cash used in investing activities was due primarily to a $65.5 million reduction in the purchase of rental equipment during the current period.

Index

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2012 was $124.1 million compared to $194.0 million for the six months ended June 30, 2011. The $69.8 million decrease in cash provided by financing activities was due primarily to a $164.1 million increase in principal payments made on our bank debt, partially offset by a $94.9 million increase in borrowings from bank debt and collateralized financing obligations. For the six months ended June 30, 2012, we borrowed $316.7 million from our credit facilities and paid $190.5 million of bank debt, collateralized financing obligations and capital lease obligations. For the six months ended June 30, 2011, we borrowed $221.8 million from our credit facilities and made repayments of $27.3 million.The proceeds from bank borrowings were used primarily to finance the acquisition of rental equipment.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments by due date as of June 30, 2012 (in thousands):

		Payments Due by Period
		Less than	1-2	2-3	3-4	4-5	More than
	Total	1 year	years	years	years	years	5 years
Total debt obligations
Revolving credit facilities	$255,633	$-	$-	$255,633	$-	$-	$-
Term loans	355,897	30,887	30,869	35,921	29,397	228,823	-
Asset backed warehouse facility	100,000	-	7,500	10,000	10,000	10,000	62,500
Capital lease obligations	8,744	2,867	1,762	1,608	1,183	598	726
Collateralized financing obligations	26,776	2,000	2,154	2,224	14,046	6,352	-
Interest on debt and capital lease obligations	82,189	22,945	21,671	14,968	10,719	6,573	5,313
Rental equipment payable	70,667	70,667	-	-	-	-	-
Rent, office facilities and equipment	6,136	1,333	1,281	1,144	1,005	1,022	351
Equipment purchase commitments	100,701	100,701	-	-	-	-	-
Total contractual obligations	$1,006,743	$231,400	$65,237	$321,498	$66,350	$253,368	$68,890

(1)
Our estimate of interest expense commitment includes $17.5 million relating to our revolving credit facilities, $0.5 million relating to our related party term loan, $43.9 million relating to our term loan with a consortium of banks, $2.6 million relating to our collateralized financing obligations, $0.7 million relating to our capital lease obligations, and $17.0 million relating to our asset backed warehouse facility. The calculation of interest commitment related to our debt assumes the following weighted average interest rates as of June 30, 2012:  revolving credit facilities, 3.0%;  capital lease obligations, collateralized financing obligations and term loans, 3.3%; and asset backed warehouse facility 2.7%. These calculations assume that weighted interest rates will remain at the same level over the next five years. We expect that the interest rate will vary over time based upon fluctuations in the underlying indexes upon which this interest rate is based.

See Note 6 to our unaudited consolidated financial statements included in this filing for a description of the terms of our debt.

Off-Balance Sheet Arrangements

As of June 30, 2012, we had no off-balance sheet arrangements or obligations other than noted below. An off-balance sheet arrangement includes any contractual obligation, agreement or transaction arrangement involving an unconsolidated entity under which we would have: (1) retained a contingent interest in transferred assets; (2) an obligation under derivative instruments classified as equity; (3) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing, hedging or research and development services with us; or (4) made guarantees.

Index

We transferred ownership of certain containers to Japanese container funds which were established by Japan Investment Adviser Co., Ltd. (JIA) and CAIJ. CAIJ is an 80%-owned subsidiary of CAI with the remaining 20% owned by JIA. JIA is owned and controlled by a Managing Director of CAIJ. Prior to the purchase of containers from us, the purchasing entities had received contributions from unrelated Japanese investors, under separate Japanese investment agreements allowed under Japanese commercial laws. The contributions were used to purchase container equipment from us. Under the terms of the agreements, the CAI-related Japanese entities manage each of the investments but may outsource the whole or part of each operation to a third party. Pursuant to its services agreements with investors, the Japanese container funds have outsourced the general management of their operations to CAIJ. The Japanese container funds have also entered into container equipment management service agreements and financing arrangements whereby we manage the leasing activity of containers owned by the Japanese container funds. The profit or loss from each investment will substantially belong to each respective investor, except with respect to two Japanese funds and the financing arrangements where the terms of the transaction provide us with an option to purchase the containers at a fixed price. If we decide to exercise our purchase options and resell the containers to a third party, then we would realize any profit from the sale. See Notes 3 and 11 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

During the first quarter of 2012, we completed a review of historical disposal experience relating to our fleet of container equipment and concluded that the estimated residual values and useful lives used in our depreciation calculations should be amended effective January 1, 2012.  See Note 2(a) to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

We purchased railcars during the three months ended June 30, 2012.  We depreciate railcar equipment over its estimated useful life of between 40 and 43 years, to its estimated residual value using the straight-line method.

There have been no other changes to our accounting policies during the six months ended June 30, 2012. See Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 8, 2012.

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

Foreign Exchange Rate Risk. Although we have significant foreign-based operations, the U.S. dollar is our primary operating currency. Thus, most of our revenue and expenses are denominated in U.S. dollars. We have equipment sales in British Pound Sterling, Euros and Japanese Yen and incurred overhead costs in foreign currencies, primarily in British Pound Sterling and Euros. CAI Consent Sweden AB, one of our wholly-owned subsidiaries, has significant amounts of revenue as well as expenses denominated in Euros and Swedish Krone. During the three months ended June 30, 2012, the U.S. dollar increased in value in relation to other major foreign currencies (such as the Euro and British Pound Sterling). The increase in the U.S. dollar has decreased our revenues and expenses denominated in foreign currencies. The increase in the value of the U.S. dollar relative to foreign currencies will also result in U.S. dollar denominated assets held at some of our foreign subsidiaries to increase in value relative to the foreign subsidiaries’ local currencies. For the three and six months ended June 30, 2012, we recognized a gain on foreign exchange of $0.3 million and less than $0.1 million, respectively.

Index

Interest Rate Risk. The nature of our business exposes us to market risk arising from changes in interest rates to which our variable-rate debt is linked. As of June 30, 2012, the principal amount of debt outstanding under the variable-rate arrangement of our revolving credit facilities was $255.6 million. In addition, $8.7 million of our capital lease obligations as of June 30, 2012 have variable interest rates. On August 20, 2009, we signed a five-year term loan agreement with the Development Bank of Japan. The loan bears a variable interest rate and had a balance of $7.8 million at June 30, 2012. On December 20, 2010, we entered into a term loan agreement with a consortium of banks. Under this loan agreement, we are eligible to borrow up to $300.0 million at a variable interest rate. The loan had a balance of $268.1 million at June 30, 2012.  On September 9, 2011, our wholly-owned indirect subsidiary, CAL Funding I Limited, entered into a credit facility for $100.0 million of asset-backed warehouse notes, which facility may be increased to $200.0 million subject to certain conditions.   The notes bear a variable interest rate based on LIBOR during the initial two-year funding period.  As of June 30, 2012, our warehouse credit facility had a balance of $100.0 million.

On April 11, 2012, the Company entered into a term loan agreement with a consortium of banks. The agreement provides for a five year term loan of an aggregate of $60.0 million. On June 15, 2012, the loan was increased to $80.0 million. The loan bears a variable interest rate based on LIBOR.

A 1.0% increase or decrease in underlying interest rates for these obligations will increase or decrease interest expense by approximately $7.5 million annually assuming debt remains constant at June 30, 2012 levels.

ITEM 4.	CONTROLS AND PROCEDURES.

 Management Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e), of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2012 our disclosure controls and procedures were effective with respect to controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and are accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

CAI International, Inc.
(Registrant)

July 26, 2012	/s/ VICTOR M. GARCIA
Victor M. Garcia
President and Chief Executive Officer
(Principal Executive Officer)

July 26, 2012	/s/ TIMOTHY B. PAGE
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

10.1
Amendment No. 4 to that certain Second Amended and Restated Revolving Credit Agreement, dated April 10, 2012, among CAI International, Inc., Container Applications Limited, the Guarantors listed on the signature pages thereto, the various lending institutions party thereto, Bank of America, N.A. as administrative agent, and Union Bank of California, N.A. as documentation agent (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K, filed on April 16, 2012).

10.2
Term Loan Agreement, dated April 11, 2012, among Container Applications Limited, CAI International, Inc., the Lenders listed on Schedule I thereto, SunTrust Bank and SunTrust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed on April 16, 2012).

10.3
Second Amendment to the Term Loan Agreement, dated April 12, 2012, among Container Applications Limited, CAI International, Inc., the other Guarantors listed on the signature pages thereto, the Lenders listed on the signature pages thereto, and ING Bank N.V. (incorporated by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed on April 16, 2012).

10.4
Revolving Credit Agreement, dated June 7, 2012, among CAI Rail Inc., CAI International, Inc., the lending institutions from time to time listed on Schedule 1 thereto, Union Bank, N.A., as administrative agent, and U.S. Bank, National Association, as joint lead arranger and syndication agent (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K, filed on June 13, 2012).

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

101
The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the six months ended June 30, 2012 and 2011 (iv) Consolidated Statements of Cash Flows for the three months and six months ended June 30, 2012 and 2011; and (v) Notes to Unaudited Consolidated Financial Statements.  The information in Exhibit 101 is “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.