Form 10-Q
period 2012-09-30
CAI International, Inc.
filed 2012-10-23
CIK 1388430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common	October 19, 2012
Common Stock, $.0001 par value per share	19,295,359 shares

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

 CAI INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(UNAUDITED)

	September 30,	December 31,
	2012	2011
Assets
Current assets
Cash	$15,211	$14,078
Accounts receivable (owned fleet), net of allowance for doubtful accounts of $681 and $819 at September 30, 2012 and December 31, 2011, respectively	30,421	26,381
Accounts receivable (managed fleet)	20,877	19,054
Current portion of direct finance leases	11,142	6,158
Prepaid expenses	9,385	7,079
Deferred tax assets	1,968	1,968
Other current assets	277	185
Total current assets	89,281	74,903
Restricted cash	-	599
Rental equipment, net of accumulated depreciation of $135,550 and $109,336 at September 30, 2012 and December 31, 2011, respectively	1,120,139	841,847
Net investment in direct finance leases	72,809	31,591
Furniture, fixtures and equipment, net of accumulated depreciation of $1,210 and $1,006 at September 30, 2012 and December 31, 2011, respectively	1,979	2,095
Intangible assets, net of accumulated amortization of $7,189 and $6,519at September 30, 2012 and December 31, 2011, respectively	1,650	2,333
Total assets	$1,285,858	$953,368

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$5,848	$3,536
Accrued expenses and other current liabilities	9,253	5,761
Due to container investors	20,779	20,113
Unearned revenue	8,630	6,786
Current portion of debt	39,387	25,764
Current portion of capital lease obligations	2,624	3,792
Rental equipment payable	56,867	13,301
Total current liabilities	143,388	79,053
Debt	825,687	575,014
Deferred income tax liability	33,934	33,816
Capital lease obligations	5,385	16,480
Income taxes payable	269	269
Total liabilities	1,008,663	704,632

Stockholders' equity
Common stock: par value $.0001 per share; authorized 84,000,000 shares; issued and outstanding 19,295,359 shares at September 30, 2012 and December 31, 2011, respectively	2	2
Additional paid-in capital	129,180	128,183
Accumulated other comprehensive loss	(3,273)	(3,381)
Retained earnings	151,286	105,232
Total CAI stockholders' equity	277,195	230,036
Non-controlling interest	-	18,700
Total stockholders' equity	277,195	248,736
Total liabilities and stockholders' equity	$1,285,858	$953,368

See accompanying notes to unaudited consolidated financial statements.

Index

CAI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue
Rental revenue	$40,473	$27,593	$108,061	$74,689
Management fee revenue	2,492	3,065	9,699	9,855
Gain on sale of container portfolios	-	682	1,256	2,345
Finance lease income	1,974	1,622	5,055	2,574
Total revenue	44,939	32,962	124,071	89,463

Operating expenses
Depreciation of rental equipment	12,495	8,544	34,206	22,726
Amortization of intangible assets	224	339	676	1,025
Gain on disposition of used rental equipment	(2,491)	(3,751)	(8,811)	(10,151)
Storage, handling and other expenses	2,197	1,064	5,965	3,519
Marketing, general and administrative expenses	6,275	5,317	18,610	15,436
Loss (gain) on foreign exchange	193	(239)	125	(216)
Total operating expenses	18,893	11,274	50,771	32,339

Operating income	26,046	21,688	73,300	57,124

Interest expense	7,179	4,300	19,435	10,803
Interest income	(1)	(2)	(8)	(6)
Net interest expense	7,178	4,298	19,427	10,797

Net income before income taxes and non-controlling interest	18,868	17,390	53,873	46,327
Income tax expense	2,102	3,585	7,003	8,436

Net income	16,766	13,805	46,870	37,891
Net income attributable to non-controlling interest	(238)	(183)	(816)	(593)
Net income attributable to CAI common stockholders	$16,528	$13,622	$46,054	$37,298

Net income per share attributable to CAI common stockholders
Basic	$0.86	$0.71	$2.39	$1.93
Diluted	$0.84	$0.70	$2.33	$1.89

Weighted average shares outstanding
Basic	19,295	19,295	19,295	19,295
Diluted	19,764	19,581	19,730	19,727

See accompanying notes to unaudited consolidated financial statements.

Index

CAI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$16,766	$13,805	$46,870	$37,891
Other comprehensive income, net of tax:
Foreign currency translation adjustments	642	(1,189)	108	541
Comprehensive income	17,408	12,616	46,978	38,432
Comprehensive income attributable to non-controlling interest	(238)	(183)	(816)	(593)
Comprehensive income attributable to CAI common stockholders	$17,170	$12,433	$46,162	$37,839

See accompanying notes to unaudited consolidated financial statements.

Index

CAI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net income	$46,870	$37,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	34,570	23,064
Amortization of debt issuance costs	1,887	959
Amortization of intangible assets	676	1,025
Stock-based compensation expense	948	895
Loss (gain) on foreign exchange	476	(513)
Gain on sale of container portfolios	(1,256)	(2,345)
Gain on disposition of used rental equipment	(8,811)	(10,151)
Deferred income taxes	118	597
Bad debt expense (recovery)	101	(895)
Changes in other operating assets and liabilities:
Accounts receivable	(10,253)	(1,657)
Prepaid expenses and other assets	(1,493)	1,038
Accounts payable, accrued expenses and other current liabilities	9,669	1,364
Due to container investors	666	(472)
Unearned revenue	1,850	953
Net cash provided by operating activities	76,018	51,753
Cash flows from investing activities
Purchase of rental equipment	(357,505)	(386,275)
Net proceeds from sale of container portfolios	10,320	24,886
Net proceeds from disposition of used rental equipment	35,777	23,426
Purchase of furniture, fixtures and equipment	(247)	(107)
Receipt of principal payments from direct financing leases	6,226	4,447
Net cash used in investing activities	(305,429)	(333,623)
Cash flows from financing activities
Stock issuance costs	-	(139)
Proceeds from debt	600,381	338,300
Principal payments on debt	(348,285)	(56,270)
Repurchase of noncontrolling interest	(19,467)	-
Debt issuance costs	(2,792)	(1,499)
Decrease in restricted cash	599	-
Net cash provided by financing activities	230,436	280,392
Effect on cash of foreign currency translation	108	234
Net increase (decrease) in cash	1,133	(1,244)
Cash at beginning of the period	14,078	14,393
Cash at end of the period	$15,211	$13,149

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$2,284	$5,599
Interest	17,465	8,051
Supplemental disclosure of non-cash investing and financing activity
Transfer of container rental equipment to direct finance lease	52,388	27,295
Payment of revolving credit facility from term loan	20,000	-

See accompanying notes to unaudited consolidated financial statements.

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	The Company and Nature of Operations

Organization

CAI International, Inc. and its subsidiaries (collectively, CAI or the Company) operates primarily in the international intermodal marine cargo container leasing business. The Company also owns a fleet of railcars, which it leases in North America. The Company generates revenue from two reportable segments: equipment leasing and container management. The equipment leasing segment specializes primarily in the ownership and leasing of intermodal containers, while the container management segment manages containers for container investors. The Company leases its containers principally to international container shipping lines located throughout the world. The Company sells containers primarily to investor groups and provides management services to those investors in return for a management fee.

The Company’s common stock is traded on the New York Stock Exchange under the symbol “CAP”. The Company’s corporate headquarters are located in San Francisco, California.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the financial statements of the Company and its subsidiaries. All intercompany transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position as of September 30, 2012 and December 31, 2011, the Company’s results of operations for the three and nine months ended September 30, 2012 and 2011 and the Company’s cash flows for the nine months ended September 30, 2012 and 2011.  The results of operations and cash flows for the periods presented are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2012 or in any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The accompanying unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 8, 2012.

(2)	Accounting Policies and Recent Accounting Pronouncements

(a)	Accounting Policies

The Company depreciates its rental equipment over its estimated useful life to its estimated fixed residual value using the straight line method of depreciation. During the three months ended March 31, 2012, the Company completed a review of historical disposal experience relating to its fleet of container equipment and concluded that the estimated residual values and depreciable lives used in its depreciation calculations should be amended effective January 1, 2012. The following table shows the current and prior residual values and depreciable lives that the Company adopted for each type of equipment:

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

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The residual values, which range from $1,000 to $3,500, and depreciable lives, of between 12.5 years and 15 years, for other specialized containers remain unchanged.

The above changes reduced the Company’s depreciation expense and increased pre-tax income by approximately $2.1 million and $5.8 million, increased net income by approximately $1.9 million and $5.0 million, and increased diluted earnings per share by $0.10 and $0.25 for the three and nine months ended September 30, 2012, respectively.

 Railcar equipment is depreciated over its estimated useful life of between 40 and 43 years, to its estimated residual value using the straight-line method.

There were no other changes to the Company’s accounting policies during the nine months ended September 30, 2012. See Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 8, 2012.

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

(3)	Consolidation of Variable Interest Entities as a Non-Controlling Interest

The Company regularly performs a review of its container fund arrangements with investors to determine whether a fund is a variable interest entity (VIE) and whether the Company has a variable interest that provides it with a controlling financial interest and is the primary beneficiary of the VIE in accordance with Accounting Standards Codification (ASC) 810, Consolidation.  If the fund is determined to be a VIE, a further analysis is performed to determine if the Company is a primary beneficiary of the VIE and meets both of the following criteria under Paragraph 14A of ASC 810:

●	It has power to direct the activities of a VIE that most significantly impact the entity’s economic performance; and

●	It has the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

If in the Company’s judgment both of the above criteria are met, the VIE’s financial statements are included in the Company’s consolidated financial statements as required under ASC 810. The equity attributable to the VIE is shown as a non-controlling interest on the Company’s consolidated balance sheets and the after tax result attributable to its operations is shown as a net income or loss attributable to non-controlling interest on the Company’s consolidated statements of income.

The Company currently enters into two types of container fund arrangements with investors which are reviewed under ASC 810. These arrangements include container funds that the Company manages for investors and container funds that have entered into financing arrangements with investors. Included among several of the funds that the Company manages, and all of the funds under financing arrangements, are Japanese container funds that were established by a related party under separate investment agreements allowed under Japanese commercial laws (see Note 11). Each of the funds is financed by unrelated Japanese third party investors.

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Managed Container Funds

All container funds under management by the Company are considered VIEs because as manager of the funds, the Company has the power to direct the activities that most significantly impact the entity’s economic performance including the leasing and managing of containers owned by the funds. With the exception of two specific Japanese funds established in September 2010, the fees earned for arranging, managing and establishing the funds are not significant to the expected returns of the funds so the Company does not have a variable interest in the funds. The rights to receive benefits and obligations to absorb losses that could potentially be significant to the funds belong to the third party investors, so the Company concluded that it is not the primary beneficiary of the funds. With the exception of the sale of containers to the two Japanese funds established in September 2010, the Company recognizes gain on sale of containers to the unconsolidated VIEs as sales in the ordinary course of business. No containers were sold to the Japanese VIEs during the three months ended September 30, 2012.  For the nine months ended September 30, 2012, the Company sold $10.3 million of container portfolios to the Japanese VIEs and recognized gains of $1.3 million. For the three and nine months ended September 30, 2011, the Company sold $12.2 million and $24.9 million, respectively, of container portfolios and recognized gains on sale of $0.7 million and $2.3 million, respectively.

In September 2010, the Company transferred approximately $16.0 million of containers to two specific Japanese funds that are considered VIEs. The terms of the transaction included options for the Company to purchase the containers from the funds at a fixed price. As a result of the residual interest resulting from the fixed price call option, the Company concluded that it may absorb a significant amount of the variability associated with the funds’ anticipated economic performance and as a result the Company has a variable interest in the funds. As the Company had the power to direct the activities that most significantly impact the economic performance of the VIEs and the variable interest provides the Company with the right to receive benefits from the entity that could potentially be significant to the funds, the Company determined that it is the primary beneficiary of these two specific VIEs and included the VIEs’ assets and liabilities, results of operations and cash flows in the Company’s consolidated financial statements.  The container equipment, cash held by the container funds and net investment in direct finance leases, were included on the Company’s consolidated balance sheet with the offsetting equity related to the funds presented separately as non-controlling interest.

During the three months ended September 30, 2012, the Company terminated its management agreements with the two Japanese VIEs and purchased all the container equipment legally owned by them. As the Company previously consolidated these two Japanese VIEs, the purchase of the containers was considered a repurchase of the non-controlling interest for accounting purposes. The company paid cash of $15.3 million and contributed cash and other assets from the two Japanese VIEs of $4.2 million in consideration for the non-controlling interest of $19.5 million.   No gain or loss was recognized by the Company upon the repurchase of the non-controlling interest and subsequent deconsolidation of the two Japanese VIEs.   The results of the VIEs’ operations have been included in the Company’s consolidated statements of income until the date of deconsolidation.  Net income of $0.2 million for each of the three months ended September 30, 2012 and 2011 and $0.8 million and $0.6 million for the nine months ended September 30, 2012 and 2011, respectively, attributable to the two Japanese funds is presented as net income attributable to non-controlling interest in the Company’s consolidated statements of income for the three and nine months ended September 30, 2012 and 2011.

Collateralized Financing Obligations

In November 2011, June 2012 and September 2012, the Company transferred container portfolios to Japanese investor funds while concurrently entering into lease agreements for the same containers, under which the Company will lease the containers back from the Japanese investors.  In accordance with ASC 840, Sale-Leaseback Transactions, the Company concluded these were financing transactions under which sale-leaseback accounting was not applicable.

The container funds under financing arrangements are considered VIEs under ASC 810 because as lessee of the funds, the Company has the power to direct the activities that most significantly impact each entity’s economic performance including the leasing and managing of containers owned by the funds. The terms of the transactions include options for the Company to purchase the containers from the funds at a fixed price. As a result of the residual interest resulting from the fixed price call option, the Company concluded that it may absorb a significant amount of the variability associated with the funds’ anticipated economic performance and as a result the Company has a variable interest in the funds. As the Company has the power to direct the activities that most significantly impact the economic performance of the VIEs and the variable interest provides the Company with the right to receive benefits from the entity that could potentially be significant to the funds, the Company determined that it is the primary beneficiary of these VIEs and included the VIEs’ assets and liabilities as of September 30, 2012 and December 31, 2011, the results of the VIE’s operations for the three and nine months ended September 30, 2012, and the cash flows of the VIEs for the nine months ended September 30, 2012 in the Company’s consolidated financial statements.

The Company recorded the $53.4 million investment received from the third party Japanese investors as collateralized financing obligations in the debt section of the Company’s consolidated balance sheet as of September 30, 2012.  As of December 31, 2011, the debt related to the collateralized financing obligations was included in capital lease obligations in the accompanying balance sheet.  See Note 6(e). No gain or loss was recognized by the Company on the initial consolidation of the VIEs.

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4)	Net Investment in Direct Finance Leases

The following table represents the components of the Company’s net investment in finance leases (in thousands):

	September 30, 2012	December 31, 2011
Gross finance lease receivables (1)	$112,684	$52,673
Unearned income (2)	(28,733)	(14,924)
Net investment in finance leases	$83,951	$37,749

(1)
At the inception of the lease, the Company records the total minimum lease payments, executory costs, if any, and unguaranteed residual value as gross finance lease receivables. The gross finance lease receivable is reduced as customer payments are received.  Approximately $7.7 million and $6.3 million of unguaranteed residual value at September 30, 2012 and December 31, 2011, respectively, were included in gross finance lease receivables. There were no executory costs included in gross finance lease receivables as of September 30, 2012 and December 31, 2011.

(2)
The difference between the gross finance lease receivable and the cost of the equipment or carrying amount at the lease inception is recorded as unearned income. Unearned income together with initial direct costs, are amortized to income over the lease term so as to produce a constant periodic rate of return. There were no unamortized initial direct costs as of September 30, 2012 and December 31, 2011.

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

Tier 3— Customers in this category exhibit volatility in payments on a regular basis.

Based on the above categories, the Company’s gross finance lease receivables were as follows (in thousands):

	September 30, 2012	December 31, 2011
Tier 1	$94,884	$31,017
Tier 2	17,800	21,656
Tier 3	—	—
	$112,684	$52,673

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

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Contractual maturities of the Company's gross finance lease receivables subsequent to September 30, 2012 are as follows (in thousands):

2012	$18,535
2013	16,594
2014	19,844
2015	16,157
2016	12,347
2017 and thereafter	29,207
$112,684

(5)	Intangible Assets

The Company amortizes intangible assets on a straight line basis over their estimated useful lives as follows:

Trademarks	1-10 years
Contracts – third party	7 years
Contracts – owned equipment	5-7 years

Total amortization expense was $0.2 million and $0.3 million for the three months ended September 30, 2012 and 2011, respectively, and $0.7 million and $1.0 million for the nine months ended September 30, 2012 and 2011, respectively.

Intangible assets as of September 30, 2012 and December 31, 2011 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2012
Trademarks	$1,278	$(799)	$479
Contracts- third party	3,650	(3,129)	521
Contracts- owned equipment	3,911	(3,261)	650
	$8,839	$(7,189)	$1,650
December 31, 2011
Trademarks	$1,278	$(702)	$576
Contracts- third party	3,650	(2,738)	912
Contracts- owned equipment	3,924	(3,079)	845
	$8,852	$(6,519)	$2,333

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)	Debt and Capital Lease Obligations

Debt

Details of the Company’s debt as of September 30, 2012 and December 31, 2011 were as follows (dollars in thousands):

		September 30, 2012			December 31, 2011
		Outstanding		Average	Outstanding		Average	Agreement
Reference		Current	Long-term	Interest	Current	Long-term	Interest	Terminates

(a)(i)	Revolving credit facility	$-	$321,000	3.0%	$-	$261,000	3.0%	September 2014
(a)(ii)	Revolving credit facility - Rail	-	39,269	2.5%	-	-	-	June 2015
(b)(i)	Term loan	800	6,800	2.8%	800	7,400	2.8%	July 2014
(b)(ii)	Term loan	24,964	236,891	3.4%	24,964	255,614	3.5%	December 2016
(b)(iii)	Term loan	5,383	73,567	2.7%	-	-	-	April 2017
(c)	Senior secured notes	8,240	94,760	4.9%	-	-	-	September 2022
(d)	Asset backed warehouse facility	-	-	-	-	51,000	2.8%	September 2023
(e)	Collateralized financing obligations	-	53,400	1.1%	-	-	-	November 2016

	Total Debt	$39,387	$825,687		$25,764	$575,014

The Company's term loans, senior secured notes, asset backed warehouse facility and collateralized financing obligations are secured by specific pools of rental equipment and other assets owned by the Company, the underlying leases thereon and the Company’s interest in any money received under such contracts. The agreements relating to all of the Company’s debt contain various financial and other covenants. As of September 30, 2012, the Company was in compliance with all of its debt covenants.

(a)	Revolving Credit Facilities

Revolving credit facilities consist of the following:

(i) The Company has a revolving line of credit agreement with a consortium of banks to finance the acquisition of container rental equipment and for general working capital purposes. As of September 30, 2012, the maximum commitment under the revolving line of credit was $495.0 million. The Company’s revolving credit facility may be increased up to a maximum of $675.0 million without lender approval so long as no default or event of default exists either before or immediately after giving effect to the increase. In addition, there is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to the Company. These credit commitments are part of, and not in addition to, the total commitment provided under the agreement. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the revolving credit agreement.  In addition to various financial and other covenants, the Company’s revolving line of credit also includes certain restrictions on the Company’s ability to incur other indebtedness or pay dividends to stockholders.  As of September 30, 2012, the Company was in compliance with the terms of the revolving credit facility.

As of September 30, 2012, the Company had $173.9 million in availability under the revolving credit facility (net of $0.1 million in letters of credit) subject to its ability to meet the collateral requirements under the agreement governing the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

The Company’s revolving credit facility, including any amounts drawn on the facility, is secured by substantially all of the assets of the Company (not otherwise used as security for its other credit facilities) including the containers owned by the Company, the underlying leases thereon and the Company’s interest in any money received under such contracts.

(ii)  On June 7, 2012, CAI and CAI Rail Inc. (CAI Rail), a wholly-owned subsidiary of the Company, entered into a revolving credit agreement with a consortium of banks to finance the acquisition of railcars.  As of September 30, 2012, the maximum credit commitment under the revolving line of credit was $85.0 million.

Borrowings under the credit facility bear interest at a variable rate. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the revolving credit agreement.  For domestic base rate loans, the interest rate is equal to the highest of (i) the daily federal funds open rate as published by the Federal Reserve Bank of New York and (ii) the administrative agent’s published “Reference Rate”, in each case plus a margin ranging from 1.50% to 2.25% based on certain conditions.

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of September 30, 2012, CAI Rail had $45.7 million in availability under the revolving credit facility, subject to its ability to meet the collateral requirements under the agreement governing the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

CAI Rail’s revolving credit facility, including any amounts drawn on the facility, is secured by all of the assets of CAI Rail and is guaranteed by the Company.

(b)	Term Loans

Term loans consist of the following:

(i) On August 20, 2009, the Company signed a $10.0 million five-year loan agreement with the Development Bank of Japan (DBJ). The loan is payable in 19 quarterly installments of $0.2 million starting October 31, 2009 and a final payment of $6.2 million on July 31, 2014. The loan bears a variable interest rate based on LIBOR. As of September 30, 2012, the loan had a balance of $7.6 million.

(ii) On December 20, 2010, the Company entered into a term loan agreement with a consortium of banks. Under this loan agreement, the Company was eligible to borrow up to $300.0 million, subject to certain borrowing conditions, which amount is secured by certain assets of the Company’s wholly-owned foreign subsidiaries.  The loan agreement is an amortizing facility with a term of six years.  Quarterly payments of principal for the $185.0 million initially borrowed are $3.7 million each (i.e. 2.0% of the drawn amount) for the first 23 quarterly payment dates with a final payment of $99.9 million (54.0% of the drawn amount) due on December 20, 2016.  The quarterly payments of principal on the additional draw downs (each determined separately) are an amount equal to the product of (x) the quotient obtained by dividing 46.0% by the number of remaining scheduled principal payment dates as of the drawdown date and (y) the initial principal balance of such term loan, with a final payment due on December 20, 2016 of 54.0% of the initial principal balance of such term loan. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the term loan agreement. The loan bears a variable interest rate based on LIBOR for Eurodollar loans, and Base Rate for base rate loans.  The Base Rate is defined as the highest of (i) the federal funds rate plus 1/2 of 1.0%, (ii) the prime rate (as published in The Wall Street Journal), and (iii) the Eurodollar rate (for three-month loans) plus 1.0%. The proceeds from this borrowing were used to pay down part of the Company’s borrowings under the revolving credit facility. As of September 30, 2012, the loan had a balance of $261.9 million.

(iii) On April 11, 2012, the Company entered into a term loan agreement with a consortium of banks. The agreement provides for a five year term loan of up to $60.0 million, subject to certain borrowing conditions, which amount is secured by certain assets of the Company. On June 15, 2012, the maximum commitment under the term loan was increased to $80.0 million. The commitment under the loan may be increased to a maximum of $200.0 million under certain conditions described in the agreement. The outstanding principal amounts under the term loan bear interest at the rate of LIBOR plus 2.5%, amortized quarterly, and require quarterly payments equal to 1.75% multiplied by the outstanding principal amount at such time. The facility contains various financial and other covenants. The full $80.0 million has been drawn and was primarily used to repay outstanding amounts under the revolving credit facility. All unpaid amounts then outstanding are due and payable on April 11, 2017.  As of September 30, 2012, the loan had a balance of $79.0 million.

(c)	Senior Secured Notes

On September 13, 2012, Container Applications Limited (CAL), a wholly-owned subsidiary of the Company, entered into a Note Purchase Agreement with certain institutional investors, pursuant to which CAL issued $103.0 million of its 4.90% Senior Secured Notes due September 13, 2022 (the Notes) to the investors. The Notes are guaranteed by the Company and secured by certain assets of CAL and the Company.

The Notes bear interest at 4.9% per annum, due and payable semiannually on March 13 and September 13 of each year, commencing on March 13, 2013.  In addition, CAL is required to make certain principal payments on March 13 and September 13 of each year, commencing on March 13, 2013.  Any unpaid principal and interest is due and payable on September 13, 2022.  The Note Purchase Agreement provides that CAL may prepay at any time all or any part of the Notes in an amount not less than 10% of the aggregate principal amount of the Notes then outstanding.

The proceeds from the note were used to repay the Company’s asset backed warehouse credit facility of $100.0 million (see Note 6(d)) and the remaining $3.0 million was used for working capital purposes.  As of September 30, 2012, the Notes had a balance of $103.0 million.

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(d)	Asset-Backed Warehouse Facility

On September 9, 2011, the Company, through its wholly-owned indirect subsidiary, CAL Funding I Limited, entered into a credit facility for $100.0 million of asset-backed warehouse notes. The Company borrowed $51.0 million under the facility during 2011, and an additional $49.0 million during the first quarter of 2012. The Company repaid the $100.0 million balance of the asset-backed warehouse facility on September 13, 2012 when it entered into a Note Purchase Agreement for $103.0 million with certain institutional investors (see Note 6(c) above).

(e)	Collateralized Financing Obligations

As of September 30, 2012, the Company had collateralized financing obligations of $53.4 million (see Note 3). As of December 31, 2011, the debt related to the collateralized financing obligations was included in capital lease obligations in the accompanying balance sheet. The obligations had an average interest rate of 1.1% as of September 30, 2012 with maturity dates between June 2014 and November 2016. The debt is secured by a pool of containers covered under the financing arrangements.

Capital Lease Obligations

As of September 30, 2012, the Company had capital lease obligations of $8.0 million. The underlying obligations are denominated in U.S. Dollars and Euros at floating interest rates averaging 3.0% as of September 30, 2012 with maturity dates between October 2012 and June 2019. The loan is secured by containers covered by the lease obligations.

(7)	Stock–Based Compensation Plan

The following table summarizes the activity in the Company’s stock option plan for the nine months ended September 30, 2012 and 2011:

	Nine months Ended September 30,
	2012		2011
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at January 1	1,192,680	$12.89	972,680	$10.32
Options granted - employees	111,000	$17.77	180,000	$24.82
Options forfeited- employees	(8,000)	$17.77	-	-
Options granted - directors	40,000	$17.77	40,000	$21.62

Options outstanding at September 30	1,335,680	$13.41	1,192,680	$12.89
Options exercisable	991,430	$12.11	775,805	$11.52
Weighted average remaining term	6.0 years		7.3 years

Stock options granted to employees have a vesting period of four years from grant date, with 25% vesting after one year, and 1/48th vesting each month thereafter until fully vested. Stock options granted to independent directors vest in one year. The estimated fair value of stock options granted to employees during the nine months ended September 30, 2012 and 2011 was $0.9 million, or $8.46 per option share, and $2.2 million, or $12.44 per option share, respectively. The options granted to the independent directors during the nine months ended September 30, 2012 and 2011 were valued at $0.3 million, or $8.09 per option share, and $0.4 million, or $10.22 per option share, respectively.

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair value of the stock options granted to the Company’s employees and independent directors was estimated using the Black-Scholes-Merton pricing model using the following weighted average assumption:

	Nine Months Ended September 30,
	2012	2011
Stock price	$17.77	$24.24
Exercise price	$17.77	$24.24
Expected term:
Employees	6.25 years	6.25 years
Directors	5.5 years	5.5 years
Expected volatility:
Employees	49.5%	50.2%
Directors	50.2%	50.8%
Dividend yield	0%	0%
Risk free rate	0.75%	1.89%

As the Company has insufficient historical data, the expected option term is calculated using the simplified method in accordance with SEC guidance. In the absence of sufficient historical data, 50% of the assumed volatility factor used in the calculation was derived from the average volatility of common shares for similar companies over a period approximating the expected term of the options. The remaining 50% of the assumed volatility factor was derived from the average volatility of the Company’s common shares since their initial public offering in 2007.  The risk-free rate is based on daily U.S. Treasury yield curve with a term approximating the expected term of the option. No forfeiture was estimated on all options granted during the nine months ended September 30, 2012 and 2011 as management believes that the impact of grantees leaving the Company within the option vesting period will be insignificant.

The Company recorded stock-based compensation expense of $0.3 million in both the three months ended September 30, 2012 and 2011, and $0.9 million in both the nine months ended September 30, 2012 and 2011.  As of September 30, 2012, the remaining unamortized stock-based compensation cost relating to stock options granted to the Company’s employees was approximately $2.4 million which is to be recognized over the remaining weighted average vesting period of approximately 2.8 years. Unamortized stock-based compensation cost relating to independent directors’ options as of September 30, 2012 was approximately $0.2 million which is to be recognized over a remaining weighted average vesting period of approximately 8 months. The aggregate intrinsic value of all options outstanding as of September 30, 2012 was $10.3 million based on the closing price of the Company’s common stock of $20.52 per share on September 28, 2012, the last trading day of the quarter.

Stock-based compensation expense is recorded as a component of marketing, general and administrative expense in the Company’s consolidated statements of income.

(8)	Income Taxes

The consolidated income tax expense for the three and nine months ended September 30, 2012 and 2011 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2012 and 2011, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes and the effect of certain permanent differences.

The Company’s effective tax rates for the three and nine months ended September 30, 2012 were 11.1% and 13.0%, respectively, compared to 20.6% and 18.2%, for the three and nine months ended September 30, 2011, respectively. Movements in the effective tax rates are due primarily to changes in the proportion of the Company’s U.S. and overseas earnings.

The Company recognizes in the financial statements a liability for tax uncertainty if it is more likely than not that the position will not be sustained on audit, based on the technical merits of the position. As of September 30, 2012, the Company had unrecognized tax benefits of $0.2 million, which if recognized, would reduce the Company’s effective tax rate. Total accrued interest relating to unrecognized tax benefits was less than $0.1 million as of September 30, 2012. The Company does not believe the total amount of unrecognized tax benefits as of September 30, 2012 will increase or decrease significantly for the remainder of 2012.

In June 2012, the Company received notification from the IRS that the 2008 and 2009 U.S. tax returns have been selected for examination.

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(9)	Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s collateralized financing obligations of $53.4 million and capital lease obligations of $8.0 million as of September 30, 2012 were estimated to have a fair value of approximately $50.3 million and $7.7 million, respectively, based on the fair value of estimated future payments calculated using the prevailing interest rates. The fair value of these financial instruments would be categorized as Level 3 of the fair value hierarchy.  Management believes that the balances of the Company’s revolving credit facilities of $360.3 million, term loans totaling $348.4 million, senior secured notes of $103.0 million and net investment in direct finance leases of $84.0 million approximate their fair values as of September 30, 2012. The fair value of these financial instruments would be categorized as Level 3 of the fair value hierarchy.

(10)	Commitments and Contingencies

In addition to its debt obligations described in Note 6 above, the Company had commitments to purchase approximately $6.7 million of container equipment as of September 30, 2012. The Company also utilizes certain office facilities and equipment under long-term non-cancellable operating lease agreements with total future minimum lease payments of approximately $5.9 million as of September 30, 2012.

(11)	Related Party Transactions

The Company has transferred legal ownership of certain containers to Japanese container funds which were established by Japan Investment Adviser Co., Ltd. (JIA) and CAIJ, Inc. (CAIJ). CAIJ is an 80%-owned subsidiary of CAI with the remaining 20% owned by JIA. JIA is owned and controlled by a Managing Director of CAIJ.  Prior to the transfer of containers from the Company, the container funds received contributions from unrelated Japanese investors, under separate Japanese investment agreements allowed under Japanese commercial laws. The contributions were used to purchase container equipment from the Company. Under the terms of the agreements, the CAI-related Japanese entities manage the activities of certain Japanese entities but may outsource the whole or part of each operation to a third party. Pursuant to its services agreements with investors, the Japanese container funds have outsourced the general management of their operations to CAIJ. The Japanese container funds have also entered into equipment management service agreements and financing arrangements whereby the Company manages the leasing activity of containers owned by the Japanese container funds.

As described in Note 3, the Japanese managed container funds and financing arrangements are considered VIEs. However, with the exception of two specific Japanese funds and the financing arrangements described in Note 3, the Company does not consider its interest in the managed Japanese container funds to be a variable interest. As such, the Company did not consolidate the assets and liabilities, results of operations or cash flows in its consolidated financial statements.  The sale of containers to the unconsolidated Japanese VIEs has been recorded on the Company’s books as a sale in the ordinary course of business.

As described in Note 3, the Company has included in its consolidated financial statements, the assets and liabilities, results of operations, and cash flows of the financing arrangements, in accordance with ASC 810. The Company has also included the results of operations and cash flows of the two specific Japanese container funds up to the date of their deconsolidation, in accordance with ASC 810.

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

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MG&A expenses are allocated to each segment based on either revenue or the number of TEUs in each segment, depending on the function of the department which incurred the expense, after directly assigning MG&A expenses relating to CAI Consent Sweden AB (Consent) and CAI Rail to the equipment leasing segment and MG&A expenses relating to CAIJ and CAI Deutschland GmbH to the container management segment.

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

The following tables show condensed segment information for the Company’s equipment leasing and container management segments for the three and nine months ended September 30, 2012 and 2011, reconciled to the Company’s net income before income taxes and non-controlling interest as shown in its consolidated statements of income for such periods (in thousands):

	Three Months Ended September 30, 2012
	Equipment Leasing	Container Management	Unallocated	Total

Revenue	$42,447	$2,492	$-	$44,939
Operating expenses	17,493	1,400	-	18,893
Operating income	24,954	1,092	-	26,046
Net interest expense	7,179	-	(1)	7,178
Net income before income taxes and non-controlling interest	$17,775	$1,092	$1	$18,868
Total Assets	$1,264,242	$21,616	$-	$1,285,858

	Three Months Ended September 30, 2011
	Equipment Leasing	Container Management	Unallocated	Total
Revenue	$29,215	$3,747	$-	$32,962
Operating expenses	8,999	2,275	-	11,274
Operating income	20,216	1,472	-	21,688
Net interest expense	4,300	-	(2)	4,298
Net income before income taxes and non-controlling interest	$15,916	$1,472	$2	$17,390
Total Assets	$879,443	$21,206	$-	$900,649

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Nine Months Ended September 30, 2012
	Equipment Leasing	Container Management	Unallocated	Total
Revenue	$113,116	$10,955	$-	$124,071
Operating expenses	45,207	5,564	-	50,771
Operating income	67,909	5,391	-	73,300
Net interest expense	19,435	-	(8)	19,427
Net income before income taxes and non-controlling interest	$48,474	$5,391	$8	$53,873

	Nine Months Ended September 30, 2011
	Equipment Leasing	Container Management	Unallocated	Total
Revenue	$77,263	$12,200	$-	$89,463
Operating expenses	25,722	6,617	-	32,339
Operating income	51,541	5,583	-	57,124
Net interest expense	10,803	-	(6)	10,797
Net income before income taxes and non-controlling interest	$40,738	$5,583	$6	$46,327

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

The Company’s railcars, with a net book value of $50.2 million as of September 30, 2012, are used primarily to transport cargo within the United States.

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

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the reconciliation of basic and diluted net income per share for the three and nine months ended September 30, 2012 and 2011 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator
Net income attributable to CAI common stockholders used in calculation of basic and diluted earnings per share	$16,528	$13,622	$46,054	$37,298

Denominator
Weighted average shares used in the calculation of basic earnings per share	19,295	19,295	19,295	19,295
Effect of dilutive securities	469	286	435	432
Weighted average shares used in the calculation of diluted earnings per share	19,764	19,581	19,730	19,727

Net income per share attributable to CAI common stockholders:
Basic	$0.86	$0.71	$2.39	$1.93
Diluted	$0.84	$0.70	$2.33	$1.89

The calculation of diluted earnings per share for the three and nine months ended September 30, 2012 excluded from the denominator 220,000 shares of stock options granted to employees and directors because their effect would have been anti-dilutive. The calculation of diluted earnings per share for the three and nine months ended September 30, 2011 excluded from the denominator 255,000 and 220,000, respectively, shares of stock options granted to employees and directors because their effect would have been anti-dilutive.

(14)	Subsequent Events

On October 18, 2012, CAL Funding II Limited, a wholly owned indirect subsidiary of CAI, issued $171.0 million of 3.47% fixed rate asset-backed notes (Notes).  Principal and interest on the Notes is payable monthly commencing on November 26, 2012, and the Notes mature in October 2027.  The proceeds from the Notes were used to repay part of the Company’s borrowings under its revolving credit facility.

On October 19, 2012, CAL completed the acquisition of approximately 71,000 TEUs of container assets for a net cost of $83.6 million from Dritte Schroeder Container Beteiligungsgesellschaft mbH & CO. KG and its affiliate, Schroeder Leasing GMBH & Co. KG.  Prior to the purchase, the Company managed these containers on behalf of the previous owners.

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

Overview

We are one of the world’s leading container and railcar leasing and management companies. We purchase equipment, which we lease primarily to container shipping lines and either retain as part of our owned fleet or sell to container investors for whom we then provide management services. In operating our fleet, we lease, re-lease and dispose of equipment and contract for the repair, repositioning and storage of equipment. As of September 30, 2012, our fleet comprised approximately 1,061,000 twenty-foot equivalent units (TEUs) of containers and 1,400 railcars.

The following table shows the composition of our fleet as of September 30, 2012 and 2011 and our average fleet utilization for the three and nine months ended September 30, 2012 and 2011:

	As of September 30,
	2012	2011

Owned fleet in TEUs	616,257	425,438
Managed fleet in TEUs	444,906	476,141
Total container fleet in TEUs	1,061,163	901,579

Owned railcar fleet in units	1,393	-

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Average container fleet utilization for the period	94.8%	98.1%	94.4%	98.0%

Average container fleet utilization reflects the average number of TEUs in our shipping container fleet on lease as a percentage of total TEUs available for lease. In calculating TEUs available for lease, we exclude units held for sale and units we have purchased that are held at the manufacturer.

We plan to increase the number of owned containers and railcars, as well as the number of managed containers in our fleet. During the nine months ended September 30, 2012, we paid $306.9 million to purchase additional containers and $50.6 million to purchase railcar equipment.  We plan to invest in additional containers and railcars in the future. Our investment in containers this year has included the purchase of container portfolios from our managed fleet. We believe those investments are beneficial, however, we believe it is important to maintain a balance between the size of our owned fleet and our managed fleet in order to have multiple sources of revenue and will consider future opportunities to expand our managed fleet.

Index

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The following table summarizes our operating results for the three months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended September 30,		Increase
	2012	2011	Amount	Percent

Total revenue	$44,939	$32,962	$11,977	36%
Operating expenses	18,893	11,274	7,619	68
Net income attributable to CAI common stockholders	16,528	13,622	2,906	21

Total revenue of $44.9 million for the three months ended September 30, 2012 increased $12.0 million, or 36%, from $33.0 million for the three months ended September 30, 2011, primarily due to a $12.9 million, or 47% increase in rental revenue. Operating expenses of $18.9 million for the three months ended September 30, 2012 increased $7.6 million, or 68%, from $11.3 million for the three months ended September 30, 2011, mainly as a result of a $4.0 million, or 46%, increase in depreciation expense, $1.3 million, or 34% decrease in gain on disposition of used rental equipment, and $1.0 million, or 18%, increase in marketing, general and administrative expenses (MG&A). Net interest expense of $7.2 million for the three months ended September 30, 2012 increased $2.9 million, or 67%, from $4.3 million for the three months ended September 30, 2011 due to the higher average debt balance. The increase in revenue was partially offset by the increase in operating expenses and net interest expense, and resulted in a $2.9 million, or 21%, increase in net income attributable to CAI common stockholders to $16.5 million for the three months ended September 30, 2012 compared to $13.6 million for the three months ended September 30, 2011.

Revenue. The following discussion explains the significant changes in the composition of our total revenue for the three months ended September 30, 2012 compared to the three months ended September 30, 2011:

Rental Revenue. Rental revenue increased $12.9 million, or 47%, to $40.5 million for the three months ended September 30, 2012, from $27.6 million for the three months ended September 30, 2011. This was primarily due to a $12.1 million increase in rental revenue driven by a 44% increase in the average number of TEUs of owned containers on lease and $1.4 million of revenue from the lease of railcars by our wholly-owned subsidiary, CAI Rail Inc. (CAI Rail).

 Gain on Sale of Container Portfolios. There was no gain on sale of container portfolios recognized for the three months ended September 30, 2012 as no containers were sold to investors during the period.  We sold $12.2 million of container equipment to investors and recognized a gain of $0.7 million for the three months ended September 30, 2011.

Management Fee Revenue. Management fee revenue for the three months ended September 30, 2012 was $2.5 million, a decrease of $0.6 million, or 19%, from $3.1 million for the three months ended September 30, 2011. The decrease was primarily due to a 13% reduction in the size of the on-lease managed container fleet.

Finance Lease Income. Finance lease income increased by $0.4 million, or 22%, to $2.0 million during the three months ended September 30, 2012, from $1.6 million during the three months ended September 30, 2011. The increase was primarily attributable to new finance lease contracts entered into since October 1, 2011.

Expenses.  The following discussion explains the significant changes in expenses for the three months ended September 30, 2012 compared to the three months ended September 30, 2011:

Depreciation of Rental Equipment. Depreciation of rental equipment increased by $4.0 million, or 46%, to $12.5 million for the three months ended September 30, 2012, from $8.5 million for the three months ended September 30, 2011. This increase was primarily attributable to a 46% increase in average TEUs of owned containers and the depreciation of our railcar fleet, partially offset by a $2.1 million reduction in depreciation expense resulting from the increase in residual values and useful lives of our containers effective January 1, 2012. This change increased net income attributable to CAI stockholders by approximately $1.9 million and increased diluted earnings per share by $0.10 for the three months ended September 30, 2012. We do not expect that the change in estimated residual values will have a material effect on the reported gain on disposition of equipment over the next several years since the equipment estimated to be sold during the coming years has already been substantially depreciated.  See Note 2(a) to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Index

Amortization of Intangible Assets.  Amortization of intangible assets decreased $0.1 million, or 34%, to $0.2 million for the three months ended September 30, 2012, from $0.3 million for the three months ended September 30, 2011. The decrease was due to certain intangible assets that became fully amortized during the third quarter of 2011.

Gain on Disposition of Used Rental Equipment. Gain on disposition of used rental equipment decreased by $1.3 million, or 34%, to $2.5 million for the three months ended September 30, 2012, from $3.8 million for the three months ended September 30, 2011. The decrease was due primarily to a 27% reduction in the volume of containers sold in the three months ended September 30, 2012, compared to the three months ended September 30, 2011.

Storage, Handling and Other Expenses. Storage, handling and other expenses increased by $1.1 million, or 107%, to $2.2 million for the three months ended September 30, 2012, from $1.1 million for the three months ended September 30, 2011. The increase was due to a 22% increase in the average number of off-lease containers resulting in more containers in storage, and an increase in repairs and maintenance charges associated with our fleet of railcars during the three months ended September 30, 2012.

Marketing, General and Administrative Expense. MG&A expense increased $1.0 million, or 18%, to $6.3 million for the three months ended September 30, 2012, from $5.3 million for the three months ended September 30, 2011. The increase was primarily due to higher employee related costs.

Gain on Foreign Exchange. We recognized a loss of $0.2 million on foreign exchange transactions for the three months ended September 30, 2012 compared to a gain of $0.2 million during the three months ended September 30, 2011. The loss is primarily due to the strengthening of the Euro against the U.S. Dollar.

Net Interest Expense. Net interest expense increased $2.9 million, or 67%, to $7.2 million for the three months ended September 30, 2012, from $4.3 million for the three months ended September 30, 2011. The increase in net interest expense was due primarily to an increase in the average principal balance of our debt.

Income Tax Expense. Income tax expense for the three months ended September 30, 2012 was $2.1 million, a decrease of $1.5 million, or 41%, from $3.6 million for the three months ended September 30, 2011. The effective tax rate for the three months ended September 30, 2012 was 11.1% compared to 20.6% for the three months ended September 30, 2011. The lower effective tax rate for the three months ended September 30, 2012 was due primarily to a higher proportion of pretax income being generated by our foreign operations where income tax rates are lower than in the U.S.

Segment Information

The following table summarizes our results of operations for each of our business segments for the three months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2012	2011	Amount	Percent Change
Equipment Leasing
Total revenue	$42,447	$29,215	$13,232	45%
Operating expenses	17,493	8,999	8,494	94
Interest expense	7,179	4,300	2,879	67
Net income before income taxes and non-controlling interest attributable to segment	$17,775	$15,916	$1,859
Container Management
Total revenue	$2,492	$3,747	$(1,255)	(33)
Operating expenses	1,400	2,275	(875)	(38)
Net income before income taxes and non-controlling interest attributable to segment	$1,092	$1,472	$(380)	(26)

Equipment Leasing. Total revenue from our equipment leasing segment increased $13.2 million, or 45%, to $42.4 million for the three months ended September 30, 2012 from $29.2 million for the three months ended September 30, 2011. This was primarily due to a 44% increase in the average number of TEUs of owned containers on lease and $1.4 million of revenue from the lease of railcars by CAI Rail.

Index

Total operating expenses for the equipment leasing segment for the three months ended September 30, 2012 increased $8.5 million, or 94%, to $17.5 million, from $9.0 million for the three months ended September 30, 2011. The increase was primarily attributable to a $4.0 million increase in depreciation expense resulting from the increase in the number of owned containers, a $1.3 million decrease in gain on disposition of used containers, and a $1.1 million increase in storage, handling and other expenses.

Interest expense for the three months ended September 30, 2012 increased $2.9 million, or 67%, to $7.2 million.  The increase in interest expense was primarily due to the increase in our average debt balance resulting from increased borrowing.

Container Management. Total revenue of $2.5 million from our container management segment for the three months ended September 30, 2012 was $1.3 million, or 33%, lower than the $3.7 million revenue for this segment for the three months ended September 30, 2011. The decrease was primarily due to a $0.6 million decrease in management fee revenue resulting from a reduction in the size of the on-lease managed container fleet, and a $0.7 million decrease in gain on sale of container portfolios as no containers were sold to investors in the three months ended September 30, 2012.

Total operating expenses for the container management segment decreased $0.9 million, or 38%, to $1.4 million for the three months ended September 30, 2012, from $2.3 million for the three months ended September 30, 2011, mainly as a result of lower MG&A expense allocated to the segment during the three-month period this year.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The following table summarizes our operating results for the nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Nine Months Ended September 30,		Increase
	2012	2011	Amount	Percent

Total revenue	$124,071	$89,463	$34,608	39%
Operating expenses	50,771	32,339	18,432	57
Net income attributable to CAI common stockholders	46,054	37,298	8,756	24

Total revenue of $124.1 million for the nine months ended September 30, 2012 increased $34.6 million, or 39%, from $89.5 million for the nine months ended September 30, 2011, primarily due to a $33.4 million, or 45%, increase in rental revenue and a $2.5 million, or 96.4%, increase in finance lease income, partly offset by a $1.1 million, or 46%, decrease in gain on sale of container portfolios.  Operating expenses of $50.8 million for the nine months ended September 30, 2012 increased $18.4 million, or 57%, from $32.3 million for the nine months ended September 30, 2011, mainly as a result of an $11.5 million, or 51%, increase in depreciation expense, a $3.2 million, or 21%, increase in MG&A expense, a $2.4 million, or 70%, increase in storage, handling and other expenses, and a $1.3 million, or 13%, decrease in gain on disposition of used rental equipment. Net interest expense increased $8.6 million, or 80%, to $19.4 million for the nine months ended September 30, 2012 compared to $10.8 million for the nine months ended September 30, 2011 due to a higher average debt balance. The increase in revenue was partially offset by the increase in operating expenses and net interest expense and resulted in an $8.8 million, or 24%, increase in net income attributable CAI common stockholders to $46.1 million for the nine months ended September 30, 2012 compared to $37.3 million for the same nine-month period in 2011.

Revenue. The following discussion explains the significant changes in the composition of our total revenue for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011:

Rental Revenue. Rental revenue increased $33.4 million, or 45%, to $108.1 million for the nine months ended September 30, 2012, from $74.7 million for the nine months ended September 30, 2011. This was primarily due to a $30.6 million increase in rental revenue attributable to a 41% increase in the average number of TEUs of owned containers on lease and $1.5 million of revenue from the lease of railcars by CAI Rail.

Management Fee Revenue. Management fee revenue for the nine months ended September 30, 2012 was $9.7 million, a decrease of $0.2 million, or 2%, from $9.9 million for the nine months ended September 30, 2011. The decrease was primarily due to an 11% reduction in the size of the on-lease managed container fleet, partially offset by an increase in arrangement fees earned by CAIJ, Inc. (CAIJ).

 Gain on Sale of Container Portfolios. Gain on sale of container portfolios decreased $1.1 million to $1.3 million for the nine months ended September 30, 2012, a 46% decrease from a gain of $2.3 million for the nine months ended September 30, 2011. The decrease was due primarily to fewer containers sold to investors during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Index

Finance Lease Income. Finance lease income increased by $2.5 million, or 96%, to $5.1 million during the nine months ended September 30, 2012, from $2.6 million during the nine months ended September 30, 2011. The increase was primarily attributable to new finance lease contracts entered into since October 1, 2011.

Expenses.  The following discussion explains the significant changes in expenses for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011:

Depreciation of Rental Equipment. Depreciation of rental equipment increased by $11.5 million, or 51%, to $34.2 million for the nine months ended September 30, 2012, from $22.7 million for the nine months ended September 30, 2011. This increase was primarily attributable to a 41% increase in average TEUs of owned containers and the addition of railcar equipment, partially offset by a $5.8 million reduction in depreciation expense resulting from the increase in residual values and useful life of our containers effective January 1, 2012. This change increased net income attributable to CAI stockholders by approximately $5.0 million and increased diluted earnings per share by $0.25 for the nine months ended September 30, 2012. We do not expect that the change in estimated residual values will have a material effect on the reported gain on disposition of equipment over the next several years since the equipment estimated to be sold during the coming years has already been substantially depreciated.  See Note 2(a) to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Amortization of Intangible Assets.  Amortization of intangible assets decreased $0.3 million, or 34%, to $0.7 million for the nine months ended September 30, 2012, from $1.0 million for the nine months ended September 30, 2011. The decrease was due to certain intangible assets that became fully amortized during the third quarter of 2011.

Gain on Disposition of Used Rental Equipment. Gain on sale of used rental equipment decreased $1.3 million to $8.8 million for the nine months ended September 30, 2012, a 13% decrease from a gain of $10.2 million for the nine months ended September 30, 2011. The decrease was due primarily to a 22% reduction in the volume of used containers sold in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, partially offset by higher margins on sales made in the nine months ended September 30, 2012.

Storage, Handling and Other Expenses. Storage, handling and other expenses increased by $2.5 million, or 70%, to $6.0 million for the nine months ended September 30, 2012, from $3.5 million for the nine months ended September 30, 2011. The decrease in utilization of our owned containers has resulted in more containers in storage during the nine months ended September 30, 2012 resulting in higher storage, handling, and other related charges. Additionally, we incurred increased repairs and maintenance costs relating to our railcars during the nine months ended September 30, 2012.

Marketing, General and Administrative Expense. MG&A expense increased by $3.2 million, or 21%, to $18.6 million for the nine months ended September 30, 2012, from $15.4 million for the nine months ended September 30, 2011. The increase was primarily due to higher personnel related costs, release of a $0.9 million bad debt reserve during the nine months ended September 30, 2011, and a $0.6 million increase in professional fees that were primarily associated with CAIJ’s investor transactions in the nine months ended September 30, 2012.

Net Interest Expense. Net interest expense of $19.4 million for the nine months ended September 30, 2012 increased $8.6 million, or 80%, from $10.8 million for the nine months ended September 30, 2011. The increase in net interest expense was due primarily to an increase in the average principal balance of our debt.

Income Tax Expense. Income tax expense of $7.0 million for the nine months ended September 30, 2012 decreased $1.4 million from $8.4 million for the nine months ended September 30, 2011. The effective tax rate for the nine months ended September 30, 2012 was 13.0% compared to an effective tax rate of 18.2% for the nine months ended September 30, 2011. The lower effective tax rate for the nine months ended September 30, 2012 was due primarily to a higher proportion of pretax income being generated by our foreign operations where income tax rates are lower than in the U.S.

Index

Segment Information

The following table summarizes our results of operations for each of our business segments for the nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2012	2011	Amount	Percent Change
Equipment Leasing
Total revenue	$113,116	$77,263	$35,853	46%
Operating expenses	45,207	25,722	19,485	76
Interest expense	19,435	10,803	8,632	80
Net income before income taxes and non-controlling interest attributable to segment	$48,474	$40,738	$7,736	19
Container Management
Total revenue	$10,955	$12,200	$(1,245)	(10)
Operating expenses	5,564	6,617	(1,053)	(16)
Net income before income taxes and non-controlling interest attributable to segment	$5,391	$5,583	$(192)	(3)

Equipment Leasing. Total revenue from our equipment leasing segment increased $35.8 million, or 46%, to $113.1 million for the nine months ended September 30, 2012 from $77.3 million for the nine months ended September 30, 2011. The increase was primarily due to a $33.4 million increase in rental revenue resulting from the increase in the average number of owned containers on lease, an increase in average per diem rental rates and revenues from CAI Rail.

Total operating expenses for the equipment leasing segment for the nine months ended September 30, 2012 increased $19.5 million, or 76%, to $45.2 million, from $25.7 million for the nine months ended September 30, 2011. The increase was primarily attributable to higher depreciation expense resulting from the increase in the number of owned containers, increase in storage, handling and other container related expenses as a result of a decrease in utilization, decrease in gain on sale of used container rental equipment and an increase in MG&A expense.

Interest expense for the nine months ended September 30, 2012 increased $8.6 million, or 80%, to $19.4 million compared to $10.8 million for the nine months ended September 30, 2011. The increase in interest expense was primarily due to the increase in our average debt balance as we continued to increase our borrowings to finance our acquisition of additional rental equipment.

Container Management. Total revenue of $11.0 million from our container management segment for the nine months ended September 30, 2012 decreased $1.2 million, or 10%, from $12.2 million for the nine months ended September 30, 2011, mainly as a result of decreases in management fee revenue and gain on sale of container portfolios.

Total operating expenses for the container management segment decreased $1.1 million, or 16%, to $5.6 million for the nine months ended September 30, 2012, from $6.6 million for the nine months ended September 30, 2011 as a result of the reduction of MG&A expense allocated to the segment.

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

Index

Revolving Credit Facilities

(i)  We have a revolving credit facility with a consortium of banks to finance the acquisition of container rental equipment and for general working capital purposes. As of September 30, 2012, the maximum commitment under our revolving credit facility was $495.0 million, which may be increased to a maximum of $675.0 million under certain conditions described in the agreement.  As of September 30, 2012, we had an outstanding balance of $321.0 million and availability of $173.9 million under our revolving credit facility (net of $0.1 million in letters of credit), subject to our ability to meet the collateral requirements under the agreement governing the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

 In addition, there is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to us. These credit commitments are part of, and not in addition to, the maximum credit commitment. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar Rate loans as defined in the revolving credit facility. As of September 30, 2012 the interest rate on our revolving credit facility was 3.0%. Our revolving credit facility will expire on September 25, 2014.

We intend to use our revolving credit facility primarily to fund the purchase of containers in the future. As of September 30, 2012, we had commitments to purchase $6.7 million of rental equipment and had rental equipment payable of $56.9 million. We have typically used our cash flow from operations and the proceeds from sales of container portfolios to container investors to repay our revolving credit facility. As we expand our owned fleet, our revolving credit facility balance will be higher and will result in higher interest expense. In addition to customary events of default, our revolving credit facility and term loans contain restrictive covenants, including limitations on certain liens, indebtedness and investments.  In addition, all of our facilities contain certain restrictive financial covenants.  The covenants require us to maintain (1) a maximum consolidated funded debt to consolidated tangible net worth ratio of 3.75:1.00; and (2) a minimum fixed charge coverage ratio of 1.20:1.00. We were in compliance with both covenants as of September 30, 2012.

(ii)  On June 7, 2012, we entered into a revolving credit agreement for CAI Rail with a consortium of banks to finance the acquisition of railcars. As of September 30, 2012, the maximum credit commitment under the revolving line of credit was $85.0 million.  Borrowings under this credit facility bear interest at a variable rate. For domestic base rate loans, the interest rate is equal to the highest of (i) the daily federal funds open rate as published by the Federal Reserve Bank of New York and (ii) the administrative agent’s published “Reference Rate”, in each case plus a margin ranging from 0.5% to 1.25% based on certain conditions.  For Eurodollar rate loans, the interest rate is equal to a LIBOR-based rate plus a margin ranging from 1.50% to 2.25% based on certain conditions. As of September 30, 2012, the average interest rate under the agreement was 2.5%.

As of September 30, 2012, the outstanding balance under CAI Rail’s revolving credit facility was $39.3 million. As of September 30, 2012, we had $45.7 million in availability under the facility, subject to our ability to meet the collateral requirements under the agreement governing the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

The agreement governing CAI Rail’s revolving credit facility contains various financial and other covenants. As of September 30, 2012, we were in compliance with the terms of the revolving credit facility. The revolving credit facility for CAI Rail will terminate on June 7, 2015.

Term Loan Facilities

(i)  On August 20, 2009, we signed a $10.0 million five-year loan agreement with the Development Bank of Japan (DBJ). The loan is payable in 19 quarterly installments of $0.2 million starting October 31, 2009 and a final payment of $6.2 million on July 31, 2014. The loan bears a variable interest rate based on BBA LIBOR and is secured by container rental equipment that we own. The loan had a balance of $7.6 million and interest rate of 2.8% as of September 30, 2012.

Index

(ii)  On December 20, 2010, we entered into a term loan agreement with a consortium of banks. Under this loan agreement, we were eligible to borrow up to $300.0 million, subject to certain borrowing conditions, which amount is secured by certain assets of our wholly owned foreign subsidiaries.  The loan agreement is an amortizing facility with a term of six years.  Quarterly payments of principal for the $185.0 million initially borrowed are $3.7 million each (i.e. 2.0% of the drawn amount) for the first 23 quarterly payment dates with a final payment of $99.9 million (54.0% of the drawn amount) due on December 20, 2016.  The quarterly payments of principal on the additional draw downs (each determined separately) are an amount equal to the product of (x) the quotient obtained by dividing 46.0% by the number of remaining scheduled principal payment dates as of the drawdown date and (y) the initial principal balance of such term loan. The loan bears a variable interest rate based on LIBOR for Eurodollar loans, and Base Rate for base rate loans.  The Base Rate is defined as the highest of (i) the federal funds rate plus 1/2 of 1.0%, (ii) the prime rate (as published in The Wall Street Journal), and (iii) the Eurodollar rate (for three-month loans) plus 1.0%. The proceeds from this borrowing were used to pay down part of our borrowings under the revolving credit facility. As of September 30, 2012, the loan had a balance of $261.9 million, of which $25.0 million is repayable within one year, and an average interest rate of 3.4%.

(iii)  On April 11, 2012, we entered into a term loan agreement with a consortium of banks. The agreement provides for a five year term loan of up to $60.0 million, subject to certain borrowing conditions, which amount is secured by certain of our assets. On June 15, 2012, the maximum commitment under the loan was increased to $80.0 million. The commitment under the loan may be increased to a maximum of $200.0 million, under certain conditions described in the agreement.  We primarily used the proceeds from this loan to repay outstanding amounts under our revolving credit facility. The outstanding principal amounts under the term loan bear interest at the rate of LIBOR plus 2.5%, amortized quarterly, and require quarterly payments equal to 1.75% multiplied by the outstanding principal amount at such time. As of September 30, 2012, this term loan had a balance of $79.0 million and an interest rate of 2.7%. All unpaid amounts outstanding are due and payable on April 11, 2017.

Other Debt Obligations

On September 9, 2011, our wholly-owned indirect subsidiary, CAL Funding I Limited, entered into a credit facility for $100.0 million of asset-backed warehouse notes.  The notes had a variable interest rate based on LIBOR during the initial two-year funding period.  The proceeds from the facility were used to finance equipment purchases. We repaid our asset-backed warehouse credit facility of $100.0 million on September 13, 2012 from the proceeds of our $103.0 million senior secured notes discussed below.

On September 13, 2012, our wholly owned subsidiary, Container Applications Limited (CAL), entered into a Note Purchase Agreement with certain institutional investors, pursuant to which CAL issued $103.0 million of 4.9% Senior Secured Notes due September 13, 2022 (the Notes) to the investors. The Notes are guaranteed by us and secured by certain of our assets and those of CAL.

Interest on the Notes is due and payable semiannually on March 13 and September 13 of each year, commencing on March 13, 2013. In addition, CAL is required to make certain principal payments on March 13 and September 13 of each year, commencing on March 13, 2013. Any unpaid principal and interest is due and payable on September 13, 2022. The Note Purchase Agreement provides that CAL may prepay at any time all or any part of the Notes in an amount not less than 10% of the aggregate principal amount of the Notes then outstanding.

As of September 30, 2012, the Company had collateralized financing obligations of $53.4 million (see Note 3 to our unaudited consolidated financial statements).  As of December 31, 2011, the debt related to the collateralized financing obligations was included in capital lease obligations in the accompanying balance sheet. The obligations had an average interest rate of 1.1% as of September 30, 2012 with maturity dates between June 2014 and November 2016. The loan is secured by a pool of containers covered under the financing arrangements.

Our capital leases are denominated in U.S. dollars and Euros, are financed by various European banks and financial institutions and secured by their underlying assets. As of September 30, 2012, our capital lease obligations totaled $8.0 million, with interest rates averaging 3.0%.

Securities Registration

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

Index

Cash Flow

The following table sets forth certain cash flow information for the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine Months Ended September 30,
	2012	2011

Net income	$46,870	$37,891
Adjustments to income	29,148	13,862
Net cash provided by operating activities	76,018	51,753
Net cash used in investing activities	(305,429)	(333,623)
Net cash provided by financing activities	230,436	280,392
Effect on cash of foreign currency translation	108	234
Net increase (decrease) in cash	1,133	(1,244)
Cash at beginning of period	14,078	14,393
Cash at end of period	$15,211	$13,149

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2012 increased $24.3 million to $76.0 million compared to $51.8 million for the nine months ended September 30, 2011. The increase was due primarily to the increase in net income as adjusted for non-cash items such as depreciation, amortization of debt issuance costs and bad debt expense.

Cash Flows from Investing Activities

Net cash used in investing activities was $305.4 million for the nine months ended September 30, 2012 compared to $333.6 million for the nine months ended September 30, 2011. The decrease of $28.2 million in cash used in investing activities was due primarily to a $28.8 million reduction in the purchase of rental equipment during the current period.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2012 was $230.4 million compared to $280.4 million for the nine months ended September 30, 2011. Cash provided by financing activities decreased $50.0 million as payment of our debt exceeded our borrowings by $29.9 million during the nine months ended September 30, 2012. In addition, we spent $19.5 million to purchase the non-controlling interest associated with two Japanese funds that were previously consolidated as variable interest entities.

Index

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments by due date as of September 30, 2012 (in thousands):

		Payments Due by Period
		Less than	1-2	2-3	3-4	4-5	More than
	Total	1 year	years	years	years	years	5 years
Total debt obligations
Revolving credit facilities	$360,269	$-	$321,000	$39,269	$-	$-	$-
Term loans	348,405	31,147	36,780	29,638	29,319	221,521	-
Senior secured note	103,000	8,240	8,240	8,240	7,175	6,110	64,995
Collateralized financing obligations	53,400	-	-	43,050	-	10,350	-
Capital lease obligations	8,009	2,624	1,770	1,544	878	588	605
Interest on debt and capital lease obligations	97,463	26,686	25,056	15,306	11,656	6,451	12,308
Rental equipment payable	56,867	56,867	-	-	-	-	-
Rent, office facilities and equipment	5,914	1,415	1,271	1,097	1,010	1,027	94
Equipment purchase commitments	6,725	6,725	-	-	-	-	-
Total contractual obligations	$1,040,052	$133,704	$394,117	$138,144	$50,038	$246,047	$78,002

(1)
Our estimate of interest expense commitment includes $21.5 million relating to our revolving credit facilities, $40.5 million relating to our term loans, $32.9 million relating to our senior secured notes, $1.9 million relating to our collateralized financing obligations and $0.5 million relating to our capital lease obligations. The calculation of interest commitment related to our debt assumes the following weighted average interest rates as of September 30, 2012:  revolving credit facilities, 2.9%; term loans, 3.2%; senior secured notes, 3.9%; collateralized financing obligations, 1.1%; and capital lease obligations, 3.0%. These calculations assume that weighted interest rates will remain at the same level over the next five years. We expect that the interest rate will vary over time based upon fluctuations in the underlying indexes upon which this interest rate is based.

See Note 6 to our unaudited consolidated financial statements included in this filing for a description of the terms of our debt.

Off-Balance Sheet Arrangements

As of September 30, 2012, we had no off-balance sheet arrangements or obligations other than noted below. An off-balance sheet arrangement includes any contractual obligation, agreement or transaction arrangement involving an unconsolidated entity under which we would have: (1) retained a contingent interest in transferred assets; (2) an obligation under derivative instruments classified as equity; (3) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing, hedging or research and development services with us; or (4) made guarantees.

We transferred ownership of certain containers to Japanese container funds which were established by Japan Investment Adviser Co., Ltd. (JIA) and CAIJ. CAIJ is an 80%-owned subsidiary of CAI with the remaining 20% owned by JIA. JIA is owned and controlled by a Managing Director of CAIJ. Prior to the purchase of containers from us, the purchasing entities had received contributions from unrelated Japanese investors, under separate Japanese investment agreements allowed under Japanese commercial laws. The contributions were used to purchase container equipment from us. Under the terms of the agreements, the CAI-related Japanese entities manage each of the investments but may outsource the whole or part of each operation to a third party. Pursuant to its services agreements with investors, the Japanese container funds have outsourced the general management of their operations to CAIJ. The Japanese container funds have also entered into container equipment management service agreements and financing arrangements whereby we manage the leasing activity of containers owned by the Japanese container funds. The profit or loss from each investment will substantially belong to each respective investor, except with respect to certain Japanese funds and the financing arrangements where the terms of the transaction provide us with an option to purchase the containers at a fixed price. If we decide to exercise our purchase options and resell the containers to a third party, then we would realize any profit from the sale. During the three months ended September 30, 2012, we purchased all the container equipment legally owned by two consolidated Japanese VIEs. As we previously consolidated these two Japanese VIEs, the purchase of the containers was considered a repurchase of the non-controlling interest for accounting purposes. See Notes 3 and 11 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

We purchased railcars during the three and nine months ended September 30, 2012.  We depreciate railcar equipment over its estimated useful life of between 40 and 43 years, to its estimated residual value using the straight-line method.

There have been no other changes to our accounting policies during the nine months ended September 30, 2012. See Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 8, 2012.

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

Foreign Exchange Rate Risk. Although we have significant foreign-based operations, the U.S. Dollar is our primary operating currency. Thus, most of our revenue and expenses are denominated in U.S. Dollars. We have equipment sales in British Pound Sterling, Euros and Japanese Yen and incurred overhead costs in foreign currencies, primarily in British Pound Sterling and Euros. CAI Consent Sweden AB, one of our wholly-owned subsidiaries, has significant amounts of revenue as well as expenses denominated in Euros and Swedish Krone. During the three months ended September 30, 2012, the U.S. Dollar decreased in value in relation to other major foreign currencies (such as the Euro and British Pound Sterling). The decrease in the U.S. Dollar has increased our revenues and expenses denominated in foreign currencies. The decrease in the value of the U.S. Dollar relative to foreign currencies will also result in U.S. dollar denominated assets held at some of our foreign subsidiaries to decrease in value relative to the foreign subsidiaries’ local currencies. For the three and nine months ended September 30, 2012, we recognized a loss on foreign exchange of $0.2 million and $0.1 million, respectively.

Interest Rate Risk. The nature of our business exposes us to market risk arising from changes in interest rates to which our variable-rate debt is linked. As of September 30, 2012, the principal amount of debt outstanding under the variable-rate arrangement of our revolving credit facilities was $360.3 million.  In addition, at September 30, 2012 we had balances on our variable rate term loans of $348.4 million and $8.0 million of variable rate capital lease obligations.

A 1.0% increase or decrease in underlying interest rates for these obligations will increase or decrease interest expense by approximately $7.2 million annually assuming debt remains constant at September 30, 2012 levels.

ITEM 4.	CONTROLS AND PROCEDURES.

Management Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e), of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2012 our disclosure controls and procedures were effective with respect to controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and are accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Index

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act) that occurred during the three months ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CAI International, Inc.
(Registrant)

October 23, 2012	/s/ VICTOR M. GARCIA
Victor M. Garcia
President and Chief Executive Officer
(Principal Executive Officer)

October 23, 2012	/s/ TIMOTHY B. PAGE
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

10.1
Amendment No. 5 to that certain Second Amended and Restated Revolving Credit Agreement, dated August 30, 2012, among CAI International, Inc., Container Applications Limited, the Guarantors listed on the signature pages thereto, the various lending institutions party thereto, Bank of America, N.A. and Union Bank of California, N.A. (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K, filed on September 4, 2012).

10.2
Third Amendment to the Term Loan Agreement, dated August 31, 2012, among Container Applications Limited, CAI International, Inc., the other Guarantors listed on the signature pages thereto, the lending institutions listed on the signature pages thereto, and ING Bank N.V. (incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed on September 4, 2012).

10.3
First Amendment to Term Loan Agreement, dated August 31, 2012, among Container Applications Limited, CAI International, Inc., the lending institutions listed on Schedule 1 thereto, SunTrust Bank and SunTrust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed on September 4, 2012).

10.4
First Amendment to Revolving Credit Agreement, dated August 31, 2012, among CAI Rail Inc., CAI International, Inc., the lending institutions listed on Schedule 1 thereto, Union Bank, N.A. and U.S. Bank, National Association (incorporated by reference to Exhibit 99.4 of our Current Report on Form 8-K, filed on September 4, 2012).

10.5
Note Purchase Agreement, dated September 13, 2012, among Container Applications Limited, CAI International, Inc. and the purchasers named therein (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K, filed on September 18, 2012).

10.6*	Separation Agreement and General Release, dated September 12, 2012, between CAI International, Inc. and Nadine Teixeira.

31.1	Certification of Chief Executive Officer furnished pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer furnished pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2012 and 2011 (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (v) Notes to Unaudited Consolidated Financial Statements.  The information in Exhibit 101 is “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

*	Management contract or compensatory plan.