Form 10-K
period 2012-12-31
CAI International, Inc.
filed 2013-02-28
CIK 1388430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2012
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in the Exchange Act Rule 12b-2). Yes ☐   No ☒

As of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the New York Stock Exchange on June 29, 2012) was approximately $255.0 million. Shares of registrant’s common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 15, 2013, there were 22,055,029 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2013 Annual Meeting of Stockholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2012, are incorporated by reference into Part III hereof.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and service development efforts. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Annual Report on Form 10-K, the words “may,” “might,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under the caption Item 1A. “Risk Factors” in this Annual Report on Form 10-K and in all our other filings filed with the Securities and Exchange Commission (SEC). We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our filings with the SEC.

WEBSITE ACCESS TO COMPANY’S REPORTS AND CODE OF ETHICS

Our Internet website address is http://www.capps.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act) are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Our Code of Business Conduct and Ethics is also available on our website.  Also, copies of our filings with the SEC and Code of Business Conduct and Ethics will be made available, free of charge, upon written request to the Company.

 PART I

ITEM 1.	BUSINESS

Our Company

We are one of the world’s leading container leasing and management companies. We operate our business through two segments: equipment leasing and container management. We purchase new and used equipment, which we lease primarily to container shipping lines, freight forwarders and other transportation companies and either retain as part of our owned fleet or sell to container investors for whom we then provide management services. In operating our fleet, we lease, re-lease and dispose of equipment and contract for the repair, repositioning and storage of equipment. As of December 31, 2012, our container fleet comprised 1,063,550 20-foot equivalent units or TEUs, the industry’s standard measurement unit, 66.2% of which represented our owned fleet and 33.8% of which represented our managed fleet. We also own a fleet of 1,456 railcars, which we lease in North America.

We lease our containers to lessees under long-term leases, short-term leases and finance leases. Long-term leases cover a specified number of containers that will be on lease for one year or more. Short-term leases provide lessees with the ability to lease containers either for a fixed term of less than one year or without a fixed term on an as-needed basis, with flexible pick-up and drop-off of containers at depots worldwide, subject to certain restrictions. Finance leases are long-term lease contracts that generally grant the lessee the right to purchase the container at the end of the term for a nominal amount. As of December 31, 2012, the utilization of our container fleet was 92.5%, as measured in TEUs, with 70.5% of these containers on long-term leases, 23.4% on short-term leases and 6.1% on finance leases. The utilization of our railcar fleet was 89.0%; all of our on-lease railcars are under long-term leases.

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

Our equipment leasing segment revenue comprises rental revenue and finance lease income from our owned fleet, and our container management segment revenue comprises gain on sale of container portfolios and management fee revenue for managing containers for container investors. The operating results of each segment and details of our revenues for the years ended December 31, 2012, 2011 and 2010 and information regarding the geographic areas in which we do business are summarized in Note 15 to our consolidated financial statements included in this filing. For the year ended December 31, 2012, we recorded total revenue of $173.9 million, net income of $63.5 million and adjusted EBITDA of $160.6 million. A comparison of our 2012 financial results with those of the prior years and a definition of adjusted EBITDA, as well as a reconciliation to the nearest GAAP measure, can be found in Item 6, Selected Financial Data of this Annual Report on Form 10-K.

Our container lessees use containers for their global trade utilizing many worldwide trade routes. We earn our revenue from international carriers when the containers are in use and carrying cargo around the world. Most of our leasing related revenue is denominated in U.S. dollars. All of our containers are used internationally and no one container is domiciled in one particular place for a prolonged period of time. As such, all of our containers are considered to be international with no single country of use.

We commenced our railcar leasing business in January 2012. Our railcars are used by lessees on railroads in North America.  For the year ended December 31, 2012, the revenue derived from our railcar leasing business is included in our equipment leasing segment.

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

Corporate Information

Our corporate headquarters and principal executive offices are located at Steuart Tower, 1 Market Plaza, Suite 900, San Francisco, California 94105. Our telephone number is (415) 788-0100 and our Web Site is located at http://www.capps.com. We have a branch office located in Charleston, South Carolina. We operate our business in 16 offices in 12 countries including the United States, and have agents in Asia, Europe, South Africa, Australia and South America. Our wholly owned international subsidiaries are located in the United Kingdom, Japan, Malaysia, Sweden, Germany, Singapore, Luxembourg, Barbados and Bermuda. We also own 80% of CAIJ, Inc., which is an investment manager for container investors in Japan.

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

Containers are built in accordance with standard dimensions and weight specifications established by the International Standards Organization (ISO). The industry-standard measurement unit is the 20-foot equivalent unit, or TEU, which compares the size of a container to a standard 20-foot container. For example, a 20-foot container is equivalent to one TEU and a 40-foot container is equivalent to two TEUs. Standard dry van containers are eight feet wide, either 20 or 40 feet long and are either 8 feet 6 inches or 9 feet 6 inches tall. The two principal types of containers are described as follows:

•
Dry van containers. A dry van container is constructed of steel sides, roof and end panel with a set of doors on the other end, a wooden floor and a steel undercarriage. Dry van containers are the least expensive and most commonly used type of container. According to Container Census, 2012- Survey and Forecast of Global Container Units, published by Drewry Maritime Research, dry van containers comprised approximately 89.2% of the worldwide container fleet, as measured in TEUs, as of the end of 2011. They are used to carry general cargo, such as manufactured component parts, consumer staples, electronics and apparel.

•
Specialized equipment. Specialized equipment consists of open-top, flat-racks, palletwide containers, swapbodies, roll trailers, refrigerated containers and generator sets. An open-top container is similar in construction to a dry van container except that the roof is replaced with a tarpaulin supported by removable roof bows. A flat-rack container is a heavily reinforced steel platform with a wood deck and steel end panels. Open-top and flat-rack containers are generally used to move heavy or oversized cargo, such as marble slabs, building products or machinery. Palletwide containers are a type of dry-van container externally similar to ISO standard containers, but internally about two inches wider so as to accommodate two European-sized pallets side-by-side. Swapbodies are a type of dry van container designed to be easily transferred between rail, truck, and barge and are equipped with legs under their frames. Roll trailers are a type of flat-bed trailer equipped with rubber wheels underneath for terminal haulage and stowage on board roll-on/roll-off vessels. A refrigerated container has an integrated refrigeration unit on one end which plugs into a generator set or other outside power source and is used to transport perishable goods. According to Container Census, 2012- Survey and Forecast of Global Container Units, published by Drewry Maritime Research, specialized containers comprised approximately 10.8% of the worldwide container fleet, as measured in TEUs, as of the end of 2011.

Containers provide a secure and cost-effective method of transportation because they can be used in multiple modes of transportation, making it possible to move cargo from a point of origin to a final destination without repeated unpacking and repacking. As a result, containers reduce transit time and freight and labor costs as they permit faster loading and unloading of shipping vessels and more efficient utilization of transportation containers than traditional bulk shipping methods. The protection provided by containers also reduces damage, loss and theft of cargo during shipment. While the useful economic life of containers varies based upon the damage and normal wear and tear suffered by the container, we estimate that the useful economic life of a dry van container used in intermodal transportation is 13.0 years.

Container shipping lines own and lease containers for their use. The Container Census, 2012- Survey and Forecast of Global Container Units, published by Drewry Maritime Research, estimates that as of the end of 2011, transportation companies (including container shipping lines and freight forwarders), owned approximately 57.3% of the total worldwide container fleet and container leasing companies owned approximately 42.7% of the total worldwide container fleet based on TEUs. Given the uncertainty and variability of export volumes and the fact that container shipping lines have difficulty in accurately forecasting their container requirements at different ports, the availability of containers for lease significantly reduces a container shipping line’s need to purchase and maintain excess container inventory. In addition, container leases allow the container shipping lines to adjust their container fleets both seasonally and over time and help to balance trade flows. The flexibility offered by container leasing helps container shipping lines improve their overall fleet management and provides the container shipping lines with an alternative source of financing.

We also operate a fleet of railcars consisting of boxcars, covered hoppers, coal cars and tank cars that are used to transport industrial goods, materials and other products on railroad tracks throughout North America.

Our Operations

Container Fleet Overview. The table below summarizes the composition of our fleet as of December 31, 2012 by type of container:

	Dry Van Containers	Percent of Total Fleet	Specialized Equipment	Percent of Total Fleet	Total	Percent of Total Fleet
Owned fleet in TEU	650,192	61.1%	54,225	5.1%	704,417	66.2%
Managed fleet in TEU	351,501	33.1%	7,632	0.7%	359,133	33.8%
Total	1,001,693	94.2%	61,857	5.8%	1,063,550	100.0%

Overview of Management Services. We lease, re-lease and dispose of containers and contract for the repair, repositioning and storage of our managed fleet. Our management agreements have multiple year terms and provide that we receive a management fee based upon the actual net operating income for each container, which is equal to the actual rental revenue for a container less the actual operating expenses directly attributable to that container. Management fees are collected monthly or quarterly, depending upon the agreement, and generally are not paid if net operating revenue is zero or less for a particular period. If operating expenses exceed revenue, container investors are required to pay the excess or we may deduct the excess, including our management fee, from future net operating revenue. Under these agreements, we typically receive a commission for selling or otherwise disposing of containers for the container investor. Our management agreements generally require us to indemnify the container investor for liabilities or losses arising out of our breach of our obligations. In return, the container investor typically indemnifies us in our capacity as the manager of the container against breach by the container investor, sales taxes on commencement of the arrangement, withholding taxes on payments to the container investor under the management agreement and any other taxes, other than our income taxes, incurred with respect to the containers that are not otherwise included as operating expenses deductible from revenue.

Marketing and Operations. Our marketing and operations personnel are responsible for developing and maintaining relationships with our lessees, facilitating lease contracts and maintaining day-to-day coordination of operational issues. This coordination allows us to negotiate lease contracts that satisfy both our financial return requirements and our lessees’ operating needs. It also facilitates our awareness of lessees’ potential container shortages and their awareness of our available container inventories. We have marketing and operations employees in eight countries, supported by independent agents in a further nine countries.

Overview of Our Leases. To meet the needs of our lessees and achieve a favorable utilization rate, we lease containers under three main types of leases:

•
Long-Term Leases. Our long-term leases specify the number of containers to be leased, the pick-up and drop-off locations, the applicable per diem rate and the contractual term. We typically enter into long-term leases for a fixed term ranging from three to eight years, with five-year term leases being most common. Our long-term leases generally require our lessees to maintain all units on lease for the duration of the lease, which provides us with scheduled lease payments. Some of our long-term leases contain an early termination option and afford the lessee continuing supply and total interchangeability of containers, with the ability to redeliver containers if the lessee’s fleet requirements change. As of December 31, 2012, approximately 70.5% of our on-lease container fleet, as measured in TEUs, and all of our leased railcars, were under long-term leases.

•
Short-Term Leases. Short-term leases include both master interchange leases and customized short-term leases. Master interchange leases provide a master framework pursuant to which lessees can lease containers on an as-needed basis, and thus command a higher per diem rate than long-term leases. The terms of master interchange leases are typically negotiated on an annual basis. Under our master interchange leases, lessees know in advance their per diem rates and drop-off locations, subject to monthly port limits. We also enter into other short-term leases that typically have a term of less than one year and are generally used for one-way leasing, typically for small quantities of containers. The terms of short-term leases are customized for the specific requirements of the lessee. Short-term leases are sometimes used to reposition containers to high-demand locations and accordingly may contain terms that provide incentives to lessees. As of December 31, 2012, approximately 23.4% of our on-lease fleet, as measured in TEUs, was under short-term leases.

•
Finance Leases. Finance leases provide our lessees with an alternative method to finance their container acquisitions. Finance leases are long-term in nature and require relatively little customer service attention. They ordinarily require fixed payments over a defined period and generally provide lessees with a right to purchase the leased containers for a nominal amount at the end of the lease term. Per diem rates under finance leases include an element of repayment of capital and, therefore, typically are higher than per diem rates charged under long-term leases. Finance leases require the container lessee to keep the containers on lease for the entire term of the lease. As of December 31, 2012, approximately 6.1% of our on-lease fleet, as measured in TEUs, was under finance leases.

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

•
Re-leasing. Since our leases allow our lessees to return their containers, we typically lease a container several times during the time we manage it as part of our fleet. New containers can usually be leased with a limited sales and customer service infrastructure because initial leases for new containers typically cover large volumes of units and are fairly standardized transactions. Used containers, on the other hand, are typically leased in smaller transactions that are structured to accommodate pick-ups and returns in a variety of locations. Our utilization rates depend on our re-leasing abilities. Factors that affect our ability to re-lease used containers include the size of our lessee base, ability to anticipate lessee needs, our presence in relevant geographic locations and the level of service we provide our lessees. We believe that our global presence and long-standing relationships with approximately 300 container lessees as of December 31, 2012 provide us an advantage over our smaller competitors in re-leasing our containers.

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

•
Depot Management.  As of December 31, 2012, we managed our container fleet through 236 independent container depot facilities located in 49 countries. Depot facilities are generally responsible for repairing containers when they are returned by lessees and for storing the containers while they are off-hire. Our operations group is responsible for managing our depot contracts and periodically visiting depot facilities to conduct inventory and repair audits. We also supplement our internal operations group with the use of independent inspection agents. As of December 31, 2012 a large majority of our off-lease inventory was located at depots that are able to report notice of container activity and damage detail via electronic data interchange, or EDI.

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

Investors. We have historically sold portfolios of leased containers to investment entities located in Germany, Switzerland, Austria and Japan. The investment entities that typically have purchased containers from us are funds with many underlying investors. In Germany, these funds are frequently referred to as “KG Funds,” although similar types of funds exist in other countries. These funds are formed by investment arrangers who act as financial intermediaries between investors and lessors of containers and other shipping assets. We are contacted on a regular basis by independent investment arrangers who are interested in assisting us with arranging sales of container portfolios. These independent investment arrangers will either seek out investments in leased assets on behalf of an investment fund or a group of investors or will work with us to identify an investor or group of investors to invest in a pool of leased assets. Our 80%-owned subsidiary, CAIJ, Inc., acts as investment arranger for sales of containers by us in Japan and manages container leases for investors in Japan.

Customer Concentration. Our customers include container lessees and container investors to whom we have sold container portfolios and for whom we manage containers.

•
Equipment Leasing Segment Concentration. Revenue from our ten largest lessees represented 58.5% of the revenue from our equipment leasing segment for the year ended December 31, 2012, with revenue from our single largest lessee, CMA CGM, accounting for 12.6%, or $20.3 million. This $20.3 million of revenue represented 11.7% of our total revenue for this period. The largest lessees of our owned fleet are often among the largest lessees of our managed fleet. The largest lessees of our managed fleet are responsible for a significant portion of the billings that generate our management fee revenue.

•
Container Management Segment Concentration. A substantial majority of our container management segment revenue is derived from container investors associated with five different investment arrangers located in Germany, Switzerland, Austria and Japan. These arrangers are typically in the business of identifying and organizing investors for a variety of investment vehicles and compete with other institutions in these and other countries that perform similar functions. Container investors associated with the five investment arrangers represented 62.6% of our container management segment revenue for the year ended December 31, 2012. Revenue of $5.1 million from the two largest container investors represented 38.3% of revenue from our container management segment, or 3.0% of our total revenue for the year ended December 31, 2012.

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

Our Suppliers. We purchase most of our containers in China from manufacturers that have met our qualification requirements. We are currently not dependent on any single manufacturer. We have long-standing relationships with all of our major container suppliers. Our technical services personnel review the designs for our containers and periodically audit the production facilities of our suppliers. In addition, we contract with independent third-party inspectors to monitor production at factories while our containers are being produced. This provides an additional layer of quality control and helps ensure that our containers are produced in accordance with our specifications.

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

Employees

As of December 31, 2012, we had 91 employees worldwide. We are not a party to any collective bargaining agreements. We believe that relations with our employees are good.

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

Demand for containers depends largely on the rate of world trade and economic growth, with consumer demand being one of the most critical factors affecting this growth. Economic downturns in one or more countries or regions, particularly in the United States, China, Europe and other consumer-oriented economies, could result in a reduction in world containerized trade growth or in demand by container shipping lines for leased containers. Most of the container investor programs into which we sell container portfolios employ a certain amount of debt in order to increase investor equity returns. Tighter credit markets make it more difficult for container investors to access debt for future investment programs, which increases the potential that we may not be able to sell containers to investor programs in the future. In such case, our revenue, net income and cash flow will be lower, which will limit the level of growth in our operating fleet that we might otherwise be able to attain.

In Europe, the ongoing sovereign debt crisis, the loss of value by the Euro and related effects on the European banking system have contributed to growing instability in the European currency and credit markets. Further deterioration of European economic conditions, the dissolution of the European Union or the Euro, or a significant loss of value by the Euro could reduce demand for the Company’s equipment globally and impact the ability of our container investors to access debt for future investments.

Economic recessions may result in a decline in the future demand for shipping containers by our customers and could lead to an increase in the number of containers returned to us, reduce our container rental revenue, reduce utilization of our fleet, increase our operating expenses (such as storage, bad debt and repositioning costs) and have an adverse effect on our future financial performance. Much of our leasing business involves shipments of goods exported from Asia. From time to time, there have been economic disruptions, health scares, financial turmoil, natural disasters and political instability in Asia and in the Middle East. If these events were to occur in the future, they could adversely affect our container lessees and the general demand for shipping and lead to reduced demand for leased containers or otherwise adversely affect us. Other general factors affecting demand for leased containers, utilization and per diem rates include the following:

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

Continuing turmoil in the Middle East and North Africa could cause increases in oil prices or disruptions in oil supplies which could substantially affect global trade and our business.

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

We have operations in locations subject to natural disasters such as severe weather and geological events that could disrupt our operations. In addition, our suppliers and customers also have operations in such locations. For example, on March 11, 2011, the northern region of Japan experienced a severe earthquake followed by a series of tsunamis resulting in negative direct economic effects to the Japanese economy and potentially a regional or global downturn in economic activity. Although the earthquake in Japan did not cause a disruption in our operations in the region, any future natural disasters in Japan or elsewhere in the world where we have business operations could lead to disruption of the regional and global economies, which could result in a decrease in demand for leased containers, adversely impacting our financial condition and operations.

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

Due to increased demand for containers in the several months leading up to the holiday season in the United States and Europe and higher demand for purchasing containers by container investors toward the end of the calendar year, a higher proportion of our container sales to investors has historically occurred in the second half of each calendar year. Although by comparison our container rental revenue and management fee revenue have historically fluctuated much less than our gain or loss on sale of container portfolios, container rental revenue and management revenue may also fluctuate significantly in future periods based upon the level of demand by container shipping lines for leased containers, our ability to maintain a high utilization rate of containers in our total fleet, changes in per diem rates for leases and fluctuations in operating expenses.

Our container portfolio sale activities may result in lower gains or losses on sales of containers to investors.

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

Because steel is the major component used in the construction of new containers, the price of new containers and per diem rates on new containers are highly correlated with the price of raw steel. For example, steel prices decreased during 2008 and 2009 and there was a reduced demand for newly manufactured containers by our customers. In 2010 and the first three quarters of 2011 container prices increased due to limited production by container manufacturers and an increase in the price of steel. Container prices continued to increase in the first half of 2012, however, customer demand has softened in the second half of 2012 leading to a decrease in container prices and lease rates. We cannot predict container prices in the future. If newly manufactured container prices decline, we may need to lease the containers at low return rates or at a loss.

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

We have a significant amount of indebtedness and we intend to borrow additional amounts under our credit facilities to purchase containers and make acquisitions and other investments. We expect that we will maintain a significant amount of indebtedness on an ongoing basis. Our borrowings of $160.0 million as of December 31, 2012 under our senior secured revolving credit facility are due and payable on September 25, 2014. On October 31, 2012, we increased the commitments under our senior secured revolving credit facility by $80.0 million to a total maximum commitment of $575.0 million. Our ability to borrow amounts under this facility is restricted by certain borrowing conditions, including collateral and leverage ratio requirements. We have also borrowed a total of $402.2 million under three term loan agreements that we entered into with a number of banks. In September 2011, our wholly-owned indirect subsidiary, CAL Funding I Limited, entered into a credit facility with a term of 15 years for $100.0 million of asset-backed warehouse notes. On June 7, 2012, we and our wholly-owned subsidiary, CAI Rail Inc., entered into a revolving credit agreement with a consortium of banks to finance the acquisition of railcars. As of December 31, 2012, the outstanding balance under this revolving credit facility was $41.5 million and the maximum credit commitment was $85.0 million. On September 13, 2012, we issued $103.0 million of 4.90% senior secured notes due September 13, 2022 to certain institutional investors, the proceeds of which were used to repay the asset-backed warehouse notes of $100.0 million issued by CAL Funding I Limited.

On October 18, 2012, CAL Funding II Limited, our wholly-owned indirect subsidiary, issued $171.0 million of 3.47% fixed rate asset-backed notes that mature in October 2027. The proceeds from the notes were used to pay down part of the borrowings under our senior secured revolving credit facility.

As of December 31, 2012, our total outstanding debt (including capital lease obligations and collateralized financing obligations) was approximately $957.4 million. Interest expense on such debt will be approximately $7.1 million per quarter for 2013, assuming floating interest rates remain consistent with those as of December 31, 2012, including amortized closing fees and unused commitment fees. There is no assurance that we will be able to refinance our outstanding indebtedness when it becomes due, or, if refinancing is available, that it can be obtained on terms that we can afford.

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

Our ability to make payments on and repay our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. As of December 31, 2012, our total outstanding debt (including capital lease obligations and collateralized financing obligations) was approximately $957.4 million. Interest expense on such debt will be approximately $7.1 million per quarter, assuming floating interest rates remain consistent with those at December 31, 2012, including amortized closing fees and unused commitment fees. These amounts will increase to the extent we borrow additional funds. It is possible that:

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

Restrictions imposed by our credit facilities or other indebtedness will limit or prohibit, among other things, our ability to:

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

An asset impairment charge may result from the occurrence of unexpected adverse events or management decisions that impact our estimates of expected cash flows generated from our long-lived assets. We review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We may be required to recognize asset impairment charges in the future as a result of reductions in demand for specific container types, a weak economic environment, challenging market conditions, events related to particular customers or asset type, or as a result of asset or portfolio sale decisions by management.

We derive a substantial portion of our revenue for each of our equipment leasing and  container management segments from a limited number of equipment lessees and container investors, respectively. The loss of, or reduction in business by, any of these equipment lessees or container investors could result in a significant loss of revenue and cash flow.

We have derived, and believe that we will continue to derive, a significant portion of our revenue and cash flow from a limited number of equipment lessees and container investors. Our business comprises two reportable segments for financial statement reporting purposes: equipment leasing and container management. The operating results of each segment and details of our revenues for the years ended December 31, 2012, 2011 and 2010 are summarized in Note 15 to this Annual Report on Form 10-K for the year ended December 31, 2012. Revenue for our equipment leasing segment comes primarily from container lessees that lease containers from our owned fleet. Revenue for our container management segment comes primarily from container investors that purchase portfolios of containers and then pay us to manage the containers for them.

Revenue from our ten largest lessees represented 58.5% of the revenue from our equipment leasing segment for the year ended December 31, 2012, with revenue from our single largest lessee accounting for 12.6%, or $20.3 million. This $20.3 million of revenue represented 11.7% of our total revenue for this period. As our business grows, we expect the proportion of revenue generated by our larger customers to continue to increase. The loss of such a customer would have a material adverse impact on our business.

We do not distinguish between our owned fleet and our managed fleet when we enter into leases with container shipping lines. Accordingly, the largest lessees of our owned fleet are typically among the largest lessees of our managed fleet, and our management fee revenue is based in part on the number of managed containers on lease to container lessees. As a result, the loss of, or default by, any of our largest lessees could have a material adverse effect on the revenue for both our equipment leasing and container management segments. In addition, many of the management agreements with our container investors contain performance criteria, such as minimum per diem net income per container or minimum utilization rates for the pool of containers owned by the container investors. In the event we fail to meet one or more of these criteria in a management agreement, the independent investment arrangers who typically act on behalf of container investors may have the right to terminate the management agreement.

Consolidation and concentration in the container shipping industry could decrease the demand for leased containers.

We primarily lease containers to container shipping lines. We estimate that container shipping lines require approximately two TEUs of available containers for every TEU of capacity on their container ships. The container shipping lines have historically relied on a large number of leased containers to satisfy their needs. Consolidation of major container shipping lines could create efficiencies and decrease the demand that container shipping lines have for leased containers because they may be able to fulfill a larger portion of their needs through their owned container fleets. It could also create concentration of credit risk if the number of our container lessees decreases due to consolidation. Additionally, large container shipping lines with significant resources could choose to manufacture their own containers, which would decrease their demand for leased containers and could have an adverse impact on our business.

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

The efficient operation of our business is highly dependent on our proprietary information technology system. We rely on our system to track transactions, such as repair and depot charges and changes to book value, and movements associated with each of our owned or managed containers. We use the information provided by this system in our day-to-day business decisions in order to effectively manage our lease portfolio and improve customer service. We also rely on it for the accurate tracking of the performance of our managed fleet for each container investor. The failure of our system to perform as we expect could disrupt our business, adversely affect our results of operations and cause our relationships with lessees and container investors to suffer. In addition, our information technology system is vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, power loss and computer systems failures, unauthorized breach and viruses. Any such interruption could have a material adverse effect on our business, reputation, results of operations and financial prospects.

We face extensive competition in the container leasing industry.

We may be unable to compete favorably in the highly competitive equipment leasing and container management businesses. We compete with a number of major leasing companies, many smaller lessors, manufacturers of container equipment, companies and financial institutions offering finance leases, promoters of container ownership and leasing as a tax-efficient investment, container shipping lines, which sometimes lease their excess container stocks, and suppliers of alternative types of containers for freight transport. Some of these competitors have greater financial resources and access to capital than we do. Additionally, some of these competitors may have large, underutilized inventories of containers, which could lead to significant downward pressure on per diem rates, margins and prices of containers.

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

As of December 31, 2012, we have invested $52.8 million in railcar assets. The railcar leasing business involves different customers, equipment, storage and handling facilities and other operating issues that are different from our traditional container leasing business. This business is competitive and dominated by well capitalized industry players. We cannot assure you that this new business will be successful and profitable.

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

We are also subject to risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. These risks include:

•	regional or local economic downturns;

•	changes in governmental policy or regulation;

•	restrictions on the transfer of funds into or out of the country;

•	import and export duties and quotas;

•	value-added tax and other sales-type taxes which could result in additional costs to us if they are not properly collected or paid;

•	domestic and foreign customs and tariffs;

•	international incidents;

•	war, hostilities, terrorist attacks, piracy, or the threat of any of these events;

•	government instability;

•	nationalization of foreign assets;

•	government protectionism;

•	compliance with export controls, including those of the U.S. Department of Commerce;

•	compliance with import procedures and controls, including those of the U.S. Department of Homeland Security;

•	consequences from changes in tax laws, including tax laws pertaining to the container investors;

•	potential liabilities relating to foreign withholding taxes;

•	labor or other disruptions at key ports;

•	difficulty in staffing and managing widespread operations; and

•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions.

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

We have implemented a number of structural changes with respect to our Company and its domestic and international subsidiaries in an effort to reduce our income tax obligations in countries in which we operate. There can be no assurance that our tax structure and the amount of taxes we pay in any of these countries will not be challenged by the taxing authorities in the countries in which we operate. If the tax authorities challenge our tax positions or the amount of taxes paid for the purchase, lease or sale of equipment in each jurisdiction in which we operate, we could incur substantial expenses associated with defending our tax position as well as expenses associated with the payment of any additional taxes, penalties and interest that may be imposed on us. The payment of these amounts could have an adverse material effect on our business and results of operations.

Environmental liability may adversely affect our business and financial condition.

We are subject to federal, state, local and foreign laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants to air, ground and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. We could incur substantial costs, including cleanup costs, fines and costs arising out of third-party claims for property or natural resource damage and personal injury, as a result of violations of or liabilities under environmental laws and regulations in connection with our or our lessees’ current or historical operations. Under some environmental laws in the United States and certain other countries, the owner or operator of a container may be liable for environmental damage, cleanup or other costs in the event of a spill or discharge of material from the container without regard to the fault of the owner or operator. While we typically maintain liability insurance and typically require lessees to provide us with indemnity against certain losses, the insurance coverage may not be sufficient, or available, to protect against any or all liabilities and such indemnities may not be sufficient to protect us against losses arising from environmental damage. Moreover, our lessees may not have adequate resources, or may refuse to honor their indemnity obligations and our insurance coverage is subject to large deductibles, coverage limits and significant exclusions. Additionally, many countries, including the United States, restrict, prohibit or otherwise regulate the use of chemical refrigerants due to their ozone depleting and global warming effects. Over 99% of our refrigerated containers currently use R134A or 404A refrigerant. While R134A and 404A do not contain CFCs (which have been restricted since 1995), the European Union has instituted regulations to phase out the use of R134A in automobile air conditioning systems beginning in 2011 due to concern that the release of R134A into the atmosphere may contribute to global warming. While the European Union regulations do not currently restrict the use of R134A in refrigerated containers or trailers, it is possible that the phase out of R134A in automobile air conditioning systems will be extended to intermodal containers in the future. Further, certain manufacturers of refrigerated containers, including the largest manufacturer of cooling machines for refrigerated containers, have begun testing units that utilize alternative refrigerants, such as carbon dioxide, that may have less global warming potential than R134A and 404A. If future regulations prohibit the use or servicing of containers using R134A or 404A refrigerants, we could be forced to incur large retrofitting expenses. In addition, refrigerated containers that are not retrofitted may become difficult to lease and command lower rental rates and disposal prices.

Furthermore, installation of the insulation foam in the walls of refrigerated containers involves the use of a blowing agent that contains CFCs. Manufacturers are in various stages of phasing out the use of this blowing agent in the manufacturing process, however, if future regulations prohibit the use or servicing of containers with insulation manufactured with this blowing agent we could be forced to incur large retrofitting expenses and those that are not retrofitted may become more difficult to lease and command lower rental rates and disposal prices.

Use of counterfeit and improper refrigerant in refrigeration machines for refrigerated containers could result in irreparable damage to the refrigeration machines, death or personal injury, and materially impair the value of our refrigerated container fleet.

There are reports of counterfeit and improper refrigerant gas being used to service refrigeration machines. The use of this counterfeit gas has led to the explosion of several refrigeration machines within the industry. A small number of these incidents have resulted in personal injury or death, and in all cases, the counterfeit gas has led to irreparable damage to the refrigeration machines.

A testing procedure has been developed and approved by the International Institute of Container Lessors to determine whether counterfeit gas has been used to service a refrigeration machine.  These tests are carried out on our refrigeration machines when they are off-hired and returned to a depot.  If such tests are not proven safe and effective or if the use of such counterfeit and improper refrigerant is more widespread than currently believed, the value of our refrigerated container fleet and our ability to lease refrigerated containers could be materially impaired and could therefore have a material adverse effect on our financial condition, results of operations and cash flows.

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

CAIJ, Inc. (CAIJ) was formed and began operation in 2007 for the purpose of arranging investments in our containers with Japanese investors. CAIJ has arranged a significant amount of investments and we expect that CAIJ will arrange more container investments in the future. Because we are the seller and manager of the containers that will be sold to investors on whose behalf CAIJ acts as an arranger and advisor, there is an inherent conflict of interest between us, CAIJ and the investors. We disclose this inherent conflict of interest to container investors prior to any sale to them, but we do not provide them with any assurances that they will realize a specific or any investment return on the containers purchased from, and managed by, us. In the event that these container investors realize losses on their investments or believe that the returns on their investments are lower than expected, they may make claims, including bringing lawsuits, against CAIJ or us for our alleged failure to act in their best interests. Any such claims could result in the payment of legal expenses and damages and also damage our reputation with container investors and potential container investors and materially and adversely affect our business, financial condition or results of operations.

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

There is no internationally recognized system of recordation or filing to evidence our title to containers nor is there an internationally recognized system for filing security interests in containers. Although we have not incurred material problems with respect to this lack of internationally recognized system, the lack of an international title recordation system with respect to containers could result in disputes with lessees, end-users, or third parties who may improperly claim ownership of the containers.

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

A new standard for lease accounting under GAAP has been proposed which could have a financial impact on our business and may negatively impact the market behavior of our customers.

Our consolidated financial statements are prepared in accordance with GAAP. In 2010, the Financial Accounting Standards Board (FASB) and International Accounting Standards Board (IASB) issued a jointly developed proposal on lease accounting that could significantly change the accounting and reporting for lease arrangements. The main objective of the proposed standard is to create a new accounting model for both lessees and lessors, replacing the existing concepts of operating and capital leases with models based on “right-of-use” concepts. The new models would result in the elimination of most off-balance sheet lease financing for lessees. The FASB’s document is in the form of an exposure draft of a proposed Accounting Standards Update, Leases (Topic 840) (ED), issued in August 2010, and would apply to the accounting for all leases, with some exceptions. The ED also includes expanded disclosures including quantitative and qualitative information to enable users to understand the amount and timing of expected cash flows, for both lessors and lessees. After considering constituents’ comments, the FASB and IASB agreed in January 2011 that more work was needed to address the shortfalls of the lessor accounting proposals but tentatively decided to initially limit lessor accounting discussions to only those issues that are critical to both lessees and lessors. In July 2011, the FASB and IASB announced they would re-expose their revised proposals for a common leasing standard as the decisions taken to that date were sufficiently different from those published in the ED issued in August 2010 to warrant re-exposure of the revised proposals. The FASB and IASB met in October 2011 and reached tentative decisions on (1) an expansion of lessor’s investment property scope exception, (2) revisions to the “receivable and residual” approach, (3) lessor presentation issues, and (4) lessee and lessor transition. The FASB and IASB have met a number of times in 2012, and at their September meeting they discussed questions that have been raised about their tentative decisions regarding sale and leaseback transactions, issues on how a lessee would account for leases under the single lease expense approach, and issues on determining which lease approach should be applied.

The boards’ decisions are tentative and subject to change. Once the boards complete their redeliberations an exposure draft will be issued for public comment. A revised exposure draft is targeted for the first half of 2013. The effective date has not yet been determined; however, it will likely not be before 2016. If there are future changes in GAAP with regard to how we and our customers must account for leases, it could change the way we and our customers conduct our businesses. As a result, we are unable to determine how the proposed changes could affect our business, but they could have an adverse effect on our financial condition.

In the future, we may be required to pay personal holding company taxes, which would have an adverse effect on our cash flows, results of operations and financial condition.

The Internal Revenue Code requires any company that qualifies as a “personal holding company” to pay personal holding company taxes in addition to regular income taxes. A company qualifies as a personal holding company if (1) more than 50.0% of the value of the company’s stock is held by five or fewer individuals and (2) at least 60.0% of the company’s adjusted ordinary gross income constitutes personal holding company income, which, in our case, includes adjusted income from the lease of our containers. If we or any of our subsidiaries are a personal holding company, our undistributed personal holding company income, which is generally taxable income with certain adjustments, including a deduction for federal income taxes and dividends paid, will be taxed at a rate of 15.0%. Based upon our operating results, we were not classified as a personal holding company for the year ended December 31, 2012. Whether or not we or any of our subsidiaries are classified as personal holding companies in future years will depend upon the amount of our personal holding company income and the percentage of our outstanding common stock that will be beneficially owned by Mr. Hiromitsu Ogawa, who beneficially owned 24.3% of our common stock as of December 31, 2012. At some point in the future we could become liable for personal holding company taxes. The payment of personal holding company taxes in the future would have an adverse effect on our cash flows, results of operations and financial condition.

Fluctuations in foreign exchange rates could reduce our profitability.

Most of our revenues and costs are billed in U.S. dollars. Our operations and used container sales in locations outside of the U.S. have some exposure to foreign currency fluctuations, and trade growth and the direction of trade flows can be influenced by large changes in relative currency values. In addition, most of our equipment fleet is manufactured in China. Although the purchase price is in U.S. dollars, our manufacturers pay labor and other costs in the local currency, the Chinese yuan. To the extent that our manufacturers’ costs increase due to changes in the valuation of the Chinese yuan, the dollar price we pay for equipment could be affected. Adverse or large exchange rate fluctuations may negatively affect our results of operations and financial condition.

Risks Related to our Stock

Our stock price has been volatile and may remain volatile.

The trading price of our common stock may be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, new products or services by us or our competitors, general conditions in the shipping industry and the intermodal container sales and leasing markets, changes in earnings estimates by analysts, or other events or factors which may or may not be under our control. Broad market fluctuations may adversely affect the market price of our common stock. Since the initial public offering of our stock at $15.00 per share on May 16, 2007, the market price of our stock has fluctuated significantly from a high of $28.57 per share to a low of $2.12 per share through February 22, 2013. Since the trading volume on our stock is modest on a daily basis, shareholders may experience difficulties in liquidating our stock. Factors affecting the trading price of our common stock may include:

•	variations in our financial results;

•	changes in financial estimates or investment recommendations by any securities analysts following our business;

•	the public’s response to our press releases, our other public announcements and our filings with the SEC;

•	our ability to successfully execute our business plan;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	future sales of common stock by us or our directors, officers or significant stockholders or the perception such sales may occur;

•	our ability to achieve operating results consistent with securities analysts’ projections;

•	the operating and stock price performance of other companies that investors may deem comparable to us;

•	recruitment or departure of key personnel;

•	our ability to timely address changing container lessee and container investor preferences;

•	container market and industry factors;

•	general stock market conditions; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to such events.

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

A substantial number of shares of our common stock held by our current stockholders could be sold into the public market at any time. In addition, the perception of, or actual sale of, new shares may materially and adversely affect our stock price and could impair our ability to obtain future capital through an offering of equity securities.

We do not currently pay dividends to holders of our common stock, and we cannot assure you that we will pay dividends to holders of our common stock in the future.

Although our board of directors may consider a dividend policy under which we would pay cash dividends on our common stock, any determinations by us to pay cash dividends on our common stock in the future will be based primarily upon our financial condition, results of operations, business requirements, tax considerations and our board of directors’ continuing determination that the declaration of dividends under the dividend policy are in the best interests of our stockholders and are in compliance with all laws and agreements applicable to the dividend program. Consequently, investors may be required to rely on sales of their common stock as the only way to realize any future gains on their investment. The terms of our credit agreements contain provisions restricting the payment of cash dividends subject to certain exceptions.

If securities analysts do not publish research or reports about our business or if they change their financial estimates or investment recommendation, the price of our stock could decline.

The trading market for our common shares may rely in part on the research and reports that industry or financial analysts publish about us or our business. We do not control or influence the decisions or opinions of these analysts and analysts may not cover us.

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

Based upon beneficial ownership as of December 31, 2012, Mr. Ogawa beneficially owns 24.3% of our outstanding common stock. As a result, he may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, he may have the ability to control the management and affairs of our company. Mr. Ogawa may have interests that are different from yours. For example, he may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of us or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock. In addition, as Chairman of our Board of Directors, Mr. Ogawa may influence decisions to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

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

•
require the affirmative vote of 66 2/3% of the shares entitled to vote to amend our bylaws and certain articles of our certificate of incorporation, including articles relating to the classified board, the size of the board, removal of directors, stockholder meetings and actions by written consent;

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

Office Locations.  As of December 31, 2012, we operated our business in 16 offices in 12 different countries including the U.S. We have three offices in the U.S. including our headquarters in San Francisco, California. We have 13 offices outside the U.S., including offices operated by third party corporate service providers in Bermuda and Luxembourg.  In addition, we have agents in Asia, Europe, South Africa, Australia and South America. Each of our offices is used for both our equipment leasing and container management segments, except for our office in Delmenhorst, Germany which is used only for equipment leasing operations. All of our offices, except those operated by third party corporate service providers, are leased.

The following table summarizes our office locations as of December 31, 2012:

Office Locations – U.S.

San Francisco, CA (Headquarters)

Charleston, SC

Florham Park, NJ

Office Locations – International

Brentwood, United Kingdom

St. Michael, Barbados

Antwerp, Belgium

Hong Kong

Singapore

Delmenhorst, Germany

Hamburg, Germany

Tokyo, Japan (two offices)

Kuala Lumpur, Malaysia

Taipei, Taiwan

Luxembourg

Hamilton, Bermuda

ITEM 3.	LEGAL PROCEEDINGS

From time to time we may become a party to litigation matters arising in connection with the normal course of our business. While we cannot predict the outcome of these matters, in the opinion of our management, any liability arising from these matters will not have a material adverse effect on our business. Nevertheless, unexpected adverse future events, such as an unforeseen development in our existing proceedings, a significant increase in the number of new cases or changes in our current insurance arrangements could result in liabilities that have a material adverse impact on our business. We are currently not party to any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the New York Stock Exchange (NYSE) under the symbol “CAP” since May 16, 2007. The following table reflects the range of high and low sales prices of our common stock, as reported on the NYSE in each quarter of the years ended December 31, 2012 and 2011:

	High	Low
2012:
Fourth Quarter	$23.55	$18.90
Third Quarter	$21.99	$18.96
Second Quarter	$21.90	$17.01
First Quarter	$20.65	$15.17

2011:
Fourth Quarter	$16.81	$10.64
Third Quarter	$21.11	$10.94
Second Quarter	$28.57	$19.44
First Quarter	$26.99	$18.43

As of February 15, 2013, there were 26 registered holders of record of the common stock and 2,886 beneficial holders, based on information obtained from our transfer agent.

Dividends

We have never declared or paid dividends on our capital stock. Our board of directors may consider adopting a dividend policy in the future. Any determinations by us to pay cash dividends on our common stock in the future will be based primarily upon our financial condition, results of operations, business requirements, tax considerations and our board of directors’ continuing determination that the declaration of dividends under the dividend policy are in the best interests of our stockholders and are in compliance with all laws and agreements applicable to the dividend program. In the absence of such a policy, we intend to retain future earnings to finance the operation and expansion of our business.  Our financing arrangements also contain restrictions on our ability to pay cash dividends.

Performance Graph

The graph below compares cumulative shareholder returns on our common stock as compared with the Russell 2000 Stock Index and the Dow Jones Transportation Stock Index for the period from December 31, 2007 to December 31, 2012. The graph assumes an investment of $100 as of December 31, 2007. The stock performance shown on the performance graph below is not necessarily indicative of future performance.

		Returns as of December 31,
Company/Index	Dec. 31, 2007	2008	2009	2010	2011	2012
CAI International, Inc.	$100	$30.13	$85.84	$186.31	$146.96	$208.65
Russell 2000 Index	100	65.20	81.64	102.30	96.72	110.88
Dow JonesTransportation Index	100	77.39	89.70	111.73	109.83	116.11

ITEM 6.	SELECTED FINANCIAL DATA

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

Consolidated Statement of Operations Data

	Year Ended December 31,
	2012	2011	2010	2009	2008
(Dollars in thousands, except per share data)

Revenue
Rental revenue	$152,982	$106,694	$64,892	$53,747	$56,436
Management fee revenue	12,094	12,957	10,348	8,546	11,969
Gain on sale of container portfolios	1,256	2,345	614	753	12,443
Finance lease income	7,593	3,710	2,045	2,218	2,297
Total revenue	173,925	125,706	77,899	65,264	83,145

Operating expenses
Depreciation of rental equipment	48,352	33,633	20,807	17,226	16,155
Amortization of intangible assets	902	1,254	1,377	1,566	1,534
Gain on disposition of used rental equipment	(12,445)	(13,374)	(9,112)	(3,626)	(4,155)
Storage, handling and other expenses	9,402	5,513	6,170	8,717	4,874
Marketing, general and administrative expenses	24,658	21,009	21,218	18,848	20,215
Impairment of goodwill	-	-	-	-	50,247
Restructuring charges	-	-	-	972	-
Loss (gain) on foreign exchange	170	(354)	513	(215)	564
Total operating expenses	71,039	47,681	40,973	43,488	89,434

Operating income (loss)	102,886	78,025	36,926	21,776	(6,289)
Net interest expense	28,787	16,127	5,169	4,301	9,117

Net income (loss) before income taxes and non-controlling interest	74,099	61,898	31,757	17,475	(15,406)
Income tax expense	9,818	11,084	3,555	3,919	11,547

Net income (loss)	64,281	50,814	28,202	13,556	(26,953)
Net (income) loss attributable to non-controlling interest	(816)	(625)	181	-	-

Net income (loss) attributable to CAI common stockholders	$63,465	$50,189	$28,383	$13,556	$(26,953)

Net income (loss) per share attributable to CAI
common stockholders
Basic	$3.26	$2.60	$1.58	$0.76	$(1.55)
Diluted	$3.18	$2.55	$1.56	$0.76	$(1.55)

Weighted average shares outstanding
Basic	19,495	19,295	17,974	17,902	17,406
Diluted	19,945	19,693	18,203	17,902	17,406

Other Financial Data
EBITDA (unaudited)(1)	$151,821	$112,732	$59,548	$40,794	$61,824
Adjusted EBITDA (unaudited)(1)	160,579	118,812	64,881	46,326	68,387
Purchase of containers	524,354	491,780	204,565	31,284	189,600
Net proceeds from sale of container portfolios	10,320	24,886	12,367	5,840	99,773

Consolidated Balance Sheet Data

	As of December 31,
	2012		2011		2010	2009	2008

(Dollars in thousands)

Cash	$22,047	*	$14,677	*	$14,393	$14,492	$28,535
Rental equipment, net	1,210,234		841,847		530,939	299,340	310,397
Net investment in direct finance leases	85,554		37,749		11,834	12,620	20,111
Total assets	1,387,941		953,368		613,452	374,083	412,628
Debt	957,360		621,050		260,547	182,395	230,784
Total liabilities	1,041,096		704,632		415,778	244,985	298,838
Total CAI stockholders' equity	346,845		230,036		179,599	129,098	113,790
*Includes restricted cash of $4,376 and $599 at December 31, 2012 and 2011, respectively.

Selected Operating Data (unaudited):
Owned container fleet in TEUs (2)	704,417	470,401	347,973	235,082	243,408
Managed container fleet in TEUs (2)	359,133	458,254	478,608	507,681	534,553
	1,063,550	928,655	826,581	742,763	777,961
Owned railcar fleet in units (3)	1,456	-	-	-	-

Percentage of on-lease container fleet on long-term leases (4)	70.5%	78.7%	75.8%	75.7%	72.9%
Percentage of on-lease container fleet on short-term leases (4)	23.4%	17.4%	21.7%	21.5%	23.8%
Percentage of on-lease container fleet on finance leases	6.1%	3.9%	2.5%	2.8%	3.3%
	100.0%	100.0%	100.0%	100.0%	100.0%

Average Utilization rate (5)	94.2%	97.6%	94.8%	82.2%	94.3%

(1)
EBITDA is defined as net income before interest, income taxes, depreciation, amortization of intangible assets and impairment of goodwill. Adjusted EBITDA is EBITDA plus principal payments from direct finance leases (DFL). We believe adjusted EBITDA is helpful in understanding our past financial performance as a supplement to net income and other performance measures calculated in conformity with accounting principles generally accepted in the United States (GAAP). Our management believes that adjusted EBITDA is useful to investors in evaluating our operating performance because it provides a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies in our industry. EBITDA and adjusted EBITDA have limitations as analytical tools, which you should not consider in isolation or as substitutes for any measure reported under GAAP. Adjusted EBITDA’s usefulness as a performance measure as compared to net income is limited by the fact that EBITDA excludes the impact of interest expense, depreciation and amortization expense, goodwill impairment and taxes, and additionally excludes principal payments from DFL in the case of adjusted EBITDA. We borrow money in order to finance our operations; therefore, interest expense is a necessary element of our costs and ability to generate revenue. Similarly, our use of capital assets makes depreciation and amortization expense a necessary element of our costs and ability to generate income. In addition, since we are subject to state and federal income taxes, any measure that excludes tax expense has material limitations. Moreover, adjusted EBITDA is not calculated identically by all companies; therefore our presentation of adjusted EBITDA may not be comparable to similarly titled measures of other companies. Due to these limitations, we use adjusted EBITDA as a measure of performance only in conjunction with GAAP measures of performance, such as net income.

The following table provides a reconciliation of adjusted EBITDA to net income, the most comparable performance measure under GAAP (in thousands):

	Year Ended December 31,
	2012	2011	2010	2009	2008

Net income (loss) attributable to CAI common stockholders	$63,465	$50,189	$28,383	$13,556	$(26,953)
Net interest expense	28,787	16,127	5,169	4,301	9,117
Depreciation	48,849	34,078	21,064	17,452	16,332
Amortization of intangible assets	902	1,254	1,377	1,566	1,534
Impairment of goodwill	-	-	-	-	50,247
Income tax expense	9,818	11,084	3,555	3,919	11,547
EBITDA	151,821	112,732	59,548	40,794	61,824
Principal payments from direct finance leases	8,758	6,080	5,333	5,532	6,563
Adjusted EBITDA	$160,579	$118,812	$64,881	$46,326	$68,387

(2)
Reflects the total number of TEUs in our managed or owned container fleet, as applicable, as of the end of the period indicated, including units held for sale and units we have purchased but held at the manufacturer.

(3)	As of December 31, 2012, we had 1,296 railcars on long-term leases, a utilization rate of 89.0%.
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

(5)
Reflects the average number of TEUs in our container fleet on lease as a percentage of total TEUs available for lease. In calculating TEUs available for lease, we exclude units for sale and units held at the manufacturer that we have purchased.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those contained in or implied by any forward-looking statements. See “Special Note Regarding Forward-Looking Statements.” Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Item 1A. “Risk Factors.”

Overview

We are one of the world’s leading container and railcar leasing and management companies. We purchase equipment, which we lease primarily to container shipping lines, freight forwarders and others and either retain as part of our owned fleet or sell to container investors for whom we then provide management services. In operating our fleet, we lease, re-lease and dispose of equipment and contract for the repair, repositioning and storage of equipment. As of December 31, 2012, our container fleet comprised 1,063,550 TEUs, 66.2% of which represented our owned fleet and 33.8% of which represented our managed fleet.  In addition, we also own 1,456 railcars, which we lease in North America primarily to railroad transport companies.

Our business comprises two reportable segments for financial statement reporting purposes – equipment leasing and container management. Our equipment leasing segment revenue comprises rental revenue and finance lease income from our owned fleet, and our container management segment revenue comprises gain on sale of container portfolios and management fee revenue for managing containers for container investors.

Our equipment rental revenue depends primarily upon a combination of: (1) the number of containers and railcars in our owned fleet; (2) the utilization level of equipment in our owned fleet; and (3) the per diem rates charged under each equipment lease. The same factors in our managed fleet affect the amount of our management fee revenue. The number of TEUs in our fleet varies over time as we purchase new containers based on prevailing market conditions during the year, sell portfolios of containers to container investors and sell used containers to parties in the secondary resale market.

Our net income will fluctuate based, in part, upon changes in the proportion of our revenue from our two segments. We incur significantly lower operating expenses in connection with the revenues from our container management segment as compared to the operating expenses associated with revenues from our equipment leasing segment. In particular, we recognize an insignificant amount of operating expense in connection with our gain on sale of container portfolios in our container management segment. As a result, a change in the amount of revenue in our container management segment derived from the gain on sale of container portfolios will typically have a disproportionately larger impact on our net income than an equal change in the amount of revenue from our equipment leasing segment.

Key Metrics

Utilization. We measure container utilization on the basis of the average number of TEUs on lease expressed as a percentage of our total container fleet available for lease. We calculate TEUs available for lease by excluding containers that have been manufactured for us but have not been delivered and containers designated as held-for-sale units. Our utilization is primarily driven by the overall level of container demand, the location of our available containers and the quality of our relationships with container lessees. The location of available containers is critical because containers available in high-demand locations are more readily leased and are typically leased on more favorable terms than containers available in low-demand locations.

The container leasing market is highly competitive. As such, our relationships with our container lessees are important to ensure that container shipping lines continue to select us as one of their providers of leased containers. Our annual average fleet utilization rate for the year ended December 31, 2012 was 94.2% compared to 97.6% and 94.8% for the years ended December 31, 2011 and 2010, respectively. The decrease in our average fleet utilization from 2011 was primarily attributable to slower growth in world trade and an increase in the supply of containers. Our utilization rate may increase or decrease depending on future global economic conditions and the additional supply of new containers.

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

Revenue

Our revenue comprises rental revenue, management fee revenue, gain on sale of container portfolios and finance lease income.

Rental Revenue. We generate rental revenue by leasing our owned containers and railcars to container shipping lines and railroad companies, respectively.  Approximately 98% of our rental revenue is derived from rental of containers. Container rental revenue comprises monthly lease payments due under the lease agreements together with payments for other charges set forth in the leases, such as handling fees, drop-off charges and repair charges.

Management Fee Revenue. Management fee revenue is generated by our management services, which include the leasing, re-leasing, repair, repositioning, storage and disposition of containers. We provide these management services pursuant to management agreements with container investors that purchase portfolios of containers from us. Under these agreements, which have multiple year terms, we earn fees for the management of the containers and a commission, or a managed units’ sales fee, upon disposition of containers under management. Our management fees are calculated as a percentage of net operating income for each managed container, which is calculated as the lease payment and any other revenue attributable to a specific container owned by the container investor under a lease, minus operating expenses related to the container, excluding the container investor’s depreciation and financing expense. The management fee percentage varies based upon the type of lease and the terms of the management agreement. Management fee percentages for long-term leases are generally lower than management fee percentages for short-term leases because less management time is required to manage long-term leases. Managed units’ sales fees are equal to a fixed dollar amount or based upon a percentage of the sales price.

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

Operating Expenses

Our operating expenses are depreciation of rental equipment, amortization of intangible assets, storage, handling and other expenses applicable to our owned equipment, as well as marketing, general and administrative expenses for our total fleet.

We depreciate our containers on a straight line basis over a period ranging from 12 to 15 years to a fixed estimated residual value depending on the type of container (See Note 2(d) in our consolidated financial statements). We regularly assess both the estimated useful life of our containers and the expected residual values, and, when warranted, adjust our depreciation estimate accordingly. Railcar equipment is depreciated over its estimated useful life of between 40 and 43 years to its estimated residual value using the straight line method. Depreciation expense for rental equipment will vary over time based upon the number and the purchase price of our owned equipment.

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

Our operating expenses are offset by the gain on disposition of used rental equipment. This gain is the result of our sale of older used equipment in the secondary resale market and is the difference between: (1) the cash we receive for these units, less selling expenses; and (2) the net book value of the units.

Results of Operations

The following table summarizes our results of operations for the three years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenue
Rental revenue	$152,982	$106,694	$64,892
Management fee revenue	12,094	12,957	10,348
Gain on sale of container portfolios	1,256	2,345	614
Finance lease income	7,593	3,710	2,045
Total revenue	173,925	125,706	77,899
Operating expenses
Depreciation of rental equipment	48,352	33,633	20,807
Amortization of intangible assets	902	1,254	1,377
Gain on disposition of used rental equipment	(12,445)	(13,374)	(9,112)
Storage, handling and other expenses	9,402	5,513	6,170
Marketing, general and administrative expenses	24,658	21,009	21,218
Loss (gain) on foreign exchange	170	(354)	513
Total operating expenses	71,039	47,681	40,973

Operating income	102,886	78,025	36,926
Net interest expense	28,787	16,127	5,169

Net income before income taxes and non-controlling interest	74,099	61,898	31,757
Income tax expense	9,818	11,084	3,555

Net income	64,281	50,814	28,202
Net (income) loss attributable to non-controlling interest	(816)	(625)	181

Net income attributable to CAI common stockholders	$63,465	$50,189	$28,383

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenue. The above table shows the composition of our revenue. The following discussion explains the significant changes in the composition of our total revenue for the year ended December 31, 2012 compared to the year ended December 31, 2011:

Rental Revenue. Rental revenue increased $46.3 million, or 43%, to $153.0 million for the year ended December 31, 2012, from $106.7 million for the year ended December 31, 2011. This was primarily due to a $46.9 million increase in rental revenue attributable to a 44% increase in the average number of TEUs of owned containers on lease and $3.0 million of revenue from the lease of railcars by CAI Rail. The increase in rental revenue was partially offset by a $6.1 million decrease in rental revenue which resulted from a 6% decrease in average per diem rental rates during 2012.

Management Fee Revenue. Management fee revenue for the year ended December 31, 2012 was $12.1 million, a decrease of $0.9 million, or 7%, from $13.0 million for the year ended December 31, 2011. The decrease was primarily due to a 14% reduction in the size of the average on-lease managed container fleet, partially offset by an increase in arrangement fees earned by CAIJ, Inc. (CAIJ).

Gain on Sale of Container Portfolios. Gain on sale of container portfolios decreased $1.1 million to $1.3 million for the year ended December 31, 2012, a 46% decrease from a gain of $2.3 million for the year ended December 31, 2011. The decrease was due primarily to fewer containers sold to investors during the year ended December 31, 2012 compared to the year ended December 31, 2011.

Finance Lease Income. Finance lease income increased by $3.9 million, or 105%, to $7.6 million during the year ended December 31, 2012, from $3.7 million during the year ended December 31, 2011. The increase was primarily attributable to new finance lease contracts entered into during 2012.

Expenses.  The following discussion explains the significant changes in expenses for the year ended December 31, 2012 compared to the year ended December 31, 2011:

Depreciation of Rental Equipment. Depreciation of rental equipment increased by $14.7 million, or 44%, to $48.4 million for the year ended December 31, 2012, from $33.6 million for the year ended December 31, 2011. This increase was primarily attributable to a 42% increase in average TEUs of owned containers and the addition of railcar equipment, partially offset by a reduction in depreciation expense resulting from the increase in residual values and useful life of our containers effective January 1, 2012. We do not expect that the change in estimated residual values will have a material effect on the reported gain on disposition of equipment over the next several years since the equipment estimated to be sold during the coming years has already been substantially depreciated.  See Note 2(d) to our consolidated financial statements included in this Annual Report on Form 10-K.

Amortization of Intangible Assets.  Amortization of intangible assets decreased $0.4 million, or 28%, to $0.9 million for the year ended December 31, 2012, from $1.3 million for the year ended December 31, 2011. The decrease was due to certain intangible assets that became fully amortized during the third quarter of 2011.

Gain on Disposition of Used Rental Equipment. Gain on sale of used rental equipment decreased $0.9 million to $12.4 million for the year ended December 31, 2012, a 7% decrease from a gain of $13.4 million for the year ended December 31, 2011. The decrease was due primarily to a 9% reduction in the volume of used containers sold in the year ended December 31, 2012 compared to the year ended December 31, 2011, partially offset by higher margins on sales made in the year ended December 31, 2012.

Storage, Handling and Other Expenses. Storage, handling and other expenses increased by $3.9 million, or 71%, to $9.4 million for the year ended December 31, 2012, from $5.5 million for the year ended December 31, 2011. The decrease in utilization of our owned containers has resulted in more containers in storage during the year ended December 31, 2012 resulting in higher storage, handling, and other related charges. Additionally, we incurred increased repairs and maintenance costs relating to our railcars during the year ended December 31, 2012.

Marketing, General and Administrative Expense. MG&A expense increased by $3.7 million, or 17%, to $24.7 million for the year ended December 31, 2012, from $21.0 million for the year ended December 31, 2011. The increase was primarily due to a $1.7 million increase in personnel related costs, release of a $0.9 million bad debt reserve during the year ended December 31, 2011, and a $0.8 million increase in professional fees that were primarily associated with CAIJ’s investor transactions in the year ended December 31, 2012 and the formation of CAI Rail.

Loss (Gain) on Foreign Exchange. We recorded a loss of $0.2 million on foreign exchange transactions for the year ended December 31, 2012 compared to a gain of $0.4 million during the year ended December 31, 2011.  Gains and losses on foreign currency primarily occur when foreign denominated financial assets and liabilities are either settled or remeasured in U.S. dollars. The loss on foreign exchange for the year ended December 31, 2012 was primarily the result of the weakening of the U.S. dollar against foreign currencies, primarily the Euro.

Net Interest Expense. Net interest expense of $28.8 million for the year ended December 31, 2012 increased $12.7 million, or 79%, from $16.1million for the year ended December 31, 2011. The increase in net interest expense was due primarily to an increase in the average principal balance of our debt.

Income Tax Expense. Income tax expense of $9.8 million for the year ended December 31, 2012 decreased $1.3 million from $11.1 million for the year ended December 31, 2011. The effective tax rate for the year ended December 31, 2012 was 13.2% compared to an effective tax rate of 17.9% for the year ended December 31, 2011. The lower effective tax rate for the year ended December 31, 2012 was due primarily to a higher proportion of pretax income being generated by our foreign operations where income tax rates are lower than in the U.S.

Segment Information

The following table summarizes our results of operations for each of our business segments for the years ended December 31, 2012 and 2011 (dollars in thousands):

	Year Ended December 31		Change
	2012	2011	Amount	Percent
Equipment Leasing
Total revenue	$160,575	$110,404	$50,171	45%
Operating expenses	64,286	40,455	23,831	59
Interest expense	28,796	16,139	12,657	78
Net income before income taxes and non-controlling interest attributable to segment	$67,493	$53,810	$13,683	25
Container Management
Total revenue	$13,350	$15,302	$(1,952)	(13	) %
Operating expenses	6,753	7,226	(473)	(7)
Net income before income taxes and non-controlling interest attributable to segment	$6,597	$8,076	$(1,479)	(18)

Equipment Leasing. Total revenue from our equipment leasing segment increased $50.2 million, or 45%, to $160.6 million for the year ended December 31, 2012 from $110.4 million for the year ended December 31, 2011. The increase was primarily due to a $46.3 million increase in rental revenue resulting primarily from the increase in the average number of owned containers on lease and revenues from CAI Rail, and a $3.9 million increase in finance lease income.

Total operating expenses for the equipment leasing segment for December 31, 2012 increased $23.8 million, or 59%, to $64.3 million, from $40.5 million for the year ended December 31, 2011. The increase was primarily attributable to higher depreciation expense resulting from the increase in the number of owned containers, increase in storage, handling and other container related expenses as a result of a decrease in utilization, decrease in gain on sale of used rental equipment and an increase in MG&A expense.

Interest expense for the year ended December 31, 2012 increased $12.7 million, or 78%, to $28.8 million compared to $16.1 million for the year ended December 31, 2011. The increase in interest expense was primarily due to the increase in our average debt balance as we continued to increase our borrowings to finance our acquisition of additional rental equipment.

Container Management. Total revenue of $13.4 million from our container management segment for the year ended December 31, 2012 decreased $1.9 million, or 13%, from $15.3 million for the year ended December 31, 2011, mainly as a result of decreases in management fee revenue and gain on sale of container portfolios.

Total operating expenses for the container management segment decreased $0.5 million, or 7%, to $6.7 million for the year ended December 31, 2012, from $7.2 million for the year ended December 31, 2011 as a result of the reduction of MG&A expense allocated to the segment due to a decrease in the proportion of managed TEUs in the total fleet during 2012.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue. The following discussion explains the significant changes in the composition of our total revenue for the year ended December 31, 2011 compared to the year ended December 31, 2010:

Rental Revenue. Rental revenue increased $41.8 million, or 64%, to $106.7 million for the year ended December 31, 2011 from $64.9 million for the year ended December 31, 2010. This was primarily caused by an increase in revenue of $25.0 million attributable to a 39% increase in the average number of TEUs of owned containers on lease, and a $13.2 million increase due to a 20% increase in average per diem rental rates.

Management Fee Revenue. Management fee revenue for the year ended December 31, 2011 was $13.0 million, an increase of $2.7 million, or 25%, from $10.3 million for the year ended December 31, 2010. The increase in managed container utilization and average per diem rates, partially offset by a reduction in the size of the managed container fleet, resulted in higher profitability in most of our investors’ portfolios. In addition, we earned higher commissions on the sale of managed containers as a result of higher average selling prices during the year ended December 31, 2011.

Gain on Sale of Container Portfolios. Gain on sale of container portfolios of $2.3 million for the year ended December 31, 2011 was $1.7 million, or 282%, higher than the gain of $0.6 million recognized for the year ended December 31, 2010. The increase was due primarily to higher margins on containers sold to investors, partly offset by lower volumes of containers sold compared to the year ended December 31, 2010.

    Finance Lease Income. Finance lease income increased $1.7 million, or 81%, to $3.7 million for the year ended December 31, 2011, from $2.0 million for the year ended December 31, 2010, due primarily to higher interest income resulting from an increase in new finance lease contracts.

Operating Expenses. The following discussion explains the significant changes in expenses for the year ended December 31, 2011 compared to the year ended December 31, 2010:

Depreciation of Rental Equipment. Depreciation of rental equipment increased by $12.8 million, or 62%, to $33.6 million for the year ended December 31, 2011, from $20.8 million for the year ended December 31, 2010. This increase was primarily attributable to a 39% increase in average TEUs of owned containers, partly offset by the net impact of implementing higher estimated residual values in 2011. This change in estimated residual values reduced depreciation expense and increased our pre-tax income by approximately $3.5 million for the year ended December 31, 2011.

Amortization of Intangible Assets. Amortization expense relating to intangible assets for the year ended December 31, 2011 decreased $0.1 million, or 9%, to $1.3 million from $1.4 million for the year ended December 31, 2010. The decrease resulted primarily from certain contracts and customer relationships that have been fully amortized.

Gain on Disposition of Used Rental Equipment. Gain on disposition of used container equipment increased by $4.3 million, or 47%, to $13.4 million for the year ended December 31, 2011, from $9.1 million for the year ended December 31, 2010.  Although we sold 31% fewer containers during the year ended December 31, 2011 compared to the year ended December 31, 2010, the sales price and associated profit margin in 2011 were significantly higher.

Storage, Handling and Other Expenses. Storage, handling and other expenses declined by $0.7 million, or 11%, to $5.5 million for the year ended December 31, 2011, from $6.2 million for the year ended December 31, 2010. The increase in the average utilization rate of our owned containers resulted in lower storage and handling costs during the year ended December 31, 2011 compared to the year ended December 31, 2010.

Marketing, General and Administrative Expense (MG&A). MG&A expense for the year ended December 31, 2011 decreased $0.2 million, or 1%, to $21.0 million, compared to $21.2 million for the year ended December 31, 2010. The decrease was due primarily to a $0.9 million bad debt recovery, partly offset by an increase in travel related expense and personnel related costs.

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

Net Interest Expense. Net interest expense of $16.1 million for the year ended December 31, 2011 increased $11.0 million, or 212%, from $5.2 million during the year ended December 31, 2010. The increase in net interest expense resulted primarily from a higher average debt balance.

Income Tax Expense. Income tax expense for the year ended December 31, 2011 was $11.1 million, a $7.5 million, or 212%, increase from $3.6 million for the year ended December 31, 2010. For the year ended December 31, 2010, we recorded a $1.9 million benefit resulting from the release of an uncertain tax liability caused by the expiration of the statute of limitations for the period in which the liability was accrued. Without this reduction, income tax expense for the year ended December 31, 2010 would have been $5.5 million and the effective tax rate would have been 17.2%, which is slightly lower than the effective rate of 17.9% for the year ended December 31, 2011. The slightly higher effective tax rate for the year ended December 31, 2011 compared to the year ended December 31, 2010 is primarily attributable to an increase in pretax income arising from our U.S. operations.

Segment Information

The following table summarizes the results of operations for each of our business segments for the years ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31		Change
	2011	2010	Amount	Percent
Container Leasing
Total revenue	$110,404	$66,937	$43,467	65%
Operating expenses	40,455	34,937	5,518	16
Interest expense	16,139	5,278	10,861	206
Net income before income taxes and non-controlling interest attributable to segment	$53,810	$26,722	$27,088	101
Container Management
Total revenue	$15,302	$10,962	$4,340	40%
Operating expenses	7,226	6,036	1,190	20
Net income before income taxes and non-controlling interest attributable to segment	$8,076	$4,926	$3,150	64

Equipment Leasing. Total revenue from our equipment leasing segment increased $43.5 million, or 65%, to $110.4 million for the year ended December 31, 2011, from $66.9 million during the year ended December 31, 2010. This was primarily due to a $41.8 million, or 64%, increase in rental revenue, and a $1.7 million, or 81%, increase in finance lease income. The increase in rental revenue was primarily caused by an increase in revenue of $25.0 million attributable to a 39% increase in the average number of TEUs of owned containers on lease, and a $13.2 million increase due to a 20.3% increase in average per diem rental rates. Revenue from direct finance leases increased due primarily to the higher interest income resulting from the increase in new finance lease contracts.

Operating expenses for the equipment leasing segment increased $5.5 million, or 16%, to $40.5 million for the year ended December 31, 2011 from $34.9 million for the year ended December 31, 2010. The increase was primarily due to higher depreciation expense, partly offset by higher gain on disposition of used container equipment, decrease in MG&A expense and lower expenses that were directly allocated to the equipment leasing segment including storage, handling and repairs expenses and amortization of intangible assets.

Interest expense of $16.1 million for the year ended December 31, 2011 increased $10.9 million, or 206%, from $5.3 million during the year ended December 31, 2010. The increase in net interest expense resulted primarily from higher average debt balances.

Container Management. Total revenue of $15.3 million from our container management segment for the year ended December 31, 2011 was $4.3 million, or 40%, higher than the $11.0 million revenue we reported for this segment for the year ended December 31, 2010. Higher utilization and per diem rates for our managed containers resulted in increased profitability for our managed portfolios, generating higher management fee income. In addition, we recorded a gain on sale of container portfolios of $2.3 million for the year ended December 31, 2011, compared to $0.6 million for the year ended December 31, 2010.

Total operating expenses of $7.2 million for the container management segment for the year ended December 31, 2011 increased $1.2 million, or 20% from the year ended December 31, 2010. The increase was due primarily to the higher percentage of MG&A expense allocated to this segment.

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

We have typically funded a significant portion of the purchase price for new equipment through borrowings under our credit facilities. However, from time to time we have funded new equipment acquisitions through the use of working capital.

Revolving Credit Facilities

 (i)  We have a revolving credit facility with a consortium of banks to finance the acquisition of container rental equipment and for general working capital purposes. As of December 31, 2012, the maximum commitment under our revolving credit facility was $575.0 million, which may be increased to a maximum of $675.0 million under certain conditions described in the agreement.  As of December 31, 2012, we had an outstanding balance of $160.0 million and availability of $414.9 million under our revolving credit facility (net of $0.1 million in letters of credit), subject to our ability to meet the collateral requirements under the agreement governing the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

In addition, there is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to us. These credit commitments are part of, and not in addition to, the maximum credit commitment. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar Rate loans as defined in the revolving credit facility. As of December 31, 2012 the interest rate on our revolving credit facility was 3.0%. Our revolving credit facility will expire on September 25, 2014.

We intend to use our revolving credit facility primarily to fund the purchase of containers in the future. As of December 31, 2012, we had commitments to purchase $24.8 million of rental equipment and had rental equipment payable of $2.6 million. We have typically used our cash flow from operations and the proceeds from sales of container portfolios to container investors to repay our revolving credit facility. As we expand our owned fleet, our revolving credit facility balance will be higher and will result in higher interest expense. In addition to customary events of default, our revolving credit facility and term loans contain restrictive covenants, including limitations on certain liens, indebtedness and investments.  In addition, all of our facilities contain certain restrictive financial covenants.  The covenants require us to maintain (1) a maximum consolidated funded debt to consolidated tangible net worth ratio of 3.75:1.00; and (2) a minimum fixed charge coverage ratio of 1.20:1.00. We were in compliance with both covenants as of December 31, 2012.

(ii)  On June 7, 2012, we entered into a revolving credit agreement for CAI Rail with a consortium of banks to finance the acquisition of railcars. As of December 31, 2012, the maximum credit commitment under the revolving line of credit was $85.0 million.  Borrowings under this credit facility bear interest at a variable rate. For domestic base rate loans, the interest rate is equal to the highest of (i) the daily federal funds open rate as published by the Federal Reserve Bank of New York and (ii) the administrative agent’s published “Reference Rate”, in each case plus a margin ranging from 0.5% to 1.25% based on certain conditions.  For Eurodollar rate loans, the interest rate is equal to a LIBOR-based rate plus a margin ranging from 1.50% to 2.25% based on certain conditions. As of December 31, 2012, the average interest rate under the agreement was 2.5%.

As of December 31, 2012, the outstanding balance under CAI Rail’s revolving credit facility was $41.5 million. As of December 31, 2012, we had $43.5 million in availability under the facility, subject to our ability to meet the collateral requirements under the agreement governing the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

The agreement governing CAI Rail’s revolving credit facility contains various financial and other covenants. As of December 31, 2012, we were in compliance with the terms of the revolving credit facility. The revolving credit facility for CAI Rail will terminate on June 7, 2015.

Term Loan Facilities

 (i)  On August 20, 2009, we signed a $10.0 million five-year loan agreement with the Development Bank of Japan (DBJ). The loan is payable in 19 quarterly installments of $0.2 million starting October 31, 2009 and a final payment of $6.2 million on July 31, 2014. The loan bears a variable interest rate based on BBA LIBOR and is secured by container rental equipment that we own. The loan had a balance of $7.4 million and an interest rate of 2.7% as of December 31, 2012.

 (ii)  On December 20, 2010, we entered into a term loan agreement with a consortium of banks. Under this loan agreement, we were eligible to borrow up to $300.0 million, subject to certain borrowing conditions, which amount is secured by certain assets of our wholly owned foreign subsidiaries.  The loan agreement is an amortizing facility with a term of six years.  Quarterly payments of principal for the $185.0 million initially borrowed are $3.7 million each (i.e. 2.0% of the drawn amount) for the first 23 quarterly payment dates with a final payment of $99.9 million (54.0% of the drawn amount) due on December 20, 2016.  The quarterly payments of principal on the additional draw downs (each determined separately) are an amount equal to the product of (x) the quotient obtained by dividing 46.0% by the number of remaining scheduled principal payment dates as of the drawdown date and (y) the initial principal balance of such term loan. The loan bears a variable interest rate based on LIBOR for Eurodollar loans, and Base Rate for Base Rate loans.  The Base Rate is defined as the highest of (i) the federal funds rate plus 1/2 of 1.0%, (ii) the prime rate (as published in The Wall Street Journal), and (iii) the Eurodollar rate (for three-month loans) plus 1.0%. The proceeds from this borrowing were used to pay down part of our borrowings under the revolving credit facility. As of December 31, 2012, the loan had a balance of $255.6 million, of which $25.0 million is repayable within one year, and an average interest rate of 3.3%.

 (iii)  On April 11, 2012, we entered into a term loan agreement with a consortium of banks. The agreement initially provided for a five-year term loan of up to $60.0 million, subject to certain borrowing conditions, which amount is secured by certain of our assets.  The maximum commitment under the loan has been increased to $142.0 million as of December 31, 2012. The commitment under the loan may be increased to a maximum of $200.0 million, under certain conditions described in the agreement.  We primarily used the proceeds from this loan to repay outstanding amounts under our revolving credit facility. The outstanding principal amounts under the term loan bear interest at the rate of LIBOR plus 2.25%, amortized quarterly, and require quarterly payments equal to 1.75% multiplied by the outstanding principal amount at such time. As of December 31, 2012, this term loan had a balance of $139.2 million and an interest rate of 2.5%. All unpaid amounts outstanding are due and payable on April 11, 2017.

Other Debt Obligations

On September 9, 2011, our wholly-owned indirect subsidiary, CAL Funding I Limited, entered into a credit facility for $100.0 million of asset-backed warehouse notes.  The notes had a variable interest rate based on LIBOR during the initial two-year funding period.  The proceeds from the facility were used to finance equipment purchases. We repaid our asset-backed warehouse credit facility of $100.0 million on September 13, 2012 from the proceeds of our $103.0 million senior secured notes discussed below.  We cancelled this facility in January 2013.

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

On October 18, 2012, CAL Funding II Limited, a wholly owned indirect subsidiary of CAI, issued $171.0 million of 3.47% fixed rate asset-backed notes (Asset-Backed Notes).  Principal and interest on the Asset-Backed Notes is payable monthly commencing on November 26, 2012, and the Asset-Backed Notes mature in October 2027.  We used the proceeds from the Asset-Backed Notes to repay part of our borrowings under our revolving credit facility. As of December 31, 2012, the Asset-Backed Notes had a balance of $168.2 million.

As of December 31, 2012, we had collateralized financing obligations of $75.2 million (see Note 3 to our consolidated financial statements).  As of December 31, 2011, the debt related to our collateralized financing obligations was included in capital lease obligations in our consolidated balance sheet. The obligations had an average interest rate of 1.1% as of December 31, 2012 with maturity dates between June 2014 and November 2016. The debt is secured by a pool of containers covered under the financing arrangements.

Our capital leases are denominated in U.S. Dollars and Euros, are financed by various European banks and financial institutions and secured by their underlying assets. As of December 31, 2012, our capital lease obligations totaled $7.3 million, with interest rates averaging 2.6%.

Securities Registration

On April 15, 2011, we filed a universal shelf registration statement on Form S-3 with the SEC which was declared effective by the SEC on May 31, 2011. Under this shelf registration statement, we may sell various debt and equity securities, or a combination thereof, to be offered from time-to-time up to an aggregate offering price of $250.0 million for all securities, and the selling stockholders may sell up to 2,500,000 shares of common stock in one or more offerings. Pursuant to this registration, we sold 2,757,170 shares of our common stock in December 2012 at $19.85 per share and raised approximately $51.5 million (net of commissions and other expenses related to the offering). We used the proceeds from the sale of our common stock to repay part of our senior revolving credit facility.

Cash Flow

The following table sets forth certain cash flow information for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31, 2012
	2012	2011	2010

Net income	$64,281	$50,814	$28,202
Adjustments to income	42,549	21,291	14,222
Net cash provided by operating activities	106,830	72,105	42,424
Net cash used in investing activities	(461,219)	(430,137)	(157,208)
Net cash provided by financing activities	358,083	358,048	115,020
Effect on cash of foreign currency translation	(101)	(331)	(335)
Net decrease in cash	3,593	(315)	(99)
Cash at beginning of year	14,078	14,393	14,492
Cash at end of year	$17,671	$14,078	$14,393

Operating Activities Cash Flows

Net cash provided by operating activities of $106.8 million for the year ended December 31, 2012 increased $34.7 million from $72.1 million for the year ended December 31, 2011. The increase was primarily due to a $34.9 million increase in net income as adjusted for non-cash items such as depreciation and amortization, partially offset by movements in net working capital. Net working capital increased by $3.7 million in the year ended December 31, 2012, compared to $3.6 million in the year ended December 31, 2011.

Net cash provided by operating activities of $72.1 million for the year ended December 31, 2011 increased $29.7 million from $42.4 million for the year ended December 31, 2010. The increase was due to a $30.2 million increase in net income as adjusted for non-cash items such as depreciation and amortization, partially offset by movements in net working capital.

Investing Activities Cash Flows

Net cash used in investing activities increased $31.1 million to $461.2 million for the year ended December 31, 2012 from $430.1 million for the year ended December 31, 2011. The increase in cash usage was primarily attributable to a $32.6 million increase in the purchase of containers and a $14.6 million decrease in net proceeds from the sale of container portfolios to investors, partially offset by a $13.5 million increase in net proceeds from the sale of used container equipment.

Net cash used in investing activities increased $272.9 million to $430.1 million for the year ended December 31, 2011 from $157.2 million for the year ended December 31, 2010. The increase in cash usage was primarily attributable to a $287.2 million increase in the purchase of containers, partially offset by a $12.5 million increase in net proceeds from the sale of container portfolios.

Financing Activities Cash Flows

Net cash provided by financing activities of $358.1 million for the year ended December 31, 2012 was essentially unchanged compared to the year ended December 31, 2011. For the year ended December 31, 2012, we received $51.5 million from the sale and issuance of 2,757,170 shares of our common stock and used the proceeds to repay part of our revolving credit facility. We also increased borrowings under our credit facilities by approximately $477.0 million and increased repayments of bank debt by $501.3 million. We used the proceeds from bank borrowings to finance our acquisition of containers.

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

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments by due date as of December 31, 2012 (in thousands):

		Payments Due by Period
		Less than		1-2	2-3	3-4	4-5	More than
	Total	1 year		years	years	years	years	5 years
Total debt obligations
Revolving credit facilities	$201,469	$-		$160,000	$41,469	$-	$-	$-
Term loans	402,215	35,704	x	41,504	34,904	190,663	99,440	-
Senior secured notes	103,000	8,240	x	8,240	8,240	7,175	6,110	64,995
Asset backed note	168,150	17,100	x	17,100	17,100	17,100	17,100	82,650
Collateralized financing obligations	75,200	-		-	64,850	10,350	-	-
Capital lease obligations	7,325	2,242	x	1,793	1,391	840	560	499
Interest on debt and capital lease obligations	117,589	28,260	x	24,803	20,725	16,345	7,840	19,616
Rental equipment payable	2,383	2,383		-	-	-	-	-
Rent, office facilities and equipment	5,736	1,416		1,285	1,102	1,063	866	4
Equipment purchase commitments	24,763	24,763		-	-	-	-	-
Total contractual obligations	$1,107,830	$120,108		$254,725	$189,781	$243,536	$131,916	$167,764

(1)
Our estimate of interest expense commitment includes $10.7 million relating to our revolving credit facilities, $41.6 million relating to our term loans, $33.3 million relating to our senior secured notes, $28.9 million relating to our asset backed notes, $2.6 million relating to our collateralized financing obligations and $0.4 million relating to our capital lease obligations. The calculation of interest commitment related to our debt assumes the following weighted average interest rates as of December 31, 2012:  revolving credit facilities, 2.9%; term loans, 3.0%; senior secured notes, 4.9%; asset backed note, 3.5%; collateralized financing obligations, 1.1%; and capital lease obligations, 2.6%. These calculations assume that interest rates will remain at the same level over the next five years. We expect that interest rates will vary over time based upon fluctuations in the underlying indexes upon which these interest rates are based.

See Note 7 to our consolidated financial statements included in this filing for a description of the terms of our revolving credit facilities, term loans, asset based notes and capital lease obligations.

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no off-balance sheet arrangements or obligations other than noted below. An off-balance sheet arrangement includes any contractual obligation, agreement or transaction arrangement involving an unconsolidated entity under which we would have: (1) retained a contingent interest in transferred assets; (2) an obligation under derivative instruments classified as equity; (3) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing, hedging or research and development services with us; or (4) made guarantees.

We transferred ownership of dry van containers to Japanese container funds that were established by Japan Investment Adviser Co., Ltd. (JIA) and CAIJ, Inc. (CAIJ). CAIJ is an 80%-owned subsidiary of CAI with the remaining 20% owned by JIA. JIA is owned and controlled by a Managing Director of CAIJ. Prior to the purchase of containers from us, the purchasing entities had received contributions from unrelated Japanese investors, under separate Japanese investment agreements allowed under Japanese commercial laws. The contributions were used to purchase container equipment from us. Under the terms of the agreement, the CAI related Japanese entities will manage each of the investments but may outsource all or part of each operation to a third party. Pursuant to its services agreements with investors, the Japanese container funds have outsourced the general management of their operations to CAIJ. The Japanese container funds have also entered into container management service agreements and financing arrangements where the terms of the transactions provide us with an option to purchase the containers at a fixed price. If we decide to exercise our purchase options and resell the containers to a third party, then we would realize any profit from the sale. During the third quarter of 2012, we purchased all the container equipment legally owned by two consolidated Japanese VIEs. As we previously consolidated these two Japanese VIEs, the purchase of containers was considered a repurchase of the non-controlling interest for accounting purposes. See Notes 3 and 12 to our consolidated financial statements included in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect reported amounts of assets and liabilities, the reported amounts of income and expense during the reporting period and the disclosure of contingent assets and liabilities as of the date of the financial statements. We have identified the policies and estimates below as critical to our business operations and the understanding of our results of operations. These policies and estimates are considered critical due to the existence of uncertainty at the time the estimate is made, the likelihood of changes in estimates from period to period and the potential impact that these estimates can have on our financial statements. Significant items subject to such estimates and assumptions include revenue recognition, valuation allowances for receivables, the carrying amount of rental equipment, the residual values and lives of rental equipment, the carrying amount and lives of intangible assets, share based payments and income taxes. The following accounting policies and estimates include inherent risks and uncertainties related to judgments and assumptions made by us. Our estimates are based on the relevant information available at the end of each period. Actual results could differ from those estimates.

Revenue Recognition

We provide a range of services to our customers incorporating rental, sale and management of container equipment. Revenue for all forms of service is recognized when earned following the guidelines under FASB ASC 605, Revenue Recognition and ASC 840, Leases. Revenue is reported net of any related sales tax.

Rental Revenue. We recognize revenue from operating leases of our owned equipment as earned over the term of the lease. Where minimum lease payments vary over the lease term, revenue is recognized on a straight-line basis over the term of the lease. We cease recognition of lease revenue if and when a lessee defaults in making timely lease payments or we otherwise determine that future lease payments are not likely to be collected from the lessee. Our determination of the collectability of future lease payments is made by management on the basis of available information, including the current creditworthiness of lessees, historical collection results and review of specific past due receivables. If we experience unexpected payment defaults from our lessees, we will cease revenue recognition for those leases, which will reduce rental revenue.

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

Management Fee Revenue and Gain on Sale of Container Portfolios. In addition to leasing owned equipment, we sell portfolios of containers to container investors. After the date of sale, we generally manage the containers sold to these container investors. As these arrangements contain multiple deliverables (the sale of an asset followed by the provision of management services), we evaluate if the sale of the container and the management services are separate units of accounting thereby requiring revenue to be recognized separately for each part of the arrangement. We determine if revenue arrangements with multiple deliverables should be considered separate units of accounting if the deliverables meet both of the following criteria:

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

Consolidation of Container Funds

We regularly perform a review of our container fund arrangements with our investors to determine whether a fund is a variable interest entity (VIE) and whether we have a variable interest that provides us with a controlling financial interest and are the primary beneficiary of the VIE in accordance with ASC 810, Consolidation. If the fund is determined to be a VIE, our analysis identifies the primary beneficiary of the VIE as the entity that meets both of the following criteria under Paragraph 14A of ASC 810:

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

Accounting for Rental Equipment

Accounting for rental equipment includes depreciation and impairment testing.

Depreciation.  When we acquire equipment, we record its cost on our balance sheet. We then depreciate the equipment over its estimated useful life (which represents the number of years we expect to be able to lease the equipment) to its estimated residual value (which represents the amount we estimate we will recover upon the sale or other disposition of the equipment at the end of its useful life) using the straight line method of depreciation. Our estimates of useful life are based on our actual experience with our owned fleet, and our estimates of residual value are based on a number of factors including disposal price history.

 During the first quarter of 2012, we completed a review of historical disposal experience relating to our fleet of container equipment and concluded that the estimated residual values and depreciable lives used in depreciation calculations should be amended effective January 1, 2012. The following table shows the current and prior residual values and depreciable lives that we adopted for each type of equipment:

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

The above changes reduced our depreciation expense by approximately $9.5 million for the year ended December 31, 2012, which included the impact of lower depreciation on equipment that we purchased during 2012.

 Railcar equipment is depreciated over its estimated useful life of between 40 and 43 years to its estimated residual value using the straight-line method.

Impairment. We regularly evaluate our equipment to determine whether there has been any event that would cause its book value to be impaired. Any such impairment would be expensed in our results of operations. Impairment exists when the future undiscounted cash flows generated by an asset are less than the net book value of that asset. If impairment exists, the equipment is written down to its fair value.

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

Stock-Based Compensation

We calculate the value of stock options granted to employees and directors using the Black-Scholes-Merton option pricing model using certain assumptions of volatility, risk free interest rate, expected term and dividend yield. As we have limited historical data, the expected option term is calculated using the simplified method. The fair value of restricted shares of common stock granted to management employees was their market price on the date of grant. The resulting values for stock options and restricted shares of common stock are amortized on a straight-line basis over their vesting periods and recorded as compensation expense.

All of our stock options have a contractual term of 10 years and vest over four years for the employees and one year for the independent directors. As of December 31, 2012, there were 1,335,680 stock options outstanding for employees and outside directors.

In addition to stock options, in 2007 we granted certain employees restricted shares of common stock. The restricted shares of common stock granted to employees had a vesting period of three years from the date of grant. All shares of restricted common stock granted to employees were fully vested during the year ended December 31, 2010, except shares that were forfeited by employees who left the Company prior to the vesting period.

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

Foreign Exchange Rate Risk.  Although we have significant foreign-based operations, the U.S. Dollar is our primary operating currency. Thus, most of our revenue and expenses are denominated in U.S. Dollars. We have equipment sales in British Pound Sterling, Euros and Japanese Yen and incurred overhead costs in foreign currencies, primarily in British Pound Sterling and Euros. CAI Consent Sweden AB, one of our wholly-owned subsidiaries, has significant amounts of revenue as well as expenses denominated in Euros and Swedish Krone. During the year ended December 31, 2012, the U.S. Dollar decreased in value in relation to other major foreign currencies (such as the Euro and British Pound Sterling). The decrease in the U.S. Dollar has increased our revenues and expenses denominated in foreign currencies. The decrease in the value of the U.S. Dollar relative to foreign currencies will also result in U.S. dollar denominated assets held at some of our foreign subsidiaries to decrease in value relative to the foreign subsidiaries’ local currencies. For the year ended December 31, 2012, we recognized a loss on foreign exchange of $0.2 million.

Interest Rate Risk. The nature of our business exposes us to market risk arising from changes in interest rates to which our variable-rate debt is linked. As of December 31, 2012, the principal amount of debt outstanding under the variable-rate arrangement of our revolving credit facilities was $201.5 million.  In addition, at December 31, 2012, we had balances on our variable rate term loans of $402.2 million.

A 1.0% increase or decrease in underlying interest rates for these obligations will increase or decrease interest expense by approximately $6.0 million annually assuming debt remains constant at December 31, 2012 levels.

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

Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon their evaluation of these disclosure controls and procedures, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed with the participation of our principal executive officer and principal financial officer or persons performing similar functions to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

As of December 31, 2012, our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has determined that our internal control over financial reporting is effective as of December 31, 2012.

KPMG LLP, the independent registered public accounting firm that audited our 2012 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CAI International, Inc.:

We have audited CAI International, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CAI International, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and the related financial statement schedule II, and our report dated February 27, 2013 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

San Francisco, CA
February 27, 2013

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference from our definitive proxy statement for our 2013 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2012.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from our definitive proxy statement for our 2013 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference from our definitive proxy statement for our 2013 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from our definitive proxy statement for our 2013 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2012.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference from our definitive proxy statement for our 2013 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2012.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements.

The following financial statements are included in Item 8 of this report:

(a)(2)	Financial Statement Schedules.

The following financial statement schedule for the Company is filed as part of this report:

Schedule II—Valuation Accounts	76

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Consolidated Financial Statements or notes thereto.

(a)(3)	List of Exhibits.

The exhibits set forth on the accompanying Exhibit Index immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.	77

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CAI International, Inc.:

We have audited the accompanying consolidated balance sheets of CAI International, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CAI International, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CAI International, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Francisco, CA
February 27, 2013

CAI INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	December 31,	December 31,
	2012	2011
Assets
Current assets
Cash	$17,671	$14,078
Accounts receivable (owned fleet), net of allowance for doubtful accounts of $794 and $819 at December 31, 2012 and 2011, respectively	32,627	26,381
Accounts receivable (managed fleet)	19,131	19,054
Current portion of direct finance leases	10,625	6,158
Prepaid expenses	11,952	7,079
Deferred tax assets	2,189	1,968
Other current assets	919	185
Total current assets	95,114	74,903
Restricted cash	4,376	599
Rental equipment, net of accumulated depreciation of $147,654 and $109,336 at December 31, 2012 and 2011, respectively	1,210,234	841,847
Net investment in direct finance leases	74,929	31,591
Furniture, fixtures and equipment, net of accumulated depreciation of $1,254 and $1,006 at December 31, 2012 and 2011, respectively	1,847	2,095
Intangible assets, net of accumulated amortization of $7,447 and $6,519 at December 31, 2012 and 2011, respectively	1,441	2,333
Total assets	$1,387,941	$953,368

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$5,985	$3,536
Accrued expenses and other current liabilities	8,465	5,761
Due to container investors	18,589	20,113
Unearned revenue	7,893	6,786
Current portion of debt	61,044	25,764
Current portion of capital lease obligations	2,242	3,792
Rental equipment payable	2,561	13,301
Total current liabilities	106,779	79,053
Debt	888,990	575,014
Deferred income tax liability	40,051	33,816
Capital lease obligations	5,084	16,480
Income taxes payable	192	269
Total liabilities	1,041,096	704,632

Stockholders' equity
Common stock: par value $.0001 per share; authorized 84,000,000 shares; issued and outstanding 22,052,529 and 19,295,359 shares at December 31, 2012 and 2011, respectively	2	2
Additional paid-in capital	181,063	128,183
Accumulated other comprehensive loss	(2,917)	(3,381)
Retained earnings	168,697	105,232
Total CAI stockholders' equity	346,845	230,036
Non-controlling interest	-	18,700
Total stockholders' equity	346,845	248,736
Total liabilities and stockholders' equity	$1,387,941	$953,368

See accompanying notes to consolidated financial statements.

CAI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenue
Rental revenue	$152,982	$106,694	$64,892
Management fee revenue	12,094	12,957	10,348
Gain on sale of container portfolios	1,256	2,345	614
Finance lease income	7,593	3,710	2,045
Total revenue	173,925	125,706	77,899

Operating expenses
Depreciation of rental equipment	48,352	33,633	20,807
Amortization of intangible assets	902	1,254	1,377
Gain on disposition of used rental equipment	(12,445)	(13,374)	(9,112)
Storage, handling and other expenses	9,402	5,513	6,170
Marketing, general and administrative expense	24,658	21,009	21,218
Loss (gain) on foreign exchange	170	(354)	513
Total operating expenses	71,039	47,681	40,973

Operating income	102,886	78,025	36,926

Interest expense	28,796	16,139	5,278
Interest income	(9)	(12)	(109)
Net interest expense	28,787	16,127	5,169

Net income before income taxes and non-controlling interest	74,099	61,898	31,757
Income tax expense	9,818	11,084	3,555

Net income	64,281	50,814	28,202
Net (income) loss attributable to non-controlling interest	(816)	(625)	181

Net income attributable to CAI common stockholders	$63,465	$50,189	$28,383
Net income per share attributable to CAI common stockholders
Basic	$3.26	$2.60	$1.58
Diluted	$3.18	$2.55	$1.56

Weighted average shares outstanding
Basic	19,495	19,295	17,974
Diluted	19,945	19,693	18,203

See accompanying notes to consolidated financial statements.

CAI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2012	2011	2010

Net income	$64,281	$50,814	$28,202
Other comprehensive income, net of tax:
Foreign currency translation adjustments	464	(871)	(1,262)
Comprehensive income	64,745	49,943	26,940
Comprehensive (income) loss attributable to non-controlling interest	(816)	(625)	181
Comprehensive income attributable to CAI common stockholders	$63,929	$49,318	$27,121

See accompanying notes to consolidated financial statements.

CAI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

						Accumulated
			Additional		Non-	Other
	Common Stock		Paid-In	Retained	Controlling	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Interest	Income (Loss)	Equity

Balances as of December 31, 2009	17,917	$2	$103,684	$26,660	$-	$(1,248)	$129,098
Net income (loss)	-	-	-	28,383	(181)	-	28,202
Foreign currency translation adjustment	-	-	-	-	-	(1,262)	(1,262)
Contributions from non-controlling interest	-	-	-	-	18,256	-	18,256
Issuance of common stock, net of underwriting discount and offering expenses	1,381	-	22,353	-	-	-	22,353
Payment of income tax withheld on vested restricted stock	(3)	-	(42)	-	-	-	(42)
Stock based compensation	-	-	1,069	-	-	-	1,069
Balances as of December 31, 2010	19,295	2	127,064	55,043	18,075	(2,510)	197,674
Net income	-	-	-	50,189	625	-	50,814
Foreign currency translation adjustment	-	-	-	-	-	(871)	(871)
Stock based compensation	-	-	1,119	-	-	-	1,119
Balances as of December 31, 2011	19,295	2	128,183	105,232	18,700	(3,381)	248,736
Net income	-	-	-	63,465	816	-	64,281
Foreign currency translation adjustment	-	-	-	-	-	464	464
Deconsolidation of non-controlling interest	-	-	49	-	(19,516)	-	(19,467)
Issuance of common stock, net of underwriting discount and offering expenses	2,757	-	51,543	-	-	-	51,543
Stock based compensation	-	-	1,288	-	-	-	1,288
Balances as of December 31, 2012	22,052	$2	$181,063	$168,697	$-	$(2,917)	$346,845

See accompanying notes to consolidated financial statements.

CAI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income	$64,281	$50,814	$28,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	48,849	34,078	21,064
Amortization of debt issuance costs	2,643	1,421	641
Amortization of intangible assets	902	1,254	1,377
Stock-based compensation expense	1,288	1,119	1,069
Loss (gain) on foreign exchange	244	(215)	640
Gain on sale of container portfolios	(1,256)	(2,345)	(614)
Gain on disposition of used rental equipment	(12,445)	(13,374)	(9,112)
Reduction of income tax reserve	-	-	(2,027)
Deferred income taxes	6,014	3,883	3,069
Restructuring charges	-	-	107
Bad debt expense (recovery)	29	(936)	1,063
Changes in other operating assets and liabilities:
Accounts receivable	(10,492)	(3,842)	(10,390)
Prepaid expenses and other assets	(1,814)	1,406	3,423
Accounts payable, accrued expenses and other current liabilities	9,016	933	(3,754)
Due to container investors	(1,524)	(3,170)	6,104
Unearned revenue	1,095	1,079	1,562
Net cash provided by operating activities	106,830	72,105	42,424
Cash flows from investing activities
Purchase of rental equipment	(524,354)	(491,780)	(204,565)
Net proceeds from sale of container portfolios	10,320	24,886	12,367
Net proceeds from disposition of used rental equipment	44,306	30,824	31,922
Purchase of furniture, fixtures and equipment	(249)	(147)	(2,265)
Receipt of principal payments from direct financing leases	8,758	6,080	5,333
Net cash used in investing activities	(461,219)	(430,137)	(157,208)
Cash flows from financing activities
Net proceeds from issuance of common stock	51,543	-	22,353
Proceeds from debt	1,035,381	558,401	135,800
Principal payments on debt	(699,161)	(197,901)	(56,394)
(Repurchase of) contributions from noncontrolling interest	(19,467)	-	18,256
Debt issuance costs	(6,436)	(1,853)	(4,995)
Increase in restricted cash	(3,777)	(599)	-
Net cash provided by financing activities	358,083	358,048	115,020
Effect on cash of foreign currency translation	(101)	(331)	(335)
Net increase (decrease) in cash	3,593	(315)	(99)
Cash at beginning of the period	14,078	14,393	14,492
Cash at end of the period	$17,671	$14,078	$14,393

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$3,312	$6,983	$2,206
Interest	24,087	12,475	3,964
Supplemental disclosure of non-cash investing and financing activity
Transfer of rental equipment to direct finance lease	$56,426	$31,158	$5,874
Transfer of rental equipment off direct finance lease	-	-	1,286
Rental equipment purchase funded by offset to accounts receivable	-	-	1,764
Payment of revolving credit facility from term loan	20,000	-	185,000

See accompanying notes to consolidated financial statements.

CAI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	The Company and Nature of Operations

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

The consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries, and its 80% owned subsidiary, CAIJ, Inc. (CAIJ). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company regularly performs a review of its container fund arrangements with investors that it manages for investors to determine whether a fund is a variable interest entity (VIE) and whether the Company has a variable interest that provides it with a controlling financial interest and is the primary beneficiary of the VIE in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810, Consolidation. If the fund is determined to be a VIE, a further analysis is performed to determine if the Company is a primary beneficiary of the VIE and meets both of the following criteria under Paragraph 14A of ASC 810:

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

CAI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(d)	Rental equipment

The Company depreciates its rental equipment over its estimated useful life to its estimated fixed residual value using the straight line method of depreciation. During the first quarter of 2012, the Company completed a review of historical disposal experience relating to its fleet of container equipment and concluded that the estimated residual values and depreciable lives used in its depreciation calculations should be amended effective January 1, 2012. The following table shows the current and prior residual values and depreciable lives that the Company adopted for each type of equipment:

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

The above changes reduced the Company’s depreciation expense by approximately $9.5 million, which included the impact of lower depreciation on equipment purchased during 2012, increased net income by approximately $8.3 million and increased diluted earnings per share by $0.41 for the year ended December 31, 2012.

 Railcar equipment is depreciated over its estimated useful life of between 40 and 43 years, to its estimated residual value using the straight-line method.

(e)	Impairment of Long-Lived Assets

The Company’s rental equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

(f)	Intangible Assets

Intangible assets with definite useful lives are reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. The Company currently amortizes intangible assets on a straight-line basis over their estimated useful lives as follows:

Trademarks	1-10 years
Contracts-third party	7 years
Contracts and customer relationships-owned equipment	5-7 years

(g)	Finance Leases

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

CAI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(j)	Accounts Receivable (Owned Fleet)

Amounts billed under operating leases for equipment owned by the Company are recorded in accounts receivable (owned fleet). The Company estimates an allowance for doubtful accounts for accounts receivable it does not consider fully collectible. The allowance for doubtful accounts is developed based on two key components: (1) specific reserves for receivables which are impaired for which management believes full collection is doubtful; and (2) a general reserve for estimated losses inherent in the receivables. The general reserve is estimated by applying certain percentages to receivables that have not been specifically reserved, ranging from 1.0% on accounts that are one to thirty days overdue, to 100% on accounts that are one year overdue. The allowance for doubtful accounts is reviewed regularly by management and is based on the risk profile of the receivables, credit quality indicators such as the level of past due amounts and non-performing accounts and economic conditions. Changes in economic conditions or other events may necessitate additions or deductions to the allowance for doubtful accounts. The allowance is intended to provide for losses inherent in the owned fleet’s accounts receivable, and requires the application of estimates and judgments as to the outcome of collection efforts and the realization of collateral, among other things.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records penalties and interest related to unrecognized tax benefits within income tax expense. (See Note 9)

(m)	Revenue Recognition

The Company provides a range of services to its customers incorporating rental, sale and management of equipment. Revenue for all forms of service is recognized when earned following the guidelines under FASB ASC 605, Revenue Recognition and FASB ASC 840, Leases. Revenue is reported net of any related sales tax.

Rental Revenue

Rental revenue arises from renting equipment owned by the Company to various lessees. Rental agreements are typically leases with a fixed term of between one and eight years or short-term master lease agreements where there is no term and the equipment can be returned at any time without penalty. Revenue is recorded on an accrual basis for master lease agreements as these agreements have no fixed term. For long-term leases, revenue is recorded on a straight-line basis when earned according to the terms of the rental contracts. These contracts are classified as operating leases. Early termination of the rental contracts subjects the lessee to a penalty, which is included in rental revenue upon such termination.

Included in rental revenue is revenue consisting primarily of fees charged to the lessee for handling, delivery, repairs, and fees relating to the Company’s damage protection plan, which are recognized as earned.

Management Fee Revenue and Gain on Sale of Container Portfolios

In addition to renting equipment, the Company sells leased container portfolios to investor groups. After the date of sale, the Company generally manages the container assets sold to the investor group. The Company has determined that the two deliverables under the arrangements, the sale of the container and the management services, are separate units of accounting, thus revenue is recognized for each unit.

In accordance FASB ASU 2009-13, Multiple Deliverable Revenue Arrangements, the Company determines if revenue arrangements with multiple deliverables should be considered separate units of accounting if the deliverables meet both of the following criteria:

a.
The delivered item(s) has value to the customer on a standalone basis, that is, it can be sold separately by any vendor or the customer could resell the delivered items on a standalone basis. In the context of the customer’s ability to resell the delivered items, this criterion does not require the existence of an observable market for the deliverable.

CAI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Company recognizes revenue from management fees earned under equipment management agreements as earned on a monthly basis. Management fees are typically a percentage of net operating income of each investor group’s fleet calculated on an accruals basis. Included in the Company’s balance sheet are accounts receivable from the managed fleet which are uncollected lease billings related to managed equipment. With the exception of containers managed under pooling agreements, all direct costs (storage, repairs, repositioning etc.) are charged to investors on a specific-identification basis or allocated basis. The Company’s financial statements include accounts payable and accruals of expenses related to managed equipment. The net amount of rentals billed less expenses payable, less management fees, is recorded in amounts due to container investors on the balance sheet.

(n)	Stock-Based Compensation

The Company has granted stock options to certain directors and employees under its 2007 Equity Incentive Plan. The Company accounts for stock-based compensation in accordance with FASB ASC 718, Compensation – Stock Compensation, which requires that compensation cost related to stock-based compensation be recognized in the financial statements.  The cost is measured at the date the award is granted based on the fair value of the award calculated using the Black-Scholes-Merton option pricing model. The stock-based compensation expense is recognized over the vesting period of the grant. (See Note 8)

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

In June 2011, the FASB issued guidance to increase the prominence of other comprehensive income in financial statements. Under this guidance, an entity has the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The option to present other comprehensive income in the statement of changes in equity has been eliminated. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The implementation of the accounting guidance did not have a material effect on the Company’s consolidated financial statements.

(3)	Consolidation of Variable Interest Entities as a Non-Controlling Interest

The Company currently enters into two types of container fund arrangements with investors which are reviewed under ASC 810, Consolidation. These arrangements include container funds that the Company manages for investors and container funds that have entered into financing arrangements with investors. Included among several of the funds that the Company manages, and all of the funds under financing arrangements, are Japanese container funds that were established by a related party under separate investment agreements allowed under Japanese commercial laws (see Note 12). Each of the funds is financed by unrelated Japanese third party investors.

Managed Container Funds

All container funds under management by the Company are considered VIEs because as manager of the funds, the Company has the power to direct the activities that most significantly impact the entity’s economic performance including the leasing and managing of containers owned by the funds. With the exception of two specific Japanese funds established in September 2010, the fees earned for arranging, managing and establishing the funds are not significant to the expected returns of the funds so the Company does not have a variable interest in the funds. The rights to receive benefits and obligations to absorb losses that could potentially be significant to the funds belong to the third party investors, so the Company concluded that it is not the primary beneficiary of the funds. With the exception of the sale of containers to the two Japanese funds established in September 2010, the Company recognizes gain on sale of containers to the unconsolidated VIEs as sales in the ordinary course of business. For the years ended December 31, 2012, 2011 and 2010, the Company sold $10.3 million, $24.9 million and $12.4 million, respectively, of container portfolios to the Japanese VIEs and recognized gains on sale of $1.3 million, $2.3 million and $0.6 million, respectively.

CAI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

                   During the third quarter of September 30, 2012, the Company terminated its management agreements with the two Japanese VIEs and purchased all the container equipment legally owned by them.  As the Company previously consolidated these two Japanese VIEs, the purchase of the containers was considered a repurchase of the non-controlling interest for accounting purposes.  The Company paid cash of $15.3 million and contributed cash and other assets from the two Japanese VIEs of $4.2 million in consideration for the non-controlling interest of $19.5 million. No gain or loss was recognized by the Company upon the repurchase of the non-controlling interest and subsequent deconsolidation of the two Japanese VIEs.   The results of the VIEs’ operations have been included in the Company’s consolidated statements of income until the date of deconsolidation.  Net income of $0.8 million, $0.6 million and net loss of $0.2 million, attributable to the two Japanese funds, is presented as net income or loss attributable to non-controlling interest in the Company’s consolidated statements of income for the years ended December 31, 2012, 2011 and 2010, respectively.

Collateralized Financing Obligations

During the years ended December 31, 2012 and 2011, the Company transferred container portfolios to Japanese investor funds while concurrently entering into lease agreements for the same containers, under which the Company will lease the containers back from the Japanese investors.  In accordance with ASC 840, Sale-Leaseback Transactions, the Company concluded these were financing transactions under which sale-leaseback accounting was not applicable.

The container funds under financing arrangements are considered VIEs under ASC 810 because as lessee of the funds, the Company has the power to direct the activities that most significantly impact each entity’s economic performance including the leasing and managing of containers owned by the funds. The terms of the transactions include options for the Company to purchase the containers from the funds at a fixed price. As a result of the residual interest resulting from the fixed price call option, the Company concluded that it may absorb a significant amount of the variability associated with the funds’ anticipated economic performance and as a result the Company has a variable interest in the funds. As the Company has the power to direct the activities that most significantly impact the economic performance of the VIEs and the variable interest provides the Company with the right to receive benefits from the entity that could potentially be significant to the funds, the Company determined that it is the primary beneficiary of these VIEs and included the VIEs’ assets and liabilities as of December 31, 2012 and 2011, and the results of the VIE’s operations and cash flows for the years ended December 31, 2012 and 2011 in the Company’s consolidated financial statements.

As of December 31, 2012, the Company recorded the $75.2 million investment received from the third party Japanese investors as collateralized financing obligations in the debt section of the Company’s consolidated balance sheet.  As of December 31, 2011, the debt related to the collateralized financing obligations was included in capital lease obligations in the accompanying consolidated balance sheet.  See Note 7(f). No gain or loss was recognized by the Company on the initial consolidation of the VIEs.

CAI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4)	Net Investment in Direct Finance Leases

The following table represents the components of the Company’s net investment in direct finance leases (in thousands):

	December 31, 2012	December 31, 2011
Gross finance lease receivables (1)	$116,999	$52,673
Unearned income (2)	(31,445)	(14,924)
Net investment in finance leases	$85,554	$37,749

(1)
At the inception of the lease, the Company records the total minimum lease payments, executory costs, if any, and unguaranteed residual value as gross finance lease receivables. The gross finance lease receivable is reduced as customer payments are received.  Approximately $9.1 million and $6.3 million of unguaranteed residual value at December 31, 2012 and 2011, respectively, were included in gross finance lease receivables. There were no executory costs included in gross finance lease receivables as of December 31, 2012 and 2011.

(2)
The difference between the gross finance lease receivable and the cost of the equipment or carrying amount at the lease inception is recorded as unearned income. Unearned income together with initial direct costs, are amortized to income over the lease term so as to produce a constant periodic rate of return. There were no unamortized initial direct costs as of December 31, 2012 and 2011.

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

Tier 3— Customers in this category exhibit volatility in payments on a regular basis.

Based on the above categories, the Company's gross finance lease receivables were as follows (in thousands):

	December 31, 2012	December 31, 2011
Tier 1	$98,611	$31,017
Tier 2	18,388	21,656
Tier 3	—	—
	$116,999	$52,673

During the first quarter of 2012, the Company revised its criteria for categorizing gross finance lease receivables as Tier 1, Tier 2 and Tier 3 to better reflect its assessment of customer credit quality. The Company has conformed its presentation of gross finance lease receivables as of December 31, 2011 with the revised criteria for assessing customer credit quality, which resulted in the reclassification of $23.6 million of gross finance lease receivables previously classified as Tier 2 at December 31, 2011 to Tier 1.

CAI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Contractual maturities of the Company’s gross finance lease receivables subsequent to December 31, 2012 are as follows (in thousands):

2012	$18,617
2013	17,807
2014	20,650
2015	17,553
2016	11,375
2017 and thereafter	30,997
$116,999

(5)	Intangible Assets

The Company’s intangible assets as of December 31, 2012 and 2011 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2012
Trademarks	$1,278	$(831)	$447
Contracts- third party	3,650	(3,259)	391
Contracts- owned equipment	3,960	(3,357)	603
	$8,888	$(7,447)	$1,441
December 31, 2011
Trademarks	$1,278	$(702)	$576
Contracts- third party	3,650	(2,738)	912
Contracts- owned equipment	3,924	(3,079)	845
	$8,852	$(6,519)	$2,333

Intangible assets allocated to the equipment leasing and container management reporting units, net of accumulated amortization, were $0.9 million and $0.6 million, respectively, as of December 31, 2012, and $1.1 million and $1.2 million, respectively, as of December 31, 2011.

Amortization recorded for the years ended December 31, 2012, 2011 and 2010 was $0.9 million, $1.3 million and $1.4 million, respectively. Estimated future amortization expenses are as follows (in thousands):

2013	$779
2014	382
2015	197
2016	83
2017 and thereafter	-
$1,441

CAI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)	Equipment Leases

The Company leases its equipment on either short-term operating leases through master lease agreements, long-term non-cancelable operating leases, or finance leases. The following represents future minimum rents receivable under long-term non-cancelable operating leases as of December 31, 2012 (in thousands):

2013	$149,558
2014	134,879
2015	109,069
2016`	86,161
2017 and thereafter	265,177
$744,844

See Note 4 for contractual maturities of the Company’s gross finance lease receivables.

(7)	Debt and Capital Lease Obligations

Debt

Details of the Company’s debt as of December 31, 2012 and 2011 were as follows (dollars in thousands):

		December 31, 2012			December 31, 2011
		Outstanding		Average	Outstanding		Average	Agreement
Reference		Current	Long-term	Interest	Current	Long-term	Interest	Terminates

(a)(i)	Revolving credit facility	$-	$160,000	3.0%	$-	$261,000	3.0%	September 2014
(a)(ii)	Revolving credit facility - Rail	-	41,469	2.5%	-	-	-	June 2015
(b)(i)	Term loan	800	6,600	2.7%	800	7,400	2.8%	July 2014
(b)(ii)	Term loan	24,964	230,651	3.3%	24,964	255,614	3.5%	December 2016
(b)(iii)	Term loan	9,940	129,260	2.5%	-	-	-	April 2017
(c)	Senior secured notes	8,240	94,760	4.9%	-	-	-	September 2022
(d)	Asset backed warehouse facility	-	-	-	-	51,000	2.7%	September 2023
(e)	Asset backed notes	17,100	151,050	3.5%	-	-	-	October 2027
(f)	Collateralized financing obligations	-	75,200	1.1%	-	-	-	November 2016

	Total Debt	$61,044	$888,990		$25,764	$575,014

The Company's term loans, senior secured notes, asset backed warehouse facility, asset backed notes and collateralized financing obligations are secured by specific pools of rental equipment and other assets owned by the Company, the underlying leases thereon and the Company’s interest in any money received under such contracts. The agreements relating to all of the Company’s debt contain various financial and other covenants. As of December 31, 2012, the Company was in compliance with all of its debt covenants.

(a)	Revolving Credit Facilities

Revolving credit facilities consist of the following:

(i) The Company has a revolving credit facility with a consortium of banks to finance the acquisition of container rental equipment and for general working capital purposes. As of December 31, 2012, the maximum commitment under the revolving credit facility was $575.0 million. The Company’s revolving credit facility may be increased up to a maximum of $675.0 million without lender approval so long as no default or event of default exists either before or immediately after giving effect to the increase. In addition, there is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to the Company. These credit commitments are part of, and not in addition to, the total commitment provided under the agreement. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the revolving credit agreement.  In addition to various financial and other covenants, the Company’s revolving line of credit also includes certain restrictions on the Company’s ability to incur other indebtedness or pay dividends to stockholders.  As of December 31, 2012, the Company was in compliance with the terms of the revolving credit facility.

CAI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2012, the Company had $414.9 million in availability under the revolving credit facility (net of $0.1 million in letters of credit) subject to its ability to meet the collateral requirements under the agreement governing the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

The Company’s revolving credit facility, including any amounts drawn on the facility, is secured by substantially all of the assets of the Company (not otherwise used as security for its other credit facilities) including the containers owned by the Company, the underlying leases thereon and the Company’s interest in any money received under such contracts.

 (ii)  On June 7, 2012, CAI and CAI Rail Inc. (CAI Rail), a wholly-owned subsidiary of the Company, entered into a revolving credit agreement with a consortium of banks to finance the acquisition of railcars.  As of December 31, 2012, the maximum credit commitment under the revolving line of credit was $85.0 million.

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

As of December 31, 2012, CAI Rail had $43.5 million in availability under the revolving credit facility, subject to its ability to meet the collateral requirements under the agreement governing the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

CAI Rail’s revolving credit facility, including any amounts drawn on the facility, is secured by all of the assets of CAI Rail and is guaranteed by the Company.

(b)	Term Loans

Term loans consist of the following:

(i) On August 20, 2009, the Company signed a $10.0 million five-year loan agreement with the Development Bank of Japan (DBJ). The loan is payable in 19 quarterly installments of $0.2 million starting October 31, 2009 and a final payment of $6.2 million on July 31, 2014. The loan bears a variable interest rate based on LIBOR. As of December 31, 2012, the loan had a balance of $7.4 million.

The following are the estimated future principal and interest payments under this loan as of December 31, 2012 (in thousands). The payments were calculated assuming the interest rate remains 2.7% through maturity of the loan.

2013	$995
2014	6,732
7,727
Less: Amount representing interest	(327)
Term loan	$7,400

(ii) On December 20, 2010, the Company entered into a term loan agreement with a consortium of banks. Under this loan agreement, the Company was eligible to borrow up to $300.0 million, subject to certain borrowing conditions, which amount is secured by certain assets of the Company’s wholly-owned foreign subsidiaries.  The loan agreement is an amortizing facility with a term of six years.  Quarterly payments of principal for the $185.0 million initially borrowed are $3.7 million each (i.e. 2.0% of the drawn amount) for the first 23 quarterly payment dates with a final payment of $99.9 million (54.0% of the drawn amount) due on December 20, 2016.  The quarterly payments of principal on the additional draw downs (each determined separately) are an amount equal to the product of (x) the quotient obtained by dividing 46.0% by the number of remaining scheduled principal payment dates as of the drawdown date and (y) the initial principal balance of such term loan, with a final payment due on December 20, 2016 of 54.0% of the initial principal balance of such term loan. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the term loan agreement. The loan bears a variable interest rate based on LIBOR for Eurodollar loans, and Base Rate for Base Rate loans.  The Base Rate is defined as the highest of (i) the federal funds rate plus 1/2 of 1.0%, (ii) the prime rate (as published in The Wall Street Journal), and (iii) the Eurodollar rate (for three-month loans) plus 1.0%. The proceeds from this borrowing were used to pay down part of the Company’s borrowings under the revolving credit facility. As of December 31, 2012, the loan had a balance of $255.6 million.

CAI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following are the estimated future principal and interest payments under this loan as of December 31, 2012 (in thousands). The payments were calculated assuming the interest rate remains 3.3% through maturity of the loan.

2013	$33,225
2014	32,387
2015	31,549
2016	186,488
283,649
Less: Amount representing interest	(28,035)
Term loan	$255,614

(iii) On April 11, 2012, the Company entered into a term loan agreement with a consortium of banks. The agreement provides for a five year term loan of up to $60.0 million, subject to certain borrowing conditions, which amount is secured by certain assets of the Company. On November 9, 2012, the maximum commitment under the term loan was increased to $142.0 million. The commitment under the loan may be increased to a maximum of $200.0 million under certain conditions described in the agreement. The outstanding principal amounts under the term loan bear interest at the rate of LIBOR plus 2.25%, amortized quarterly, and require quarterly payments equal to 1.75% multiplied by the outstanding principal amount at such time. The facility contains various financial and other covenants. The full $142.0 million has been drawn and was primarily used to repay outstanding amounts under the revolving credit facility. All unpaid amounts then outstanding are due and payable on April 11, 2017.  As of December 31, 2012, the loan had a balance of $139.2 million.

The following are the estimated future principal and interest payments under this loan as of December 31, 2012 (in thousands). The payments were calculated assuming the interest rate remains 2.5% through maturity of the loan.

2013	$13,317
2014	13,070
2015	12,822
2016	12,581
2017	100,661
152,451
Less: Amount representing interest	(13,251)
Term loan	$139,200

(c)	Senior Secured Notes

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

The proceeds from the note were used to repay the Company’s asset backed warehouse credit facility of $100.0 million (see Note 7(d)) and the remaining $3.0 million was used for working capital purposes.  As of December 31, 2012, the Notes had a balance of $103.0 million.

CAI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following are the estimated future principal and interest payments under the Notes as of December 31, 2012 (in thousands). The payments were calculated based on the fixed interest rate of 4.9%.

2013	$13,186
2014	12,782
2015	12,379
2016	10,910
2017 and thereafter	87,070
136,327
Less: Amount representing interest	(33,327)
Senior secured notes	$103,000

(d)	Asset-Backed Warehouse Facility

On September 9, 2011, the Company, through its wholly-owned indirect subsidiary, CAL Funding I Limited, entered into a credit facility for $100.0 million of asset-backed warehouse notes. The Company borrowed $51.0 million under the facility during 2011, and an additional $49.0 million during the first quarter of 2012. The Company repaid the $100.0 million balance of the asset-backed warehouse facility on September 13, 2012 when it entered into a Note Purchase Agreement for $103.0 million with certain institutional investors (see Note 7(c) above).  This facility was cancelled in January 2013.

(e)	Asset-Backed Notes

On October 18, 2012, CAL Funding II Limited, a wholly owned indirect subsidiary of CAI, issued $171.0 million of 3.47% fixed rate asset-backed notes (Asset-Backed Notes).  Principal and interest on the Asset-Backed Notes is payable monthly commencing on November 26, 2012, and the Asset-Backed Notes mature in October 2027.  The proceeds from the Asset-Backed Notes were used to repay part of the Company’s borrowings under its revolving credit facility. As of December 31, 2012, the Asset-Backed Notes had a balance of $168.2 million.

The following are the estimated future principal and interest payments under the Asset-Backed Notes as of December 31, 2012 (in thousands). The payments were calculated based on the fixed interest rate of 3.47%.

2013	$22,663
2014	22,069
2015	21,476
2016	20,883
2017 and thereafter	109,990
197,081
Less: Amount representing interest	(28,931)
Asset-backed notes	$168,150

(f)	Collateralized Financing Obligations

As of December 31, 2012, the Company had collateralized financing obligations of $75.2 million (see Note 3).  As of December 31, 2011, the debt related to the collateralized financing obligations of $10.0 million was included in capital lease obligations in the accompanying consolidated balance sheet. The debt is secured by a pool of containers covered under the financing arrangements.

The following are the estimated future principal and interest payments under the Company’s collateralized financing obligations as of December 31, 2012 (in thousands). The payments were calculated assuming an average interest rate of 1.1% through maturity of the obligations.

2013	$-
2014	-
2015	67,085
2016	10,736
77,821
Less: Amount representing interest	(2,621)
Collateralized financing obligations	$75,200

CAI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Capital Lease Obligations

As of December 31, 2012, the Company had capital lease obligations of $7.3 million. The underlying obligations are denominated in U.S. Dollars and Euros at floating interest rates averaging 2.6% as of December 31, 2012 with maturity dates between October 2012 and June 2019. The loans are secured by containers covered by the lease obligations.

The following are the estimated future principal and interest payments under capital lease obligations as of December 31, 2012 (in thousands). The payments were calculated assuming the interest rate remains 2.6% through maturity of the loans.

2013	$2,401
2014	1,901
2015	1,457
2016	875
2017 and thereafter	1,090
7,724
Less: Amount representing interest	(398)
Capital lease obligations	$7,326

(8)	Stock–Based Compensation Plan

Stock Options

The Company grants stock options to certain employees and independent directors pursuant to its 2007 Equity Incentive Plan (Plan) which was adopted on April 23, 2007 and amended on June 5, 2009, June 3, 2011 and June 8, 2012. The following table summarizes the activity in the Company’s stock option plan for the three years ended December 31, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, December 31, 2009	930,180	$10.16
Options granted- directors	42,500	$13.97
Options outstanding, December 31, 2010	972,680	$10.32
Options granted- employees	180,000	$24.82
Options granted- directors	40,000	$21.62
Options outstanding, December 31, 2011	1,192,680	$12.89
Options granted- employees	111,000	$17.77
Options forfeited- employees	(8,000)	$17.77
Options granted- directors	40,000	$17.77
Options outstanding, December 31, 2012	1,335,680	$13.41	6.4	$11,920
Options exercisable at December 31, 2012	1,030,805	$12.07	5.8	$10,403
Expected to vest after December 31, 2012	304,875	$17.96	8.5	$1,517

The aggregate intrinsic value represents the value by which the Company’s closing stock price of $21.95 per share on the last trading day of the year ended December 31, 2012 exceeds the exercise price of the stock multiplied by the number of options outstanding or exercisable, excluding options that have a zero or negative intrinsic value.

CAI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The total fair value of stock options granted to the Company’s employees and independent directors at the time of grant was approximately $1.3 million, or $8.36 per share, $2.6 million, or $12.04 per share, and $0.2 million, or $5.18 per share for the years ended December 31, 2012, 2011 and 2010, respectively, calculated using the Black-Scholes-Merton pricing model under the following weighted average assumptions:

	2012	2011	2010

Stock price	$17.77	$24.24	$13.97
Exercise price	$17.77	$24.24	$13.97
Expected term (years):
Employees	6.25	6.25	N/A
Directors	5.5	5.5	5.5
Expected volatility:
Employees	49.5%	50.1%	N/A
Directors	50.2%	50.8%	37.3%
Weighted average risk free interest rate	0.75%	1.89%	1.77%
Dividend yield	-	-	-

 As the Company has insufficient historical data, the expected option term is calculated using the simplified method in accordance with Securities and Exchange Commission (SEC) guidance. In the absence of sufficient historical data, 50.0% of the assumed volatility factor used in the calculation of fair values for stock options granted during 2012 and 2011 was derived from the average volatility of common shares for similar companies over a period approximating the expected term of the options. The remaining 50.0% was derived from the average volatility of the Company’s common shares since their initial public offering in 2007. The assumed volatility factor used in the calculation for the 2010 grants was derived from the average price volatility of common shares for similar companies over a period approximating the expected term of the options. The risk-free rate is based on the implied yield on a U.S. Treasury bond with a term approximating the expected term of the option.

The Company recorded stock-based compensation expense of $1.3 million, $1.1 million and $1.0 million relating to stock options for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, the remaining unamortized stock-based compensation cost relating to stock options granted to the Company’s employees and independent directors was approximately $2.3 million which is to be recognized over the remaining average vesting period of 2.5 years.

Restricted Stock Grant

The Company granted certain employees approximately 39,000 shares of restricted common stock in 2007. The restricted stock had a three-year vesting period, with one third of vested shares issued every 12 months from grant date. Approximately 4,000 shares of restricted stock were forfeited while the remaining 35,000 shares were fully vested in May and July 2010. For the year ended December 31, 2010, the Company withheld 3,186 shares from employees to cover minimum withholding taxes on vested restricted stock. The Company returned the withheld shares to the Equity Incentive Plan to make them available for future grant and paid the applicable taxes to federal and state taxing authorities. Compensation expense relating to restricted stock was zero for the years ended December 31, 2012 and 2011, and $0.1 million for the year ended December 31, 2010.

Compensation expense relating to stock options and restricted stock is recorded as a component of administrative expenses in the Company’s consolidated statements of income with a corresponding credit to additional paid-in capital in the Company’s consolidated balance sheet.

(9)	Income Taxes

For the years ended December 31, 2012, 2011 and 2010 net income before income taxes and non-controlling interest consisted of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
U.S. operations	$15,595	$21,909	$11,276
Foreign operations	58,504	39,989	20,481
	$74,099	$61,898	$31,757

CAI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Income tax expense attributable to income from operations consisted of (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current
Federal	$1,557	$6,261	$(607)
State	38	29	32
Foreign	2,209	1,241	772
	3,804	7,531	197
Deferred
Federal	5,297	2,623	2,739
State	(257)	89	92
Foreign	974	841	527
	6,014	3,553	3,358
Income tax expense	$9,818	$11,084	$3,555

The reconciliations between the Company’s income tax expense and the amounts computed by applying the U.S. federal income tax rate of 35.0% for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Computed expected tax expense	$25,935	$21,668	$11,116
Non-deductible stock-based compensation	86	68	80
Provision to tax return true-up	(148)	8	(261)
Other permanent differences	1,383	920	88
Increase (release) of uncertain tax liabilities	(78)	185	(1,919)
Increase (decrease) in income taxes resulting from:
State income tax expense, net of federal income tax benefit	(66)	154	321
Foreign tax differential	(17,294)	(11,919)	(5,870)
	$9,818	$11,084	$3,555

As of December 31, 2012 the Company had $34.6 million and $7.6 million of net operating loss (NOL) carry forwards available to offset future foreign and state taxable income, respectively. The NOL carry forwards will begin to expire in 2017 and 2029 for foreign and state income tax purposes, respectively.

CAI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2012 and 2011 are presented below (in thousands):

	Year Ended December 31,
	2012	2011
Deferred tax assets:
Accounts receivable (owned fleet)	$179	$181
Accrued expenses and other current liabilities	78	71
State taxes	1	1
Unearned revenue	1,983	1,753
Stock-based compensation	1,540	1,214
Interest expense	6	6
Tax credits	8	161
Net operating loss carry forwards	1,562	574
Gross deferred tax assets	5,357	3,961

Deferred tax liabilities:
Intangible assets	296	527
Depreciation and amortization	36,817	30,717
Foreign deferred tax liabilities	3,222	2,937
Deferred subpart F income	2,832	1,590
Unrealized gain or (loss)	52	38
Net deferred tax liability	$37,862	$31,848

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

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries. As of December 31, 2012, the amount of such earnings totaled approximately $126.8 million. These earnings have been permanently reinvested and the Company does not plan to initiate any action that would precipitate the payment of income taxes thereon. The amount of income taxes that would have resulted had such earnings been repatriated is not practically determinable.

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

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

Balance at January 1, 2011	$77
Decreases related to prior year tax positions	56
Increases related to current year tax positions	123
Balance at December 31, 2011	256
Increases related to prior year tax positions	7
Increases related to current year tax positions	31
Decreases related to lapsing of statute	(72)
Decreases related to settlement	(40)
Balance at December 31, 2012	$182

CAI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The unrecognized tax benefits of approximately $0.2 million at December 31, 2012, if recognized, would reduce the Company’s effective tax rate. The Company accrued potential  interest and penalties of less than $0.1 million related to unrecognized tax benefits for each of the years ended December 31, 2012 and 2011. The Company does not believe the total amount of unrecognized tax benefit as of December 31, 2012 will increase or decrease significantly in the next twelve months.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of December 31, 2012, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2008.  The Company’s U.S. federal income tax returns for 2008 and 2009 are currently under examination.

(10)	Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s collateralized financing obligations of $75.2 million and capital lease obligations of $7.3 million as of December 31, 2012 were estimated to have a fair value of approximately $71.2 million and $7.1 million, respectively, based on the fair value of estimated future payments calculated using the prevailing interest rates. The fair value of these financial instruments would be categorized as Level 3 of the fair value hierarchy. Management believes that the balances of the Company’s revolving credit facilities of $201.5 million, term loans totaling $402.2 million, senior secured notes of $103.0 million, asset backed notes of $168.2 million and net investment in direct finance leases of $85.6 million approximate their fair values as of December 31, 2012. The fair value of these financial instruments would be categorized as Level 3 of the fair value hierarchy.

(11)	Commitments and Contingencies

The Company utilizes certain office facilities and office equipment under non-cancelable operating lease agreements which generally have original terms of up to five years. Future minimum lease payments required under non-cancellable operating leases having an original term of more than one year as of December 31, 2012 are as follows (in thousands):

Office Facilities and Equipment
Year ending December 31:
2013	$1,416
2014	1,285
2015	1,102
2016	1,063
2017 and thereafter	871
$5,737

Office facility expense was $1.4 million, $1.3 million, and $1.2 million for the years ended December 31, 2012, 2011 and 2010, respectively, and was included in marketing, general and administrative expense in the consolidated statements of operations.

As of December 31, 2012 and 2011, the Company had one outstanding letter of credit of $0.1 million. The letter of credit guarantees the Company’s obligations under certain operating lease agreements.

In addition to the rental equipment payable of $2.6 million, the Company had commitments to purchase approximately $24.8 million of container equipment as of December 31, 2012.

In the ordinary course of business, the Company executes contracts involving indemnifications standard in the industry and indemnifications specific to a transaction such as an assignment and assumption agreement. These indemnifications might include claims related to tax matters, governmental regulations, and contractual relationships. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim. The Company regularly evaluates the probability of having to incur costs associated with these indemnifications and as of December 31, 2012 there were no claims outstanding under such indemnifications and the Company believes that no claims are probable of occurring in the future.

CAI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(12)	Related Party Transactions

The Company has transferred legal ownership of certain containers to Japanese container funds which were established by Japan Investment Adviser Co., Ltd. (JIA) and CAIJ, Inc. (CAIJ). CAIJ is an 80%-owned subsidiary of CAI with the remaining 20% owned by JIA. JIA is owned and controlled by the Managing Director of CAIJ.  Prior to the transfer of containers from the Company, the container funds received contributions from unrelated Japanese investors, under separate Japanese investment agreements allowed under Japanese commercial laws. The contributions were used to purchase container equipment from the Company. Under the terms of the agreements, the CAI-related Japanese entities manage the activities of certain Japanese entities but may outsource all or part of each operation to a third party. Pursuant to its services agreements with investors, the Japanese container funds have outsourced the general management of their operations to CAIJ. The Japanese container funds have also entered into equipment management service agreements and financing arrangements whereby the Company manages the leasing activity of containers owned by the Japanese container funds.

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

As described in Note 3, the Company has included in its consolidated financial statements, the assets and liabilities, results of operations, and cash flows of the financing arrangements, in accordance with ASC 810, Consolidation. The Company has also included the results of operations and cash flows of the two specific Japanese container funds up to the date of their deconsolidation, in accordance with ASC 810.

(13)	Capital Stock

On April 15, 2011, the Company filed a universal shelf registration statement on Form S-3 with the SEC which was declared effective by the SEC on May 31, 2011. Under this shelf registration statement, the Company may sell various debt and equity securities, or a combination thereof, to be offered from time-to-time up to an aggregate offering price of $250.0 million for all securities, and the selling stockholders may sell up to 2,500,000 shares of common stock in one or more offerings. Pursuant to this registration, the Company sold 2,757,170 shares of its common stock in December 2012 at $19.85 per share. The Company received $51.5 million (net of commissions and other expenses related to the offering) from the sale of its common stock.

(14)	401K Savings Plan

The Company established a 401(k) plan in January 1995 for certain eligible employees. Company contribution to this plan was entirely at the Company’s discretion. On October 1, 2007, the Company enhanced the plan to cover all of its U.S. employees. Under the enhanced provisions of the plan, an employee may contribute up to the statutory limit of his or her salary into the plan. The Company matches employee contributions up to 4% of qualified compensation. The Company’s contribution vests immediately.  Company contribution to the plan for the year ended December 31, 2012 was approximately $0.2 million and approximately $0.1 million for each of the years ended December 31, 2011 and 2010.

(15)	Segment Information

The Company operates in one industry segment, equipment leasing, but has two reportable business segments; equipment leasing and container management. The equipment leasing segment derives its revenue primarily from the ownership and leasing of containers to container shipping lines and freight forwarders. The container management segment derives its revenue from management fees earned from portfolios of containers and associated leases which are managed on behalf of container investors. The Company also derives revenue from the sale of containers to container investors who in turn enter into management agreements with the Company. There are no inter-segment revenues.

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

MG&A expenses are allocated to each segment based on either revenue or the number of TEUs in each segment, depending on the function of the department which incurred the expense, after directly assigning MG&A expenses relating to CAI Consent Sweden AB and CAI Rail to the equipment leasing segment and MG&A expenses relating to CAIJ and CAI Deutschland GmbH to the container management segment.

CAI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company does not allocate interest income and income tax expense to its segments.

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

The following tables show condensed segment information for the years ended December 31, 2012, 2011 and 2010, reconciled to the Company’s net income before income taxes and non-controlling interest as shown in its consolidated statements of income (in thousands):

	Year Ended December 31, 2012
	Equipment Leasing	Container Management	Unallocated	Total
Rental revenue	$152,982	$-	$-	$152,982
Management fee revenue	-	12,094	-	12,094
Gain on sale of container portfolios	-	1,256	-	1,256
Finance lease income	7,593	-	-	7,593
Total revenue	160,575	13,350	-	173,925
Depreciation of rental equipment	48,352	-	-	48,352
Amortization of intangible assets	487	415	-	902
Gain on disposition of used rental equipment	(12,445)	-	-	(12,445)
Storage, handling and other expenses	9,402	-	-	9,402
Marketing, general and administrative expenses	18,320	6,338	-	24,658
Loss on foreign exchange	170	-	-	170
Total operating expenses	64,286	6,753	-	71,039
Operating income	96,289	6,597	-	102,886
Interest expense	28,796	-	-	28,796
Interest income	-	-	(9)	(9)
Net interest expense	28,796	-	(9)	28,787
Net income before income taxes and non-controlling interest	$67,493	$6,597	$9	$74,099
Total assets	$1,368,236	$19,705	$-	$1,387,941

CAI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31, 2011
	Equipment Leasing	Container Management	Unallocated	Total
Rental revenue	$106,694	$-	$-	$106,694
Management fee revenue	-	12,957	-	12,957
Gain on sale of container portfolios	-	2,345	-	2,345
Finance lease income	3,710	-	-	3,710
Total revenue	110,404	15,302	-	125,706
Depreciation of rental equipment	33,633	-	-	33,633
Amortization of intangible assets	625	629	-	1,254
Gain on disposition of used rental equipment	(13,374)	-	-	(13,374)
Storage, handling and other expenses	5,513	-	-	5,513
Marketing, general and administrative expenses	14,412	6,597	-	21,009
Gain on foreign exchange	(354)	-	-	(354)
Total operating expenses	40,455	7,226	-	47,681
Operating income	69,949	8,076	-	78,025
Interest expense	16,139	-	-	16,139
Interest income	-	-	(12)	(12)
Net interest expense	16,139	-	(12)	16,127
Net income before income taxes and non-controlling interest	$53,810	$8,076	$12	$61,898
Total assets	$933,094	$20,274	$-	$953,368

	Year Ended December 31, 2010
	Equipment Leasing	Container Management	Unallocated	Total
Rental revenue	$64,892	$-	$-	$64,892
Management fee revenue	-	10,348	-	10,348
Gain on sale of container portfolios	-	614	-	614
Finance lease income	2,045	-	-	2,045
Total revenue	66,937	10,962	-	77,899
Depreciation of rental equipment	20,807	-	-	20,807
Amortization of intangible assets	752	625	-	1,377
Gain on disposition of used rental equipment	(9,112)	-	-	(9,112)
Storage, handling and other expenses	6,170	-	-	6,170
Marketing, general and administrative expenses	15,807	5,411	-	21,218
Loss on foreign exchange	513	-	-	513
Total operating expenses	34,937	6,036	-	40,973
Operating income	32,000	4,926	-	36,926
Interest expense	5,278	-	-	5,278
Interest income	-	-	(109)	(109)
Net interest expense	5,278	-	(109)	5,169
Net income before income taxes and non-controlling interest	$26,722	$4,926	$109	$31,757

CAI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Company’s railcars, with a net book value of $52.8 million as of December 31, 2012, are used primarily to transport cargo within the United States.

(16)	Revenue Concentration

Equipment Leasing Segment Concentration. Revenue from the Company’s ten largest lessees represented 58.5%, 57.6% and 54.0% of the revenue from its equipment leasing segment for the years ended December 31, 2012, 2011 and 2010, respectively. Revenue from the Company’s single largest lessee accounted for 12.6%, or $20.3 million, 11.3%, or $12.5 million, and 8.3%, or $5.4 million, of revenue from its equipment leasing segment for the years ended December 31, 2012, 2011 and 2010, respectively, and 11.7%, 9.9% and 6.9% of the Company’s total revenue for the years ended December 31, 2012, 2011 and 2010, respectively. The largest lessees of the Company’s owned fleet are often among the largest lessees of its managed fleet. The largest lessees of our managed fleet are responsible for a significant portion of the billings that generate our management fee revenue.

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

Container investors associated with the five investment arrangers represented 62.6%, 65.4% and 80.9% of the Company’s total container management segment revenue for the years ended December 31, 2012, 2011 and 2010, respectively. Revenue from the two largest container investors represented 38.3%, or $5.1 million, of revenue from the Company’s container management segment or 3.0% of total revenue for the year ended December 31, 2012.

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

The following table sets forth the reconciliation of basic and diluted net income per share for the years ended December 31, 2012, 2011 and 2010 (in thousands, except per share data):

	Year Ended December 31,
	2012	2011	2010
Numerator
Net income attributable to CAI common stockholders used in the calculation of basic and diluted earnings per share	$63,465	$50,189	$28,383
Denominator
Weighted average shares used in the calculation of basic earnings per share	19,495	19,295	17,974
Effect of dilutive securities:
Restricted common stock	-	-	3
Stock options	450	398	226
Weighted average shares used in the calculation of diluted earnings per share	19,945	19,693	18,203
Net income per share attributable to CAI common stockholders:
Basic	$3.26	$2.60	$1.58
Diluted	$3.18	$2.55	$1.56

The denominator used in the calculation of diluted income per share for the years ended December 31, 2012, 2011 and 2010 excluded options for 363,000 shares, 232,500 shares and 493,000 shares, respectively, of common stock granted to employees and directors because their effect would have been antidilutive.

CAI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(18)	Selected Quarterly Financial Data (Unaudited)

The following table sets forth key interim financial information for the years ended December 31, 2012 and 2011 (in thousands, except per share amount):

	2012 Quarters Ended				2011 Quarters Ended
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Revenue	$49,854	$44,939	$39,725	$39,407	$36,243	$32,962	$28,759	$27,742
Operating expenses	20,268	18,893	15,363	16,515	15,342	11,274	11,839	9,226
Operating income	29,586	26,046	24,362	22,892	20,901	21,688	16,920	18,516
Net income available to CAI common stockholders	17,411	16,528	15,135	14,391	12,891	13,622	10,880	12,796

Basic and diluted earnings per share available to CAI common stockholders:
Basic	$0.87	$0.86	$0.78	$0.75	$0.67	$0.71	$0.56	$0.66
Diluted	$0.85	$0.84	$0.77	$0.73	$0.66	$0.70	$0.55	$0.65

Schedule II
Valuation Accounts
(In thousands)

	Balance at Beginning of Period	Net Additions (Reductions) to Expense	(Deductions)*	Balance at End of Period

December 31, 2010
Accounts receivable, allowance for doubtful accounts	$1,420	$1,063	$(301)	$2,182
December 31, 2011
Accounts receivable, allowance for doubtful accounts	$2,182	$(936)	$(427)	$819
December 31, 2012
Accounts receivable, allowance for doubtful accounts	$819	$29	$(54)	$794

*Primarily consists of write-offs, net of recoveries and other adjustments

 EXHIBIT INDEX

Exhibit No.	Description

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

4.2
Series 2012-A Note Purchase Agreement, dated September 13, 2012, among Container Applications Limited, CAI International, Inc. and the purchasers named therein (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K, filed on September 18, 2012).

4.3
Note Purchase Agreement, dated October 11, 2012, among CAL Funding II Limited, Container Applications Limited, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K, filed on October 23, 2012).

4.4
Indenture, dated October 18, 2012, between CAL Funding II Limited and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on October 23, 2012).

4.5
Series 2012-1 Supplement, dated October 18, 2012, to Indenture dated October 18, 2012, between CAL Funding II Limited and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed on October 23, 2012).

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

10.3*	2007 Equity Incentive Plan, as amended (incorporated by reference to Appendix A of our Definitive Proxy Statement on Schedule 14A, filed on April 27, 2012).

10.4‡‡
P&R Management Agreement, dated March 14, 2006, among Container Applications International, Inc., P&R Equipment & Finance Corporation and Interpool Containers Limited (incorporated by reference to Exhibit 10.12 of our Registration Statement on Form S-1, as amended, File No. 333-140496, filed on March 27, 2007).

10.5
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

10.6
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

10.7
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

10.8
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

10.9
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

10.10
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

10.11
Term Loan Agreement, dated December 20, 2010, among Container Applications Limited, CAI International, Inc., the lenders listed on Schedule 1 thereto and ING Bank N.V. (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K, filed on December 23, 2010).

10.12
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

10.13
Amendment to the Term Loan Agreement, dated March 11, 2011, among Container Applications Limited, CAI International, Inc., and the other Guarantors listed on the signature pages thereto, the Lenders listed on the signature pages thereto, and ING Bank N.V. (incorporated by reference to Exhibit 10.17 of our Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 16, 2011).

10.14
Second Amendment to the Term Loan Agreement, dated April 12, 2012, among Container Applications Limited, CAI International, Inc., and the other Guarantors listed on the signature pages thereto, the Lenders listed on the signature pages thereto, and ING Bank N.V. (incorporated by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed on April 16, 2012).

10.15
Third Amendment to the Term Loan Agreement, dated August 31, 2012, among Container Applications Limited, CAI International, Inc., and the other Guarantors listed on the signature pages thereto, the Lenders listed on the signature pages thereto, and ING Bank N.V. (incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed on September 4, 2012).

10.16
Term Loan Agreement, dated April 11, 2012, among Container Applications Limited, CAI International, Inc., the Lenders listed on Schedule I thereto, SunTrust Bank and SunTrust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed on April 16, 2012).

10.17
First Amendment to Term Loan Agreement, dated August 31, 2012, among Container Applications Limited, CAI International, Inc., the Lenders listed on Schedule I thereto, SunTrust Bank and SunTrust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed on September 4, 2012).

10.18
Revolving Credit Agreement, dated June 7, 2012, among CAI Rail Inc., CAI International, Inc., the lending institutions from time to time listed on Schedule 1 thereto, Union Bank, N.A., as administrative agent, and U.S. Bank, National Association, as joint lead arranger and syndication agent (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K, filed on June 13, 2012).

10.19
First Amendment to Revolving Credit Agreement, dated August 31, 2012, among CAI Rail Inc., CAI International, Inc., the lending institutions from time to time listed on Schedule 1 thereto, Union Bank, N.A., as administrative agent, and U.S. Bank, National Association, as joint lead arranger and syndication agent (incorporated by reference to Exhibit 99.4 of our Current Report on Form 8-K, filed on September 4, 2012).

10.20
Contribution and Sale Agreement, dated October 18, 2012, between Container Applications Limited and CAL Funding II Limited (incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed on October 23, 2012).

10.21
Performance Guaranty, dated October 18, 2012, made by CAI International, Inc. for the benefit of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed on October 23, 2012).

10.22
Container Purchase Agreement, dated October 19, 2012, between Container Applications Limited and Dritte Schroeder Container Beteiligungsgesellschaft mbH & CO. KG (incorporated by reference to Exhibit 99.4 of our Current Report on Form 8-K, filed on October 23, 2012).

10.23
Container Purchase Agreement, dated October 19, 2012, between Container Applications Limited and Schroeder Leasing GMBH & Co. KG (incorporated by reference to Exhibit 99.5 of our Current Report on Form 8-K, filed on October 23, 2012).

10.24*
Amended and Restated Employment Agreement, dated April 29, 2011, between CAI International, Inc. and Victor Garcia (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011, filed on May 6, 2011).

10.25*
Employment Letter, dated April 13, 2011, between Timothy Page and CAI International, Inc. (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011, filed on May 6, 2011).

10.26*
Chairman of the Board Compensation Agreement, dated June 5, 2009, between CAI International, Inc. and Hiromitsu Ogawa (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2009, filed on September 21, 2009).

10.27*
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

101
The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (vi) Notes to Consolidated Financial Statements.  The information in Exhibit 101 is “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

____________________________________

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

Date: February 27, 2013	CAI International, Inc.

	By:	/s/ VICTOR M. GARCIA
Victor M. Garcia
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities indicated, on the 27th day of February 2013.

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