Form 10-Q
period 2013-03-31
CAI International, Inc.
filed 2013-05-10
CIK 1388430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common	April 30, 2013
Common Stock, $.0001 par value per share	22,143,690 shares

 CAI INTERNATIONAL, INC.

Index

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and service development efforts. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words “may,” “might,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (SEC) on February 28, 2013 and our other reports filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our other filings with the SEC.

Index

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

 CAI INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)
(UNAUDITED)

	March 31,	December 31,
	2013	2012
Assets
Current assets
Cash	$26,768	$17,671
Accounts receivable (owned fleet), net of allowance for doubtful accounts of $1,059 and $794 at March 31, 2013 and December 31, 2012 , respectively	38,877	32,627
Accounts receivable (managed fleet)	12,436	19,131
Current portion of direct finance leases	12,370	10,625
Prepaid expenses	16,421	11,952
Deferred tax assets	2,189	2,189
Other current assets	250	919
Total current assets	109,311	95,114
Restricted cash	10,018	4,376
Rental equipment, net of accumulated depreciation of $161,114 and $147,654 at March 31, 2013 and December 31, 2012 , respectively	1,339,757	1,210,234
Net investment in direct finance leases	73,610	74,929
Furniture, fixtures and equipment, net of accumulated depreciation of $1,314 and $1,254 at March 31, 2013 and December 31, 2012 , respectively	1,786	1,847
Intangible assets, net of accumulated amortization of $7,637 and $7,447 at March 31, 2013 and December 31, 2012, respectively	1,198	1,441
Total assets (1)	$1,535,680	$1,387,941

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$5,549	$5,985
Accrued expenses and other current liabilities	4,254	8,465
Due to container investors	16,285	18,589
Unearned revenue	7,780	7,893
Current portion of debt	67,830	61,044
Current portion of capital lease obligations	2,033	2,242
Rental equipment payable	53,260	2,561
Total current liabilities	156,991	106,779
Debt	970,949	888,990
Deferred income tax liability	39,950	40,051
Capital lease obligations	4,569	5,084
Income taxes payable	192	192
Total liabilities (2)	1,172,651	1,041,096

Stockholders' equity
Common stock: par value $.0001 per share; authorized 84,000,000 shares; issued and outstanding 22,143,690 and 22,052,529 shares at March 31, 2013 and December 31, 2012 , respectively	2	2
Additional paid-in capital	182,359	181,063
Accumulated other comprehensive loss	(4,096)	(2,917)
Retained earnings	184,764	168,697
Total stockholders' equity	363,029	346,845
Total liabilities and stockholders' equity	$1,535,680	$1,387,941

(1)
Total assets at March 31, 2013 and December 31, 2012, include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash, $6,441 and $3,695; and Rental equipment net of accumulated depreciation, $79,402 and $62,286, respectively.

(2)
Total liabilities at March 31, 2013 and December 31, 2012, include the following VIE liabilities for which the VIE creditors do not have recourse to CAI International, Inc.: Debt, $95,140 and $75,200, respectively.

See accompanying notes to unaudited consolidated financial statements.

Index

CAI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Revenue
Rental revenue	$46,623	$32,487
Management fee revenue	2,230	4,201
Gain on sale of equipment portfolios	-	1,256
Finance lease income	2,106	1,463
Total revenue	50,959	39,407

Operating expenses
Depreciation of rental equipment	15,333	10,658
Amortization of intangible assets	227	227
Gain on disposition of used rental equipment	(2,636)	(3,095)
Storage, handling and other expenses	4,299	2,006
Marketing, general and administrative expenses	6,188	6,523
(Gain) loss on foreign exchange	(300)	196
Total operating expenses	23,111	16,515

Operating income	27,848	22,892

Interest expense	8,404	5,936
Write-off of deferred financing costs	1,108	-
Interest income	(3)	(5)
Net interest expense	9,509	5,931

Net income before income taxes and non-controlling interest	18,339	16,961
Income tax expense	2,272	2,505

Net income	16,067	14,456
Net income attributable to non-controlling interest	-	(65)
Net income attributable to CAI common stockholders	$16,067	$14,391

Net income per share attributable to CAI common stockholders
Basic	$0.73	$0.75
Diluted	$0.71	$0.73

Weighted average shares outstanding
Basic	22,085	19,295
Diluted	22,668	19,704

See accompanying notes to unaudited consolidated financial statements.

Index

 CAI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012

Net income	$16,067	$14,456
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(1,179)	777
Comprehensive income	14,888	15,233
Comprehensive income attributable to non-controlling interest	-	(65)
Comprehensive income attributable to CAI common stockholders	$14,888	$15,168

See accompanying notes to unaudited consolidated financial statements.

Index

CAI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net income	$16,067	$14,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,465	10,773
Amortization of debt issuance costs	1,692	626
Amortization of intangible assets	227	227
Stock-based compensation expense	336	303
(Gain) loss on foreign exchange	(271)	66
Gain on sale of equipment portfolios	-	(1,256)
Gain on disposition of used rental equipment	(2,636)	(3,095)
Deferred income taxes	(101)	127
Bad debt expense	170	145
Changes in other operating assets and liabilities:
Accounts receivable	429	(1,151)
Prepaid expenses and other assets	68	(187)
Accounts payable, accrued expenses and other current liabilities	(4,120)	1,545
Due to container investors	(2,304)	2,005
Unearned revenue	(90)	580
Net cash provided by operating activities	24,932	25,164
Cash flows from investing activities
Purchase of rental equipment	(103,725)	(64,946)
Net proceeds from sale of equipment portfolios	-	10,320
Net proceeds from disposition of used rental equipment	8,475	9,874
Purchase of furniture, fixtures and equipment	(52)	(1)
Receipt of principal payments from direct financing leases	2,612	1,685
Net cash used in investing activities	(92,690)	(43,068)
Cash flows from financing activities
Stock issuance costs	(148)	-
Exercise of stock options	1,108	-
Proceeds from debt	367,670	141,500
Principal payments on debt	(278,269)	(88,860)
Debt issuance costs	(6,214)	(434)
Increase in restricted cash	(5,642)	(544)
Net cash provided by financing activities	78,505	51,662
Effect on cash of foreign currency translation	(1,650)	(243)
Net increase in cash	9,097	33,515
Cash at beginning of the period	17,671	14,078
Cash at end of the period	$26,768	$47,593

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$2,502	$1,569
Interest	8,447	4,743
Supplemental disclosure of non-cash investing and financing activity
Transfer of rental equipment to direct finance lease	$3,025	$19,557

See accompanying notes to unaudited consolidated financial statements.

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	The Company and Nature of Operations

Organization

CAI International, Inc. and its subsidiaries (collectively, CAI or the Company), operates primarily in the international intermodal marine cargo container leasing business. The Company also owns a fleet of railcars, which it leases in North America. The Company generates revenue from two reportable segments: equipment leasing and equipment management. The equipment leasing segment specializes primarily in the ownership and leasing of intermodal containers, while the equipment management segment manages equipment for third-party investors. The Company leases its equipment principally to international container shipping lines located throughout the world. The Company sells equipment primarily to third-party investor groups and provides management services to those investors in return for a management fee.

The Company’s common stock is traded on the New York Stock Exchange under the symbol “CAP”. The Company’s corporate headquarters are located in San Francisco, California.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries, and its 80% owned subsidiary, CAIJ, Inc. (CAIJ). All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position as of March 31, 2013 and December 31, 2012, and the Company’s results of operations and cash flows for the three months ended March 31, 2013 and 2012.  The results of operations and cash flows for the periods presented are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2013 or in any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The accompanying unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 28, 2013.

(2)	Accounting Policies and Recent Accounting Pronouncements

(a)	Accounting Policies

There were no changes to the Company’s accounting policies during the three months ended March 31, 2013. See Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

(b)	Recent Accounting Pronouncements

There have been no recent accounting pronouncements that would have a significant impact on the Company’s financial statements.

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

Managed Container Funds

All container funds under management by the Company are considered VIEs because as manager of the funds, the Company has the power to direct the activities that most significantly impact the entity’s economic performance including the leasing and managing of containers owned by the funds. With the exception of two specific Japanese funds established in September 2010, the fees earned for arranging, managing and establishing the funds are not significant to the expected returns of the funds so the Company does not have a variable interest in the funds. The rights to receive benefits and obligations to absorb losses that could potentially be significant to the funds belong to the third party investors, so the Company concluded that it is not the primary beneficiary of the funds. With the exception of the sale of containers to the two Japanese funds established in September 2010, the Company recognizes gain on sale of containers to the unconsolidated VIEs as sales in the ordinary course of business. For the three months ended March 31, 2013, the Company sold no container portfolios to the Japanese VIEs. For the three months ended March 31, 2012, the Company sold $10.3 million of container portfolios to the Japanese VIEs and recognized a gain on sale of $1.3 million.

In September 2010, the Company transferred approximately $16.0 million of containers to two specific Japanese funds that were considered VIEs. The terms of the transaction included options for the Company to purchase the containers from the funds at a fixed price. As a result of the residual interest resulting from the fixed price call option, the Company concluded that it may absorb a significant amount of the variability associated with the funds’ anticipated economic performance and as a result the Company had a variable interest in the funds. As the Company had the power to direct the activities that most significantly impact the economic performance of the VIEs and the variable interest provides the Company with the right to receive benefits from the entity that could potentially be significant to the funds, the Company determined that it was the primary beneficiary of these two specific VIEs and included the VIEs’ assets and liabilities, results of operations and cash flows in the Company’s consolidated financial statements. The container equipment, cash held by the container funds and net investment in direct finance leases, were included on the Company’s consolidated balance sheet with the offsetting equity related to the funds presented separately as non-controlling interest.

During the third quarter of 2012, the Company terminated its management agreements with the two Japanese VIEs and purchased all the container equipment legally owned by them.  As the Company previously consolidated these two Japanese VIEs, the purchase of the containers was considered a repurchase of the non-controlling interest for accounting purposes.  The Company paid cash of $15.3 million and contributed cash and other assets from the two Japanese VIEs of $4.2 million in consideration for the non-controlling interest of $19.5 million. No gain or loss was recognized by the Company upon the repurchase of the non-controlling interest and subsequent deconsolidation of the two Japanese VIEs.   The results of the VIEs’ operations have been included in the Company’s consolidated statements of income until the date of deconsolidation.  Net income of $0.1 million attributable to the two Japanese funds is presented as net income attributable to non-controlling interest in the Company’s consolidated statements of income.

Collateralized Financing Obligations

During the years ended December 31, 2012 and 2011, and the three months ended March 31, 2013, the Company transferred containers with a net book value of $85.0 million to Japanese investor funds while concurrently entering into lease agreements for the same containers, under which the Company will lease the containers back from the Japanese investors.  In accordance with ASC 840, Sale-Leaseback Transactions, the Company concluded these were financing transactions under which sale-leaseback accounting was not applicable.

The container funds under financing arrangements are considered VIEs under ASC 810 because as lessee of the funds, the Company has the power to direct the activities that most significantly impact each entity’s economic performance including the leasing and managing of containers owned by the funds. The terms of the transactions include options for the Company to purchase the containers from the funds at a fixed price. As a result of the residual interest resulting from the fixed price call option, the Company concluded that it may absorb a significant amount of the variability associated with the funds’ anticipated economic performance and, as a result, the Company has a variable interest in the funds. As the Company has the power to direct the activities that most significantly impact the economic performance of the VIEs and the variable interest provides the Company with the right to receive benefits from the entity that could potentially be significant to the funds, the Company determined that it is the primary beneficiary of these VIEs and included the VIEs’ assets and liabilities as of March 31, 2013 and December 31, 2012, and the results of the VIE’s operations and cash flows for the three months ended March 31, 2013 and 2012 in the Company’s consolidated financial statements.

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The containers that were transferred to the Japanese investor funds had a net book value of $79.4 million as of March 31, 2013. The container equipment, together with $6.4 million of cash held by the investor funds, has been included on the Company’s consolidated balance sheet with the offsetting liability related to the funds presented as collateralized financing obligations of $95.1 million in the debt section of the Company’s consolidated balance sheet. See Note 6 (e). No gain or loss was recognized by the Company on the initial consolidation of the VIEs.

(4)	Net Investment in Direct Finance Leases

The following table represents the components of the Company’s net investment in finance leases (in thousands):

	March 31, 2013	December 31, 2012
Gross finance lease receivables (1)	$116,118	$116,999
Unearned income (2)	(30,138)	(31,445)
Net investment in finance leases	$85,980	$85,554

(1)
At the inception of the lease, the Company records the total minimum lease payments, executory costs, if any, and unguaranteed residual value as gross finance lease receivables. The gross finance lease receivable is reduced as customer payments are received.  Approximately $13.0 million and $9.1 million of unguaranteed residual value at March 31, 2013 and December 31, 2012, respectively, were included in gross finance lease receivables. There were no executory costs included in gross finance lease receivables as of March 31, 2013 and December 31, 2012.

(2)
The difference between the gross finance lease receivable and the cost of the equipment or carrying amount at the lease inception is recorded as unearned income. Unearned income together with initial direct costs, are amortized to income over the lease term so as to produce a constant periodic rate of return. There were no unamortized initial direct costs as of March 31, 2013 and December 31, 2012.

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

Tier 3— Customers in this category exhibit volatility in payments on a regular basis.

Based on the above categories, the Company's gross finance lease receivables were as follows (in thousands):

	March 31, 2013	December 31, 2012
Tier 1	$98,443	$98,611
Tier 2	17,675	18,388
Tier 3	—	—
	$116,118	$116,999

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Contractual maturities of the Company's gross finance lease receivables subsequent to March 31, 2013 for the years ending March 31 are as follows (in thousands):

2014	$19,007
2015	22,810
2016	16,503
2017	17,705
2018	10,788
2019 and thereafter	29,305
$116,118

(5)	Intangible Assets

The Company amortizes intangible assets on a straight line basis over their estimated useful lives as follows:

Trademarks	1-10 years
Contracts – third party	7 years
Contracts – owned equipment	5-7 years

Total amortization expense was $0.2 million for each of the three months ended March 31, 2013 and 2012.

Intangible assets as of March 31, 2013 and December 31, 2012 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2013
Trademarks	$1,278	$(864)	$414
Contracts- third party	3,650	(3,389)	261
Contracts- owned equipment	3,907	(3,384)	523
	$8,835	$(7,637)	$1,198
December 31, 2012
Trademarks	$1,278	$(831)	$447
Contracts- third party	3,650	(3,259)	391
Contracts- owned equipment	3,960	(3,357)	603
	$8,888	$(7,447)	$1,441

Index

(6)	Debt and Capital Lease Obligations

Debt

Details of the Company’s debt as of March 31, 2013 and December 31, 2012 were as follows (dollars in thousands):

		March 31, 2013			December 31, 2012
		Outstanding		Average	Outstanding		Average	Agreement
Reference		Current	Long-term	Interest	Current	Long-term	Interest	Terminates

(a)(i)	Revolving credit facility	$-	$111,500	2.2%	$-	$160,000	3.0%	March 2018
(a)(ii)	Revolving credit facility - Rail	-	41,469	2.5%	-	41,469	2.5%	June 2015
(b)(i)	Term loan	2,150	35,050	2.5%	800	6,600	2.7%	April 2018
(b)(ii)	Term loan	7,500	117,500	2.3%	24,964	230,651	3.3%	December 2016
(b)(iii)	Term loan	9,940	126,775	2.5%	9,940	129,260	2.5%	April 2017
(c)	Senior secured notes	8,240	90,640	4.9%	8,240	94,760	4.9%	September 2022
(d)	Asset backed notes	40,000	352,875	3.4%	17,100	151,050	3.5%	March 2028
(e)	Collateralized financing obligations	-	95,140	1.0%	-	75,200	1.1%	November 2016
	Total Debt	$67,830	$970,949		$61,044	$888,990

The Company's term loans, senior secured notes, asset-backed notes and collateralized financing obligations are secured by specific pools of rental equipment and other assets owned by the Company, the underlying leases thereon and the Company’s interest in any money received under such contracts. The agreements relating to all of the Company’s debt contain various financial and other covenants. As of March 31, 2013, the Company was in compliance with all of its debt covenants.

(a)	Revolving Credit Facilities

Revolving credit facilities consist of the following:

(i) On March 15, 2013, the Company entered into a Third Amended and Restated Revolving Credit Agreement with a syndicate of banks to finance the acquisition of container rental equipment and for general working capital purposes.  The Third Amended and Restated Revolving Credit Agreement refinanced the Company’s prior revolving credit facility to reduce the interest rate, increase the facility commitment and revise certain covenants to provide the Company with additional flexibility.  As of March 31, 2013, the maximum commitment under the revolving credit facility was $760.0 million. The Company’s revolving credit facility may be increased up to a maximum of $960.0 million without lender approval so long as no default or event of default exists either before or immediately after giving effect to the increase. There is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to the Company. These credit commitments are part of, and not in addition to, the total commitment provided under the agreement. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the revolving credit agreement.  In addition to various financial and other covenants, the Company’s revolving credit facility also includes certain restrictions on the Company’s ability to incur other indebtedness or pay dividends to stockholders.  As of March 31, 2013, the Company was in compliance with the terms of the revolving credit facility.

As of March 31, 2013, the Company had $648.4 million in availability under the revolving credit facility (net of $0.1 million in letters of credit) subject to its ability to meet the collateral requirements under the agreement governing the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

The Company’s revolving credit facility, including any amounts drawn on the facility, is secured by substantially all of the assets of the Company (not otherwise used as security for its other credit facilities) including the equipment owned by the Company, the underlying leases thereon and the Company’s interest in any money received under such contracts.

(ii)  On June 7, 2012, CAI and CAI Rail Inc. (CAI Rail), a wholly-owned subsidiary of the Company, entered into a revolving credit agreement with a consortium of banks to finance the acquisition of railcars.  As of March 31, 2013, the maximum credit commitment under the revolving credit facility was $85.0 million.

Borrowings under the credit facility bear interest at a variable rate. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the revolving credit agreement.  For domestic base rate loans, the interest rate is equal to the highest of (i) the daily federal funds open rate as published by the Federal Reserve Bank of New York and (ii) the administrative agent’s published “Reference Rate”, in each case plus a margin based on certain conditions.

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of March 31, 2013, CAI Rail had $43.5 million in availability under the revolving credit facility, subject to its ability to meet the collateral requirements under the agreement governing the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

CAI Rail’s revolving credit facility, including any amounts drawn on the facility, is secured by all of the assets of CAI Rail and is guaranteed by the Company.

(b)	Term Loans

Term loans consist of the following:

(i) On August 20, 2009, the Company entered into a $10.0 million five-year loan agreement with the Development Bank of Japan (DBJ). The loan is payable in 19 quarterly installments of $0.2 million starting October 31, 2009 and a final payment of $6.2 million on July 31, 2014. On March 22, 2013, the Company entered into an additional $30.0 million five-year loan agreement with DBJ. The loan is payable in 19 quarterly installments of $0.5 million starting July 31, 2013 and a final payment of $21.5 million on April 30, 2018. Both loans bear variable interest rates based on LIBOR. As of March 31, 2013, the loans had a combined balance of $37.2 million.

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

On March 28, 2013, the term loan agreement was amended to: (a) reduce the principal balance of the loan from $249.4 million to $125.0 million through payment of $124.4 million from the proceeds of the $229.0 million fixed-rate asset-backed notes issued by the Company’s indirect wholly-owned subsidiary, CAL Funding II Limited (see Note 6(d) below); (b) reduce the interest rate on the remaining loan balance; and (c) revise certain covenants under the term loan agreement to provide increased flexibility to the Company. Quarterly payments of principal have been reduced to $1.9 million with the balance of the unpaid principal due on December 20, 2016. As of March 31, 2013, the term loan had a balance of $125.0 million.

(iii) On April 11, 2012, the Company entered into a term loan agreement with a consortium of banks. The agreement provides for a five year term loan of up to $60.0 million, subject to certain borrowing conditions, which amount is secured by certain assets of the Company. The maximum commitment under the loan was increased to $142.0 million on November 9, 2012. The commitment under the loan may be increased to a maximum of $200.0 million under certain conditions described in the agreement. The outstanding principal amounts under the term loan bear interest based on LIBOR, amortized quarterly, and require quarterly payments equal to 1.75% multiplied by the outstanding principal amount at such time. The facility contains various financial and other covenants. The full $142.0 million has been withdrawn and was primarily used to repay outstanding amounts under the revolving credit facility. All unpaid amounts then outstanding are due and payable on April 11, 2017.  As of March 31, 2013, the loan had a balance of $136.7 million.

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

The Notes bear interest at 4.9% per annum, due and payable semiannually on March 13 and September 13 of each year, commencing on March 13, 2013.  In addition, CAL is required to make certain principal payments on March 13 and September 13 of each year, commencing on March 13, 2013.  Any unpaid principal and interest is due and payable on September 13, 2022.  The Note Purchase Agreement provides that CAL may prepay at any time all or any part of the Notes in an amount not less than 10% of the aggregate principal amount of the Notes then outstanding. As of March 31, 2013, the Notes had a balance of $98.9 million.

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(d)	Asset-Backed Notes

On October 18, 2012, CAL Funding II Limited (CAL II), a wholly owned indirect subsidiary of CAI, issued $171.0 million of 3.47% fixed rate asset-backed notes (Asset-Backed Notes).  Principal and interest on the Asset-Backed Notes is payable monthly commencing on November 26, 2012, and the Asset-Backed Notes mature in October 2027.  The proceeds from the Asset-Backed Notes were used to repay part of the Company’s borrowings under its senior revolving credit facility.

On March 28, 2013, CAL II issued $229.0 million of 3.35% fixed rate asset-backed notes (Series 2013-1 Asset-Backed Notes). Principal and interest on the Series 2013-1 Asset-Backed Notes is payable monthly commencing on April 25, 2013, and the Series 2013-1 Asset-Backed Notes mature in March 2028. The proceeds from the Series 2013-1 Asset-Backed Notes were used partly to reduce the balance of the Company’s term loan with a consortium of banks as described in Note 6 (b)(ii) above, and to partially pay down the Company’s senior revolving credit facility.

The agreements under the asset-backed notes require the Company to maintain a restricted cash account to cover payment of the obligations. As of March 31, 2013, the restricted cash account had a balance of $10.0 million.

(e)	Collateralized Financing Obligations

As of March 31, 2013, the Company had collateralized financing obligations of $95.1 million (see Note 3). The obligations had an average interest rate of 1.0% as of March 31, 2013 with maturity dates between June 2015 and November 2016. The debt is secured by a pool of containers covered under the financing arrangements.

Capital Lease Obligations

As of March 31, 2013, the Company had capital lease obligations of $6.6 million. The underlying obligations are denominated in U.S. Dollars and Euros at floating interest rates averaging 2.4% as of March 31, 2013 with maturity dates between September 2013 and June 2019. The loans are secured by containers covered by the lease obligations.

(7)	Stock–Based Compensation Plan

Stock Options

The following table summarizes the Company’s stock option activities for the three months ended March 31, 2013 and 2012:

	Three Months Ended,
	2013		2012
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at January 1	1,335,680	$13.41	1,192,680	$12.89
Options granted – directors and employees	-	$-	-	$-
Options forfeited- employees	(834)	$5.60	-	-
Options exercised - employees	(88,661)	$12.50	-	$-

Options outstanding at March 31	1,246,185	$13.48	1,192,680	$12.89
Options exercisable	981,310	$11.99	832,055	$11.12
Weighted average remaining term of options exercisable	5.7 years		6.2 years

Stock options granted to employees have a vesting period of four years from grant date, with 25% vesting after one year, and 1/48th vesting each month thereafter until fully vested. Stock options granted to independent directors vest in one year.

The Company recorded stock-based compensation expense of $0.3 million in each three-month period ended March 31, 2013 and 2012.  As of March 31, 2013, the remaining unamortized stock-based compensation cost relating to stock options granted to the Company’s employees was approximately $1.9 million which is to be recognized over the remaining weighted average vesting period of approximately 2.4 years. Unamortized stock-based compensation cost relating to independent directors’ options as of March 31, 2013 was approximately $0.1 million which is to be recognized over a remaining weighted average vesting period of approximately two months.

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2013 was approximately $1.3 million. The aggregate intrinsic value of all options outstanding as of March 31, 2013 was $19.1 million based on the closing price of the Company’s common stock of $28.82 per share on March 28, 2013, the last trading day of the quarter.

Restricted Stock

In January 2013, the Company granted 2,500 shares of restricted common stock valued at less than $0.1 million. The restricted stock award has a vesting period of 4 years.

Stock-based compensation expense is recorded as a component of marketing, general and administrative expense in the Company’s consolidated statements of income.

(8)	Income Taxes

The consolidated income tax expense for the three months ended March 31, 2013 and 2012 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2013 and 2012, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes and the effect of certain permanent differences.

The Company’s effective tax rate for the three months ended March 31, 2013 was 12.4% compared to 14.8 % for the three months ended March 31, 2012. The lower effective tax rate for the three months ended March 31, 2013 is due primarily to higher pretax income from foreign operations where statutory rates are lower than the U.S. income tax rates.

The Company recognizes in the financial statements a liability for tax uncertainty if it is more likely than not that the position will be sustained on audit, based on the technical merits of the position. As of March 31, 2013, the Company had unrecognized tax benefits of $0.2 million, which if recognized, would reduce the Company’s effective tax rate. Total accrued interest relating to unrecognized tax benefits was less than $0.1 million as of March 31, 2013. The Company does not believe the total amount of unrecognized tax benefits as of March 31, 2013 will increase or decrease for the remainder of 2013.

The Company’s U.S. federal income tax returns for 2008 and 2009 are currently under examination.

(9)	Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s senior secured notes of $98.9 million and collateralized financing obligations of $95.1 million as of March 31, 2013 were estimated to have a fair value of approximately $103.7 million and $92.2 million, respectively, based on the fair value of estimated future payments calculated using the prevailing interest rates. The fair value of these financial instruments would be categorized as Level 3 of the fair value hierarchy.  Management believes that the balances of the Company’s revolving credit facilities of $153.0 million, term loans totaling $298.9 million, asset-backed notes of $392.9 million, net investment in direct finance leases of $86.0 million and capital lease obligations of $6.6 million approximate their fair values as of March 31, 2013. The fair value of these financial instruments would be categorized as Level 3 of the fair value hierarchy.

(10)	Commitments and Contingencies

In addition to its debt obligations described in Note 6 above, the Company had commitments to purchase approximately $62.7 million of rental equipment as of March 31, 2013. The Company also utilizes certain office facilities and equipment under long-term non-cancellable operating lease agreements with total future minimum lease payments of approximately $5.4 million as of March 31, 2013.

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

As described in Note 3, the Company has included in its consolidated financial statements, the assets and liabilities, results of operations, and cash flows of the financing arrangements, in accordance with ASC 810. The Company has also included the results of operations and cash flows of the two specific Japanese container funds up to the date of their deconsolidation, in accordance with ASC 810, Consolidation.

(12)	Segment Information

The Company operates in one industry segment, equipment leasing, but has two reportable business segments: equipment leasing and equipment management. The equipment leasing segment derives its revenue primarily from the ownership and leasing of containers to container shipping lines and freight forwarders. The equipment management segment derives its revenue from management fees earned from portfolios of equipment and associated leases which are managed on behalf of third-party investors. The Company also derives revenue from the sale of equipment to third-party investors who in turn enter into management agreements with the Company. There are no inter-segment revenues.

With the exception of amortization of intangible assets and marketing, general and administrative expenses (MG&A), operating expenses are directly attributable to the equipment leasing segment. Amortization of intangible assets relating to owned and third party contracts is charged directly to the equipment leasing segment and equipment management segment, respectively. The amortization of remaining intangible assets relating to the trademark is allocated to the segments based on the average number of twenty-foot equivalent units (TEUs) of containers in each segment during the year.

MG&A expenses are allocated to each segment based on either revenue or the number of TEUs in each segment, depending on the function of the department which incurred the expense, after directly assigning MG&A expenses relating to CAI Consent Sweden AB (Consent) and CAI Rail to the equipment leasing segment and MG&A expenses relating to CAIJ and CAI Deutschland GmbH to the equipment management segment.

The Company does not allocate interest income and income tax expense to its segments.

Total assets of the equipment management segment consist of managed accounts receivable, the net carrying value of the intangible asset relating to third party contracts and a portion of the intangible asset relating to trademarks (determined based on the percentage of average TEUs of managed containers to total average TEUs). The remaining balance of total assets is allocated to the equipment leasing business.

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables show condensed segment information for the three months ended March 31, 2013 and 2012, reconciled to the Company’s net income before income taxes and non-controlling interest as shown in its consolidated statements of income (in thousands):

	Three Months Ended March 31, 2013
	Equipment Leasing	Equipment Management	Unallocated	Total
Total revenue	$48,729	$2,230	-	50,959
Total operating expenses	21,734	1,377	-	23,111
Operating income	26,995	853	-	27,848
Net interest expense	9,512	-	(3)	9,509
Net income before income taxes	$17,483	$853	$3	$18,339
Total assets	$1,522,856	$12,824	$-	$1,535,680

	Three Months Ended March 31, 2012
	Equipment Leasing	Equipment Management	Unallocated	Total
Total revenue	$33,950	$5,457	$-	$39,407
Total operating expenses	14,320	2,195	-	16,515
Operating income	19,630	3,262	-	22,892
Net interest expense	5,936	-	(5)	5,931
Net income before income taxes and non-controlling interest	$13,694	$3,262	$5	$16,961
Total assets	$994,743	$19,997	$-	$1,014,740

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

The Company’s railcars, with a net book value of $52.5 million as of March 31, 2013, are used primarily to transport cargo within the United States.

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

Index

CAI INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the reconciliation of basic and diluted net income per share for the three months ended March 31, 2013 and 2012 (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
Numerator
Net income attributable to CAI common stockholders used in the calculation of basic and diluted earnings per share	$16,067	$14,391
Denominator
Weighted average shares used in the calculation of basic earnings per share	22,085	19,295
Effect of dilutive securities:
Stock options	583	409
Weighted average shares used in the calculation of diluted earnings per share	22,668	19,704
Net income per share attributable to CAI common stockholders:
Basic	$0.73	$0.75
Diluted	$0.71	$0.73

The calculation of diluted earnings per share for the three months ended March 31, 2013 excluded from the denominator 180,000 shares of stock options because their effect would have been anti-dilutive. The calculation of diluted earnings per share for the three months ended March 31, 2012 excluded from the denominator 220,000 shares of stock options because their effect would have been anti-dilutive.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 28, 2013.  In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those contained in or implied by any forward-looking statements.  The financial information included in this discussion and in our consolidated financial statements may not be indicative of our consolidated financial position, operating results, changes in equity and cash flows in the future.

Overview

We are one of the world’s leading equipment leasing and management companies, operating primarily in the international intermodal marine cargo container leasing business. We purchase equipment, which we lease primarily to container shipping lines and either retain as part of our owned fleet or sell to third-party investors for whom we then provide management services. In operating our fleet, we lease, re-lease and dispose of equipment and contract for the repair, repositioning and storage of equipment. As of March 31, 2013, our fleet consisted of 1,091,117 twenty-foot equivalent units (TEUs) of containers and 1,453 railcars.

The following table shows the composition of our fleet as of March 31, 2013 and 2012 and our average fleet utilization for the three months ended March 31, 2013 and 2012:

	As of March 31,
	2013	2012

Owned container fleet in TEUs	790,095	487,300
Managed container fleet in TEUs	301,022	469,560
Total container fleet in TEUs	1,091,117	956,860

Owned railcar fleet in units	1,453	-

	Three Months Ended March 31,
	2013	2012

Average container fleet utilization rate for the period	92.2%	94.2%

Average container fleet utilization reflects the average number of container TEUs on lease as a percentage of our total container fleet available for lease. In calculating TEUs available for lease, we exclude units held for sale and units we have purchased that are held at the manufacturer.

During the three months ended March 31, 2013, we paid $103.7 million to purchase additional containers, and we plan to invest in additional containers and railcars in the future. Our investment in containers this year has included the purchase of container portfolios from our managed fleet. We believe those investments are beneficial, however, we believe it is important to maintain a balance between the size of our owned fleet and our managed fleet in order to have multiple sources of revenue and will consider future opportunities to expand our managed fleet.

Index

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

The following table summarizes our operating results for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended March 31,		Increase
	2013	2012	Amount	Percent

Total revenue	$50,959	$39,407	$11,552	29%
Operating expenses	23,111	16,515	6,596	40
Net interest expense	9,509	5,931	3,578	60
Net income attributable to CAI common stockholders	16,067	14,391	1,676	12

Total revenue of $51.0 million for the three months ended March 31, 2013 increased $11.6 million, or 29%, from $39.4 million for the three months ended March 31, 2012, primarily due to a $14.1 million, or 44%, increase in rental revenue and a $0.6 million, or 44%, increase in finance lease income, partially offset by $2.0 million, or 47%, and $1.3 million, or 100%, decreases in management fee revenue and gain on sale of equipment portfolios, respectively. Operating expenses of $23.1 million for the three months ended March 31, 2013 increased $6.6 million, or 40%, from $16.5 million for the three months ended March 31, 2012, mainly as a result of a $4.7 million, or 44%, increase in depreciation expense and a $2.3 million, or 114%, increase in storage, handling and other expenses. Net interest expense of $9.5 million for the three months ended March 31, 2013 increased $3.6 million, or 60%, due to the higher average debt balance and the write-off of $1.1 million of deferred financing costs. The increase in revenue was partially offset by the increase in operating expenses and net interest expense, and resulted in a $1.7 million, or 12%, increase in net income attributable to CAI common stockholders for the three months ended March 31, 2013 compared to the same three-month period in 2012.

Revenue. The following discussion explains the significant changes in the composition of our total revenue for the three months ended March 31, 2013 compared to the three months ended March 31, 2012:

Rental Revenue. Rental revenue increased $14.1 million, or 44%, to $46.6 million for the three months ended March 31, 2013, from $32.5 million for the three months ended March 31, 2012. This was primarily due to $15.6 million increase in rental revenue attributable to a 48% increase in the average number of TEUs of owned containers on lease and $1.6 million of revenue from CAI Rail Inc. (CAI Rail), partially offset by a 3% reduction in average per diem rates.

Management Fee Revenue. Management fee revenue for the three months ended March 31, 2013 was $2.2 million, a decrease of $2.0 million, or 47%, from $4.2 million for the three months ended March 31, 2012. The decrease was primarily due to a 29% reduction in the size of the on-lease managed equipment fleet. Additionally, management fee revenue for the three months ended March 31, 2012 also included one-time arrangement fees of approximately $1.3 million, as a result of transactions completed by CAIJ.

Gain on Sale of Equipment Portfolios. There was no gain on sale of equipment portfolios for the three months ended March 31, 2013, compared to $1.3 million gain on sale of equipment portfolios recognized for the three months ended March 31, 2012. We did not sell any equipment to investors in the three months ended March 31, 2013.

Finance Lease Income. Finance lease income increased by $0.6 million, or 44%, to $2.1 million for the three months ended March 31, 2013, from $1.5 million for the three months ended March 31, 2012. The increase was primarily attributable to new finance lease contracts entered into during in 2012.

Expenses.  The following discussion explains the significant changes in expenses for the three months ended March 31, 2013 compared to the three months ended March 31, 2012:

Depreciation of Rental Equipment. Depreciation of rental equipment increased by $4.7 million, or 44%, to $15.3 million for the three months ended March 31, 2013, from $10.7 million for the three months ended March 31, 2012. This increase was primarily attributable to a 52% increase in average TEUs of owned containers and $0.5 million attributable to CAI Rail.

 Gain on Disposition of Used Rental Equipment. Gain on disposition of used rental equipment decreased by $0.5 million, or 15%, to $2.6 million for the three months ended March 31, 2013, from $3.1 million for the three months ended March 31, 2012. The decrease was due primarily to a lower volume of owned equipment sold in the three months ended March 31, 2013, compared to the three months ended March 31, 2012.

Index

Storage, Handling and Other Expenses. Storage, handling and other expenses increased by $2.3 million, or 114%, to $4.3 million for the three months ended March 31, 2013, from $2.0 million for the three months ended March 31, 2012. The increase in the size of our owned container fleet and the decrease in utilization of our owned containers from 96.6% for the first quarter of 2012 to 94.0% for the first quarter of 2013, has resulted in an increase in the number of containers in storage during the three months ended March 31, 2013 leading to higher handling, storage and other related charges. We also incurred $0.4 million of repair and maintenance cost in our rail business during the first quarter of 2013.

Marketing, General and Administrative (MG&A) Expense. MG&A expense of $6.2 million for the three months ended March 31, 2013, was broadly in line with the cost of $6.5 million for the three months ended March 31, 2012.

Gain on Foreign Exchange. We recognized a gain of $0.3 million on foreign exchange transactions for the three months ended March 31, 2013 compared to a loss of $0.2 million during the three months ended March 31, 2012 as a result of the strengthening of the U.S. dollar.

Net Interest Expense. Net interest expense of $9.5 million for the three months ended March 31, 2013 increased by $3.6 million, or 60%, compared to $5.9 million during the three months ended March 31, 2012. The increase in net interest expense was due primarily to an increase in the average principal balance of our debt and the write-off of $1.1 million of prepaid financing costs as a result of a number of refinancing arrangements that we completed during the quarter.

Income Tax Expense. Income tax expense for the three months ended March 31, 2013 was $2.3 million, compared to $2.5 million for the three months ended March 31, 2012. The effective tax rate for the three months ended March 31, 2013 was 12.4% compared to 14.8% for the three months ended March 31, 2012. The lower effective tax rate for the three months ended March 31, 2013 was due primarily to a higher proportion of pretax income being generated by our foreign operations where income tax rates are lower than in the U.S.

Segment Information

The following table summarizes our results of operations for each of our business segments for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended March 31		Change
	2013	2012	Amount	Percent
Equipment Leasing
Total revenue	$48,729	$33,950	$14,779	44%
Operating expenses	21,734	14,320	7,413	52
Interest expense	9,512	5,936	3,576	60
Net income before income taxes and non-controlling interest	$17,483	$13,694	$3,790	28
Equipment Management
Total revenue	$2,230	$5,457	$(3,227)	(59	) %
Operating expenses	1,377	2,195	(817)	(37)
Net income before income taxes and non-controlling interest	$853	$3,262	$(2,410)	(74)

Equipment Leasing. Total revenue from our equipment leasing segment increased $14.8 million, or 44%, to $48.7 million for the three months ended March 31, 2013 from $34.0 million for the three months ended March 31, 2012. The increase was primarily due to an increase in the number of owned containers on lease and revenue from CAI Rail, partly offset by a reduction in average per diem rental rates.

Total operating expenses for the equipment leasing segment for the three months ended March 31, 2013 increased $7.4 million, or 52%, to $21.7 million, from $14.3 million for the three months ended March 31, 2012. The increase was primarily attributable to higher depreciation expense resulting from an increase in the amount of owned equipment and an increase in storage, handling and other expenses as a result of a decrease in utilization.

Interest expense for the three months ended March 31, 2013 increased $3.6 million, or 60%, to $9.5 million. The increase in interest expense was primarily due to the increase in our average debt balance and the write-off of $1.1 million of prepaid financing costs.

Index

Equipment Management. Total revenue of $2.2 million from our equipment management segment for the three months ended March 31, 2013 was $3.2 million, or 59%, lower than the $5.5 million revenue we realized for this segment for the three months ended March 31, 2012. The decrease was primarily due to a $2.0 million reduction in management fees attributable primarily to a reduction in the size of our on-lease managed equipment fleet, and a $1.3 million decrease in gain on sale of equipment portfolios.

Total operating expenses for the equipment management segment decreased $0.8 million, or 37% to $1.4 million for the three months ended March 31, 2013, from $2.2 million for the three months ended March 31, 2012 as a result of lower allocation of MG&A expense.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash flows from operations, sales of equipment portfolios, borrowings from financial institutions, exercise of stock options and sale of our stock. We believe that cash flow from operations, future sales of equipment portfolios and borrowing availability under our credit facilities are sufficient to meet our liquidity needs for at least the next 12 months.

We have typically funded a significant portion of the purchase price for new equipment through borrowings under our credit facilities. However, from time to time we have funded new equipment acquisitions through the use of working capital.

Revolving Credit Facilities

(i)  On March 15, 2013, we entered into a Third Amended and Restated Revolving Credit Agreement with a syndicate of banks to finance the acquisition of container rental equipment and for general working capital purposes.  The Third Amended and Restated Revolving Credit Agreement refinanced our prior revolving credit facility to reduce the interest rate, increase the facility commitment and revise certain covenants to provide us with additional flexibility.  As of March 31, 2013, the maximum commitment under our revolving credit facility was $760.0 million, which may be increased to a maximum of $960.0 million under certain conditions described in the agreement.  As of March 31, 2013, we had an outstanding balance of $111.5 million and availability of $648.4 million under our revolving credit facility (net of $0.1 million in letters of credit), subject to our ability to meet the collateral requirements under the agreement governing the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

There is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to us. These credit commitments are part of, and not in addition to, the maximum credit commitment. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar Rate loans as defined in the revolving credit facility. As of March 31, 2013, the interest rate on our revolving credit facility was 2.2%. Our revolving credit facility will expire in March 2018.

We intend to use our revolving credit facility primarily to fund the purchase of containers. As of March 31, 2013, we had commitments to purchase $62.7 million of rental equipment and had rental equipment payable of $53.3 million. We have typically used our cash flow from operations and the proceeds from sales of equipment portfolios to third-party investors to repay our revolving credit facility. As we expand our owned fleet, our revolving credit facility balance will be higher and will result in higher interest expense. In addition to customary events of default, our revolving credit facility and term loans contain restrictive covenants, including limitations on certain liens, indebtedness and investments.  In addition, all of our facilities contain certain restrictive financial covenants.  The covenants require us to maintain (1) a maximum consolidated funded debt to consolidated tangible net worth ratio of 3.75:1.00; and (2) a minimum fixed charge coverage ratio of 1.20:1.00. We were in compliance with both covenants as of March 31, 2013.

(ii)  On June 7, 2012, we entered into a revolving credit agreement for CAI Rail with a consortium of banks to finance the acquisition of railcars. As of March 31, 2013, the maximum credit commitment under the revolving credit facility was $85.0 million.  Borrowings under this credit facility bear interest at a variable rate. For domestic base rate loans, the interest rate is equal to the highest of (i) the daily federal funds open rate as published by the Federal Reserve Bank of New York and (ii) the administrative agent’s published “Reference Rate”, in each case plus a margin based on certain conditions.  For Eurodollar rate loans, the interest rate is equal to a LIBOR-based rate plus a margin based on certain conditions. As of March 31, 2013, the average interest rate under the agreement was 2.5%.

As of March 31, 2013, the outstanding balance under CAI Rail’s revolving credit facility was $41.5 million. As of March 31, 2013, we had $43.5 million in availability under the facility, subject to our ability to meet the collateral requirements under the agreement governing the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

The agreement governing CAI Rail’s revolving credit facility contains various financial and other covenants. As of March 31, 2013, we were in compliance with the terms of the revolving credit facility. The revolving credit facility for CAI Rail will terminate on June 7, 2015.

Index

Term Loan Facilities

(i)  On August 20, 2009, we entered into a $10.0 million five-year loan agreement with the Development Bank of Japan (DBJ). The loan is payable in 19 quarterly installments of $0.2 million starting October 31, 2009 and a final payment of $6.2 million on July 31, 2014. On March 22, 2013, we entered into an additional $30.0 million five-year loan agreement with DBJ. The loan is payable in 19 quarterly installments of $0.5 million starting July 31, 2013 and a final payment of $21.5 million on April 30, 2018. Both loans bear variable interest rates based on LIBOR. As of March 31, 2013, the loans had a combined balance of $37.2 million and an average interest rate of 2.5%.

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

On March 28, 2013, the term loan agreement was amended to: (a) reduce the principal balance of the loan from $249.4 million to $125.0 million through payment of $124.4 million from the proceeds of the $229.0 million fixed-rate asset-backed notes issued by the Company’s indirect wholly-owned subsidiary, CAL Funding II Limited (see paragraph (ii) of Asset-Backed Notes below); (b) reduce the interest rate on the remaining loan balance; and (c) revise certain covenants under the term loan agreement to provide increased flexibility to the Company.  Quarterly payments of principal have been reduced to $1.9 million with the balance of the unpaid principal due on December 20, 2016.  As of March 31, 2013, the term loan had a balance of $125.0 million and average interest rate of 2.3%.

(iii)  On April 11, 2012, we entered into another term loan agreement with a consortium of banks. The agreement provides for a five year term loan of up to $60.0 million, subject to certain borrowing conditions, which amount is secured by certain of our assets. The maximum commitment under the loan was increased to $142.0 million on November 9, 2012. The commitment under the loan may be increased to a maximum of $200.0 million, under certain conditions described in the agreement.  The outstanding principal amounts under the term loan bear interest based on LIBOR, amortized quarterly, and require quarterly payments equal to 1.75% multiplied by the outstanding principal amount at such time. The facility contains various financial and other covenants. The full $142.0 million has been drawn and as of March 31, 2013, this term loan had a balance of $136.7 million and an interest rate of 2.5%. All unpaid amounts outstanding are due and payable on April 11, 2017.

Asset-Backed Notes

(i)   On October 18, 2012, CAL II issued $171.0 million of 3.47% fixed rate asset-backed notes (Asset-Backed Notes).  Principal and interest on the Asset-Backed Notes is payable monthly commencing on November 26, 2012, and the Asset-Backed Notes mature in October 2027.  The proceeds from the Asset-Backed Notes were used to repay part of the Company’s borrowings under its senior revolving credit facility. These Asset-Backed Notes had a balance of $163.9 million as of March 31, 2013.

(ii)  On March 28, 2013, CAL II issued $229 million of new 3.35% fixed rate asset-backed notes (Series 2013-1 Asset Backed Notes). Principal and interest on the Series 2013-1 Asset-Backed Notes is payable monthly commencing on April 25, 2013, and the Series 2013-1 Asset-Backed Notes mature in March 2028. The proceeds from the new Series 2013-1 Asset-Backed Notes were used partly to reduce the balance of the Company’s term loan with a consortium of banks as described in paragraph (ii) of Term Loan Facilities above, and to partially pay down the Company’s senior revolving credit facility.

The agreements under the asset-backed notes require the Company to maintain a restricted cash account to cover payment of the obligations. As of March 31, 2013, the restricted cash account had a balance of $10.0 million.

Other Debt Obligations

On September 13, 2012, our wholly-owned subsidiary, Container Applications Limited (CAL), entered into a Note Purchase Agreement with certain institutional investors, pursuant to which CAL issued $103.0 million of its 4.90% Senior Secured Notes due September 13, 2022 (the Notes) to the investors. The Notes are guaranteed by us and secured by certain of our assets and those of CAL.

The Notes bear interest at 4.9% per annum, due and payable semiannually on March 13 and September 13 of each year, commencing on March 13, 2013.  In addition, CAL is required to make certain principal payments on March 13 and September 13 of each year, commencing on March 13, 2013.  Any unpaid principal and interest is due and payable on September 13, 2022.  The Note Purchase Agreement provides that CAL may prepay at any time all or any part of the Notes in an amount not less than 10% of the aggregate principal amount of the Notes then outstanding. As of March 31, 2013, the Notes had a balance of $98.9 million.

As of March 31, 2013, we had collateralized financing obligations totaling $95.1 million (see Note 3 to our unaudited consolidated financial statements).  The obligations had an average interest rate of 1.0% as of March 31, 2013 with maturity dates between June 2014 and November 2016.

Index

As of March 31, 2013, we had capital lease obligations of $6.6 million. The underlying obligations are denominated in U.S. Dollars and Euros at floating interest rates averaging 2.4% as of March 31, 2013, with maturity dates between September 2013 and June 2019.

Our term loans, senior secured notes, asset-backed notes, collateralized financing obligations and capital lease obligations are secured by specific pools of rental equipment and other assets owned by the Company, the underlying leases thereon and the Company’s interest in any money received under such contracts. The agreements relating to all of our debt contain various financial and other covenants. As of March 31, 2013, the Company was in compliance with all of its debt covenants.

Our capital leases are denominated in U.S. dollars and Euros, are financed by various European banks and financial institutions and secured by their underlying assets. As of March 31, 2013, our capital lease obligations totaled $6.6 million, with interest rates averaging 2.4%.

Cash Flow

The following table sets forth certain cash flow information for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012

Net income	$16,067	$14,456
Adjustments to income	8,865	10,708
Net cash provided by operating activities	24,932	25,164
Net cash used in investing activities	(92,690)	(43,068)
Net cash provided by financing activities	78,505	51,662
Effect on cash of foreign currency translation	(1,650)	(243)
Net increase in cash	9,097	33,515
Cash at beginning of period	17,671	14,078
Cash at end of period	$26,768	$47,593

Cash Flows from Operating Activities

Net cash of $24.9 million provided by operating activities for the three months ended March 31, 2013 decreased $0.2 million from $25.2 million net cash provided by operating activities for the three months ended March 31, 2012. The increase of $8.6 million in net income as adjusted for depreciation, amortization and other non-cash items, was offset by an $8.8 million reduction in our net working capital.

Cash Flows from Investing Activities

Net cash used in investing activities was $92.7 million for the three months ended March 31, 2013 compared to $43.1 million for the three months ended March 31, 2012. The increase of $49.6 million in cash used in investing activities was due primarily to a $38.8 million increase in the purchase of rental equipment. Additionally, no sale of equipment portfolios to investors occurred during the three months ended March 31, 2013 compared to the $10.3 million proceeds we received from such a sale for the three months ended March 31, 2012.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2013 increased $26.8 million for the three months ended March 31, 2012 primarily as a result of higher net borrowings during the quarter to finance the acquisition of rental equipment.  During the three months ended March 31, 2013, our net cash inflow from borrowings was $89.4 million compared to $52.6 million for the three months ended March 31, 2012.  In addition, during the three months ended March 31, 2013, we received $1.1 million from the exercise of stock options.

Index

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments by due date as of March 31, 2013 (in thousands):

		Payments Due by Period
		Less than	1-2	2-3	3-4	4-5	More than
	Total	1 year	years	years	years	years	5 years
Total debt obligations
Revolving credit facilities	$152,969	$-	$111,500	$41,469	$-	$-	$-
Term loans	298,915	19,590	25,640	19,240	114,240	98,755	21,450
Senior secured notes	98,880	8,240	8,240	8,240	6,110	6,110	61,940
Asset backed notes	392,875	40,000	40,000	40,000	40,000	40,000	192,875
Collateralized financing obligations	95,140	-	-	85,036	10,104	-	-
Capital lease obligations	6,602	2,033	1,696	1,373	627	489	384
Interest on debt and capital lease obligations	140,592	28,135	25,751	25,366	20,084	14,068	27,188
Rental equipment payable	53,260	53,260	-	-	-	-	-
Rent, office facilities and equipment	5,352	1,377	1,251	1,057	1,058	609
Equipment purchase commitments	62,748	62,748	-	-	-	-	-
Total contractual obligations	$1,307,333	$215,383	$214,078	$221,781	$192,223	$160,031	$303,837

(1)
Our estimate of interest expense commitment includes $14.4 million relating to our revolving credit facilities, $25.8 million relating to our term loans, $30.8 million relating to our senior secured notes, $66.2 million relating to our asset back notes, $3.1 million relating to our collateralized financing obligations and $0.3 million relating to our capital lease obligations. The calculation of interest commitment related to our debt assumes the following weighted average interest rates as of March 31, 2013:  revolving credit facilities, 2.3%; term loans, 2.4%; senior secured notes, 4.9%; asset-backed notes, 3.4%; collateralized financing obligations, 1.0%; and capital lease obligations, 2.4%. These calculations assume that weighted interest rates will remain at the same level over the next five years. We expect that the interest rate will vary over time based upon fluctuations in the underlying indexes upon which this interest rate is based.

See Note 6 to our unaudited consolidated financial statements included in this filing for a description of the terms of our debt.

Off-Balance Sheet Arrangements

As of March 31, 2013, we had no off-balance sheet arrangements or obligations other than noted below. An off-balance sheet arrangement includes any contractual obligation, agreement or transaction arrangement involving an unconsolidated entity under which we would have: (1) retained a contingent interest in transferred assets; (2) an obligation under derivative instruments classified as equity; (3) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing, hedging or research and development services with us; or (4) made guarantees.

We transferred ownership of certain equipment to Japanese equipment funds which were established by Japan Investment Adviser Co., Ltd. (JIA) and CAIJ. CAIJ is an 80%-owned subsidiary of CAI with the remaining 20% owned by JIA. JIA is owned and controlled by a Managing Director of CAIJ. Prior to the purchase of equipment from us, the purchasing entities had received contributions from unrelated Japanese investors, under separate Japanese investment agreements allowed under Japanese commercial laws. The contributions were used to purchase equipment from us. Under the terms of the agreements, the CAI-related Japanese entities manage each of the investments but may outsource the whole or part of each operation to a third party. Pursuant to its services agreements with investors, the Japanese equipment funds have outsourced the general management of their operations to CAIJ. The Japanese equipment funds have also entered into equipment management service agreements and financing arrangements whereby we manage the leasing activity of equipment owned by the Japanese equipment funds. The profit or loss from each investment will substantially belong to each respective investor, except with respect to certain Japanese funds and the financing arrangements where the terms of the transaction provide us with an option to purchase the equipment at a fixed price. If we decide to exercise our purchase options and resell the equipment to a third party, then we would realize any profit from the sale. During 2012, we purchased all the equipment legally owned by two consolidated Japanese VIEs.  As we previously consolidated these two Japanese VIEs, the purchase of the equipment was considered a repurchase of the non-controlling interest for accounting purposes.  See Notes 3 and 11 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Index

Critical Accounting Policies and Estimates

There have been no changes to our accounting policies during the three months ended March 31, 2013.  See Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 28, 2013.

Recent Accounting Pronouncements

No accounting pronouncements that are relevant to our business have been issued during the three months ended March 31, 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in foreign exchange rates and interest rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Foreign Exchange Rate Risk. Although we have significant foreign-based operations, the U.S. Dollar is our primary operating currency. Thus, most of our revenue and expenses are denominated in U.S. Dollars. We have equipment sales in British Pound Sterling, Euros and Japanese Yen and incurred overhead costs in foreign currencies, primarily in British Pound Sterling and Euros. CAI Consent Sweden AB, one of our wholly-owned subsidiaries, has significant amounts of revenue as well as expenses denominated in Euros and Swedish Krone. During the three months ended March 31, 2013, the U.S. Dollar increased in value in relation to other major foreign currencies (such as the Euro and British Pound Sterling). The increase in the U.S. Dollar has decreased our revenues and expenses denominated in foreign currencies. The increase in the value of the U.S. Dollar relative to foreign currencies will also result in U.S. dollar denominated assets held at some of our foreign subsidiaries to increase in value relative to the foreign subsidiaries’ local currencies. For the three months ended March 31, 2013, we recognized a gain on foreign exchange of $0.3 million.

Interest Rate Risk. The nature of our business exposes us to market risk arising from changes in interest rates to which our variable-rate debt is linked. As of March 31, 2013, the principal amount of debt outstanding under the variable-rate arrangement of our revolving credit facilities was $153.0 million.  In addition, at March 31, 2013 we had balances on our variable rate term loans of $298.9 million and $6.6 million of variable rate capital lease obligations.

A 1.0% increase or decrease in underlying interest rates for these obligations will increase or decrease interest expense by approximately $4.6 million annually assuming debt remains constant at March 31, 2013 levels.

ITEM 4.	CONTROLS AND PROCEDURES.

 Management Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e), of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2013 our disclosure controls and procedures were effective with respect to controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and are accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act) that occurred during the three months ended March 31, 2013, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Before making an investment decision, investors should carefully consider the risks described in the “Risk Factors” in Part 1: Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 28, 2013. The risks described in the aforementioned filing are not the only ones facing our company. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations. Any of these risks could adversely affect our business, cash flows, financial condition and results of operations. The trading price of our common stock could fluctuate due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form10-Q. There have been no material changes in our risk factors from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which are incorporated by reference herein.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAI International, Inc.
(Registrant)

May 10, 2013	/s/ VICTOR M. GARCIA
Victor M. Garcia
President and Chief Executive Officer
(Principal Executive Officer)

May 10, 2013	/s/ TIMOTHY B. PAGE
Timothy B. Page
Chief Financial Officer
(Principal Financial and Accounting Officer)

Index

 EXHIBITS INDEX

3.1
Amended and Restated Certificate of Incorporation of CAI International, Inc. (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1, as amended, File No. 333-140496 filed on April 24, 2007).

3.2	Amended and Restated Bylaws of CAI International, Inc. (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on March 10, 2009).

4.1
Series 2013-1 Supplement, dated March 28, 2013, to Indenture dated October 18, 2012, between CAL Funding II Limited and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on April 3, 2013).

10.1
Third Amended and Restated Revolving Credit Agreement, dated March 15, 2013, by and among CAI International, Inc., Container Applications Limited, the lending  institutions listed on Schedule I thereto, Bank of America, N.A., as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Union Bank, N.A. and Wells Fargo Bank, N.A., as syndication agents, and Bank of Montreal (Chicago Branch), JPMorgan Chase Bank, N.A. and Sovereign Bank, N.A., as co-agents (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on March 21, 2013).

10.2
Note Purchase Agreement, dated March 21, 2013, among CAL Funding II Limited, Container Applications Limited, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Santander Investment Securities Inc. (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on April 3, 2013).

10.3
Fourth Amendment to the Term Loan Agreement, dated March 28, 2013, among Container Applications Limited, CAI International, Inc., the other guarantors listed on the signature pages thereto, the lending institutions listed on the signature pages thereto, and ING Bank N.V. (incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K filed on April 3, 2013).

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

101
The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the three months ended March 31, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013and 2012 (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (v) Notes to Unaudited Consolidated Financial Statements.  The information in Exhibit 101 is “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.