Form 10-Q
period 2013-09-30
CAI International, Inc.
filed 2013-11-05
CIK 1388430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 ___________________________________________________________________________________________________________________________________________

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2013

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from to

Commission file number: 001-33388

 ___________________________________________________________________________________________________________________________________________

CAI International, Inc.

(Exact name of registrant as specified in its charter)

 ___________________________________________________________________________________________________________________________________________

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common	October 31, 2013
Common Stock, $.0001 par value per share	22,240,673 shares

 CAI INTERNATIONAL, INC.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business, operations, growth strategy and service development efforts. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words “may,” “might,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (SEC) on February 28, 2013 and our other reports filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our other filings with the SEC.

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

 CAI INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

(UNAUDITED)

	September 30,	December 31,
	2013	2012
Assets
Current assets
Cash	$35,618	$17,671
Accounts receivable (owned fleet), net of allowance for doubtful accounts
of $1,060 and $794 at September 30, 2013 and December 31, 2012, respectively	40,464	32,627
Accounts receivable (managed fleet)	10,611	19,131
Current portion of direct finance leases	12,349	10,625
Prepaid expenses	15,435	11,952
Deferred tax assets	2,189	2,189
Other current assets	246	919
Total current assets	116,912	95,114
Restricted cash	9,508	4,376
Rental equipment, net of accumulated depreciation of $193,826 and
$147,654 at September 30, 2013 and December 31, 2012, respectively	1,436,911	1,210,234
Net investment in direct finance leases	63,088	74,929
Furniture, fixtures and equipment, net of accumulated depreciation of
$1,578 and $1,254 at September 30, 2013 and December 31, 2012, respectively	1,535	1,847
Intangible assets, net of accumulated amortization of $8,162 and $7,447
at September 30, 2013 and December 31, 2012, respectively	769	1,441
Total assets (1)	$1,628,723	$1,387,941

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$6,317	$5,985
Accrued expenses and other current liabilities	8,631	8,465
Due to container investors	13,215	18,589
Unearned revenue	6,656	7,893
Current portion of debt	74,280	61,044
Current portion of capital lease obligations	1,944	2,242
Rental equipment payable	5,522	2,561
Total current liabilities	116,565	106,779
Debt	1,072,630	888,990
Deferred income tax liability	37,759	40,051
Capital lease obligations	3,723	5,084
Income taxes payable	192	192
Total liabilities (2)	1,230,869	1,041,096

Stockholders' equity
Common stock: par value $.0001 per share; authorized 84,000,000 shares; issued and outstanding
22,239,340 and 22,052,529 shares at September 30, 2013 and December 31, 2012, respectively	2	2
Additional paid-in capital	183,519	181,063
Accumulated other comprehensive loss	(2,699)	(2,917)
Retained earnings	217,032	168,697
Total stockholders' equity	397,854	346,845
Total liabilities and stockholders' equity	$1,628,723	$1,387,941

(1)  Total assets at September 30, 2013 and December 31, 2012, include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash, $13,941  and $3,695; Net investment in direct finance leases, $112 and $0; and Rental equipment net of accumulated depreciation, $76,979  and $62,286, respectively.

(2) Total liabilities at September 30, 2013 and December 31, 2012, include the following VIE liabilities for which the VIE creditors do not have recourse to CAI International, Inc.: Debt,  $95,461  and $75,200, respectively.

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue
Rental revenue	$50,711	$40,473	$145,721	$108,061
Management fee revenue	1,503	2,492	6,027	9,699
Gain on sale of equipment portfolios	-	-	-	1,256
Finance lease income	1,684	1,974	6,096	5,055
Total revenue	53,898	44,939	157,844	124,071

Operating expenses
Depreciation of rental equipment	17,389	12,495	49,007	34,206
Amortization of intangible assets	227	224	681	676
Gain on disposition of used rental equipment	(1,329)	(2,491)	(5,822)	(8,811)
Storage, handling and other expenses	4,979	2,197	13,611	5,965
Marketing, general and administrative expenses	6,055	6,275	18,274	18,610
Loss on foreign exchange	374	193	199	125
Total operating expenses	27,695	18,893	75,950	50,771

Operating income	26,203	26,046	81,894	73,300

Interest expense	9,546	7,179	26,905	19,435
Write-off of deferred financing costs	-	-	1,108	-
Interest income	-	(1)	(4)	(8)
Net interest expense	9,546	7,178	28,009	19,427

Net income before income taxes and non-controlling
interest	16,657	18,868	53,885	53,873
Income tax expense	1,320	2,102	5,550	7,003

Net income	15,337	16,766	48,335	46,870
Net income attributable to non-controlling interest	-	(238)	-	(816)
Net income attributable to CAI common stockholders	$15,337	$16,528	$48,335	$46,054

Net income per share attributable to CAI common
stockholders
Basic	$0.69	$0.86	$2.18	$2.39
Diluted	$0.68	$0.84	$2.13	$2.33

Weighted average shares outstanding
Basic	22,186	19,295	22,139	19,295
Diluted	22,645	19,764	22,674	19,730

See accompanying notes to unaudited consolidated financial statements.

 CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income	$15,337	$16,766	$48,335	$46,870
Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,208	642	218	108
Comprehensive income	16,545	17,408	48,553	46,978
Comprehensive income attributable to non-controlling
interest	-	(238)	-	(816)
Comprehensive income attributable to CAI common stockholders
stockholders	$16,545	$17,170	$48,553	$46,162

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net income	$48,335	$46,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	49,400	34,570
Amortization of debt issuance costs	3,090	1,887
Amortization of intangible assets	681	676
Stock-based compensation expense	1,111	948
(Gain) loss on foreign exchange	(20)	476
Gain on sale of equipment portfolios	-	(1,256)
Gain on disposition of used rental equipment	(5,822)	(8,811)
Deferred income taxes	42	118
Bad debt expense	120	101
Changes in other operating assets and liabilities:
Accounts receivable	788	(10,253)
Prepaid expenses and other assets	(24)	(1,493)
Accounts payable, accrued expenses and other current liabilities	(1,284)	9,669
Due to container investors	(5,374)	666
Unearned revenue	(1,252)	1,850
Net cash provided by operating activities	89,791	76,018
Cash flows from investing activities
Purchase of rental equipment	(287,959)	(357,505)
Net proceeds from sale of equipment portfolios	-	10,320
Net proceeds from disposition of used rental equipment	22,512	35,777
Purchase of furniture, fixtures and equipment	(59)	(247)
Receipt of principal payments from direct financing leases	9,142	6,226
Net cash used in investing activities	(256,364)	(305,429)
Cash flows from financing activities
Stock issuance costs	(155)	-
Exercise of stock options	1,500	-
Proceeds from debt	536,170	600,381
Principal payments on debt	(340,154)	(348,285)
Repurchase of noncontrolling interest	-	(19,467)
Debt issuance costs	(6,529)	(2,792)
(Increase) decrease in restricted cash	(5,132)	599
Net cash provided by financing activities	185,700	230,436
Effect on cash of foreign currency translation	(1,180)	108
Net increase in cash	17,947	1,133
Cash at beginning of the period	17,671	14,078
Cash at end of the period	$35,618	$15,211

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$4,791	$2,284
Interest	25,173	17,465
Supplemental disclosure of non-cash investing and financing activity
Transfer of rental equipment to direct finance lease	$29,091	$52,388
Transfer of direct finance lease to rental equipment	30,118	-
Payment of revolving credit facility from term loan	-	20,000

See accompanying notes to unaudited consolidated financial statements

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)The Company and Nature of Operations

Organization

CAI International, Inc. and its subsidiaries (collectively, CAI or the Company), operate primarily in the international intermodal marine cargo container leasing business. The Company also owns a fleet of railcars, which it leases in North America. The Company generates revenue from two reportable segments: equipment leasing and equipment management. The equipment leasing segment specializes primarily in the ownership and leasing of intermodal containers, while the equipment management segment manages equipment for third-party investors. The Company leases its equipment principally to international container shipping lines located throughout the world. The Company sells equipment primarily to third-party investor groups and provides management services to those investors in return for a management fee.

The Company’s common stock is traded on the New York Stock Exchange under the symbol “CAP”. The Company’s corporate headquarters are located in San Francisco, California.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries, and its 80% owned subsidiary, CAIJ, Inc. (CAIJ). Net income attributable to the non-controlling interest in CAIJ is immaterial for all periods presented and has not been included in the unaudited consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position as of September 30, 2013 and December 31, 2012, the Company’s results of operations for the three and nine months ended September 30, 2013 and 2012, and the Company’s cash flows for the nine months ended September 30, 2013 and 2012.  The results of operations and cash flows for the periods presented are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2013 or in any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 28, 2013.

(2)Accounting Policies and Recent Accounting Pronouncements

(a)Accounting Policies

There were no changes to the Company’s accounting policies during the nine months ended September 30, 2013. See Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013, for a description of the Company’s significant accounting policies.

(b)Recent Accounting Pronouncements

There have been no recent accounting pronouncements that would have a significant impact on the Company’s financial statements.

(3)Consolidation of Variable Interest Entities as a Non-Controlling Interest

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

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Managed Container Funds

All container funds under management by the Company are considered VIEs because as manager of the funds, the Company has the power to direct the activities that most significantly impact the entity’s economic performance including the leasing and managing of containers owned by the funds. With the exception of two specific Japanese funds established in September 2010, the fees earned for arranging, managing and establishing the funds are not significant to the expected returns of the funds so the Company does not have a variable interest in the funds. The rights to receive benefits and obligations to absorb losses that could potentially be significant to the funds belong to the third party investors, so the Company concluded that it is not the primary beneficiary of the funds. With the exception of the sale of containers to the two Japanese funds established in September 2010, the Company recognizes gain on sale of containers to the unconsolidated VIEs as sales in the ordinary course of business. For the three and nine months ended September 30, 2013, and for the three months ended September 30, 2012, the Company sold no container portfolios to the Japanese VIEs. For the nine months ended September 30, 2012, the Company sold $10.3 million of container portfolios to the Japanese VIEs and recognized a gain on sale of $1.3 million.

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

During the third quarter of 2012, the Company terminated its management agreements with the two Japanese VIEs and purchased all the container equipment legally owned by them.  As the Company previously consolidated these two Japanese VIEs, the purchase of the containers was considered a repurchase of the non-controlling interest for accounting purposes.  The Company paid cash of $15.3 million and contributed cash and other assets from the two Japanese VIEs of $4.2 million in consideration for the non-controlling interest of $19.5 million. No gain or loss was recognized by the Company upon the repurchase of the non-controlling interest and subsequent deconsolidation of the two Japanese VIEs.   The results of the VIEs’ operations have been included in the Company’s consolidated statements of income until the date of deconsolidation.  Net income of $0.2 million and $0.8 million for the three and nine months ended September 30, 2012, respectively, attributable to the two Japanese funds is presented as net income attributable to non-controlling interest in the Company’s consolidated statements of income.

Collateralized Financing Obligations

During the years ended December 31, 2012 and 2011, and the nine months ended September 30, 2013, the Company transferred containers with a total net book value of $85.0 million to Japanese investor funds while concurrently entering into lease agreements for the same containers, under which the Company leases the containers back from the Japanese investors.  In accordance with ASC 840, Sale-Leaseback Transactions, the Company concluded these were financing transactions under which sale-leaseback accounting was not applicable.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The container funds under financing arrangements are considered VIEs under ASC 810 because as lessee of the funds, the Company has the power to direct the activities that most significantly impact each entity’s economic performance including the leasing and managing of containers owned by the funds. The terms of the transactions include options for the Company to purchase the containers from the funds at a fixed price. As a result of the residual interest resulting from the fixed price call option, the Company concluded that it may absorb a significant amount of the variability associated with the funds’ anticipated economic performance and, as a result, the Company has a variable interest in the funds. As the Company has the power to direct the activities that most significantly impact the economic performance of the VIEs and the variable interest provides the Company with the right to receive benefits from the entity that could potentially be significant to the funds, the Company determined that it is the primary beneficiary of these VIEs and included the VIEs’ assets and liabilities as of September 30, 2013 and December 31, 2012, the results of the VIE’s operations for the three and nine months ended September 30, 2013 and 2012, and cash flows for the nine months ended September 30, 2013 and 2012 in the Company’s consolidated financial statements.

The containers that were transferred to the Japanese investor funds had a net book value of $77.1 million as of September 30, 2013.  The container equipment, together with $13.9 million of cash held by the investor funds, has been included on the Company’s consolidated balance sheet with the offsetting liability related to the funds presented as collateralized financing obligations of $95.5 million in the debt section of the Company’s consolidated balance sheet.  See Note 6(e) for additional information. No gain or loss was recognized by the Company on the initial consolidation of the VIEs.

(4)Net Investment in Direct Finance Leases

The following table represents the components of the Company’s net investment in direct finance leases (in thousands):

	September 30,	December 31,
	2013	2012
Gross finance lease receivables (1)	$96,925	$116,999
Unearned income (2)	(21,488)	(31,445)
Net investment in direct finance leases	$75,437	$85,554

(1) At the inception of the lease, the Company records the total minimum lease payments, executory costs, if any, and unguaranteed residual value as gross finance lease receivables. The gross finance lease receivables are reduced as customer payments are received.  Approximately $0.1 million and $9.1 million of unguaranteed residual value at September 30, 2013 and December 31, 2012, respectively, were included in gross finance lease receivables. There were no executory costs included in gross finance lease receivables as of September 30, 2013 and December 31, 2012.

(2)The difference between the gross finance lease receivables and the cost of the equipment or carrying amount at the lease inception is recorded as unearned income. Unearned income together with initial direct costs, are amortized to income over the lease term so as to produce a constant periodic rate of return. There were no unamortized initial direct costs as of September 30, 2013 and December 31, 2012.

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

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Based on the above categories, the Company's gross finance lease receivables were as follows (in thousands):

	September 30,	December 31,
	2013	2012
Tier 1	$83,722	$98,611
Tier 2	13,203	18,388
Tier 3	-	-
	$96,925	$116,999

Contractual maturities of the Company's gross finance lease receivables subsequent to September 30, 2013 for the years ending September 30 are as follows (in thousands):

2014	$19,040
2015	18,225
2016	16,862
2017	14,459
2018	18,489
2019 and thereafter	9,850
$96,925

(5)Intangible Assets

The Company amortizes intangible assets on a straight line basis over their estimated useful lives as follows:

Trademarks	1-10 years
Contracts – third party	7 years
Contracts – owned equipment	5-7 years

Total amortization expense was $0.2 million for the three months ended September 30, 2013 and 2012, and $0.7 million for the nine months ended September 30, 2013 and 2012.

Intangible assets as of September 30, 2013 and December 31, 2012 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2013
Trademarks	$1,278	$(929)	$349
Contracts- third party	3,650	(3,650)	-
Contracts- owned equipment	4,003	(3,583)	420
	$8,931	$(8,162)	$769
December 31, 2012
Trademarks	$1,278	$(831)	$447
Contracts- third party	3,650	(3,259)	391
Contracts- owned equipment	3,960	(3,357)	603
	$8,888	$(7,447)	$1,441

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)  Debt and Capital Lease Obligations

Debt

Details of the Company’s debt as of September 30, 2013 and December 31, 2012 were as follows (dollars in thousands):

		September 30, 2013			December 31, 2012
		Outstanding		Average	Outstanding		Average	Agreement
Reference		Current	Long-term	Interest	Current	Long-term	Interest	Terminates

(a)(i)	Revolving credit
	facility	$-	$253,000	2.2%	$-	$160,000	3.0%	March 2018
(a)(ii)	Revolving credit
	facility - Rail	-	41,469	2.4%	-	41,469	2.5%	June 2015
(b)(i)	Term loan	8,600	27,750	2.3%	800	6,600	2.7%	April 2018
(b)(ii)	Term loan	7,500	113,750	2.5%	24,964	230,651	3.3%	December 2016
(b)(iii)	Term loan	9,940	121,805	2.3%	9,940	129,260	2.5%	April 2017
(c)	Senior secured notes	8,240	86,520	4.9%	8,240	94,760	4.9%	September 2022
(d)	Asset backed notes	40,000	332,875	3.4%	17,100	151,050	3.5%	March 2028
(e)	Collateralized financing
	obligations	-	95,461	1.0%	-	75,200	1.1%	November 2016

	Total Debt	$74,280	$1,072,630		$61,044	$888,990

(a)Revolving Credit Facilities

Revolving credit facilities consist of the following:

(i) On March 15, 2013, the Company entered into a Third Amended and Restated Revolving Credit Agreement with a syndicate of banks to finance the acquisition of container rental equipment and for general working capital purposes.  The Third Amended and Restated Revolving Credit Agreement refinanced the Company’s prior revolving credit facility to reduce the interest rate, increase the facility commitment and revise certain covenants to provide the Company with additional flexibility.  As of September 30, 2013, the maximum commitment under the revolving credit facility was $760.0 million.  The Company’s revolving credit facility may be increased up to a maximum of $960.0 million, in accordance with the terms of the agreement, so long as no default or event of default exists either before or immediately after giving effect to the increase. There is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to the Company. These credit commitments are part of, and not in addition to, the total commitment provided under the agreement. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the revolving credit agreement.  In addition to various financial and other covenants, the Company’s revolving credit facility also includes certain restrictions on the Company’s ability to incur other indebtedness or pay dividends to stockholders.  As of September 30, 2013, the Company was in compliance with the terms of the revolving credit facility.

As of September 30, 2013, the Company had $506.9  million in availability under the revolving credit facility (net of $0.1 million in letters of credit) subject to its ability to meet the collateral requirements under the agreement governing the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

The Company’s revolving credit facility, including any amounts drawn on the facility, is secured by substantially all of the assets of the Company (not otherwise used as security for its other credit facilities) including the equipment owned by the Company, the underlying leases thereon and the Company’s interest in any money received under such contracts.

(ii)  On June 7, 2012, CAI and CAI Rail Inc. (CAI Rail), a wholly-owned subsidiary of the Company, entered into a revolving credit agreement with a consortium of banks to finance the acquisition of railcars.  As of September 30, 2013, the maximum credit commitment under the revolving credit facility was $85.0 million.

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

As of September 30, 2013, CAI Rail had  $43.5 million in availability under the revolving credit facility, subject to its ability to meet the collateral requirements under the agreement governing the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

The agreement governing CAI Rail’s revolving credit facility contains various financial and other covenants.  As of September 30, 2013, CAI Rail was in compliance with the terms of the revolving credit facility.  CAI Rail’s revolving credit facility, including any amounts drawn on the facility, is secured by all of the assets of CAI Rail and is guaranteed by the Company.

(b)Term Loans

Term loans consist of the following:

(i)  On August 20, 2009, the Company entered into a $10.0 million five-year loan agreement with the Development Bank of Japan (DBJ). The loan is payable in 19 quarterly installments of $0.2 million starting October 31, 2009 and a final payment of $6.2 million on July 31, 2014. On March 22, 2013, the Company entered into an additional $30.0 million five-year loan agreement with DBJ. The loan is payable in 19 quarterly installments of $0.5 million starting July 31, 2013 and a final payment of $21.5 million on April 30, 2018. Both loans bear interest at variable rates based on LIBOR. As of September 30, 2013, the loans had a combined balance of  $36.4 million.

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

On March 28, 2013, the term loan agreement was amended to: (a) reduce the principal balance of the loan from $249.4 million to $125.0 million through payment of $124.4 million from the proceeds of the $229.0 million fixed-rate asset-backed notes issued by the Company’s indirect wholly-owned subsidiary, CAL Funding II Limited (see Note 6(d) below); (b) reduce the interest rate on the remaining loan balance; and (c) revise certain covenants under the term loan agreement to provide increased flexibility to the Company. Quarterly payments of principal have been reduced to $1.9 million with the balance of the unpaid principal due on December 20, 2016. As of September 30, 2013, the term loan had a balance of $121.3 million.

(iii) On April 11, 2012, the Company entered into a term loan agreement with a consortium of banks. The agreement, which was amended on August 31, 2012 and May 30, 2013, provides for a five year term loan of up to $142.0 million, subject to certain borrowing conditions, which amount is secured by certain assets of the Company. The commitment under the loan may be increased to a maximum of $200.0 million under certain conditions described in the agreement. The outstanding principal amounts under the term loan bear interest based on LIBOR, amortized quarterly, and require quarterly payments equal to 1.75% multiplied by the outstanding principal amount at such time. The full $142.0 million has been drawn and was primarily used to repay outstanding amounts under the revolving credit facility. All unpaid amounts then outstanding are due and payable on April 11, 2017.  As of September 30, 2013, the loan had a balance of $131.7 million.

(c)Senior Secured Notes

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

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Notes bear interest at 4.9% per annum, due and payable semiannually on March 13 and September 13 of each year, commencing on March 13, 2013.  In addition, CAL is required to make certain principal payments on March 13 and September 13 of each year, commencing on March 13, 2013.  Any unpaid principal and interest is due and payable on September 13, 2022.  As of September 30, 2013, the Notes had a balance of $94.8 million.

(d)Asset-Backed Notes

On October 18, 2012, CAL Funding II Limited (CAL II), a wholly-owned indirect subsidiary of CAI, issued $171.0 million of 3.47% fixed rate asset-backed notes (Series 2012-1 Asset-Backed Notes).  Principal and interest on the Series 2012-1 Asset-Backed Notes is payable monthly commencing on November 26, 2012, and the Series 2012-1 Asset-Backed Notes mature in October 2027.  The proceeds from the Series 2012-1 Asset-Backed Notes were used to repay part of the Company’s borrowings under its senior revolving credit facility. The Series 2012-1 Asset-Backed Notes had a balance of $155.3 million as of September 30, 2013.

On March 28, 2013, CAL II issued $229.0 million of 3.35% fixed rate asset-backed notes (Series 2013-1 Asset-Backed Notes). Principal and interest on the Series 2013-1 Asset-Backed Notes is payable monthly commencing on April 25, 2013, and the Series 2013-1 Asset-Backed Notes mature in March 2028. The proceeds from the Series 2013-1 Asset-Backed Notes were used partly to reduce the balance of the Company’s term loan as described in Note 6 (b)(ii) above, and to partially pay down the Company’s senior revolving credit facility. The Series 2013-1 Asset-Backed Notes had a balance of $217.6 million as of September 30, 2013.

          The agreements under each of the asset-backed notes described above require the Company to maintain a restricted cash account to cover payment of the obligations. As of September 30, 2013, the restricted cash account had a balance of $9.5 million.

(e)Collateralized Financing Obligations

As of September 30, 2013, the Company had collateralized financing obligations of $95.5 million (see Note 3). The obligations had an average interest rate of 1.0% as of September 30, 2013 with maturity dates between June 2015 and November 2016. The debt is secured by a pool of containers covered under the financing arrangements.

The Company's term loans, senior secured notes, asset-backed notes and collateralized financing obligations are each secured by specific pools of rental equipment and other assets owned by the Company, the underlying leases thereon and the Company’s interest in any money received under such contracts. The agreements relating to all of the Company’s debt contain various financial and other covenants. As of September 30, 2013, the Company was in compliance with all of its debt covenants.

Capital Lease Obligations

As of September 30, 2013, the Company had capital lease obligations of $5.7 million. The underlying obligations are denominated in U.S. Dollars and Euros at floating interest rates averaging 2.4% as of September 30, 2013 with maturity dates between June 2015 and June 2019. The loans are secured by containers covered by the lease obligations.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7) Stock–Based Compensation Plan

Stock Options

The following table summarizes the Company’s stock option activities for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013		2012
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Options outstanding at January 1	1,335,680	$13.41	1,192,680	$12.89
Options granted - employees	51,300	$26.41	111,000	$17.77
Options granted - directors	40,000	$26.41	40,000	$17.77
Options forfeited - employees	(834)	$5.60	(8,000)	$17.77
Options exercised - employees	(158,661)	$9.46	-	-

Options outstanding at September 30	1,267,485	$14.85	1,335,680	$13.41
Options exercisable	1,033,498	$12.93	991,430	$12.11
Weighted average remaining term	5.5 years		6.0 years

Stock options granted to employees have a vesting period of four years from grant date, with 25% vesting after one year, and 1/48th vesting each month thereafter until fully vested. Stock options granted to independent directors vest in one year.

The Company recorded stock-based compensation expense of  $0.4 million and $0.3 million for the three months ended September 30, 2013 and 2012, respectively, and $1.1 million and $0.9 million for the nine months ended September 30, 2013 and 2012, respectively.  As of September 30, 2013, the remaining unamortized stock-based compensation cost relating to stock options granted to the Company’s employees was approximately $2.2 million which is to be recognized over the remaining weighted average vesting period of approximately 2.6 years. Unamortized stock-based compensation cost relating to independent directors’ options as of September 30, 2013 was approximately $0.4 million which is to be recognized over a remaining weighted average vesting period of approximately 0.7 years. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2013 was approximately $2.3 million. The aggregate intrinsic value of all options outstanding as of September 30, 2013 was $11.2 million based on the closing price of the Company’s common stock of $23.27 per share on September 30, 2013, the last trading day of the quarter.

The fair value of the stock options granted to the Company’s employees and independent directors was estimated using the Black-Scholes-Merton pricing model using the following weighted-average assumption:

	Nine Months Ended September 30,
	2013	2012
Stock price	$26.41	$17.77
Exercise price	$26.41	$17.77
Expected term:
Employees	6.25 years	6.25 years
Directors	5.5 years	5.5 years
Expected volatility:
Employees	56.70%	49.50%
Directors	58.60%	50.20%
Dividend yield	-%	-%
Risk free rate:
Employees	1.35%	0.75%
Directors	1.16%	0.75%

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The expected option term is calculated using the simplified method in accordance with SEC guidance. Prior to 2013, in the absence of sufficient historical data, 50% of the assumed volatility was derived from the average volatility of common shares for similar companies over a period approximating the expected term of the options. The remaining 50% of the expected volatility was derived from the average volatility of the Company’s common shares since their initial public offering in 2007.  Stock options granted in 2013 used 100% of the average volatility of the Company’s stock over a period approximating the expected term of the options. The risk-free rate is based on daily U.S. Treasury yield curve with a term approximating the expected term of the option. No forfeiture was estimated on all options granted during the nine months ended September 30, 2013 and 2012 as management believes that none of the grantees will leave the Company within the option vesting period.

Restricted Stock

During the nine months ended September 30, 2013, the Company granted 28,150 shares of restricted common stock valued at $0.7 million to certain employees. The restricted stock was valued based on the closing price of the Company’s stock on the date of grant. The restricted stock has a vesting period of 4 years. As of September 30, 2013, none of the restricted stock granted during 2013 had vested. The Company recognized less than $0.1 million and $0.1 million of stock compensation expense for the three and nine months ended September 30, 2013, respectively, and none for the same periods in 2012. Unamortized stock compensation expense relating to restricted stock as of September 30, 2013 was $0.7 million to be recognized over 3.7 years.

Stock-based compensation expense is recorded as a component of marketing, general and administrative expense in the Company’s consolidated statements of income.

(8)Income Taxes

The consolidated income tax expense for the three and nine months ended September 30, 2013 and 2012 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2013 and 2012, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes and the effect of certain permanent differences.

 The Company’s effective tax rate for the three and nine months ended September 30, 2013 was 7.9% and 10.3%, respectively, compared to 11.1% and 13.0 % for the three and nine months ended September 30, 2012, respectively. The lower effective tax rate for the three and nine months ended September 30, 2013 was due primarily to higher pretax income from foreign operations where statutory rates are lower than the U.S. income tax rates.

The Company recognizes in the financial statements a liability for tax uncertainty if it is more likely than not that the position will be sustained on audit, based on the technical merits of the position. As of September 30, 2013, the Company had unrecognized tax benefits of $0.2 million, which if recognized, would reduce the Company’s effective tax rate. Total accrued interest relating to unrecognized tax benefits was less than $0.1 million as of September 30, 2013. The Company does not believe the total amount of unrecognized tax benefits as of September 30, 2013 will increase or decrease for the remainder of 2013.

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

(9)Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s asset- backed notes of $372.9 million and collateralized financing obligations of $95.5  million as of September 30, 2013 were estimated to have a fair value of approximately $376.9 million and $93.0  million, respectively, based on the fair value of estimated future payments calculated using prevailing interest rates. The fair value of these financial instruments would be categorized as Level 3 of the fair value hierarchy.  Management believes that the balances of the Company’s revolving credit facilities of $294.5 million, term loans totaling $289.3  million,  senior secured notes of  $94.8  million, net investment in direct finance leases of $75.4  million and capital lease obligations of $5.7 million approximate their fair values as of September 30, 2013. The fair value of these financial instruments would be categorized as Level 3 of the fair value hierarchy.

(10)Commitments and Contingencies

In addition to its debt obligations described in Note 6 above, the Company had commitments to purchase approximately $12.2 million of rental equipment as of September 30, 2013. The Company also utilizes certain office facilities and equipment under long-term non-cancellable operating lease agreements with total future minimum lease payments of approximately $4.8 million as of September 30, 2013.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(11)Related Party Transactions

The Company has transferred legal ownership of certain containers to Japanese container funds which were established by Japan Investment Adviser Co., Ltd. (JIA) and CAIJ, Inc. (CAIJ). CAIJ is an 80%-owned subsidiary of CAI with the remaining 20% owned by JIA. Prior to September 30, 2013, JIA was owned and controlled by a Managing Director of CAIJ.  Prior to the transfer of containers from the Company, the container funds received contributions from unrelated Japanese investors, under separate Japanese investment agreements allowed under Japanese commercial laws. The contributions were used to purchase container equipment from the Company. Under the terms of the agreements, the CAI-related Japanese entities manage the activities of certain Japanese entities but may outsource the whole or part of each operation to a third party. Pursuant to its services agreements with investors, the Japanese container funds have outsourced the general management of their operations to CAIJ. The Japanese container funds have also entered into equipment management service agreements and financing arrangements whereby the Company manages the leasing activity of containers owned by the Japanese container funds.

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

(12)Segment Information

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

The following tables show condensed segment information for the three and nine months ended September 30, 2013 and 2012, reconciled to the Company’s net income before income taxes and non-controlling interest as shown in its consolidated statements of income (in thousands):

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended September 30, 2013
	Equipment Leasing	Equipment Management	Unallocated	Total
Total revenue	$52,395	$1,503	$-	$53,898
Total operating expenses	26,345	1,350	-	27,695
Operating income	26,050	153	-	26,203
Net interest expense	9,546	-	-	9,546
Net income before income taxes and
non-controlling interest	$16,504	$153	$-	$16,657
Total assets	$1,618,009	$10,714	$-	$1,628,723

	Three Months Ended September 30, 2012
	Equipment Leasing	Equipment Management	Unallocated	Total
Total revenue	$42,447	$2,492	$-	$44,939
Total operating expenses	17,493	1,400	-	18,893
Operating income	24,954	1,092	-	26,046
Net interest expense	7,179	-	(1)	7,178
Net income before income taxes and
non-controlling interest	$17,775	$1,092	$1	$18,868
Total assets	$1,264,242	$21,616	$-	$1,285,858

	Nine Months Ended September 30, 2013
	Equipment Leasing	Equipment Management	Unallocated	Total
Total revenue	$151,817	$6,027	$-	$157,844
Total operating expenses	71,877	4,073	-	75,950
Operating income	79,940	1,954	-	81,894
Net interest expense	28,013	-	(4)	28,009
Net income before income taxes and
non-controlling interest	$51,927	$1,954	$4	$53,885

	Nine Months Ended September 30, 2012
	Equipment Leasing	Equipment Management	Unallocated	Total
Total revenue	$113,116	$10,955	$-	$124,071
Total operating expenses	45,207	5,564	-	50,771
Operating income	67,909	5,391	-	73,300
Net interest expense	19,435	-	(8)	19,427
Net income before income taxes and
non-controlling interest	$48,474	$5,391	$8	$53,873

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

The Company’s railcars, with a net book value of $57.1 million as of September 30, 2013, are used to transport cargo within North America.

(13)Earnings Per Share

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

The following table sets forth the reconciliation of basic and diluted net income per share for the three and nine months ended September 30, 2013 and 2012 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator
Net income attributable to CAI common stockholders used
in the calculation of basic and diluted earnings per share	$15,337	$16,528	$48,335	$46,054
Denominator
Weighted-average shares used in the calculation of
basic earnings per share	22,186	19,295	22,139	19,295
Effect of dilutive securities:
Stock options and restricted stock	459	469	535	435
Weighted-average shares used in the calculation of
diluted earnings per share	22,645	19,764	22,674	19,730

Net income per share attributable to CAI common
stockholders:
Basic	$0.69	$0.86	$2.18	$2.39
Diluted	$0.68	$0.84	$2.13	$2.33

 The calculation of diluted earnings per share for the three and nine months ended September 30, 2013 excluded from the denominator 399,950 and 296,950 shares, respectively, of common stock options, because their effect would have been anti-dilutive. The calculation of diluted earnings per share for the three and nine months ended September 30, 2012 excluded from the denominator 220,000 shares of common stock options, because their effect would have been anti-dilutive.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

 The following table shows the composition of our fleet as of September 30, 2013 and 2012 and our average fleet utilization for the three and nine months ended September 30, 2013 and 2012:

	As of September 30,
	2013	2012

Owned container fleet in TEUs	856,121	616,257
Managed container fleet in TEUs	289,846	444,906
Total container fleet in TEUs	1,145,967	1,061,163

Owned railcar fleet in units	1,572	1,393

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Average container fleet utilization for the period	92.0%	94.8%	92.1%	94.4%

Average container fleet utilization reflects the average number of container TEUs on lease as a percentage of our total container fleet available for lease. In calculating TEUs available for lease, we exclude units held for sale and units we have purchased that are held at the manufacturer.

During the nine months ended September 30, 2013, we paid $288.0 million to purchase rental equipment, and we plan to invest in additional containers and railcars in the future. Our investment in containers this year has included the purchase of container portfolios from our managed fleet. We believe investments in equipment and management of equipment for equipment investors are beneficial to our company, and we will continue to pursue both opportunities.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The following table summarizes our operating results for the three months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended
	September 30,		Increase
	2013	2012	Amount	Percent

Total revenue	$53,898	$44,939	$8,959	20%
Operating expenses	27,695	18,893	8,802	47
Net interest expense	9,546	7,178	2,368	33
Net income attributable to CAI common stockholders	15,337	16,528	(1,191)	(7)

Total revenue for the three months ended September 30, 2013 increased $9.0 million, or 20%, compared to the three months ended September 30, 2012, primarily due to a  $10.2 million, or 25%, increase in rental revenue. Operating expenses for the three months ended September 30, 2013 increased $8.8 million, or 47%, compared to the three months ended September 30, 2012, mainly as a result of a $4.9 million, or 39%, increase in depreciation expense, a $2.8 million, or 127%, increase in storage, handling and other expenses, and a $1.2 million decrease in gain on disposition of used rental equipment. Net interest expense for the three months ended September 30, 2013 increased $2.4 million, or 33%, due primarily to a higher average debt balance during the quarter. The increase in revenue was offset by the increase in operating expenses and net interest expense, and resulted in a $1.2 million, or 7%, decrease in net income attributable to CAI common stockholders for the three months ended September 30, 2013 compared to the same three-month period in 2012.

Revenue. The following discussion explains the significant changes in the composition of our total revenue for the three months ended September 30, 2013 compared to the three months ended September 30, 2012:

Rental Revenue. Rental revenue increased $10.2 million, or 25%, to $50.7 million for the three months ended September 30, 2013, from $40.5 million for the three months ended September 30, 2012. This was primarily due to a  $14.5 million increase in rental revenue attributable to a  37% increase in the average number of TEUs of owned containers on lease compared to the three months ended September 30, 2012, partially offset by a $4.1 million decrease resulting from a 10% reduction in average container per diem rental rates compared to the three months ended September 30, 2012. The reduction in average container per diem rental rates is primarily a result of our significant investment in used containers during the last twelve months through sale and leaseback transactions and the acquisition of container portfolios from our managed fleet. Used containers are purchased at a lower price, and command a lower per diem rental rate, than new containers. Approximately 57% of our investment in containers during the last twelve months was in used containers, compared to 43% investment in new containers.

Management Fee Revenue. Management fee revenue for the three months ended September 30, 2013 was $1.5 million, a decrease of $1.0 million, or 40%, from $2.5 million for the three months ended September, 2012. The decrease was primarily due to a  38% reduction in the size of the on-lease managed container fleet as a result of our purchase of previously managed container portfolios.

Finance Lease Income. Finance lease income decreased by $0.3 million, or 15%, to $1.7 million for the three months ended September 30, 2013, from $2.0 million for the three months ended September 30, 2012. The decrease was attributable to the reclassification of certain leases from financing to operating at the end of the second quarter of 2013, partially offset by new finance lease contracts entered into since October 1, 2012.

Expenses.  The following discussion explains the significant changes in expenses for the three months ended September 30, 2013 compared to the three months ended September 30, 2012:

Depreciation of Rental Equipment. Depreciation of rental equipment increased by $4.9 million, or 39%, to $17.4 million for the three months ended September 30, 2013, from $12.5 million for the three months ended September 30, 2012. This increase was primarily attributable to a 44% increase in the size of our owned container fleet.

Gain on Disposition of Used Rental Equipment. Gain on disposition of used rental equipment decreased by $1.2 million, or 48%, to $1.3 million for the three months ended September 30, 2013, from $2.5 million for the three months ended September 30, 2012. We sold more used containers at a lower average price and margin during the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Storage, Handling and Other Expenses. Storage, handling and other expenses increased by $2.8 million, or 127%, to $5.0 million for the three months ended September 30, 2013, from $2.2 million for the three months ended September 30, 2012. The increase in the size of our owned container fleet and a 5% decrease in utilization of our owned containers has resulted in an increase in the number of containers in storage during the three months ended September 30, 2013 leading to higher handling, storage and other related charges. We also incurred an increase of $0.4 million in repair and maintenance costs related to our rail business during the third quarter of 2013.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses of $6.1 million for the three months ended September 30, 2013, remained relatively consistent compared to $6.3 million for the three months ended September 30, 2012.

Loss on Foreign Exchange. We recognized a loss of $0.4 million on foreign exchange transactions for the three months ended September 30, 2013 compared to a loss of $0.2 million during the three months ended September 30, 2012, as a result of the weakening of the U.S. dollar.

Net Interest Expense. Net interest expense of $9.5 million for the three months ended September 30, 2013 increased by $2.4 million, or 33%, compared to $7.2 million during the three months ended September 30, 2012. The increase in net interest expense was due primarily to an increase in the average principal balance of our debt, partially offset by a reduction in the average interest rate on outstanding debt.

Income Tax Expense. Income tax expense for the three months ended September 30, 2013 was $1.3 million, compared to $2.1 million for the three months ended September 30, 2012. The effective tax rate for the three months ended September 30, 2013 was 7.9% compared to 11.1% for the three months ended September 30, 2012. The full year estimated effective tax rate decreased from the second quarter of 2013 resulting in a lower effective tax rate for the three months ended September 30, 2013. The increase in the proportion of the on-lease fleet owned by our international subsidiaries in Barbados and Bermuda, where income tax rates are lower than in the U.S., has led to a corresponding increase in the  proportion of pretax income generated in lower tax jurisdictions, resulting in a decrease in the effective tax rate.

Segment Information

The following table summarizes our results of operations for each of our business segments for the three months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended
	September 30,		Change
	2013	2012	Amount	Percent
Equipment Leasing
Total revenue	$52,395	$42,447	$9,948	23%
Operating expenses	26,345	17,493	8,852	51
Net interest expense	9,546	7,179	2,367	33
Net income before income taxes and non-controlling
interest attributable to segment	$16,504	$17,775	$(1,271)	(7)
Equipment Management
Total revenue	$1,503	$2,492	$(989)	(40)%
Operating expenses	1,350	1,400	(50)	(4)
Net income before income taxes and non-controlling
interest attributable to segment	$153	$1,092	$(939)	(86)

Equipment Leasing. Total revenue from our equipment leasing segment increased $9.9 million, or 23%, for the three months ended September 30, 2013, compared to the three months ended September 30, 2012. The increase was primarily due to an increase in the number of owned containers on lease, partly offset by a reduction in average container per diem rental rates, as discussed above.

Total operating expenses for the equipment leasing segment for the three months ended September 30, 2013 increased $8.9 million, or 51%, compared to the three months ended September 30, 2012. The increase was primarily attributable to higher depreciation expense resulting from an increase in the amount of owned equipment, an increase in storage, handling and other expenses as a result of a decrease in utilization, and lower gain on disposition of used rental equipment.

Interest expense for the three months ended September 30, 2013 increased $2.4 million, or 33%, compared to the three months ended September 30, 2012. The increase was primarily due to the increase in our average outstanding debt.

Equipment Management. Total revenue from our equipment management segment for the three months ended September 30, 2013 was $1.0 million, or 40%, lower than the revenue for this segment for the three months ended September 30, 2012. The decrease was primarily due to a reduction in the size of our on-lease managed equipment fleet as a result of our purchase of previously managed container portfolios.

Total operating expenses for the equipment management segment for the three months ended September 30, 2013 remained relatively consistent, compared to the three months ended September 30, 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The following table summarizes our operating results for the nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Nine Months Ended
	September 30,		Increase
	2013	2012	Amount	Percent

Total revenue	$157,844	$124,071	$33,773	27%
Operating expenses	75,950	50,771	25,179	50
Net interest expense	28,009	19,427	8,582	44
Net income attributable to CAI common stockholders	48,335	46,054	2,281	5

Total revenue for the nine months ended September 30, 2013 increased $33.8 million, or 27%, compared to the nine months ended September 30, 2012, primarily due to a $37.7 million, or 35% increase in rental revenue and a $1.0 million, or 21%, increase in finance lease income, partly offset by a combined decrease of $4.9 million in management fee revenue and gain on sale of equipment portfolios. Operating expenses increased $25.2 million, or 50%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, mainly as a result of a $14.8 million, or 43%, increase in depreciation expense, a $7.6 million, or 128%, increase in storage, handling and other expenses, and a $3.0 million, or 34%, decrease in gain on disposition of used rental equipment. Net interest expense increased $8.6 million, or 44%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 due to a higher average debt balance and the write-off of $1.1 million of prepaid financing costs in the nine months ended September 30, 2013. The increase in revenue was partially offset by the increase in operating expenses and net interest expense and resulted in a $2.3 million, or 5%, increase in net income attributable to CAI common stockholders compared to the same nine-month period in 2012.

Revenue. The following discussion explains the significant changes in the composition of our total revenue for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012:

Rental Revenue. Rental revenue increased $37.7 million, or 35%, to $145.7 million for the nine months ended September 30, 2013, from $108.1 million for the nine months ended September 30, 2012. This was primarily due to a $45.8 million increase in rental revenue attributable to a 43% increase in the average number of TEUs of owned containers on lease and a $3.8 million increase in CAI Rail revenue as a result of entering into the rail business during 2012, partly offset by a $8.6 million decrease in revenue resulting from an 8% decrease in average container per diem rental rates. The reduction in average container per diem rental rates is primarily a result of our significant investment in used containers during the last twelve months through sale and leaseback transactions and the acquisition of container portfolios from our managed fleet. Used containers are purchased at a lower price, and command a lower per diem rental rate, than new containers. Approximately 57% of our investment in containers during the last twelve months was in used containers, compared to 43% investment in new containers.

Management Fee Revenue. Management fee revenue for the nine months ended September 30, 2013 was $6.0 million, a decrease of $3.7 million, or 38%, from  $9.7 million for the nine months ended September 30, 2012. The decrease was primarily due to a  35% reduction in the size of the on-lease managed container fleet as a result of our purchase of previously managed container portfolios.

Gain on Sale of Equipment Portfolios. There was no gain on sale of equipment portfolios for the nine months ended September 30, 2013, compared to $1.3 million gain for the nine months ended September 30, 2012. We did not sell any equipment to investors in the nine months ended September 30, 2013.

Finance Lease Income. Finance lease income increased by $1.0 million, or 20%, to $6.1 million during the nine months ended September 30, 2013, from $5.1 million during the nine months ended September 30, 2012. The increase was primarily attributable to new finance lease contracts entered into since October 1, 2012, offset by the reclassification of certain leases from finance to operating at the end of the second quarter of 2013.

Expenses.  The following discussion explains the significant changes in expenses for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012:

Depreciation of Rental Equipment. Depreciation of rental equipment increased by $14.8 million, or 43%, to $49.0 million for the nine months ended September 30, 2013, from $34.2 million for the nine months ended September 30, 2012. This increase was primarily attributable to a 49% increase in the size of our owned container fleet, and an increase of $1.0 million in depreciation attributable to CAI Rail.

Gain on Disposition of Used Rental Equipment. Gain on disposition of used rental equipment decreased by $3.0 million, or 34%, to $5.8 million for the nine months ended September 30, 2013, from $8.8 million for the nine months ended September 30, 2012. We sold more used containers at a lower average price and margin during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Storage, Handling and Other Expenses. Storage, handling and other expenses increased by $7.6 million, or 128%, to $13.6 million for the nine months ended September 30, 2013, from $6.0 million for the nine months ended September 30, 2012. The increase in the size of our owned container fleet and a 4% decrease in utilization of our owned containers has resulted in an increase in the number of containers in storage during the nine months ended September 30, 2013 leading to higher storage, handling, and other related charges. We also incurred an increase of $1.2 million in repair and maintenance costs related to our rail business in the nine months ended September 30, 2013.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses of $18.3 million for the nine months ended September 30, 2013, remained relatively consistent compared to $18.6 million for the nine months ended September 30, 2012.

Net Interest Expense. Net interest expense of $28.0 million for the nine months ended September 30, 2013 increased $8.6 million, or 44%, from $19.4 million for the nine months ended September 30, 2012. The increase in net interest expense was due primarily to an increase in the average principal balance of our debt and the write-off of $1.1 million of prepaid financing costs as a result of a number of refinancing arrangements that we completed during the first quarter of 2013.

Income Tax Expense. Income tax expense for the nine months ended September 30, 2013 was $5.6 million representing an effective tax rate of 10.3%, compared to $7.0 million representing an effective tax rate of 13.0% for the nine months ended September 30, 2012. The lower effective tax rate for the nine months ended September 30, 2013 was due primarily to a higher proportion of pretax income being generated by our foreign operations where income tax rates are lower than the U.S. statutory rates.

Segment Information

The following table summarizes our results of operations for each of our business segments for the nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Nine Months Ended
	September 30,		Change
	2013	2012	Amount	Percent
Equipment Leasing
Total revenue	$151,817	$113,116	$38,701	34%
Operating expenses	71,877	45,207	26,670	59
Net interest expense	28,013	19,435	8,578	44
Net income before income taxes and non-controlling
interest attributable to segment	$51,927	$48,474	$3,453	7
Equipment Management
Total revenue	$6,027	$10,955	$(4,928)	(45)%
Operating expenses	4,073	5,564	(1,491)	(27)
Net income before income taxes and non-controlling
interest attributable to segment	$1,954	$5,391	$(3,437)	(64)

Equipment Leasing. Total revenue from our equipment leasing segment increased $38.7 million, or 34%, for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. The increase was primarily due to an increase in the number of owned containers on lease and increased revenue derived from CAI Rail’s operations, partly offset by a reduction in average container per diem rental rates, as described above.

Total operating expenses for the equipment leasing segment for the nine months ended September 30, 2013 increased $26.7 million, or 59%, compared to the nine months ended September 30, 2012. The increase was primarily attributable to higher depreciation expense resulting from an increase in the amount of owned equipment, increase in storage, handling and other expenses as a result of a decrease in utilization, and lower gain on disposition of used rental equipment.

Interest expense for the nine months ended September 30, 2013 increased $8.6 million, or 44%, compared to the nine months ended September 30, 2012. The increase in interest expense was primarily due to the increase in our average debt balance as we continued to increase our borrowings to finance our acquisition of additional rental equipment, and the write-off of $1.1 million of prepaid financing costs.

Equipment Management. Total revenue from our equipment management segment for the nine months ended September 30, 2013 decreased $4.9 million, or 45%, compared to the nine months ended September 30, 2012. The decrease in management fee revenue was primarily attributable to a 35% decrease in the size of our on-lease managed containers as a result of our purchase of previously managed container portfolios.

Total operating expenses for the equipment management segment decreased $1.5 million, or 27%, for the nine months ended September 30, 2013,  compared to the nine months ended September 30, 2012, primarily as a result of the lower allocation of MG&A expense.

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

Revolving Credit Facilities

(i)  On March 15, 2013, we entered into a Third Amended and Restated Revolving Credit Agreement with a syndicate of banks to finance the acquisition of container rental equipment and for general working capital purposes.  The Third Amended and Restated Revolving Credit Agreement refinanced our prior revolving credit facility to reduce the interest rate, increase the facility commitment and revise certain covenants to provide us with additional flexibility.  As of September 30, 2013, the maximum commitment under our revolving credit facility was $760.0 million, which may be increased to a maximum of $960.0 million under certain conditions described in the agreement.  As of September 30, 2013, we had an outstanding balance of $253.0 million and availability of $506.9 million under our revolving credit facility (net of $0.1 million in letters of credit), subject to our ability to meet the collateral requirements under the agreement governing the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

There is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to us. These credit commitments are part of, and not in addition to, the maximum credit commitment. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar Rate loans as defined in the revolving credit facility. As of September 30, 2013, the average interest rate on our revolving credit facility was 2.2%. Our revolving credit facility will expire in March 2018.

We intend to use our revolving credit facility primarily to fund the purchase of containers. As of September 30, 2013, we had commitments to purchase $12.2 million of rental equipment and had rental equipment payable of $5.5 million. We have typically used our cash flow from operations and the proceeds from sales of equipment portfolios to third-party investors to repay our revolving credit facility. As we expand our owned fleet, our revolving credit facility balance will be higher and will result in higher interest expense.

(ii)  On June 7, 2012, we entered into a revolving credit agreement for CAI Rail with a consortium of banks to finance the acquisition of railcars. As of September 30, 2013, the maximum credit commitment under the revolving credit facility was $85.0 million.  Borrowings under this credit facility bear interest at a variable rate. For domestic base rate loans, the interest rate is equal to the highest of (i) the daily federal funds open rate as published by the Federal Reserve Bank of New York and (ii) the administrative agent’s published “Reference Rate”, in each case plus a margin based on certain conditions.  For Eurodollar rate loans, the interest rate is equal to a LIBOR-based rate plus a margin based on certain conditions. As of September 30, 2013, the average interest rate under the agreement was 2.4%.

As of September 30, 2013, the outstanding balance under CAI Rail’s revolving credit facility was $41.5 million. As of September 30, 2013, we had $43.5 million in availability under the facility, subject to our ability to meet the collateral requirements under the agreement governing the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

The revolving credit facility for CAI Rail will terminate on June 7, 2015.

Term Loan Facilities

(i)  On August 20, 2009, we entered into a $10.0 million five-year loan agreement with the Development Bank of Japan (DBJ). The loan is payable in 19 quarterly installments of $0.2 million starting October 31, 2009 and a final payment of $6.2 million on July 31, 2014. On March 22, 2013, we entered into an additional $30.0 million five-year loan agreement with DBJ. The loan is payable in 19 quarterly installments of $0.5 million starting July 31, 2013 and a final payment of $21.5 million on April 30, 2018. Both loans bear variable interest rates based on LIBOR. As of September 30, 2013, the loans had a combined balance of $36.4 million and an average interest rate of 2.3%.

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

On March 28, 2013, the term loan agreement was amended to: (a) reduce the principal balance of the loan from $249.4 million to $125.0 million through payment of $124.4 million from the proceeds of the $229.0 million fixed-rate asset-backed notes issued by the Company’s indirect wholly-owned subsidiary, CAL Funding II Limited (see paragraph (ii) of Asset-Backed Notes below); (b) reduce the interest rate on the remaining loan balance; and (c) revise certain covenants under the term loan agreement to provide increased flexibility to the Company.  Quarterly payments of principal have been reduced to $1.9 million with the balance of the unpaid principal due on December 20, 2016.  As of September 30, 2013, the term loan had a balance of $121.3 million and average interest rate of 2.5%.

(iii)  On April 11, 2012, we entered into another term loan agreement with a consortium of banks. The agreement, which was amended on August 31, 2012 and May 30, 2013, provides for a five year term loan of up to $142.0 million, subject to certain borrowing conditions, which amount is secured by certain of our assets. The commitment under the loan may be increased to a maximum of $200.0 million, under certain conditions described in the agreement.  The outstanding principal amounts under the term loan bear interest based on LIBOR, amortized quarterly, and require quarterly payments equal to 1.75% multiplied by the outstanding principal amount at such time. The full $142.0 million has been drawn and was primarily used to repay outstanding amounts under the revolving credit facility. All unpaid amounts then outstanding are due and payable on April 11, 2017. As of September 30, 2013, the loan had a balance of $131.7 million and an interest rate of 2.3%.

Asset-Backed Notes

(i)  On October 18, 2012, CAL II issued $171.0 million of 3.47% fixed rate asset-backed notes (Series 2012-1 Asset-Backed Notes).  Principal and interest on the Series 2102-1 Asset-Backed Notes is payable monthly commencing on November 26, 2012, and the Series 2012-1 Asset-Backed Notes mature in October 2027.  The proceeds from the Series 2012-1 Asset-Backed Notes were used to repay part of the Company’s borrowings under its senior revolving credit facility. The Series 2012-1 Asset-Backed Notes had a balance of $155.3 million as of September 30, 2013.

(ii)  On March 28, 2013, CAL II issued $229 million of 3.35% fixed rate asset-backed notes (Series 2013-1 Asset Backed Notes). Principal and interest on the Series 2013-1 Asset-Backed Notes is payable monthly commencing on April 25, 2013, and the Series 2013-1 Asset-Backed Notes mature in March 2028. The proceeds from the new Series 2013-1 Asset-Backed Notes were used partly to reduce the balance of the Company’s term loan with a consortium of banks as described in paragraph (ii) of Term Loan Facilities above, and to partially pay down the Company’s senior revolving credit facility. The Series 2013-1 Asset-Backed Notes had a balance of $217.6 million as of September 30, 2013.

The agreements under each of the asset-backed notes described above require the Company to maintain a restricted cash account to cover payment of the obligations. As of September 30, 2013, the restricted cash account had a balance of $9.5 million.

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

The Notes bear interest at 4.9% per annum, due and payable semiannually on March 13 and September 13 of each year, commencing on March 13, 2013.  In addition, CAL is required to make certain principal payments on March 13 and September 13 of each year, commencing on March 13, 2013.  Any unpaid principal and interest is due and payable on September 13, 2022.  As of September 30, 2013, the Notes had a balance of $94.8 million.

As of September 30, 2013,  we had collateralized financing obligations totaling $95.5 million (see Note 3 to our unaudited consolidated financial statements).  The obligations had an average interest rate of 1.0% as of  September 30, 2013 with maturity dates between June 2015 and November 2016.

As of September 30, 2013, we had capital lease obligations of $5.7 million. The underlying obligations are denominated in U.S. Dollars and Euros at floating interest rates averaging 2.4% as of September 30, 2013, with maturity dates between June 2014 and June 2019.

Our term loans, senior secured notes, asset-backed notes, collateralized financing obligations and capital lease obligations are secured by specific pools of rental equipment and other assets owned by the Company, the underlying leases thereon and the Company’s interest in any money received under such contracts. The agreements relating to all of our debt contain various financial and other covenants. As of September 30, 2013, the Company was in compliance with all of its debt covenants.

In addition to customary events of default, our revolving credit facilities and term loans contain restrictive covenants, including limitations on certain liens, indebtedness and investments.  In addition, all of our debt facilities contain various restrictive financial and other covenants.  The financial covenants in our debt facilities require us to maintain (1) a maximum consolidated funded debt to consolidated tangible net worth ratio of 3.75:1.00; and (2) a minimum fixed charge coverage ratio of 1.20:1.00. As of September 30, 2013, we were in compliance with all of our debt covenants.

Under certain conditions, as defined in our credit agreements with our banks and/or note holders, we are subject to certain cross default provisions that may result in an acceleration of principal repayment under these credit facilities if an uncured default condition were to exist. Our asset-backed notes are not subject to any such cross default provisions.

Cash Flow

The following table sets forth certain cash flow information for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended September 30,
	2013	2012

Net income	$48,335	$46,870
Adjustments to income	41,456	29,148
Net cash provided by operating activities	89,791	76,018
Net cash used in investing activities	(256,364)	(305,429)
Net cash provided by financing activities	185,700	230,436
Effect on cash of foreign currency translation	(1,180)	108
Net increase in cash	17,947	1,133
Cash at beginning of period	17,671	14,078
Cash at end of period	$35,618	$15,211

Cash Flows from Operating Activities

Net cash provided by operating activities of $89.8 million for the nine months ended September 30, 2013 increased $13.8 million from  $76.0 million for the nine months ended September 30, 2012. The increase was due primarily to a $21.4  million increase in net income as adjusted for depreciation, amortization and other non-cash items, partly offset by $7.6 million reduction in our net working capital adjustments. Net working capital decreased by $7.1 million in the nine months ended September 30, 2013, due to an $7.9 million decrease in accounts payable, accrued expenses, due to container investors and unearned revenue, primarily caused by the timing of payments, partially offset by a $0.8 million decrease in accounts receivable, reflecting the reduction in the managed fleet during the period. Net working capital increased by $0.4 million in the nine months ended September 30, 2012, due to a $10.3 million increase in accounts receivable and a $1.5 million increase in prepaid expenses and other assets, offset by a $12.2 million increase in accounts payable, accrued expenses, due to container investors and unearned revenue.

Cash Flows from Investing Activities

Net cash used in investing activities was $256.4 million for the nine months ended September 30, 2013 compared to $305.4 million for the nine months ended September 30, 2012. The decrease of $49.1 million in cash used in investing activities was due primarily to a $69.5 million decrease in the purchase of rental equipment, offset by a decrease of $23.6 million in cash proceeds received from both sales of equipment portfolios to investors and dispositions of used equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2013 decreased $44.7 million compared to the nine months ended September 30, 2012 primarily as a result of lower net borrowings to finance the acquisition of rental equipment.  During the nine months ended September 30, 2013, our net cash inflow from borrowings was $196.0 million compared to $252.1 million for the nine months ended September 30, 2012.  The decrease was slightly offset by the receipt of $1.5 million from the exercise of stock options during the nine months ended September 30, 2013.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments by due date as of September 30, 2013 (in thousands):

	Payments Due by Period
		Less than	1-2	2-3	3-4	4-5	More than
	Total	1 year	years	years	years	years	5 years
Total debt obligations:
Revolving credit facilities	$294,469	$-	$41,469	$-	$-	$253,000	$-
Term loans	289,345	26,040	19,240	19,240	202,475	22,350	-
Senior secured notes	94,760	8,240	8,240	7,175	6,110	6,110	58,885
Asset backed notes	372,875	40,000	40,000	40,000	40,000	40,000	172,875
Collateralized financing
obligations	95,461	-	42,644	42,565	10,252	-	-
Capital lease obligations	5,667	1,944	1,594	899	604	440	186
Interest on debt and capital
lease obligations	139,443	30,024	28,717	25,490	20,188	12,617	22,407
Rental equipment payable	5,522	5,522	-	-	-	-	-
Rent, office facilities and
equipment	4,774	1,374	1,199	1,060	1,046	95	-
Equipment purchase
commitments	12,215	12,215	-	-	-	-	-
Total contractual obligations	$1,314,531	$125,359	$183,103	$136,429	$280,675	$334,612	$254,353

_____________________________________________________________________________________________________________________________________________

(1)Our estimate of interest expense commitment includes $26.3 million relating to our revolving credit facilities, $21.8 million relating to our term loans, $28.4 million relating to our senior secured notes, $59.6 million relating to our asset back notes, $3.1 million relating to our collateralized financing obligations and $0.3 million relating to our capital lease obligations. The calculation of interest commitment related to our debt assumes the following weighted average interest rates as of September 30, 2013:  revolving credit facilities, 2.2%; term loans, 2.4%; senior secured notes, 4.9%; asset-backed notes, 3.4%; collateralized financing obligations, 1.0%; and capital lease obligations, 2.4%. These calculations assume that weighted interest rates will remain at the same level over the next five years. We expect that the interest rate will vary over time based upon fluctuations in the underlying indexes upon which this interest rate is based.

See Note 6 to our unaudited consolidated financial statements included in this filing for a description of the terms of our debt.

Off-Balance Sheet Arrangements

As of September 30, 2013, we had no off-balance sheet arrangements or obligations other than noted below. An off-balance sheet arrangement includes any contractual obligation, agreement or transaction arrangement involving an unconsolidated entity under which we would have: (1) retained a contingent interest in transferred assets; (2) an obligation under derivative instruments classified as equity; (3) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing, hedging or research and development services with us; or (4) made guarantees.

We transferred ownership of certain equipment to Japanese equipment funds which were established by Japan Investment Adviser Co., Ltd. (JIA) and CAIJ. CAIJ is an 80%-owned subsidiary of CAI with the remaining 20% owned by JIA. Prior to September 30, 2013, JIA was owned and controlled by a Managing Director of CAIJ. Prior to the purchase of equipment from us, the purchasing entities had received contributions from unrelated Japanese investors, under separate Japanese investment agreements allowed under Japanese commercial laws. The contributions were used to purchase equipment from us. Under the terms of the agreements, the CAI-related Japanese entities manage each of the investments but may outsource the whole or part of each operation to a third party. Pursuant to its services agreements with investors, the Japanese equipment funds have outsourced the general management of their operations to CAIJ. The Japanese equipment funds have also entered into equipment management service agreements and financing arrangements whereby we manage the leasing activity of equipment owned by the Japanese equipment funds. The profit or loss from each investment will substantially belong to each respective investor, except with respect to certain Japanese funds and the financing arrangements where the terms of the transaction provide us with an option to purchase the equipment at a fixed price. If we decide to exercise our purchase options and resell the equipment to a third party, then we would realize any profit from the sale. During 2012, we purchased all the equipment legally owned by two consolidated Japanese VIEs.  As we previously consolidated these two Japanese VIEs, the purchase of the equipment was considered a repurchase of the non-controlling interest for accounting purposes.  See Notes 3 and 11 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

There have been no changes to our accounting policies during the nine months ended September 30, 2013.  See Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 28, 2013.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements that would have a significant impact on our business.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in foreign exchange rates and interest rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Foreign Exchange Rate Risk. Although we have significant foreign-based operations, the U.S. Dollar is our primary operating currency. Thus, most of our revenue and expenses are denominated in U.S. Dollars. We have equipment sales in British Pound Sterling, Euros and Japanese Yen and incur overhead costs in foreign currencies, primarily in British Pound Sterling and Euros. CAI Consent Sweden AB, one of our wholly-owned subsidiaries, has significant amounts of revenue as well as expenses denominated in Euros and Swedish Krone. During the nine months ended September 30, 2013, the U.S. Dollar decreased in value in relation to other major foreign currencies (such as the Euro and British Pound Sterling). The decrease in the U.S. Dollar has increased our revenues and expenses denominated in foreign currencies. The decrease in the value of the U.S. Dollar relative to foreign currencies will also result in U.S. dollar denominated assets held at some of our foreign subsidiaries to decrease in value relative to the foreign subsidiaries’ local currencies. For the nine months ended September 30, 2013, we recognized a loss on foreign exchange of $0.2 million.

Interest Rate Risk. The nature of our business exposes us to market risk arising from changes in interest rates to which our variable-rate debt is linked. As of September 30, 2013, the principal amount of debt outstanding under the variable-rate arrangement of our revolving credit facilities was $294.5 million.  In addition, at September 30, 2013 we had balances on our variable rate term loans of $289.3 million and $5.7 million of variable rate capital lease obligations.

A 1.0% increase or decrease in underlying interest rates for these obligations will increase or decrease interest expense by approximately $5.9  million annually assuming debt remains constant at September 30, 2013 levels.

ITEM 4.CONTROLS AND PROCEDURES

 Management Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2013 our disclosure controls and procedures were effective with respect to controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and are accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act) that occurred during the three months ended September 30, 2013, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

From time to time we may be a party to litigation matters or disputes arising in the ordinary course of business, including in connection with enforcing our rights under our leases. Currently, we are not a party to any legal proceedings which are material to our business, financial condition, results of operations or cash flows.

ITEM 1A.RISK FACTORS

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which are incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAI International, Inc.
(Registrant)

November 5, 2013	/s/ VICTOR M. GARCIA
Victor M. Garcia
President and Chief Executive Officer
(Principal Executive Officer)

November 5, 2013	/s/ TIMOTHY B. PAGE
Timothy B. Page
Chief Financial Officer
(Principal Financial and Accounting Officer)

 EXHIBITS INDEX

3.1

Amended and Restated Certificate of Incorporation of CAI International, Inc. (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1, as amended, File No. 333-140496 filed on April 24, 2007).

3.2	Amended and Restated Bylaws of CAI International, Inc. (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on March 10, 2009).

10.1	Employment Agreement dated August 20, 2013 between CAI International, Inc. and Timothy B. Page (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on August 23, 2013).

10.2

Service Agreement, dated August 20, 2013, between Container Applications International (UK) Limited and Daniel Hallahan (incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K filed on August 23, 2013).

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

101

The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012 (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (v) Notes to Unaudited Consolidated Financial Statements.