Form 10-K
period 2013-12-31
CAI International, Inc.
filed 2014-02-28
CIK 1388430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Act). Yes ☐   No ☒

As of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the New York Stock Exchange on June 28, 2013) was approximately $405.7 million. Shares of registrant’s common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 31, 2014, there were 22,240,673 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2014 Annual Meeting of Stockholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2013, are incorporated by reference into Part III hereof.

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

 PART I

ITEM  1.BUSINESS

Our Company

We are one of the world’s leading equipment leasing and management companies. We operate our business through two segments: equipment leasing and equipment management. We purchase new and used equipment,  which we lease primarily to container shipping lines, freight forwarders and other transportation companies and either retain as part of our owned fleet or sell to third-party investors for whom we then provide management services. In operating our fleet, we lease, re-lease and dispose of equipment and contract for the repair, repositioning and storage of equipment.  The following table shows the composition of our container fleet as of December 31, 2013 and our average fleet utilization for the year ended December 31, 2013:

	As of
	December 31,	Percent of
	2013	Total Fleet
Owned container fleet in TEUs	860,729	75%
Managed container fleet in TEUs	283,725	25%
Total container fleet in TEUs	1,144,454	100%

Owned container fleet in CEUs	903,713	78%
Managed container fleet in CEUs	262,071	22%
Total container fleet in CEUs	1,165,784	100%

Year Ended
December 31,
2013
Average container fleet utilization in TEUs	91.8%
Average container fleet utilization in CEUs	92.7%

The industry-standard measurement unit is the 20-foot equivalent unit, or TEU, which compares the size of a container to a standard 20-foot container. For example, a 20-foot container is equivalent to one TEU and a 40-foot container is equivalent to two TEUs. Containers can also be measured in cost equivalent units (CEUs), utilizing a ratio to convert the number of container units to their relative purchase price compared to a standard 20-foot dry van container. For example, the CEU ratio for a standard 40-foot dry van container is 1.6, and a 40-foot high cube container is 1.7.

We lease our equipment to lessees under long-term leases, short-term leases and finance leases. Long-term leases cover a specified number of equipment units that will be on lease for one year or more. Short-term leases provide lessees with the ability to lease equipment either for a fixed term of less than one year or without a fixed term on an as-needed basis, with flexible pick-up and drop-off of equipment at depots worldwide, subject to certain restrictions. Finance leases are long-term lease contracts that generally grant the lessee the right to purchase the equipment at the end of the term for a nominal amount. The following table provides a summary of our container fleet by lease type as of December 31, 2013:

	As of December 31, 2013
	TEUs	CEUs
Long-term leases	75%	76%
Short-term leases	20%	19%
Finance leases	5%	5%
Total	100%	100%

We also own a fleet of 1,804 railcars, which we lease within North America. The utilization of our railcar fleet at December 31, 2013 was 97.1%.

We manage equipment for third-party investors under management agreements that cover portfolios of equipment. Our management agreements have multiple year terms and provide that we receive a management fee based upon the actual rental revenue for each unit less the actual operating expenses directly attributable to that unit. We also receive fees for selling used equipment on behalf of third-party investors.

Our equipment leasing segment revenue comprises rental revenue and finance lease income from our owned fleet, and our equipment management segment revenue comprises gain on sale of equipment portfolios and management fee revenue for managing equipment for third-party investors. The operating results of each segment and details of our revenues for the years ended December 31, 2013,  2012 and 2011 and information regarding the geographic areas in which we do business are summarized in Note 15 to our consolidated financial statements included in this filing. For the year ended December 31, 2013, we recorded total revenue of $212.4 million, net income attributable to CAI common stockholders of  $63.9  million and adjusted EBITDA of $188.8 million.  A comparison of our 2013 financial results with those of the prior years and a definition of adjusted EBITDA, as well as a reconciliation to the nearest GAAP measure, can be found in Item 6 “Selected Financial Data” of this Annual Report on Form 10-K.

Our container lessees use containers for their global trade utilizing many worldwide trade routes. We earn our revenue from international carriers when the equipment is in use and carrying cargo around the world. Most of our leasing related revenue is denominated in U.S. dollars. All of our containers are used internationally and no one unit is domiciled in one particular place for a prolonged period of time. As such, all of our containers are considered to be international with no single country of use.

We commenced our railcar leasing business in January 2012. Our railcars are used by lessees on railroads in North America.  For the year ended December 31, 2013, the revenue derived from our railcar leasing business is included in our equipment leasing segment.

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

On May 16, 2007, we completed an initial public offering of our common stock and listed our common stock on the New York Stock Exchange (NYSE) under the symbol “CAP”. On April 30, 2008, we acquired CAI Consent Sweden AB (Consent), formerly named Consent Equipment AB, a European container and intermodal equipment leasing company, for $14.6 million in cash (net of $1.3 million cash acquired) and the assumption of approximately $25.7 million in debt. Consent was headquartered in Gothenburg, Sweden at the time of its acquisition. In February 2010, Consent’s headquarters were transferred to the United Kingdom. Consent also has an office in Delmenhorst, Germany, which has remained open.

On December 20, 2011, we formed CAI Rail Inc. (CAI Rail), as a wholly owned subsidiary of CAI International, Inc.  CAI Rail was formed to purchase and lease-out a fleet of railcars in North America.

Corporate Information

Our corporate headquarters and principal executive offices are located at Steuart Tower, 1 Market Plaza, Suite 900, San Francisco, California 94105. Our telephone number is (415) 788-0100 and our Web Site is located at http://www.capps.com. We have a branch office located in Charleston, South Carolina. We operate our business in 16 offices in 12 countries including the United States, and have agents in Asia, Europe, South Africa, Australia and South America. Our wholly owned international subsidiaries are located in the United Kingdom, Japan, Malaysia, Sweden, Germany, Singapore, Luxembourg, Barbados and Bermuda. We also own 80% of CAIJ, Inc., which is an investment manager for third-party investors in Japan.

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

The two principal types of containers are described as follows:

•

Dry van containers. A dry van container is constructed of steel sides, roof and end panel with a set of doors on the other end, a wooden floor and a steel undercarriage. Dry van containers are the least expensive and most commonly used type of container. According to Container Census, 2013- Survey and Forecast of Global Container Units,  published by Drewry Maritime Research, dry van containers comprised approximately 89.2% of the worldwide container fleet, as measured in TEUs, as of the end of 2012. They are used to carry general cargo, such as manufactured component parts, consumer staples, electronics and apparel.

•

Specialized equipment. Specialized equipment consists of open-top, flat-racks, palletwide containers, swapbodies, roll trailers, refrigerated containers and generator sets. An open-top container is similar in construction to a dry van container except that the roof is replaced with a tarpaulin supported by removable roof bows. A flat-rack container is a heavily reinforced steel platform with a wood deck and steel end panels. Open-top and flat-rack containers are generally used to move heavy or oversized cargo, such as marble slabs, building products or machinery. Palletwide containers are a type of dry-van container externally similar to ISO standard containers, but internally about two inches wider so as to accommodate two European-sized pallets side-by-side. Swapbodies are a type of dry van container designed to be easily transferred between rail, truck, and barge and are equipped with legs under their frames. Roll trailers are a type of flat-bed trailer equipped with rubber wheels underneath for terminal haulage and stowage on board roll-on/roll-off vessels. A refrigerated container has an integrated refrigeration unit on one end which plugs into a generator set or other outside power source and is used to transport perishable goods. According to Container Census, 2013- Survey and Forecast of Global Container Units, published by Drewry Maritime Research, specialized containers comprised approximately 10.8% of the worldwide container fleet, as measured in TEUs, as of the end of 2012.

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

Container shipping lines own and lease containers for their use. The Container Census, 2013- Survey and Forecast of Global Container Units, published by Drewry Maritime Research, estimates that as of the end of 2012, transportation companies (including container shipping lines and freight forwarders), owned approximately 55.0% of the total worldwide container fleet and container leasing companies owned approximately 45.0% of the total worldwide container fleet based on TEUs. Given the uncertainty and variability of export volumes and the fact that container shipping lines have difficulty in accurately forecasting their container requirements at different ports, the availability of containers for lease significantly reduces a container shipping line’s need to purchase and maintain excess container inventory. In addition, container leases allow the container shipping lines to adjust their container fleets both seasonally and over time and help to balance trade flows. The flexibility offered by container leasing helps container shipping lines improve their overall fleet management and provides the container shipping lines with an alternative source of financing.

We also operate a fleet of railcars that are used to transport industrial goods, materials and other products on railroad tracks throughout North America.

Our Operations

Our container fleet represented 95% of the book value of our rental equipment as of December 31, 2013 and accounted for 96% of equipment rental revenue for the year ended December 31, 2013. Our railcar fleet represented 5% of the book value of our rental equipment as of December 31, 2013 and accounted for 4% of equipment rental revenue for the year ended December 31, 2013.

Container Operations

Fleet Overview. The table below summarizes the composition of our container fleet as of December 31, 2013 by type of equipment:

	Dry Van	Percent of	Specialized	Percent of		Percent of
	Containers	Total Fleet	Equipment	Total Fleet	Total	Total Fleet
Owned container fleet in TEUs	792,193	69%	68,536	6%	860,729	75%
Managed container fleet in TEUs	276,709	24%	7,016	1%	283,725	25%
Total container fleet in TEUs	1,068,902	93%	75,552	7%	1,144,454	100%

	Dry Van	Percent of	Specialized	Percent of		Percent of
	Containers	Total Fleet	Equipment	Total Fleet	Total	Total Fleet
Owned container fleet in CEUs	705,781	61%	197,932	17%	903,713	78%
Managed container fleet in CEUs	246,668	21%	15,403	1%	262,071	22%
Total container fleet in CEUs	952,449	82%	213,335	18%	1,165,784	100%

Overview of Management Services. We lease, re-lease and dispose of containers and contract for the repair, repositioning and storage of our managed fleet. Our management agreements have multiple year terms and provide that we receive a management fee based upon the actual net operating income for each container, which is equal to the actual rental revenue for a container less the actual operating expenses directly attributable to that container. Management fees are collected monthly or quarterly, depending upon the agreement, and generally are not paid if net operating revenue is zero or less for a particular period. If operating expenses exceed revenue, third-party investors are required to pay the excess or we may deduct the excess, including our management fee, from future net operating revenue. Under these agreements, we typically receive a commission for selling or otherwise disposing of containers for the third-party investor. Our management agreements generally require us to indemnify the third-party investor for liabilities or losses arising out of our breach of our obligations. In return, the third-party investor typically indemnifies us in our capacity as the manager of the container against breach by the third-party investor, sales taxes on commencement of the arrangement, withholding taxes on payments to the third-party investor under the management agreement and any other taxes, other than our income taxes, incurred with respect to the containers that are not otherwise included as operating expenses deductible from revenue.

Marketing and Operations. Our marketing and operations personnel are responsible for developing and maintaining relationships with our lessees, facilitating lease contracts and maintaining day-to-day coordination of operational issues. This coordination allows us to negotiate lease contracts that satisfy both our financial return requirements and our lessees’ operating needs. It also facilitates our awareness of lessees’ potential equipment shortages and their awareness of our available equipment inventories. We  have marketing and operations employees in eight countries, supported by independent agents in a further nine countries.

Overview of Our Leases. To meet the needs of our lessees and achieve a favorable utilization rate, we lease containers under three main types of leases:

•

Long-Term Leases. Our long-term leases specify the number of containers to be leased, the pick-up and drop-off locations, the applicable per diem rate and the contractual term. We typically enter into long-term leases for a fixed term ranging from three to eight years, with five-year term leases being most common. Our long-term leases generally require our lessees to maintain all units on lease for the duration of the lease, which provides us with scheduled lease payments. Some of our long-term leases contain an early termination option and afford the lessee continuing supply and total interchangeability of containers, with the ability to redeliver containers if the lessee’s fleet requirements change. As of December 31, 2013, approximately 74.9% of our on-lease container fleet, as measured in TEUs, were under long-term leases.

•

Short-Term Leases. Short-term leases include both master interchange leases and customized short-term leases. Master interchange leases provide a master framework pursuant to which lessees can lease containers on an as-needed basis, and thus command a higher per diem rate than long-term leases. The terms of master interchange leases are typically negotiated on an annual basis. Under our master interchange leases, lessees know in advance their per diem rates and drop-off locations, subject to monthly port limits. We also enter into other short-term leases that typically have a term of less than one year and are generally used for one-way leasing, typically for small quantities of containers. The terms of short-term leases are customized for the specific requirements of the lessee. Short-term leases are sometimes used to reposition containers to high-demand locations and accordingly may contain terms that provide incentives to lessees. As of December 31, 2013, approximately 20.3% of our on-lease container fleet, as measured in TEUs, was under short-term leases.

•

Finance Leases. Finance leases provide our lessees with an alternative method to finance their container acquisitions. Finance leases are long-term in nature and require relatively little customer service attention. They ordinarily require fixed payments over a defined period and generally provide lessees with a right to purchase the leased containers for a nominal amount at the end of the lease term. Per diem rates under finance leases include an element of repayment of capital and, therefore, typically are higher than per diem rates charged under long-term leases. Finance leases require the container lessee to keep the container on lease for the entire term of the lease. As of December 31, 2013, approximately 4.8% of our on-lease container fleet, as measured in TEUs, was under finance leases.

Our lease agreements contain general terms and conditions detailing standard rights and obligations, including requirements that lessees pay a per diem rate, depot charges, taxes and other charges when due, maintain equipment in good condition, return equipment in good condition in accordance with return conditions set forth in the lease agreement, use equipment in compliance with all applicable laws, and pay us for the value of the equipment as determined by the lease agreement if the equipment is lost or destroyed. A default clause in our lease agreements gives us certain legal remedies in the event that an equipment lessee is in breach of lease terms.

Our lease agreements contain an exclusion of warranties clause and require lessees to defend and indemnify us in most instances from third-party claims arising out of the lessee’s use, operation, possession or lease of the equipment. Lessees are required to maintain physical damage and comprehensive general liability insurance and to indemnify us against loss with respect to the equipment. We also maintain our own contingent physical damage and third-party liability insurance that covers our equipment during both on-lease and off-lease periods. All of our insurance coverage is subject to annual deductible provisions and per occurrence and aggregate limits.

Re-leasing, Logistics Management and Depot Management. We believe that managing the period after lease termination, in particular of our containers’ first lease, is one of the most important aspects of our business. Successful management of this period requires disciplined re-leasing capabilities, logistics management and depot management.

•

Re-leasing. Since our leases allow our lessees to return their containers, we typically lease a container several times during the time we manage it as part of our fleet. New containers can usually be leased with a limited sales and customer service infrastructure because initial leases for new containers typically cover large volumes of units and are fairly standardized transactions. Used containers, on the other hand, are typically leased in smaller transactions that are structured to accommodate pick-ups and returns in a variety of locations. Our utilization rates depend on our re-leasing abilities. Factors that affect our ability to re-lease used containers include the size of our lessee base, ability to anticipate lessee needs, our presence in relevant geographic locations and the level of service we provide our lessees. We believe that our global presence and long-standing relationships with more than 300 container lessees as of December 31, 2013 provide us an advantage over our smaller competitors in re-leasing our containers.

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

•

Depot Management. As of December 31, 2013, we managed our equipment fleet through 273 independent equipment depot facilities located in 46 countries. Depot facilities are generally responsible for repairing containers when they are returned by lessees and for storing the containers while they are off-hire. Our operations group is responsible for managing our depot contracts and periodically visiting depot facilities to conduct inventory and repair audits. We also supplement our internal operations group with the use of independent inspection agents. As of December 31, 2013 a large majority of our off-lease inventory was located at depots that are able to report notice of container activity and damage detail via electronic data interchange, or EDI.

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

Investors. We have historically sold portfolios of leased containers to various overseas investment entities. The investment entities that typically have purchased containers from us are funds formed by investment arrangers who act as financial intermediaries between third-party investors and lessors of containers and other shipping assets. These independent investment arrangers will either seek out investments in leased assets on behalf of an investment fund or a group of third-party investors or will work with us to identify an investor or group of third-party investors to invest in a pool of leased assets. Our 80%-owned subsidiary, CAIJ, Inc., acts as investment arranger for sales of containers by us in Japan and manages containers leases for investors in Japan.

Customer Concentration. Our customers include container lessees and third-party investors to whom we have sold container portfolios and for whom we manage containers.

•

Container Leasing Concentration. Revenue from our ten largest container lessees represented 60.9% of lease related revenue for the year ended December 31, 2013, with revenue from our single largest container lessee, CMA CGM, accounting for 12.1% of lease related revenue, or $23.8 million. This $23.8 million of revenue represented 11.2% of our total revenue for this period. The largest lessees of our owned fleet are often among the largest lessees of our managed fleet. The largest lessees of our managed fleet are responsible for a significant portion of the billings that generate our management fee revenue.

•

Container Management Concentration. A substantial majority of our container management segment revenue is derived from third-party investors associated with five different investment funds located in Germany and Japan. Third-party investors associated with the five investment funds represented 76.3% of our management fee revenue for the year ended December 31, 2013. Revenue of $4.0 million from the two largest third-party investors represented 51.5% of management fee revenue, or 1.9% of our total revenue for the year ended December 31, 2013.

Proprietary Real-time Information Technology System. Our proprietary real-time information technology system tracks all of our containers individually by container number, provides design specifications for the containers, tracks on-lease and off-lease transactions, matches each on-lease unit to a lease contract and each off-lease unit to a depot contract, maintains the major terms for each lease contract, tracks accumulated depreciation, calculates the monthly bill for each container lessee and tracks and bills for container repairs. Most of our depot activity is reported electronically, which enables us to prepare container lessee bills and calculate financial reporting information more efficiently.

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

Our Competition.  We compete primarily with other container leasing companies, including both larger and smaller lessors. We also compete with bank leasing companies offering long-term operating leases and finance leases, and container shipping lines, which sometimes lease their excess container inventory. Other participants in the shipping industry, such as container manufacturers, may also decide to enter the container leasing business. It is common for container shipping lines to utilize several leasing companies to meet their container needs and to minimize reliance on individual leasing companies.

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

Seasonality.  We experience seasonal increased demand for containers in the several months leading up to the holiday season in the United States and Europe, and higher demand for purchasing containers by third-party investors toward the end of the calendar year. By comparison, our equipment rental revenue and management fee revenue have historically fluctuated much less than our sales of equipment portfolios, although equipment rental revenue and management revenue may also fluctuate significantly in future periods based upon the level of demand by container shipping lines for leased containers, our ability to maintain a high utilization rate of containers in our total fleet, changes in per diem rates for leases and fluctuations in operating expenses.

Rail Operations

Fleet Overview.  We own a fleet of railcars of various types including: 50ft and 60ft box cars for paper and forest products; covered hoppers for grain, cement, sand, plastic pallets and many other industrial products; general purpose tank cars that are used to transport non-hazardous commodities; gondolas for coal; and general service flat cars. We owned 1,804 railcars as of December 31, 2013.

Overview of Our Leases.  We offer multiple lease options to our railcar customers, including full service and net operating leases, per diem leases, sale/leasebacks and asset based financings.  Our full service leases provide our customers with comprehensive management services including the cost of maintenance and taxes. Net operating leases allow the customer the flexibility to manage the railcars themselves. Our per diem lease product enables the customer to pay through a settlement process on an hourly and mileage basis.

Customer Concentration.  Our railcar customers are typically industrial companies who ship their products or raw materials by rail.  We lease to a number of different industries and no customer generates more than 15% of our total monthly revenue.  Our industrial customers include Exxon, Proctor and Gamble, BASF, Halliburton and Mead Westvaco. Additionally, we work with a number of North American Class I Railroads, such as CSX, Norfolk Southern, Union Pacific, BNSF and Canadian National, and regional carriers including Genessee & Wyoming.

Our Competition.  We function in a highly competitive marketplace that includes large and small operating lessors, financial institutions with passive leasing enterprises, captive leasing companies owned by  manufacturers and at times with shippers holding large and diverse fleets of railcars.

Credit Control

We lease to container shipping lines, freight forwarders and other transportation companies that meet our credit criteria. Our credit policy sets different maximum exposure limits depending on our relationship and previous experience with each equipment lessee. Credit criteria may include, but are not limited to, trade route, country, social and political climate, assessments of net worth, asset ownership, bank and trade credit references, credit bureau reports, including those from Dynamar, operational history and financial strength. We monitor our lessees’ performance and our lease exposures on an ongoing basis. Our credit control processes are aided by the long payment experience we have with most of our lessees, our broad network of relationships in the shipping industry that provide current information about our lessees’ market reputations and our focus on collections.

Environmental Matters

We are subject to federal, state, local and foreign laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants to air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. We could incur substantial costs, including cleanup costs, fines and third-party claims for property or natural resource damage and personal injury, as a result of violations of environmental laws and regulations in connection with our or our lessees’ current or historical operations. Under some environmental laws in the United States and certain other countries, the owner or operator of equipment may be liable for environmental damage, cleanup or other costs in the event of a spill or discharge of material from the equipment without regard to the fault of the owner or operator. While we typically maintain liability insurance coverage and typically require our lessees to provide us with indemnity against certain losses, the insurance coverage is subject to large deductibles, limits on maximum coverage and significant exclusions and may not be sufficient or available to protect against any or all liabilities and such indemnities may not cover or be sufficient to protect us against losses arising from environmental damage.

Regulation

We are subject to regulations promulgated in various countries, including the United States, seeking to protect the integrity of international commerce and prevent the use of equipment for international terrorism or other illicit activities. For example, the Container Security Initiative, the Customs-Trade Partnership Against Terrorism and Operation Safe Commerce are among the programs administered by the U.S. Department of Homeland Security that are designed to enhance security for cargo moving throughout the international transportation system by identifying existing vulnerabilities in the supply chain and developing improved methods for ensuring the security of containerized cargo entering and leaving the United States. Moreover, the International Convention for Safe Containers, 1972, as amended, adopted by the International Maritime Organization, applies to new and existing containers and seeks to maintain a high level of safety of human life in the transport and handling of containers by providing uniform international safety regulations. As these regulations develop and change, we may incur increased compliance costs due to the acquisition of new, compliant equipment and/or the adaptation of existing equipment to meet new requirements imposed by such regulations.

Employees

As of December 31, 2013, we had 85 employees worldwide. We are not a party to any collective bargaining agreements. We believe that relations with our employees are good.

Available Information

Our Internet website address is http://www.capps.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act) are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Also, copies of our filings with the SEC will be made available, free of charge, upon written request to the Company.

ITEM 1A.RISK FACTORS

In addition to the other information contained in this Annual Report on Form 10-K, we have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations and cash flows. Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks and investors may lose all or part of their investment. This section should be read in conjunction with our audited consolidated financial statements and related notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K.

Risks Related to Our Business and the Equipment Leasing Industry

The demand for leased containers depends on many political, economic and other factors beyond our control.

Substantially all of our revenue comes from activities related to the leasing of containers. Our ability to continue successfully leasing containers to container shipping lines, earning management fees on leased containers and attracting third-party investors to purchase container portfolios from us depends in part upon the continued demand for leased containers. The demand for containers is affected by numerous factors.

Demand for containers depends largely on the rate of world trade and economic growth, with consumer demand being one of the most critical factors affecting this growth. Economic downturns in one or more countries or regions, particularly in the United States, China, Europe and other consumer-oriented economies, could result in a reduction in world containerized trade growth or in demand by container shipping lines for leased containers. Most of the third-party investor programs into which we sell container portfolios employ a certain amount of debt in order to increase investor equity returns. Tighter credit markets make it more difficult for third-party investors to access debt for future investment programs, which increases the potential that we may not be able to sell containers to investor programs in the future. In such case, our revenue, net income and cash flow will be lower, which will limit the level of growth in our operating fleet that we might otherwise be able to attain.

In Europe, the ongoing sovereign debt crisis, the loss of value by the Euro and related effects on the European banking system have contributed to growing instability in the European currency and credit markets. Further deterioration of European economic conditions, the dissolution of the European Union or the Euro, or a significant loss of value by the Euro could reduce demand for the Company’s containers globally and impact the ability of our third-party investors to access debt for future investments.

Economic recessions may result in a decline in the future demand for containers by our customers and could lead to an increase in the number of containers returned to us, reduce our equipment rental revenue, reduce utilization of our fleet, increase our operating expenses (such as storage, bad debt and repositioning costs) and have an adverse effect on our future financial performance. Much of our leasing business involves shipments of goods exported from Asia. From time to time, there have been economic disruptions, health scares, financial turmoil, natural disasters and political instability in Asia and in the Middle East. If these events were to occur in the future, they could adversely affect our container lessees and the general demand for shipping and lead to reduced demand for leased containers or otherwise adversely affect us. Other general factors affecting demand for leased containers, utilization and per diem rates include the following:

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

All of these factors are inherently unpredictable and beyond our control. These factors will vary over time, often quickly and unpredictably, and any change in one or more of these factors may have a material adverse effect on our business, financial condition, results of operations and cash flows. Many of these factors also influence the decision by our customers to lease or buy containers. Should one or more of these factors influence our customers to buy a larger percentage of the containers they operate, our utilization rate would decrease, resulting in decreased revenue and increased storage and repositioning costs.

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

We have operations in locations subject to natural disasters such as severe weather and geological events that could disrupt our operations. In addition, our suppliers and customers also have operations in such locations. For example, on March 11, 2011, the northern region of Japan experienced a severe earthquake followed by a series of tsunamis resulting in negative direct economic effects to the Japanese economy and potentially a regional or global downturn in economic activity. Although the earthquake in Japan did not cause a disruption in our operations in the region, any future natural disasters in Japan or elsewhere in the world where we have business operations could lead to disruption of the regional and global economies, which could result in a decrease in demand for leased equipment, adversely impacting our business, financial condition, results of operations and cash flows.

Our container portfolio sale activities may result in lower gains or losses on sales of containers to investors.

Our revenue from gain on sale of equipment portfolios depends on our ability to make a profit on containers that we purchase and then resell to third-party investors. We typically enter into firm purchase orders for containers before we begin finding lessees for the containers, and the time necessary to lease the containers may be much longer than we anticipate. The price that a third-party investor is willing to pay for a portfolio of containers depends on a number of factors, including the historical and future expected cash flows from the portfolio to the third-party investor, the credit ratings of the lessees, the mix of short-term and long-term leases, the number of units in the portfolio, the timing of the sale and alternative investment opportunities available to the third-party investor. If any of these factors changes unexpectedly during the period between the date of our purchase order to the date a third-party investor purchases the containers from us, we may recognize a lower gain on sale of the containers to investors, sell them to third-party investors at a loss or retain them as part of our owned fleet.

Per diem rates for our leased containers may decrease, which would have a negative effect on our business and results of operations.

Per diem rates for our leased containers depend on a large number of factors, including the following:

•	the type and length of the lease;
•	embedded residual assumptions;
•	the type and age of the containers;

•	the number of new units available for lease by our competitors;
•	the location of the containers being leased;
•	the price of new containers; and
•	interest rates.

Because steel is the major component used in the construction of new containers, the price of new containers and per diem rates on new containers are highly correlated with the price of raw steel. For example, container prices increased in the first half of 2012, however, customer demand softened in the second half of 2012 leading to a decrease in container prices and lease rates. Customer demand and steel prices continued to decrease through most of 2013 with a corresponding decrease in container prices. We cannot predict container prices in the future. If newly manufactured container prices decline, we may need to lease the containers at low return rates or at a loss.

Per diem rates may be negatively impacted by the entrance of new leasing companies, overproduction of new containers by manufacturers and over-buying of containers by container shipping lines and leasing competitors. In the event that the container shipping industry were to be characterized by overcapacity in the future, or if available supply of containers were to increase significantly as a result of, among other factors, new companies entering the business of leasing and selling containers, both utilization and per diem rates may decrease, adversely affecting our business, financial condition, results of operations and cash flows.

We face risks associated with re-leasing containers after their initial long term lease.

Containers have a useful economic life that is generally between 12 and 15 years. When we purchase newly manufactured containers, we typically lease them out under long-term leases with terms of 3 to 8 years at a lease rate that is correlated to the price paid for the container. As containers leased under term leases are not leased out for their full economic life, we face risks associated with re-leasing containers after their initial long term lease at a rate that continues to provide a reasonable economic return based on the initial purchase price of the container. If prevailing container lease rates decline significantly between the time a container is initially leased out and when its initial long term lease expires, or if overall demand for containers declines, we may be unable to earn a sufficient lease rate from the re-leasing of containers when their initial term leases expire. This could adversely affect our business, financial condition, results of operations and cash flows.

Gains and losses associated with the disposition of used containers may fluctuate and adversely affect our results of operations.

We regularly sell used, older containers upon lease expiration. The residual values of these containers therefore affect our profitability. The volatility of the residual values of such containers may be significant. These values depend upon, among other factors, raw steel prices, applicable maintenance standards, refurbishment needs, comparable new container costs, used container availability, used container demand, inflation rates, market conditions, materials and labor costs and container obsolescence. Most of these factors are outside of our control.

Containers are typically sold if it is in the best interest of the owner to do so after taking into consideration earnings prospects, book value, remaining useful life, repair condition, suitability for leasing or other uses and the prevailing local sales price for containers. Gains or losses on the disposition of used containers and the sales fees earned on the disposition of managed containers will also fluctuate and may be significant if we sell large quantities of used containers.

We may incur significant costs to reposition containers.

When lessees return containers to locations where supply exceeds demand, we routinely reposition containers to higher demand areas. Repositioning expenses vary depending on geographic location, distance, freight rates and other factors, and may not be fully covered by drop-off charges collected from the last lessee of the containers or pick-up charges paid by the new lessee. We seek to limit the number of units that can be returned and impose surcharges on containers returned to areas where demand for such containers is not expected to be strong. However, market conditions may not enable us to continue such practices. In addition, we may not accurately anticipate which port locations will be characterized by high or low demand in the future, and our current contracts will not protect us from repositioning costs if ports that we expect to be high-demand ports turn out to be low-demand ports at the time leases expire.

Lessee defaults may adversely affect our business, results of operations and financial condition by decreasing revenue and increasing storage, repositioning, collection and recovery expenses.

Our equipment is leased to numerous equipment lessees. Lessees are required to pay rent and indemnify us for damage to or loss of equipment. Lessees may default in paying rent and performing other obligations under their leases. A delay or diminution in amounts received under the leases (including leases on our managed equipment), or a default in the performance of maintenance or other lessee obligations under the leases could adversely affect our business, financial condition, results of operations and cash flows and our ability to make payments on our debt.

Our cash flows from equipment, principally equipment rental revenue, management fee revenue, gain on sale of equipment portfolios, gain on disposition of used equipment and commissions earned on the sale of equipment on behalf of equipment investors, are affected significantly by the ability to collect payments under leases and the ability to replace cash flows from terminating leases by re-leasing or selling equipment on favorable terms. All of these factors are subject to external economic conditions and the performance by lessees and service providers that are not within our control.

When lessees default, we may fail to recover all of our equipment and the equipment we do recover may be returned to locations where we will not be able to quickly re-lease or sell it on commercially acceptable terms. We may have to reposition the equipment to other places where we can re-lease or sell it, which could be expensive depending on the locations and distances involved. Following repositioning, we may need to repair the equipment and pay equipment depots for storage until the equipment is re-leased. For our owned equipment these costs will directly reduce our income before taxes and for our managed equipment, lessee defaults will increase operating expenses, and thus reduce our management fee revenue. We maintain insurance to reimburse the Company and third-party investors for such customer defaults. The insurance agreements are subject to deductibles of up to $3.0 million per occurrence and have significant exclusions and, therefore, may not be sufficient to prevent us from suffering material losses. Additionally, the increase in claims made by the Company under such insurance agreements may result in such insurance not being available to us in the future on commercially reasonable terms, or at all.

Our level of indebtedness reduces our financial flexibility and could impede our ability to operate.

We have a significant amount of indebtedness and we intend to borrow additional amounts under our credit facilities to purchase equipment and make acquisitions and other investments. We expect that we will maintain a significant amount of indebtedness on an ongoing basis. Our borrowings of $235.0  million as of December 31, 2013 under our senior secured revolving credit facility are due and payable on March 15, 2018. On March 15, 2013, we increased the commitments under our senior secured revolving credit facility to a total maximum commitment of $760.0 million. Our ability to borrow amounts under this facility is restricted by certain borrowing conditions, including collateral and leverage ratio requirements. We have also borrowed a total of $284.3 million under three term loan agreements that we entered into with a number of banks. On June 7, 2012, we and our wholly-owned subsidiary, CAI Rail Inc., entered into a revolving credit agreement with a consortium of banks to finance the acquisition of railcars. As of December 31, 2013, the outstanding balance under this revolving credit facility was $54.5 million and the maximum credit commitment was $85.0 million. On September 13, 2012, we issued $103.0 million of 4.90% senior secured notes due September 13, 2022 to certain institutional investors.

On October 18, 2012, CAL Funding II Limited (CAL II), our wholly-owned indirect subsidiary, issued $171.0 million of 3.47% fixed rate asset-backed notes that mature in October 2027. The proceeds from the notes were used to pay down part of the borrowings under our senior secured revolving credit facility. On March 28, 2013, CAL II issued $229.0 million of 3.35% fixed rate asset-backed notes. The proceeds from the notes were used to pay down part of the borrowings under our term loan and partially pay down our senior revolving credit facility.

As of December 31, 2013, our total outstanding debt (including capital lease obligations and collateralized financing obligations) was $1,138.0 million. Interest expense on such debt will be $7.2 million per quarter for 2014, assuming floating interest rates remain consistent with those as of December 31, 2013, including amortized closing fees and unused commitment fees. There is no assurance that we will be able to refinance our outstanding indebtedness when it becomes due, or, if refinancing is available, that it can be obtained on terms that we can afford.

Our credit facilities require us to pay a variable rate of interest, which will increase or decrease based on variations in certain financial indexes, and fluctuations in interest rates can significantly decrease our profits. We do not have any hedge or similar contracts that would protect us against changes in interest rates.

The amount of our indebtedness could have important consequences for us, including the following:

•

requiring us to dedicate a substantial portion of our cash flow from operations to make payments on our debt, thereby reducing funds available for operations, future business opportunities and other purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•

making it more difficult for us to satisfy our debt obligations, and any failure to comply with such obligations, including financial and other restrictive covenants, could result in an event of default under the agreements governing such indebtedness, which could lead to, among other things, an acceleration of our indebtedness or foreclosure on the assets securing our indebtedness, which could have a material adverse effect on our business, financial condition, results of operations and cash flows;

•	making it difficult for us to pay dividends on our common stock;
•	placing us at a competitive disadvantage compared to our competitors having less debt;
•	limiting our ability to borrow additional funds, or to sell assets to raise funds, if needed, for working capital, capital expenditures, acquisitions or other purposes; and
•	increasing our vulnerability to general adverse economic and industry conditions, including changes in interest rates.

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

Our ability to make payments on and repay our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. As of December 31, 2013, our total outstanding debt (including capital lease obligations and collateralized financing obligations) was $1,138.0 million. Interest expense on such debt will be $7.2 million per quarter, assuming floating interest rates remain consistent with those at December 31, 2013, including amortized closing fees and unused commitment fees. These amounts will increase to the extent we borrow additional funds. It is possible that:

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

These restrictions could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities. A breach of any of these restrictions, including breach of financial covenants, could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and fees, to be immediately due and payable and proceed against any collateral securing that indebtedness, which will constitute substantially all of our equipment assets.

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

We derive a substantial portion of our revenue for each of our equipment leasing and equipment management segments from a limited number of equipment lessees and third-party investors, respectively. The loss of, or reduction in business by, any of these equipment lessees or third-party investors could result in a significant loss of revenue and cash flow.

We have derived, and believe that we will continue to derive, a significant portion of our revenue and cash flow from a limited number of equipment lessees and third-party investors. Our business comprises two reportable segments for financial statement reporting purposes: equipment leasing and equipment management. The operating results of each segment and details of our revenues for the years ended December 31, 2013, 2012 and 2011 are summarized in Note 15 to this Annual Report on Form 10-K. Revenue for our equipment leasing segment comes primarily from equipment lessees that lease equipment from our owned fleet. Revenue for our equipment management segment comes primarily from third-party investors that purchase portfolios of equipment and then pay us to manage the equipment for them.

Revenue from our ten largest lessees represented 58.8% of the revenue from our equipment leasing segment for the year ended December 31, 2013, with revenue from our single largest lessee accounting for 11.6%, or $23.8 million. This $23.8 million of revenue represented 11.2% of our total revenue for this period. As our business grows, we expect the proportion of revenue generated by our larger customers to continue to increase. The loss of such a customer would have a material adverse impact on our business, financial condition, results of operations and cash flows.

We do not distinguish between our owned fleet and our managed fleet when we enter into leases with container shipping lines. Accordingly, the largest lessees of our owned fleet are typically among the largest lessees of our managed fleet, and our management fee revenue is based in part on the number of managed equipment units on lease to equipment lessees. As a result, the loss of, or default by, any of our largest lessees could have a material adverse effect on the revenue for both our equipment leasing and equipment management segments. In addition, many of the management agreements with our third-party investors contain performance criteria, such as minimum per diem net income per unit or minimum utilization rates for the pool of equipment owned by the third-party investors. In the event we fail to meet one or more of these criteria in a management agreement, the independent investment arrangers who typically act on behalf of third-party investors may have the right to terminate the management agreement.

Consolidation and concentration in the container shipping industry could decrease the demand for leased containers.

We primarily lease containers to container shipping lines. We estimate that container shipping lines require approximately two TEUs of available containers for every TEU of capacity on their container ships. The container shipping lines have historically relied on a large number of leased containers to satisfy their needs. Consolidation of major container shipping lines could create efficiencies and decrease the demand that container shipping lines have for leased containers because they may be able to fulfill a larger portion of their needs through their owned container fleets. It could also create concentration of credit risk if the number of our container lessees decreases due to consolidation. Additionally, large container shipping lines with significant resources could choose to manufacture their own container, which would decrease their demand for leased containers and could have an adverse impact on our business, financial condition, results of operations and cash flows.

Changes in market price, availability or transportation costs of containers could adversely affect our ability to maintain our supply of containers.

We currently purchase almost all of our containers from manufacturers based in China. If it became more expensive for us to procure containers in China or to transport these units at a low cost from China to the locations where they are needed by our container lessees because of changes in exchange rates between the U.S. Dollar and Chinese Yuan, further consolidation among container suppliers, increased tariffs imposed by the United States or other governments or for any other reason, we may have to seek alternative sources of supply. While we are not currently dependent on any single current manufacturer of our containers, we may not be able to make alternative arrangements quickly enough to meet our container needs, and the alternative arrangements may increase our costs. The availability of containers depends significantly on the availability and cost of steel in China. If a shortage of steel develops either in China or worldwide, container manufacturers may not be able to meet our demand for new containers which would limit our ability to add new containers to our fleet.

Terrorist attacks, the threat of such attacks, piracy or the outbreak of war and hostilities could negatively impact our operations and profitability and may expose us to liability.

Terrorist attacks and the threat of such attacks have contributed to economic instability in the United States and elsewhere, and further acts or threats of terrorism, violence, war or hostilities could similarly affect world trade and the industries in which we and our equipment lessees operate. For example, worldwide containerized trade dramatically decreased in the immediate aftermath of the September 11, 2001 terrorist attacks in the United States, which affected demand for leased equipment. In addition, terrorist attacks, threats of terrorism, piracy or threats thereof, violence, war or hostilities may directly impact ports, depots, our facilities or those of our suppliers or equipment lessees and could impact our sales and our supply chain. A severe disruption to the worldwide ports system and flow of goods could result in a reduction in the level of international trade and lower demand for our equipment. We maintain liability insurance which in the aggregate provides coverage of up to $50.0 million that we believe would apply to claims arising from a terrorist attack, and our lease agreements require our lessees to indemnify us for all costs, liabilities and expenses arising out of the use of our equipment, including property damage to the equipment, damage to third-party property and personal injury. However, our lessees may not have adequate resources to honor their indemnity obligations and our insurance coverage is subject to large deductibles and significant exclusions. Accordingly, we may not be protected in all cases from liability (and expenses in defending against claims of liability) arising from a terrorist attack.

It is also possible that one of our containers could be involved in a terrorist attack. Although our lease agreements require our lessees to indemnify us against all damages arising out of the use of our containers, and we carry insurance to potentially offset any costs in the event that our customer indemnifications prove to be insufficient, our insurance does not cover certain types of terrorist attacks, and we may not be fully protected from liability of the reputational damage that could arise from a terrorist attack which utilizes one of our containers.

Our senior executives are critical to the success of our business and our inability to retain them or recruit new personnel could adversely affect our business.

Most of our senior executives and other management-level employees have over ten years of industry experience. We rely on this knowledge and experience in our strategic planning and in our day-to-day business operations. Our success depends in large part upon our ability to retain our senior management, the loss of one or more of whom could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our success also depends on our ability to retain our experienced sales force and technical personnel as well as recruiting new skilled sales, marketing and technical personnel. Competition for these individuals in our industry is intense and we may not be able to successfully recruit, train or retain qualified personnel. If we fail to retain and recruit the necessary personnel, our business and our ability to obtain new equipment lessees and provide acceptable levels of customer service could suffer.

We rely on our proprietary information technology system to conduct our business. If this system fails to adequately perform its functions, or if we experience an interruption in its operation, our business, results of operations and financial prospects could be adversely affected.

The efficient operation of our business is highly dependent on our proprietary information technology system. We rely on our system to track transactions, such as repair and depot charges and changes to book value, and movements associated with each of our owned or managed equipment units. We use the information provided by this system in our day-to-day business decisions in order to effectively manage our lease portfolio and improve customer service. We also rely on it for the accurate tracking of the performance of our managed fleet for each third-party investor. The failure of our system to perform as we expect could disrupt our business, adversely affect our financial condition, results of operations and cash flows and cause our relationships with lessees and third-party investors to suffer. In addition, our information technology system is vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, power loss and computer systems failures, unauthorized breach and viruses. Any such interruption could have a material adverse effect on our business, reputation, results of operations and financial prospects.

We face extensive competition in the  equipment  leasing industry.

We may be unable to compete favorably in the highly competitive equipment leasing and equipment management businesses. We compete with a number of major leasing companies, many smaller lessors, manufacturers of equipment, companies and financial institutions offering finance leases, promoters of equipment ownership and leasing as a tax-efficient investment, container shipping lines, which sometimes lease their excess container stocks, and suppliers of alternative types of containers for freight transport. Some of these competitors have greater financial resources and access to capital than we do. Additionally, some of these competitors may have large, underutilized inventories of equipment, which could lead to significant downward pressure on per diem rates, margins and prices of equipment.

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

Competition among equipment leasing companies depends upon many factors, including, among others, per diem rates; lease terms, including lease duration, drop-off restrictions and repair provisions; customer service; and the location, availability, quality and individual characteristics of equipment units. New entrants into the leasing business have been attracted by the high rate of containerized trade growth in recent years. New entrants may be willing to offer pricing or other terms that we are unwilling or unable to match. As a result, we may not be able to maintain a high utilization rate or achieve our growth plans.

Our entry into the railcar leasing business could have an adverse effect on our overall profitability if we do not succeed in this line of business.

As of December 31, 2013, we have invested $72.3 million in railcar assets. The railcar leasing business involves different customers, equipment, storage and handling facilities and other operating issues that are different from our traditional container leasing business. This business is competitive and dominated by well capitalized industry players. We cannot assure you that this business will be successful and profitable.

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

We are also subject to risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. These risks include:

•	regional or local economic downturns;
•	changes in governmental policy or regulation;
•	restrictions on the transfer of funds into or out of the countries in which we operate;
•	import and export duties and quotas;
•	value-added tax and other sales-type taxes which could result in additional costs to us if they are not properly collected or paid;
•	domestic and foreign customs and tariffs;
•	international incidents;
•	war, hostilities, terrorist attacks, piracy, or the threat of any of these events;
•	government instability;
•	nationalization of foreign assets;
•	government protectionism;
•	compliance with export controls, including those of the U.S. Department of Commerce;
•	compliance with import procedures and controls, including those of the U.S. Department of Homeland Security;
•	consequences from changes in tax laws, including tax laws pertaining to the container investors;
•	potential liabilities relating to foreign withholding taxes;
•	labor or other disruptions at key ports;
•	difficulty in staffing and managing widespread operations; and
•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions.

One or more of these factors could impair our current or future international operations and, as a result, harm our overall business, financial condition, results of operations and cash flows.

We may incur costs associated with new security regulations, which may adversely affect our business, financial condition and results of operations.

We may be subject to regulations promulgated in various countries, including the United States, seeking to protect the integrity of international commerce and prevent the use of equipment for international terrorism or other illicit activities. For example, the Container Security Initiative, the Customs-Trade Partnership Against Terrorism and Operation Safe Commerce are among the programs administered by the U.S. Department of Homeland Security that are designed to enhance security for cargo moving throughout the international transportation system by identifying existing vulnerabilities in the supply chain and developing improved methods for ensuring the security of containerized cargo entering and leaving the United States. Moreover, the International Convention for Safe Containers, 1972 (CSC), as amended, adopted by the International Maritime Organization, applies to new and existing containers and seeks to maintain a high level of safety of human life in the transport and handling of containers by providing uniform international safety regulations. As these regulations develop and change, we may incur compliance costs due to the acquisition of new, compliant equipment and/or the adaptation of existing equipment to meet new requirements imposed by such regulations. Additionally, certain companies are currently developing or may in the future develop products designed to enhance the security of equipment transported in international commerce. Regardless of the existence of current or future government regulations mandating the safety standards of intermodal shipping equipment, our competitors may adopt such products or our equipment lessees may require that we adopt such products. In responding to such market pressures, we may incur increased costs, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We operate in numerous tax jurisdictions. A taxing authority within any of these jurisdictions may challenge our operating structure which could result in additional taxes, interest and penalties that could materially impact our financial conditions and our future financial results.

We have implemented a number of structural changes with respect to our Company and its domestic and international subsidiaries in an effort to reduce our income tax obligations in countries in which we operate. There can be no assurance that our tax structure and the amount of taxes we pay in any of these countries will not be challenged by the taxing authorities in the countries in which we operate. If the tax authorities challenge our tax positions or the amount of taxes paid for the purchase, lease or sale of equipment in each jurisdiction in which we operate, we could incur substantial expenses associated with defending our tax position as well as expenses associated with the payment of any additional taxes, penalties and interest that may be imposed on us. The payment of these amounts could have an adverse material effect on our business, financial condition, results of operations and cash flows.

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

A testing procedure has been developed and approved by the International Institute of Container Lessors to determine whether counterfeit gas has been used to service a refrigeration machine. These tests are carried out on our refrigeration machines when they are off-hired and returned to a depot.  If such tests are not proven safe and effective or if the use of such counterfeit and improper refrigerant is more widespread than currently believed, the value of our refrigerated container fleet and our ability to lease refrigerated containers could be materially impaired and could therefore have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may face litigation involving our management of equipment  for third-party investors.

We manage equipment for third-party investors under management agreements that are negotiated with each third-party investor. We make no assurances to third-party investors that they will make any amount of profit on their investment or that our management activities will result in any particular level of income or return of their initial capital. Although our management agreements contain contractual protections and indemnities that are designed to limit our exposure to litigation relating to these investments, such provisions may not be effective and we may be subject to a significant loss in a successful litigation by a third-party investor.

Our 80 percent ownership in CAIJ, Inc., a container investment arranger and advisor focused on arranging container investments with Japanese investors, may subject us to material litigation risks and damage to our professional reputation as a result of litigation allegations and negative publicity.

CAIJ, Inc. (CAIJ) was formed and began operation in 2007 for the purpose of arranging investments in our containers with Japanese investors. CAIJ has arranged a significant amount of investments and we expect that CAIJ will arrange more container investments in the future. Because we are the seller and manager of the containers that will be sold to investors on whose behalf CAIJ acts as an arranger and advisor, there is an inherent conflict of interest between us, CAIJ and the investors. We disclose this inherent conflict of interest to third-party investors prior to any sale to them, but we do not provide them with any assurances that they will realize a specific or any investment return on the containers purchased from, and managed by, us. In the event that these third-party investors realize losses on their investments or believe that the returns on their investments are lower than expected, they may make claims, including bringing lawsuits, against CAIJ or us for our alleged failure to act in their best interests. Any such claims could result in the payment of legal expenses and damages and also damage our reputation with third-party investors and potential third-party investors and materially and adversely affect our business, financial condition, results of operations and cash flows.

Certain liens may arise on our equipment.

Depot operators, repairmen and transporters may come into possession of our equipment from time to time and have sums due to them from the lessees or sub-lessees of the equipment. In the event of nonpayment of those charges by the lessees or sub-lessees, we may be delayed in, or entirely barred from, repossessing the equipment, or be required to make payments or incur expenses to discharge liens on our equipment.

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

In May 2013, after considering constituents’ comments, the FASB issued a revised exposure draft, Accounting Standards Update, Leases (Topic 842): a revision of the 2010 proposed Accounting Standards Update, Leases (Topic 840). The objective of the revised ED is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information. The revised ED does not specify an effective date and the Boards will consider feedback they receive before determining one. In January 2014, the FASB and IASB began their redeliberations of the proposals included in the May 2013 ED with an emphasis on (1) lessor accounting model, (2) accounting for “Type A” leases by lessors, (3) lessee accounting model and (4) lessee small-ticket leases. No decisions have been reached to date.

While there is no specific effective date on the ED, it will likely not be before 2017. If there are future changes in GAAP with regard to how we and our customers must account for leases, it could change the way we and our customers conduct our businesses. As a result, we are unable to determine how the proposed changes could affect our business, but they could have an adverse effect on our financial condition, results of operations and cash flows.

Fluctuations in foreign exchange rates could reduce our profitability.

Most of our revenues and costs are billed in U.S. dollars. Our operations and used equipment sales in locations outside of the U.S. have some exposure to foreign currency fluctuations, and trade growth and the direction of trade flows can be influenced by large changes in relative currency values. In addition, most of our equipment fleet is manufactured in China. Although the purchase price is in U.S. dollars, our manufacturers pay labor and other costs in the local currency, the Chinese yuan. To the extent that our manufacturers’ costs increase due to changes in the valuation of the Chinese yuan, the dollar price we pay for equipment could be affected. Adverse or large exchange rate fluctuations may negatively affect our financial condition, results of operations and cash flows.

Risks Related to our Stock

Our stock price has been volatile and may remain volatile.

The trading price of our common stock may be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, new products or services by us or our competitors, general conditions in the shipping industry and the intermodal equipment sales and leasing markets, changes in earnings estimates by analysts, or other events or factors which may or may not be under our control. Broad market fluctuations may adversely affect the market price of our common stock. Since the initial public offering of our stock at $15.00 per share on May 16, 2007, the market price of our stock has fluctuated significantly from a high of $30.28  per share to a low of $2.12 per share through  February 21, 2014. Since the trading volume on our stock is modest on a daily basis, shareholders may experience difficulties in liquidating our stock. Factors affecting the trading price of our common stock may include:

•	variations in our financial results;
•	changes in financial estimates or investment recommendations by any securities analysts following our business;
•	the public’s response to our press releases, our other public announcements and our filings with the SEC;
•	our ability to successfully execute our business plan;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	future sales of common stock by us or our directors, officers or significant stockholders or the perception such sales may occur;
•	our ability to achieve operating results consistent with securities analysts’ projections;
•	the operating and stock price performance of other companies that investors may deem comparable to us;
•	recruitment or departure of key personnel;
•	our ability to timely address changing equipment lessee and third-party investor preferences;
•	equipment market and industry factors;
•	general stock market conditions; and
•	other events or factors, including those resulting from war, incidents of terrorism or responses to such events.

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

A substantial number of shares of our common stock held by our current stockholders could be sold into the public market at any time. In addition, the perception of, or actual sale of, new shares by us may materially and adversely affect our stock price and could impair our ability to obtain future capital through an offering of equity securities.

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

Based upon beneficial ownership as of December 31, 2013, Mr. Ogawa beneficially owns 24.1% of our outstanding common stock. As a result, he may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, he may have the ability to control the management and affairs of our company. Mr. Ogawa may have interests that are different from yours. For example, he may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of us or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock. In addition, as Chairman of our Board of Directors, Mr. Ogawa may influence decisions to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

Office Locations.  As of December 31, 2013, we operated our business in 16 offices in 12 different countries including the U.S. We have three offices in the U.S. including our headquarters in San Francisco, California. We have 13 offices outside the U.S., including offices operated by third party corporate service providers in Bermuda and Luxembourg.  In addition, we have agents in Asia, Europe, South Africa, Australia and South America. Each of our offices is used for both our equipment leasing and equipment management segments, except for our office in Delmenhorst, Germany which is used only for equipment leasing operations. All of our offices, except those operated by third party corporate service providers, are leased.

The following table summarizes our office locations as of December 31, 2013:

Office Locations – U.S.

San Francisco, CA (Headquarters)

Charleston, SC

Florham Park, NJ

Office Locations – International

Brentwood, United Kingdom

St. Michael, Barbados

Antwerp, Belgium

Hong Kong

Singapore

Delmenhorst, Germany

Hamburg, Germany

Tokyo, Japan (two offices)

Kuala Lumpur, Malaysia

Taipei, Taiwan

Luxembourg

Hamilton, Bermuda

ITEM  3.LEGAL PROCEEDINGS

From time to time we may become a party to litigation matters arising in connection with the normal course of our business, including in connection with enforcing our rights under our leases. While we cannot predict the outcome of these matters, in the opinion of our management, any liability arising from these matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows. Nevertheless, unexpected adverse future events, such as an unforeseen development in our existing proceedings, a significant increase in the number of new cases or changes in our current insurance arrangements could result in liabilities that have a material adverse impact on our business, financial condition, results of operations or cash flows. We are currently not party to any material legal proceedings which are material to our business, financial condition, results of operations or cash flows.

ITEM  4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM  5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “CAP.” The following table reflects the range of high and low sales prices of our common stock, as reported on the NYSE in each quarter of the years ended December 31, 2013 and 2012:

	High	Low

2013:
Fourth Quarter	$24.97	$21.20
Third Quarter	$24.24	$20.00
Second Quarter	$30.28	$23.38
First Quarter	$30.03	$21.88

2012:
Fourth Quarter	$23.55	$18.90
Third Quarter	$21.99	$18.96
Second Quarter	$21.90	$17.01
First Quarter	$20.65	$15.17

As of January 31, 2014, there were  31 registered holders of record of the common stock and 6,448 beneficial holders, based on information obtained from our transfer agent.

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

Performance Graph

The graph below compares cumulative shareholder returns on our common stock as compared with the Russell 2000 Stock Index and the Dow Jones Transportation Stock Index for the period from December 31, 2008 to December 31, 2013. The graph assumes an investment of $100 as of December 31, 2008. The stock performance shown on the performance graph below is not necessarily indicative of future performance.

		Returns as of December 31,
Company/Index	Dec. 31, 2008	2009	2010	2011	2012	2013

CAI International, Inc.	$100	$285	$618	$488	$692	$744
Russell 2000 Index	100	125	157	148	170	233
Dow Jones Transportation Index	100	116	144	142	150	209

ITEM 6.SELECTED FINANCIAL DATA

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

Consolidated Statement of Operations Data

	Year Ended December 31,
	2013	2012	2011	2010	2009
(Dollars in thousands, except per share data)

Revenue
Rental revenue	$196,591	$152,982	$106,694	$64,892	$53,747
Management fee revenue	7,866	12,094	12,957	10,348	8,546
Gain on sale of equipment portfolios	-	1,256	2,345	614	753
Finance lease income	7,948	7,593	3,710	2,045	2,218
Total revenue	212,405	173,925	125,706	77,899	65,264

Operating expenses
Depreciation of rental equipment	67,109	48,352	33,633	20,807	17,226
Amortization of intangible assets	780	902	1,254	1,377	1,566
Gain on disposition of used rental equipment	(7,356)	(12,445)	(13,374)	(9,112)	(3,626)
Storage, handling and other expenses	19,257	9,402	5,513	6,170	8,717
Marketing, general and administrative expenses	23,848	24,658	21,009	21,218	18,848
Restructuring charges	-	-	-	-	972
Loss (gain) on foreign exchange	82	170	(354)	513	(215)
Total operating expenses	103,720	71,039	47,681	40,973	43,488

Operating income	108,685	102,886	78,025	36,926	21,776
Net interest expense	37,108	28,787	16,127	5,169	4,301

Net income before income taxes and non-controlling interest	71,577	74,099	61,898	31,757	17,475
Income tax expense	7,057	9,818	11,084	3,555	3,919

Net income	64,520	64,281	50,814	28,202	13,556
Net income attributable to non-controlling interest	(594)	(816)	(625)	181	-
Net income attributable to CAI common stockholders	$63,926	$63,465	$50,189	$28,383	$13,556

Net income per share attributable to CAI common stockholders
Basic	$2.89	$3.26	$2.60	$1.58	$0.76
Diluted	$2.82	$3.18	$2.55	$1.56	$0.76

Weighted average shares outstanding
Basic	22,157	19,495	19,295	17,974	17,902
Diluted	22,672	19,945	19,693	18,203	17,902

Other Financial Data
EBITDA (unaudited)(1)	$176,502	$151,821	$112,732	$59,548	$40,794
Adjusted EBITDA (unaudited)(1)	188,831	160,579	118,812	64,881	46,326
Purchase of equipment	312,144	524,354	491,780	204,565	31,284
Net proceeds from sale of equipment portfolios	-	10,320	24,886	12,367	5,840

Consolidated Balance Sheet Data

	As of December 31,
	2013	2012	2011	2010	2009
(Dollars in thousands)

Cash	$54,994 *	$22,047 *	$14,677 *	$14,393	$14,492
Rental equipment, net	1,465,092	1,210,234	841,847	530,939	299,340
Net investment in direct finance leases	81,208	85,554	37,749	11,834	12,620
Total assets	1,675,589	1,387,941	953,368	613,452	374,083
Debt	1,137,995	957,360	621,050	260,547	182,395
Total liabilities	1,260,463	1,041,096	704,632	415,778	244,985
Total CAI stockholders' equity	414,532	346,845	230,036	179,599	129,098
*Includes restricted cash of $9,253, $4,376 and $599 at
December 31, 2013, 2012 and 2011, respectively.

Selected Operating Data (unaudited):
Owned container fleet in TEUs (2)	860,729	704,417	470,401	347,973	235,082
Managed container fleet in TEUs (2)	283,725	359,133	458,254	478,608	507,681
	1,144,454	1,063,550	928,655	826,581	742,763

Owned container fleet in CEUs (3)	903,713	745,966	491,076	338,028	219,684
Managed container fleet in CEUs (3)	262,071	331,017	414,475	425,913	452,672
	1,165,784	1,076,983	905,551	763,941	672,356

Owned railcar fleet in units (4)	1,804	1,456	-	-	-

Percentage of on-lease container fleet on long-term leases (5)	74.9%	70.5%	78.7%	75.8%	75.7%
Percentage of on-lease container fleet on short-term leases (5)	20.3%	23.4%	17.4%	21.7%	21.5%
Percentage of on-lease container fleet on finance leases (5)	4.8%	6.1%	3.9%	2.5%	2.8%
	100.0%	100.0%	100.0%	100.0%	100.0%

Average container fleet utilization in TEUs (6)	91.8%	94.2%	97.6%	94.8%	82.2%
Average container fleet utilization in CEUs (7)	92.7%	94.7%	97.8%	94.6%	83.9%

(1)

EBITDA is defined as net income before interest, income taxes, depreciation and amortization of intangible assets. Adjusted EBITDA is EBITDA plus principal payments from direct finance leases (DFL). We believe adjusted EBITDA is helpful in understanding our past financial performance as a supplement to net income and other performance measures calculated in conformity with accounting principles generally accepted in the United States (GAAP). Our management believes that adjusted EBITDA is useful to investors in evaluating our operating performance because it provides a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies in our industry. EBITDA and adjusted EBITDA have limitations as analytical tools, which you should not consider in isolation or as substitutes for any measure reported under GAAP. Adjusted EBITDA’s usefulness as a performance measure as compared to net income is limited by the fact that EBITDA excludes the impact of interest expense, depreciation and amortization expense and taxes, and additionally excludes principal payments from DFL in the case of adjusted EBITDA. We borrow money in order to finance our operations; therefore, interest expense is a necessary element of our costs and ability to generate revenue. Similarly, our use of capital assets makes depreciation and amortization expense a necessary element of our costs and ability to generate income. In addition, since we are subject to state and federal income taxes, any measure that excludes tax expense has material limitations. Moreover, adjusted EBITDA is not calculated identically by all companies; therefore our presentation of adjusted EBITDA may not be comparable to similarly titled measures of other companies. Due to these limitations, we use adjusted EBITDA as a measure of performance only in conjunction with GAAP measures of performance, such as net income.

The following table provides a reconciliation of EBITDA and adjusted EBITDA to net income, the most comparable performance measure under GAAP (in thousands):

	Year Ended December 31,
	2013	2012	2011	2010	2009

Net income attributable to CAI common stockholders	$63,926	$63,465	$50,189	$28,383	$13,556
Net interest expense	37,108	28,787	16,127	5,169	4,301
Depreciation	67,631	48,849	34,078	21,064	17,452
Amortization of intangible assets	780	902	1,254	1,377	1,566
Income tax expense	7,057	9,818	11,084	3,555	3,919
EBITDA	176,502	151,821	112,732	59,548	40,794
Principal payments from direct finance leases	12,329	8,758	6,080	5,333	5,532
Adjusted EBITDA	$188,831	$160,579	$118,812	$64,881	$46,326

(2)

Reflects the total number of TEUs in our managed or owned equipment fleet, as applicable, as of the end of the period indicated, including units held for sale and units we have purchased but held at the manufacturer.

(3)

Reflects the total number of CEUs in our managed or owned equipment fleet, as applicable, as of the end of the period indicated, including units held for sale and units we have purchased but held at the manufacturer.

(4)	As of December 31, 2013, our railcar fleet had a utilization rate of 97.1%.
(5)

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

(6)

Reflects the average number of TEUs in our equipment fleet on lease as a percentage of total TEUs available for lease. In calculating TEUs available for lease, we exclude units for sale and units held at the manufacturer that we have  purchased.

(7)

Reflects the average number of CEUs in our equipment fleet on lease as a percentage of total CEUs available for lease. In calculating CEUs available for lease, we exclude units for sale and units held at the manufacturer that we have purchased.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are one of the world’s leading equipment leasing and management companies. We purchase equipment,  which we lease primarily to container shipping lines, freight forwarders and others and either retain as part of our owned fleet or sell to third-party investors for whom we then provide management services. In operating our fleet, we lease, re-lease and dispose of equipment and contract for the repair, repositioning and storage of equipment.  As of December 31, 2013, our container fleet comprised 1,144,454 TEUs, 75.2% of which represented our owned fleet and 24.8% of which represented our managed fleet.  In addition, we also own 1,804  railcars, which we lease within North America primarily to railroad transport companies.

Our business comprises two reportable segments for financial statement reporting purposes – equipment leasing and equipment management. Our equipment leasing segment revenue comprises rental revenue and finance lease income from our owned fleet, and our equipment management segment revenue comprises gain on sale of equipment portfolios and management fee revenue for managing equipment for third-party investors.

Our equipment rental revenue depends primarily upon a combination of: (1) the number of units in our owned fleet; (2) the utilization level of equipment in our owned fleet; and (3) the per diem rates charged under each equipment lease. The same factors in our managed fleet affect the amount of our management fee revenue. The number of TEUs in our fleet varies over time as we purchase new equipment based on prevailing market conditions during the year, sell portfolios of equipment to third-party investors and sell used equipment to parties in the secondary resale market.

Our net income will fluctuate based, in part, upon changes in the proportion of our revenue from our two segments. We incur significantly lower operating expenses in connection with the revenues from our equipment management segment, compared to the operating expenses associated with revenues from our equipment leasing segment. In particular, we recognize an insignificant amount of operating expense in connection with our gain on sale of equipment portfolios in our equipment management segment. As a result, a change in the amount of revenue in our equipment management segment derived from the gain on sale of equipment portfolios will typically have a disproportionately larger impact on our net income than an equal change in the amount of revenue from our equipment leasing segment.

Key Metrics

Utilization. We measure container utilization on the basis of the average number of TEUs and CEUs on lease expressed as a percentage of our total container fleet available for lease. We calculate TEUs and CEUs available for lease by excluding containers that have been manufactured for us but have not been delivered and containers designated as held-for-sale units. Our utilization is primarily driven by the overall level of equipment demand, the location of our available equipment and the quality of our relationships with equipment lessees. The location of available equipment is critical because equipment available in high-demand locations is more readily leased and is typically leased on more favorable terms than equipment available in low-demand locations.

The equipment leasing market is highly competitive. As such, our relationships with our equipment lessees are important to ensure that container shipping lines continue to select us as one of their providers of leased equipment.  Our average container fleet utilization rate in TEUs for the year ended December 31, 2013 was 91.8% compared to 94.2% and 97.6% for the years ended December 31, 2012 and 2011, respectively. Our average container fleet utilization rate in CEUs for the year ended December 31, 2013 was 92.7% compared to 94.7%  and 97.8% for the years ended December 31, 2012 and 2011, respectively. The decrease in our average fleet utilization from 2011  was primarily attributable to slower growth in world trade and an increase in the supply of equipment. Our utilization rate may increase or decrease depending on future global economic conditions and the additional supply of new equipment.
Per Diem Rates. The per diem rate for a lease is set at the time we enter into a lease agreement. Our long-term per diem rate has historically been strongly influenced by new equipment pricing, interest rates, the balance of supply and demand for equipment at a particular time and location, our estimate of the residual value of the equipment at the end of the lease, the type and age of the equipment being leased, purchasing activities of equipment by container shipping lines and efficiencies in container utilization by container shipping lines. The overall average per diem rates for equipment in our owned fleet and in the portfolios of equipment comprising our managed fleet do not change significantly in response to changes in new equipment prices because existing lease agreements can only be re-priced upon the expiration of the lease.

Revenue

Our revenue comprises rental revenue, management fee revenue, gain on sale of equipment portfolios and finance lease income.

Rental Revenue. We generate rental revenue by leasing our owned equipment primarily to container shipping lines.   Approximately  96% of our rental revenue is derived from rental of equipment.  Equipment rental revenue comprises monthly lease payments due under the lease agreements together with payments for other charges set forth in the leases, such as handling fees, drop-off charges and repair charges.

Management Fee Revenue. Management fee revenue is generated by our management services, which include the leasing, re-leasing, repair, repositioning, storage and disposition of equipment. We provide these management services pursuant to management agreements with third-party investors that purchase portfolios of equipment from us. Under these agreements, which have multiple year terms, we earn fees for the management of the equipment and a commission, or a managed units’ sales fee, upon disposition of equipment under management. Our management fees are calculated as a percentage of net operating income for each managed unit, which is calculated as the lease payment and any other revenue attributable to a specific unit owned by the third-party investor under a lease, minus operating expenses related to the unit, excluding the third-party investor’s depreciation and financing expense. The management fee percentage varies based upon the type of lease and the terms of the management agreement. Management fee percentages for long-term leases are generally lower than management fee percentages for short-term leases because less management time is required to manage long-term leases. Managed units’ sales fees are equal to a fixed dollar amount or based upon a percentage of the sales price.

Gain on Sale of Equipment Portfolios. Gain on sale of equipment portfolios is generated when we sell equipment, most of which are on lease at the time of sale, to third-party investors. Historically, we have entered into management agreements with third-party investors to manage portfolios of equipment that we have sold to them. The amount of revenue we recognize on these sales of equipment is equal to the difference between the cash we receive from third-party investors and the net book value of the equipment sold. We rely upon our borrowing capacity under our credit facilities for the flexibility to hold equipment until we sell them to third-party investors. We have historically been able to sell leased equipment to third-party investors at a gain, and we have typically recognized higher revenue from gain on sale of equipment portfolios in periods of rising equipment prices. Because we enter into firm purchase orders for equipment before we find lessees for the equipment, there is a risk that the time necessary to lease the equipment may be longer than we anticipate or that the price that third-party investors are willing to pay for portfolios of equipment may decline before we take delivery.

Finance Lease Income. A small percentage of our total fleet is subject to finance leases. Under a finance lease, the lessee’s payment consists of principal and interest components. The interest component is recognized as finance lease income. Lessees under our finance leases have the substantive risks and rewards of equipment ownership and may have the option to purchase the equipment at the end of the lease term for a nominal amount.

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

Storage, handling and other expenses are operating costs of our owned fleet. Storage and handling expenses occur when lessees drop off equipment at depots at the end of a lease. Storage and handling expenses vary significantly by location. Other expenses include repair expenses, which are the result of normal wear and tear on the equipment, and repositioning expenses, which are incurred when we contract to move equipment from locations where our inventories exceed actual or expected demand to locations with higher demand. Storage, handling and other expenses are directly related to the number of units in our owned fleet and inversely related to our utilization rate for those units: as utilization increases, we typically have lower storage, handling and repositioning expenses.

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

Results of Operations

The following table summarizes our results of operations for the three years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenue
Rental revenue	$196,591	$152,982	$106,694
Management fee revenue	7,866	12,094	12,957
Gain on sale of equipment portfolios	-	1,256	2,345
Finance lease income	7,948	7,593	3,710
Total revenue	212,405	173,925	125,706
Operating expenses
Depreciation of rental equipment	67,109	48,352	33,633
Amortization of intangible assets	780	902	1,254
Gain on disposition of used rental equipment	(7,356)	(12,445)	(13,374)
Storage, handling and other expenses	19,257	9,402	5,513
Marketing, general and administrative expenses	23,848	24,658	21,009
Loss (gain) on foreign exchange	82	170	(354)
Total operating expenses	103,720	71,039	47,681

Operating income	108,685	102,886	78,025
Net interest expense	37,108	28,787	16,127

Net income before income taxes and non-controlling interest	71,577	74,099	61,898
Income tax expense	7,057	9,818	11,084

Net income	64,520	64,281	50,814
Net income attributable to non-controlling interest	(594)	(816)	(625)
Net income attributable to CAI common stockholders	$63,926	$63,465	$50,189

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenue. The above table shows the composition of our revenue. The following discussion explains the significant changes in the composition of our total revenue for the year ended December 31, 2013 compared to the year ended December 31, 2012:

Rental Revenue. Rental revenue increased $43.6 million, or 29%, to $196.6 million for the year ended December 31, 2013, from $153.0 million for the year ended December 31, 2012. This was primarily due to a $49.7 million increase in rental revenue attributable to a 36% increase in the average number of TEUs of owned containers on lease and  a $4.2 million increase in CAI Rail revenue as a result of entering into additional rail business during 2013, partly offset by a $12.0 million decrease in revenue resulting from an 8% decrease in average container per diem rental rates. We made investments in containers during the year ended December 31, 2013 which increased the average size of the owned fleet by 41%, although the impact on rental revenue was partially offset by a reduction in the utilization of our owned fleet from 96.6% in the year ended December 31, 2012 to 93.2% in the year ended December 31, 2013. The reduction in average container per diem rental rates is primarily a result of our significant investment in used containers during the last twelve months through sale and leaseback transactions and the acquisition of container portfolios from our managed fleet. Used containers are purchased at a lower price, and command a lower per diem rental rate, than new containers. Approximately 40% of our investment in containers during the last twelve months was in used containers.

Management Fee Revenue. Management fee revenue for the year ended December 31, 2013 was $7.9 million, a decrease of $4.2 million, or 35%, from $12.1 million for the year ended December 31, 2012. The decrease was primarily due to a 34% reduction in the size of the on-lease managed container fleet as a result of our purchase of previously managed container portfolios.

The size of our managed fleet has decreased in the past several years as market conditions have favored the purchase of container portfolios from our managed container fleet rather than establishing new portfolios. We continue to believe that the management of equipment for third party investors is beneficial to our company and we will continue to pursue those opportunities. At the same time, based on market conditions, we will continue to pursue the purchase of container portfolios if attractive opportunities present themselves. Consequently, market conditions will dictate whether there will be net additions or subtractions from our managed fleet.

Gain on Sale of Equipment Portfolios.  There was no gain on sale of equipment portfolios for the year ended December 31, 2013, compared to a $1.3 million gain for the year ended December 31, 2012. We did not sell any equipment to investors during the year ended December 31, 2013.

Finance Lease Income. Finance lease income increased by $0.4 million, or 5%, to $7.9 million during the year ended December 31, 2013, from $7.6 million during the year ended December 31, 2012. The increase was primarily attributable to new finance lease contracts entered into during 2013, offset by the reclassification of certain leases from finance to operating at the end of the second quarter of 2013.

Expenses.  The following discussion explains the significant changes in expenses for the year ended December 31, 2013 compared to the year ended December 31, 2012:

Depreciation of Rental Equipment. Depreciation of rental equipment increased by $18.8 million, or 39%, to $67.1 million for the year ended December 31, 2013, from $48.4 million for the year ended December 31, 2012. This increase was primarily attributable to a 41% increase in the size of our owned container fleet, and an increase of $1.1 million in depreciation attributable to CAI Rail.

Amortization of Intangible Assets.  Amortization of intangible assets decreased $0.1 million, or 14%, to $0.8 million for the year ended December 31, 2013, from $0.9 million for the year ended December 31, 2012. The decrease was due to certain intangible assets that became fully amortized during the third quarter of 2013.

Gain on Disposition of Used Rental Equipment. Gain on sale of used rental equipment decreased $5.1 million to $7.4 million for the year ended December 31, 2013, a 41% decrease from a gain of $12.4 million for the year ended December 31, 2012.  We sold more used containers at a lower average price and margin during the year ended December 31, 2013 compared to the year ended December 31, 2012.

Storage, Handling and Other Expenses. Storage, handling and other expenses increased by $9.9 million, or 105%, to $19.3 million for the year ended December 31, 2013, from $9.4 million for the year ended December 31, 2012.  The increase in the size of our owned container fleet and a 3 percentage point decrease in utilization of our owned containers have resulted in an increase in the number of containers in storage during the year ended December 31, 2013 leading to higher storage, handling, and other related charges. We also incurred an increase of $1.1 million in repair and maintenance costs related to our rail business in the year ended December 31, 2013.

Marketing, General and Administrative Expense. MG&A expense decreased by $0.8 million, or 3%, to $23.8 million for the year ended December 31, 2013, from $24.7 million for the year ended December 31, 2012. The decrease was primarily due to a $0.8 million decrease in personnel related costs.

Loss (Gain) on Foreign Exchange. We recorded a loss of $0.1 million on foreign exchange transactions for the year ended December 31, 2013 compared to a loss of $0.2 million during the year ended December 31, 2012.  Gains and losses on foreign currency primarily occur when foreign denominated financial assets and liabilities are either settled or remeasured in U.S. dollars. The loss on foreign exchange for the year ended December 31, 2013 was primarily the result of movements in the U.S. dollar exchange rate against the Euro.

Net Interest Expense. Net interest expense of $37.1 million for the year ended December 31, 2013 increased $8.3 million, or 29%, from $28.9 million for the year ended December 31, 2012. The increase in net interest expense was due primarily to an increase in the average principal balance of our debt and the write-off of $1.1 million of prepaid financing costs as a result of a number of refinancing arrangements that we completed during the first quarter of 2013.

Income Tax Expense. Income tax expense of $7.1 million for the year ended December 31, 2013 decreased $2.8 million from $9.8 million for the year ended December 31, 2012. The effective tax rate for the year ended December 31, 2013 was 9.9% compared to an effective tax rate of 13.2% for the year ended December 31, 2012. The proportion of our on-lease owned fleet owned by subsidiary companies in Barbados and Bermuda, where income tax rates are lower than in the U.S., increased from approximately 86% in the year ended December 31, 2012 to 90% in the year ended December 31, 2013. The increase in the proportion of the fleet owned by our international subsidiaries has led to a corresponding increase in the proportion of pretax income generated in lower tax jurisdictions, resulting in a decrease in the effective tax rate. Note 9 of to our consolidated financial statements included in this Annual Report on Form 10-K includes a reconciliation between the tax expense calculated at the statutory U.S. income tax rate and the actual tax expense for the years ended December 31, 2013 and 2012. Foreign tax differentials for those years of $19.0 million and $17.3 million, respectively, are the primary reasons for the effective tax rates in both years being below the statutory U.S. rate.

Segment Information

The following table summarizes our results of operations for each of our business segments for the years ended December 31, 2013 and 2012 (dollars in thousands):

	Year Ended
	December 31,		Change
	2013	2012	Amount	Percent
Equipment Leasing
Total revenue	$204,539	$160,575	$43,964	27%
Operating expenses	100,906	64,286	36,620	57
Net interest expense	37,113	28,796	8,317	29
Net income before income taxes and non-controlling
interest attributable to segment	$66,520	$67,493	$(973)	(1)
Equipment Management
Total revenue	$7,866	$13,350	$(5,484)	(41)%
Operating expenses	2,814	6,753	(3,939)	(58)
Net income before income taxes and non-controlling
interest attributable to segment	$5,052	$6,597	$(1,545)	(23)

Equipment Leasing. Total revenue from our equipment leasing segment increased $44.0 million, or 27%, to $204.5 million for the year ended December 31, 2013 from $160.6 million for the year ended December 31, 2012. The increase was primarily due to an increase in the number of owned containers on lease and increased revenue derived from CAI Rail’s operations, partly offset by a reduction in owned fleet utilization and average container per diem rental rates, as described above.

Total operating expenses for the equipment leasing segment for December 31, 2013 increased $36.6 million, or 57%, to $100.9 million, from $64.3 million for the year ended December 31, 2012. The increase was primarily attributable to higher depreciation expense resulting from the increase in the amount of owned equipment, increase in storage, handling and other container related expenses as a result of a decrease in utilization, and lower gain on disposition of used rental equipment.

Interest expense for the year ended December 31, 2013 increased $8.3 million, or 29%, to $37.1 million compared to $28.8 million for the year ended December 31, 2012. The increase in interest expense was primarily due to the increase in our average debt balance as we continued to increase our borrowings to finance our acquisition of additional rental equipment, and the write-off of $1.1 million of prepaid financing costs.

Equipment Management. Total revenue of $7.9 million from our equipment management segment for the year ended December 31, 2013 decreased $5.5 million, or 41%, from $13.4 million for the year ended December 31, 2012. The decrease in management fee revenue was primarily attributable to a 34% decrease in the size of our on-lease managed container fleet as a result of our purchase of previously managed container portfolios.

Total operating expenses for the equipment management segment decreased $3.9 million, or 58%, to $2.8 million for the year ended December 31, 2013, from $6.8 million for the year ended December 31, 2012 as a result of the reduction of MG&A expense allocated to the segment due to a decrease in the proportion of managed TEUs in the total fleet during 2013.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenue. The following discussion explains the significant changes in the composition of our total revenue for the year ended December 31, 2012 compared to the year ended December 31, 2011:

Rental Revenue. Rental revenue increased $46.3 million, or 43%, to $153.0 million for the year ended December 31, 2012, from $106.7 million for the year ended December 31, 2011. This was primarily due to a $46.9 million increase in rental revenue attributable to a 44% increase in the average number of TEUs of owned containers on lease and $3.0 million of revenue from the lease of railcars by CAI Rail, a business that commenced operations in 2012. We made investments in containers during the year ended December 31, 2012, which increased the average size of the owned fleet by 46%, although the impact on rental revenue was partially offset by a reduction in the average utilization of our owned fleet from 97.0% in the year ended December 31, 2011 to 96.6% in the year ended December 31, 2012. The increase in rental revenue was partially offset by a $6.1 million decrease in rental revenue which resulted from a 6% decrease in average per diem rental rates during 2012.  This is primarily a result of significant investment in used containers during 2012 through sale and leaseback transactions and the acquisition of container portfolios from our managed fleet. Used containers are purchased at a lower price, and command a lower per diem rate, than new containers. Approximately 52% of our investment in containers during 2012 was in used containers, compared to 48% investment in new containers.

Management Fee Revenue. Management fee revenue for the year ended December 31, 2012 was $12.1 million, a decrease of $0.9 million, or 7%, from $13.0 million for the year ended December 31, 2011. The decrease was primarily due to a 14% reduction in the size of the average on-lease managed container fleet due to our purchase of previously managed container portfolios, which resulted in a decrease to management fee revenue of approximately $2.0 million, partially offset by a $1.1 million increase in arrangement fees. Arrangement fees are earned from third party investors as a result of transactions in our managed fleet, including the addition of new, and the restructuring of existing, container portfolios; more such activity occurred in the year ended December 31, 2012 than in the prior year.

Gain on Sale of Equipment Portfolios. Gain on sale of equipment portfolios decreased $1.1 million to $1.3 million for the year ended December 31, 2012, a 46% decrease from a gain of $2.3 million for the year ended December 31, 2011. The decrease was due primarily to fewer containers sold to investors during the year ended December 31, 2012 compared to the year ended December 31, 2011.

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

Segment Information

The following table summarizes the results of operations for each of our business segments for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended
	December 31,		Change
	2012	2011	Amount	Percent
Equipment Leasing
Total revenue	$160,575	$110,404	$50,171	45%
Operating expenses	64,286	40,455	23,831	59
Net interest expense	28,796	16,139	12,657	78
Net income before income taxes and non-controlling
interest attributable to segment	$67,493	$53,810	$13,683	25
Equipment Management
Total revenue	$13,350	$15,302	$(1,952)	(13)%
Operating expenses	6,753	7,226	(473)	(7)
Net income before income taxes and non-controlling
interest attributable to segment	$6,597	$8,076	$(1,479)	(18)

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

Equipment Management. Total revenue of $13.4 million from our equipment management segment for the year ended December 31, 2012 decreased $1.9 million, or 13%, from  $15.3 million for the year ended December 31, 2011, mainly as a result of decreases in management fee revenue and gain on sale of equipment portfolios.

Total operating expenses for the equipment management segment decreased $0.5 million, or 7%, to $6.7 million for the year ended December 31, 2012, from $7.2 million for the year ended December 31, 2011 as a result of the reduction of MG&A expense allocated to the segment due to a decrease in the proportion of managed TEUs in the total fleet during 2012.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash flows from operations, sales of equipment portfolios, borrowings from financial institutions and sale of our stock. We believe that cash flow from operations, future sales of equipment portfolios and borrowing availability under our credit facilities are sufficient to meet our liquidity needs for at least the next 12 months.

We have typically funded a significant portion of the purchase price for new equipment through borrowings under our credit facilities. However, from time to time we have funded new equipment acquisitions through the use of working capital.

Revolving Credit Facilities

(i)  On March 15, 2013, we entered into a Third Amended and Restated Revolving Credit Agreement with a syndicate of banks to finance the acquisition of container rental equipment and for general working capital purposes. The Third Amended and Restated Revolving Credit Agreement refinanced our prior revolving credit facility to reduce the interest rate, increase the facility commitment and revise certain covenants to provide us with additional flexibility. As of December 31, 2013, the maximum commitment under our revolving credit facility was $760.0 million, which may be increased to a maximum of $960.0 million under certain conditions described in the agreement.  As of December 31, 2013, we had an outstanding balance of $235.0 million and availability of $524.9 million under our revolving credit facility (net of $0.1 million in letters of credit), subject to our ability to meet the collateral requirements under the agreement governing the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

There is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to us. These credit commitments are part of, and not in addition to, the maximum credit commitment. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar Rate loans as defined in the revolving credit facility. As of December 31, 2013 the average interest rate on our revolving credit facility was  1.9%. Our revolving credit facility will expire in March 2018.

We intend to use our revolving credit facility primarily to fund the purchase of containers. As of December 31, 2013, we had commitments to purchase $5.9 million of rental equipment and had rental equipment payable of $45.2 million. We have typically used our cash flow from operations and the proceeds from sales of equipment portfolios to third-party investors to repay our revolving credit facility. As we expand our owned fleet, our revolving credit facility balance will be higher and will result in higher interest expense.

(ii)  On June 7, 2012, we entered into a revolving credit agreement for CAI Rail with a consortium of banks to finance the acquisition of railcars. As of December 31, 2013, the maximum credit commitment under the revolving line of credit was $85.0 million.  Borrowings under this credit facility bear interest at a variable rate. For domestic base rate loans, the interest rate is equal to the highest of (i) the daily federal funds open rate as published by the Federal Reserve Bank of New York and (ii) the administrative agent’s published “Reference Rate”, in each case plus a margin based on certain conditions.  For Eurodollar rate loans, the interest rate is equal to a LIBOR-based rate plus a margin based on certain conditions. As of December 31, 2013, the average interest rate under the agreement was 2.4%.

As of December 31, 2013, the outstanding balance under CAI Rail’s revolving credit facility was $54.5 million. As of December 31, 2013, we had $30.5 million in availability under the facility, subject to our ability to meet the collateral requirements under the agreement governing the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default. The revolving credit facility for CAI Rail will terminate in June 2015.

Term Loan Facilities

 (i)  On August 20, 2009, we signed a $10.0 million five-year loan agreement with the Development Bank of Japan (DBJ). The loan is payable in 19 quarterly installments of $0.2 million starting October 31, 2009 and a final payment of $6.2 million on July 31, 2014. On March 22, 2013, we entered into an additional $30.0 million five-year loan agreement with DBJ. The loan is payable in 19 quarterly installments of $0.5 million starting July 31, 2013 and a final payment of $21.5 million on April 30, 2018. Both loans bear variable interest rates based on LIBOR. As of December 31, 2013, the loans had a combined balance of $35.7 million and an average interest rate of 2.3%.

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

On March 28, 2013, the term loan agreement was amended to: (a) reduce the principal balance of the loan from $249.4 million to $125.0 million through payment of $124.4 million from the proceeds of the $229.0 million fixed-rate asset-backed notes issued by the Company’s indirect wholly-owned subsidiary, CAL Funding II Limited (see paragraph (ii) of Asset-Backed Notes below); (b) reduce the interest rate on the remaining loan balance; and (c) revise certain covenants under the term loan agreement to provide increased flexibility to the Company.  Quarterly payments of principal have been reduced to $1.9 million with the balance of the unpaid principal due on December 20, 2016.  As of December 31, 2013, the term loan had a balance of $119.4 million and average interest rate of 2.5%.

 (iii)  On April 11, 2012, we entered into another term loan agreement with a consortium of banks. The agreement, which was amended on August 31, 2012 and May 30, 2013, provided for a five-year term loan of up to $142.0 million, subject to certain borrowing conditions, which amount is secured by certain of our assets.  The commitment under the loan may be increased to a maximum of $200.0 million, under certain conditions described in the agreement.  The outstanding principal amounts under the term loan bear interest based on LIBOR, amortized quarterly, and require quarterly payments equal to 1.75% multiplied by the outstanding principal amount at such time. The full $142.0 million has been drawn and was primarily used to repay outstanding amounts under the revolving credit facility. All unpaid amounts then outstanding are due and payable on April 11, 2017. As of December 31, 2013, the loan had a balance of $129.3 million and an interest rate of 2.2%.

Asset-Backed Notes

(i)  On October 18, 2012, CAL II issued $171.0 million of 3.47% fixed rate asset-backed notes (Series 2012-1 Asset-Backed Notes).  Principal and interest on the Series 2102-1 Asset-Backed Notes is payable monthly commencing on November 26, 2012, and the Series 2012-1 Asset-Backed Notes mature in October 2027.  The proceeds from the Series 2012-1 Asset-Backed Notes were used to repay part of the Company’s borrowings under its senior revolving credit facility. The Series 2012-1 Asset-Backed Notes had a balance of $151.1 million as of December 31, 2013.

(ii)  On March 28, 2013, CAL II issued $229 million of 3.35% fixed rate asset-backed notes (Series 2013-1 Asset Backed Notes). Principal and interest on the Series 2013-1 Asset-Backed Notes is payable monthly commencing on April 25, 2013, and the Series 2013-1 Asset-Backed Notes mature in March 2028. The proceeds from the new Series 2013-1 Asset-Backed Notes were used partly to reduce the balance of the Company’s term loan with a consortium of banks as described in paragraph (ii) of Term Loan Facilities above, and to partially pay down the Company’s senior revolving credit facility. The Series 2013-1 Asset-Backed Notes had a balance of $211.8 million as of December 31, 2013.

The agreements under each of the asset-backed notes described above require the Company to maintain a restricted cash account to cover payment of the obligations. As of December 31, 2013, the restricted cash account had a balance of $9.3 million.

Other Debt Obligations

On September 13, 2012, our wholly owned subsidiary, Container Applications Limited (CAL), entered into a Note Purchase Agreement with certain institutional investors, pursuant to which CAL issued $103.0 million of 4.9% Senior Secured Notes due September 13, 2022 (the Notes) to the investors. The Notes are guaranteed by us and secured by certain of our assets and those of CAL.

The Notes bear interest at 4.9% per annum, due and payable semiannually on March 13 and September 13 of each year, commencing on March 13, 2013.  In addition, CAL is required to make certain principal payments on March 13 and September 13 of each year, commencing on March 13, 2013.  Any unpaid principal and interest is due and payable on September 13, 2022.  As of December 31, 2013, the Notes had a balance of $94.8 million.

As of December 31, 2013, we had collateralized financing obligations totaling $101.3 million (see Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K).  The obligations had an average interest rate of 1.0% as of December 31, 2013 with maturity dates between June 2015 and December 2016.

As of December 31, 2013, we had capital lease obligations of $5.3  million. The underlying obligations are denominated in U.S. Dollars and Euros at floating interest rates averaging 2.4% as of December 31, 2013, with maturity dates between June 2014 and June 2019.

Our term loans, senior secured notes, asset-backed notes, collateralized financing obligations and capital lease obligations are secured by specific pools of rental equipment and other assets owned by the Company, the underlying leases thereon and the Company’s interest in any money received under such contracts.

In addition to customary events of default, our revolving credit facilities and term loans contain restrictive covenants, including limitations on certain liens, indebtedness and investments.  In addition, all of our debt facilities contain various restrictive financial and other covenants.  The financial covenants in our debt facilities require us to maintain (1) a maximum consolidated funded debt to consolidated tangible net worth ratio of 3.75:1.00; and (2) a minimum fixed charge coverage ratio of 1.20:1.00. As of December 31, 2013, we were in compliance with all of our debt covenants.

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

Cash Flow

The following table sets forth certain cash flow information for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011

Net income	$64,520	$64,281	$50,814
Adjustments to income	59,666	42,549	21,291
Net cash provided by operating activities	124,186	106,830	72,105
Net cash used in investing activities	(266,806)	(461,219)	(430,137)
Net cash provided by financing activities	172,101	358,083	358,048
Effect on cash of foreign currency translation	(1,411)	(101)	(331)
Net increase (decrease) in cash	28,070	3,593	(315)
Cash at beginning of period	17,671	14,078	14,393
Cash at end of period	$45,741	$17,671	$14,078

Operating Activities Cash Flows

Net cash provided by operating activities of $124.2 million for the year ended December 31, 2013 increased $17.4 million from $106.8 million for the year ended December 31, 2012. The increase was primarily due to a $23.0 million increase in net income as adjusted for depreciation,  amortization and other non-cash items, partly offset by a $5.7 million reduction in our net working capital adjustments. Net working capital increased by $9.4 million in the year ended December 31, 2013, due to a $13.7 million decrease in accounts payable, accrued expenses, due to container investors and unearned revenue, primarily caused by the timing of payments, partially offset by a $7.4 million decrease in accounts receivable, reflecting the reduction in the managed fleet during the period.

Net cash provided by operating activities of $106.8 million for the year ended December 31, 2012 increased $34.7 million from $72.1 million for the year ended December 31, 2011. The increase was primarily due to a $34.9 million increase in net income as adjusted for non-cash items such as depreciation and amortization, partially offset by movements in net working capital. Net working capital increased by $3.7 million in the year ended December 31, 2012, due to a  $10.5 million increase in accounts receivable, reflecting the growth in rental revenue during the year, a $1.8 million increase in prepaid expenses and other assets, and a $1.5 million decrease in due to container investors, partially offset by a $10.1 million increase in accounts payable, accrued expenses, unearned revenue and other liabilities, primarily caused by the timing of payments.

Investing Activities Cash Flows

Net cash used in investing activities decreased $194.4 million to $266.8 million for the year ended December 31, 2013 from $461.2 million for the year ended December 31, 2012. The decrease in cash usage was primarily attributable to a $212.2 million decrease in the purchase of rental equipment, offset by a decrease of $21.6 million in cash proceeds received from both the sales of equipment portfolios to investors and dispositions of used rental equipment.

Net cash used in investing activities increased $31.1 million to $461.2 million for the year ended December 31, 2012 from $430.1 million for the year ended December 31, 2011. The increase in cash usage was primarily attributable to a $32.6 million increase in the purchase of containers and a $14.6 million decrease in net proceeds from the sale of equipment portfolios to investors, partially offset by a $13.5 million increase in net proceeds from the sale of used rental equipment.

Financing Activities Cash Flows

Net cash provided by financing activities of $172.1 million for the year ended December 31, 2013 decreased $186.0 million compared to the year ended December 31, 2012 primarily as a result of lower net borrowings being required to finance the acquisition of rental equipment. During the year ended December 31, 2013, our net cash inflow from borrowings was $181.9 million compared to $336.2 million for the year ended December 31, 2012, reflecting the reduction in investment in rental equipment during 2013 compared to 2012.

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

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments by due date as of December 31, 2013 (in thousands):

	Payments Due by Period
		Less than	1-2	2-3	3-4	4-5	More than
	Total	1 year	years	years	years	years	5 years
Total debt obligations:
Revolving credit facilities	$289,469	$-	$54,469	$-	$-	$235,000	$-
Term loans	284,335	25,840	19,240	116,115	101,240	21,900	-
Senior secured notes	94,760	8,240	8,240	7,175	6,110	6,110	58,885
Asset backed notes	362,875	40,000	40,000	40,000	40,000	40,000	162,875
Collateralized financing obligations	101,269	-	60,554	40,715	-	-	-
Capital lease obligations	5,287	1,921	1,426	855	572	404	109
Interest on debt and capital lease obligations (1)	128,769	28,673	27,605	23,810	17,169	10,547	20,965
Rental equipment payable	45,181	45,181	-	-	-	-	-
Rent, office facilities and equipment	4,363	1,324	1,103	1,064	867	5	-
Equipment purchase commitments	5,871	5,871	-	-	-	-	-
Total contractual obligations	$1,322,179	$157,050	$212,637	$229,734	$165,958	$313,966	$242,834

(1)Our estimate of interest expense commitment includes $20.8 million relating to our revolving credit facilities, $19.6 million relating to our term loans, $28.4 million relating to our senior secured notes, $56.5 million relating to our asset backed notes, $3.2 million relating to our collateralized financing obligations and $0.2 million relating to our capital lease obligations. The calculation of interest commitment related to our debt assumes the following weighted average interest rates as of December 31, 2013:  revolving credit facilities, 2.0%; term loans, 2.3%; senior secured notes, 4.9%; asset backed note, 3.4%; collateralized financing obligations, 1.0%; and capital lease obligations, 2.4%. These calculations assume that interest rates will remain at the same level over the next five years. We expect that interest rates will vary over time based upon fluctuations in the underlying indexes upon which these interest rates are based.

See Note 7 to our consolidated financial statements included in this Annual Report on Form 10-K for a description of the terms of our revolving credit facilities, term loans, asset based notes and capital lease obligations.

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no off-balance sheet arrangements or obligations other than noted below. An off-balance sheet arrangement includes any contractual obligation, agreement or transaction arrangement involving an unconsolidated entity under which we would have: (1) retained a contingent interest in transferred assets; (2) an obligation under derivative instruments classified as equity; (3) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing, hedging or research and development services with us; or (4) made guarantees.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect reported amounts of assets and liabilities, the reported amounts of income and expense during the reporting period and the disclosure of contingent assets and liabilities as of the date of the financial statements. We have identified the policies and estimates below as critical to our business operations and the understanding of our results of operations. These policies and estimates are considered critical due to the existence of uncertainty at the time the estimate is made, the likelihood of changes in estimates from period to period and the potential impact that these estimates can have on our financial statements. Significant items subject to such estimates and assumptions include revenue recognition, consolidation of container funds, accounting for rental equipment, allowance for doubtful accounts and income taxes. The following accounting policies and estimates include inherent risks and uncertainties related to judgments and assumptions made by us. Our estimates are based on the relevant information available at the end of each period. Actual results could differ from those estimates.

Revenue Recognition

We provide a range of services to our customers incorporating rental, sale and management of equipment. Revenue for all forms of service is recognized when earned following the guidelines under FASB ASC 605, Revenue Recognition and ASC 840, Leases. Revenue is reported net of any related sales tax.

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

Management Fee Revenue and Gain on Sale of Equipment Portfolios. In addition to leasing owned equipment, we sell portfolios of equipment to third-party investors. After the date of sale, we generally manage the equipment sold to these third-party investors. As these arrangements contain multiple deliverables (the sale of an asset followed by the provision of management services), we evaluate if the sale of the equipment and the management services are separate units of accounting thereby requiring revenue to be recognized separately for each part of the arrangement.  We determine if revenue arrangements with multiple deliverables should be considered separate units of accounting if the deliverables meet both of the following criteria:

a.The delivered item(s) has value to the customer on a standalone basis, that is, it can be sold separately by any vendor or the customer could resell the delivered items on a standalone basis. In the context of the customer’s ability to resell the delivered items, this criterion does not require the existence of an observable market for the deliverable.

b.If the arrangement includes a right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor.

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

If we conclude that the sale of equipment and the management services can be accounted for separately, we recognize gain on sale of equipment portfolios when the sale of the equipment is completed. The gain is the difference between the sales price and the net book value of the equipment sold.

We recognize revenue from management fees earned under management agreements on a monthly basis. Fees are calculated as a percentage of net operating income, which is revenue from the equipment under management minus direct operating expense related to those units. If a lessee of a managed unit defaults in making timely lease payments or we otherwise determine that future lease payments are not likely to be collected from the lessee, then we will cease to record lease revenue for purposes of our internal record keeping in connection with determining the amount of management fees that we have earned, which in turn will result in reduced management fee revenue.

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

If in our judgment we meet both of the above criteria, we include the VIE’s financial statements in our consolidated financial statements as required under ASC 810. The equity attributable to the VIE is shown as a non-controlling interest on our consolidated balance sheet and the after tax result attributable to its operations is shown as net income or loss attributable to non-controlling interest on our consolidated statement of income. (See Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K).

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

Impairment. On at least an annual basis, we evaluate our rental equipment fleet to determine whether there have been any events or changes in circumstances indicating that the carrying amount of all, or part, of our fleet may not be recoverable. Events which would trigger an impairment review include, among others, a significant decrease in the long-term average market value of rental equipment, a significant decrease in the utilization rate of rental equipment resulting in an inability to generate income from operations and positive cash flow in future periods, or a change in market conditions resulting in a significant decrease in lease rates.

When testing for impairment, equipment is generally grouped by rental type, and is tested separately from other groups of assets and liabilities. Potential impairment exists when the estimated future undiscounted cash flows generated by an asset group, comprised of lease proceeds and residual values, less operating expenses, are less than the carrying value of that asset group. If potential impairment exists, the equipment is written down to its fair value. In determining the fair value of an asset group, we consider market trends, published value for similar assets, recent transactions of similar assets and in certain cases, quotes from third party appraisers. We currently do not consider any asset group to have a book value that is not recoverable, or close to being not recoverable, based on our expectation of future undiscounted cash flows.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is developed based on two key components: (1) specific reserves for receivables which are impaired for which management believes full collection is doubtful; and (2) a general reserve for estimated losses inherent in the receivables. The general reserve is estimated by applying certain percentages to receivables that have not been specifically reserved, ranging from 1.0% on accounts that are one to thirty days overdue, to 100% on accounts that are one year overdue. Our allowance for doubtful accounts is reviewed regularly by our management and is based on the risk profile of the receivables, credit quality indicators such as the level of past due amounts and non-performing accounts and economic conditions. Changes in economic conditions or other events may necessitate additions or deductions to the allowance for doubtful accounts. The allowance is intended to provide for losses inherent in the owned fleet’s accounts receivable, and requires the application of estimates and judgments as to the outcome of collection efforts and the realization of collateral, among other things

The credit risk on accounts receivable related to the equipment we manage is the responsibility of the third-party investors. Under our management agreements, if we are unable to ultimately collect any amount due from a managed unit lessee, the third-party investors are obligated to reimburse us for any amounts we have previously paid to them in anticipation of receiving the uncollectible amount from the container lessee.

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

Recent Accounting Pronouncements.

See Note 2(p) of our consolidated financial statements included in this Annual Report on Form 10-K for a full description of recent accounting pronouncements and our expectation of their effect on our operations and financial condition.

ITEM  7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in foreign exchange rates and interest rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Foreign Exchange Rate Risk. Although we have significant foreign-based operations, the U.S. Dollar is our primary operating currency. Thus, most of our revenue and expenses are denominated in U.S. Dollars. We have equipment sales in British Pound Sterling, Euros and Japanese Yen and incur overhead costs in foreign currencies, primarily in British Pound Sterling and Euros. CAI Consent Sweden AB, one of our wholly-owned subsidiaries, has significant amounts of revenue as well as expenses denominated in Euros and Swedish Krone. During the year ended December 31, 2013, the U.S. Dollar decreased in value in relation to other major foreign currencies (such as the Euro and British Pound Sterling). The decrease in the U.S. Dollar has increased our revenues and expenses denominated in foreign currencies. The decrease in the value of the U.S. Dollar relative to foreign currencies will also result in U.S. dollar denominated assets held at some of our foreign subsidiaries to decrease in value relative to the foreign subsidiaries’ local currencies. For the year ended December 31, 2013, we recognized a loss on foreign exchange of $0.1 million. A 10% change in foreign exchange rates would not have a material impact on our business, financial position, results of operations or cash flows.

Interest Rate Risk. The nature of our business exposes us to market risk arising from changes in interest rates to which our variable-rate debt is linked. As of December 31, 2013, the principal amount of debt outstanding under the variable-rate arrangement of our revolving credit facilities was $289.5 million.  In addition, at December 31, 2013 we had balances on our variable rate term loans of $284.3 million and $5.3  million of variable rate capital lease obligations. The average interest rate on our variable rate debt was 2.2% as of December 31, 2013 based on LIBOR plus a margin based on certain conditions.

A 1.0% increase or decrease in underlying interest rates for these obligations will increase or decrease interest expense by approximately $5.8  million annually assuming debt remains constant at December 31, 2013 levels.

We do not currently participate in hedging, interest rate swaps or other transactions to manage the market risks described above.

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and financial statement schedule are contained in Item 15 of this Annual Report on Form 10-K, and are incorporated herein by reference. See Part IV, Item 15(a) for an index to the financial statements and supplementary data.

ITEM  9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A.CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon their evaluation of these disclosure controls and procedures, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2013, our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has determined that our internal control over financial reporting is effective as of December 31, 2013.

KPMG LLP, the independent registered public accounting firm that audited our 2013 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CAI International, Inc.:

We have audited CAI International, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CAI International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CAI International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CAI International, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and the related financial schedule II, and our report dated February 28, 2014 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

San Francisco, California
February 28, 2014

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM  10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference from our definitive proxy statement for our 2014 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2013.

Code of Ethics

We have a written Code of Business Conduct and Ethics in place that applies to all our employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. A copy of our Code of Business Conduct and Ethics is available on our website at http://www.capps.com. We intend to use our website as a method of disseminating any change to, or waiver from, our Code of Business Conduct and Ethics as permitted by the applicable SEC rules.

ITEM  11.EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from our definitive proxy statement for our 2014 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2013.

ITEM  12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference from our definitive proxy statement for our 2014 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2013.

ITEM  13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from our definitive proxy statement for our 2014 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2013.

ITEM  14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference from our definitive proxy statement for our 2014 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2013.

PART IV

ITEM  15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

 (a)(1)Financial Statements.

The following financial statements are included in Item 8 of this report:

 (a)(2)Financial Statement Schedules.

The following financial statement schedule for the Company is filed as part of this report:

Schedule II—Valuation Accounts	80

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Consolidated Financial Statements or notes thereto.

 (a)(3)List of Exhibits.

The exhibits set forth on the accompanying Exhibit Index immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.	81

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CAI International, Inc.:

We have audited the accompanying consolidated balance sheets of CAI International, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CAI International, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CAI International, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

7
/s/ KPMG LLP

San Francisco, California
February 28, 2014

CAI INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	December 31,	December 31,
	2013	2012
Assets
Current assets
Cash	$31,141	$13,976
Cash held by variable interest entities	14,600	3,695
Accounts receivable (owned fleet), net of allowance for doubtful accounts
of $503 and $794 at December 31, 2013 and December 31, 2012, respectively	41,226	32,627
Accounts receivable (managed fleet)	10,646	19,131
Current portion of direct finance leases	12,998	10,625
Prepaid expenses	14,803	11,952
Deferred tax assets	311	2,189
Other current assets	5,242	919
Total current assets	130,967	95,114
Restricted cash	9,253	4,376
Rental equipment, net of accumulated depreciation of $210,165 and
$147,654 at December 31, 2013 and December 31, 2012, respectively	1,465,092	1,210,234
Net investment in direct finance leases	68,210	74,929
Furniture, fixtures and equipment, net of accumulated depreciation of
$1,697 and $1,254 at December 31, 2013 and December 31, 2012, respectively	1,390	1,847
Intangible assets, net of accumulated amortization of $8,288 and $7,447
at December 31, 2013 and December 31, 2012, respectively	677	1,441
Total assets (1)	$1,675,589	$1,387,941

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$8,002	$5,985
Accrued expenses and other current liabilities	6,082	8,465
Due to container investors	14,815	18,589
Unearned revenue	6,862	7,893
Current portion of debt	74,080	61,044
Current portion of capital lease obligations	1,921	2,242
Rental equipment payable	45,181	2,561
Total current liabilities	156,943	106,779
Debt	1,058,628	888,990
Deferred income tax liability	41,378	40,051
Capital lease obligations	3,366	5,084
Income taxes payable	148	192
Total liabilities (2)	1,260,463	1,041,096

Stockholders' equity
Common stock: par value $.0001 per share; authorized 84,000,000 shares; issued and outstanding
22,240,673 and 22,052,529 shares at December 31, 2013 and December 31, 2012, respectively	2	2
Additional paid-in capital	184,263	181,063
Accumulated other comprehensive loss	(2,356)	(2,917)
Retained earnings	232,623	168,697
Total CAI stockholders' equity	414,532	346,845
Non-controlling interest	594	-
Total stockholders' equity	415,126	346,845
Total liabilities and stockholders' equity	$1,675,589	$1,387,941

(1) Total assets at December 31, 2013 and December 31, 2012 include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash,  $14,600  and $3,695; Net investment in direct finance leases,  $137 and  $0; and Rental equipment net of accumulated depreciation,  $84,107 and  $62,286, respectively.

(2) Total liabilities at December 31, 2013 and December 31, 2012 include the following VIE liabilities for which the VIE creditors do not have recourse to CAI International, Inc.: Debt,  $101,269  and $75,200, respectively.

See accompanying notes to consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenue
Rental revenue	$196,591	$152,982	$106,694
Management fee revenue	7,866	12,094	12,957
Gain on sale of equipment portfolios	-	1,256	2,345
Finance lease income	7,948	7,593	3,710
Total revenue	212,405	173,925	125,706

Operating expenses
Depreciation of rental equipment	67,109	48,352	33,633
Amortization of intangible assets	780	902	1,254
Gain on disposition of used rental equipment	(7,356)	(12,445)	(13,374)
Storage, handling and other expenses	19,257	9,402	5,513
Marketing, general and administrative expenses	23,848	24,658	21,009
Loss (gain) on foreign exchange	82	170	(354)
Total operating expenses	103,720	71,039	47,681

Operating income	108,685	102,886	78,025

Interest expense	36,005	28,796	16,139
Write-off of deferred financing costs	1,108	-	-
Interest income	(5)	(9)	(12)
Net interest expense	37,108	28,787	16,127

Net income before income taxes and non-controlling interest	71,577	74,099	61,898
Income tax expense	7,057	9,818	11,084

Net income	64,520	64,281	50,814
Net income attributable to non-controlling interest	(594)	(816)	(625)
Net income attributable to CAI common stockholders	$63,926	$63,465	$50,189

Net income per share attributable to CAI common stockholders
Basic	$2.89	$3.26	$2.60
Diluted	$2.82	$3.18	$2.55

Weighted average shares outstanding
Basic	22,157	19,495	19,295
Diluted	22,672	19,945	19,693

See accompanying notes to consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2013	2012	2011

Net income	$64,520	$64,281	$50,814
Other comprehensive income, net of tax:
Foreign currency translation adjustments	561	464	(871)
Comprehensive income	65,081	64,745	49,943
Comprehensive income attributable to non-controlling interest	(594)	(816)	(625)
Comprehensive income attributable to CAI common stockholders	$64,487	$63,929	$49,318

See accompanying notes to consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

						Accumulated
			Additional		Non-	Other
	Common Stock		Paid-In	Retained	Controlling	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Interest	Income (Loss)	Equity

Balances as of December 31, 2010	19,295	$2	$127,064	$55,043	$18,075	$(2,510)	$197,674
Net income	-	-	-	50,189	625	-	50,814
Foreign currency translation adjustment	-	-	-	-	-	(871)	(871)
Stock based compensation	-	-	1,119	-	-	-	1,119
Balances as of December 31, 2011	19,295	2	128,183	105,232	18,700	(3,381)	248,736
Net income	-	-	-	63,465	816	-	64,281
Foreign currency translation adjustment	-	-	-	-	-	464	464
Deconsolidation of non-controlling interest	-	-	49	-	(19,516)	-	(19,467)
Issuance of common stock, net of underwriting
discount and offering expenses	2,757	-	51,543	-	-	-	51,543
Stock based compensation	-	-	1,288	-	-	-	1,288
Balances as of December 31, 2012	22,052	2	181,063	168,697	-	(2,917)	346,845
Net income	-	-	-	63,926	594	-	64,520
Foreign currency translation adjustment	-	-	-	-	-	561	561
Exercise of stock options	160		1,524				1,524
Stock issuance costs	-	-	(155)	-	-	-	(155)
Stock based compensation -options	-	-	1,429	-	-	-	1,429
Stock based compensation - restricted stock	28	-	107	-	-	-	107
Excess tax benefit from share-based compensation awards	-	-	295	-	-	-	295
Balances as of December 31, 2013	22,240	$2	$184,263	$232,623	$594	$(2,356)	$415,126

See accompanying notes to consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income	$64,520	$64,281	$50,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	67,631	48,849	34,078
Amortization of debt issuance costs	3,780	2,643	1,421
Amortization of intangible assets	780	902	1,254
Stock-based compensation expense	1,536	1,288	1,119
Unrealized (gain) loss on foreign exchange	(282)	244	(215)
Gain on sale of equipment portfolios	-	(1,256)	(2,345)
Gain on disposition of used rental equipment	(7,356)	(12,445)	(13,374)
Deferred income taxes	3,205	6,014	3,883
Bad debt (recovery) expense	(227)	29	(936)
Changes in other operating assets and liabilities:
Accounts receivable	7,404	(10,492)	(3,842)
Prepaid expenses and other assets	(3,136)	(1,814)	1,406
Accounts payable, accrued expenses and other current liabilities	(8,839)	9,016	933
Due to container investors	(3,774)	(1,524)	(3,170)
Unearned revenue	(1,056)	1,095	1,079
Net cash provided by operating activities	124,186	106,830	72,105
Cash flows from investing activities
Purchase of rental equipment	(312,144)	(524,354)	(491,780)
Net proceeds from sale of equipment portfolios	-	10,320	24,886
Net proceeds from disposition of used rental equipment	33,069	44,306	30,824
Purchase of furniture, fixtures and equipment	(60)	(249)	(147)
Receipt of principal payments from direct financing leases	12,329	8,758	6,080
Net cash used in investing activities	(266,806)	(461,219)	(430,137)
Cash flows from financing activities
Proceeds from debt	588,870	1,035,381	558,401
Principal payments on debt	(406,961)	(699,161)	(197,901)
Repurchase of noncontrolling interest	-	(19,467)	-
Debt issuance costs	(6,595)	(6,436)	(1,853)
Increase in restricted cash	(4,877)	(3,777)	(599)
Net proceeds from issuance of common stock	-	51,543	-
Stock issuance costs	(155)	-	-
Exercise of stock options	1,524	-	-
Excess tax benefit from share-based compensation awards	295	-	-
Net cash provided by financing activities	172,101	358,083	358,048
Effect on cash of foreign currency translation	(1,411)	(101)	(331)
Net increase (decrease) in cash	28,070	3,593	(315)
Cash at beginning of the period	17,671	14,078	14,393
Cash at end of the period	$45,741	$17,671	$14,078

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$5,122	$3,312	$6,983
Interest	32,267	24,087	12,475
Supplemental disclosure of non-cash investing and financing activity
Transfer of rental equipment to direct finance lease	$32,001	$56,426	$31,158
Transfer of direct finance lease to rental equipment	30,118	-	-
Payment of revolving credit facility from term loan	-	20,000	-

See accompanying notes to consolidated financial statements.

(1)The Company and Nature of Operations

CAI International, Inc. and its subsidiaries (collectively, CAI or the Company) operate primarily in the international intermodal marine cargo container leasing business. The Company also owns a fleet of railcars, which it leases in North America. The Company generates revenue from two reportable segments: equipment leasing and equipment management. The equipment leasing segment specializes primarily in the ownership and leasing of intermodal containers, while the equipment management segment manages equipment for third-party investors. The Company leases its equipment principally to international container shipping lines located throughout the world. The Company sells equipment primarily to third-party investor groups and provides management services to those investors in return for a management fee.

The Company’s common stock is traded on the New York Stock Exchange under the symbol “CAP”. The Company’s corporate headquarters are located in San Francisco, California.

(2)Summary of Significant Accounting Policies

(a)   Principles of Consolidation

The consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries, and its 80% owned subsidiary, CAIJ, Inc. (CAIJ). The equity attributable to the minority interest in CAIJ is shown as a non-controlling interest on the Company’s consolidated balance sheet and the related net income is presented as net income attributable to non-controlling interest on the Company’s consolidated statement of income for the year ended December 31, 2013.  The non-controlling interest in CAIJ was immaterial and not included in the consolidated financial statements for all prior periods. All significant intercompany balances and transactions have been eliminated in consolidation.

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

(b)   Use of Estimates

Certain estimates and assumptions were made by the Company’s management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include revenue recognition, allowances for receivables, the carrying amount of rental equipment, the residual values and lives of rental equipment, impairment of intangible assets, the carrying amount and lives of intangible assets and income tax uncertainties. Actual results could differ from those estimates.

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

The above changes reduced the Company’s depreciation expense and increased pre-tax income by approximately $9.5 million, which included the impact of lower depreciation on equipment purchased during 2012, increased net income by approximately $8.3 million and increased diluted earnings per share by $0.41 for the year ended December 31, 2012.

 Railcar equipment is depreciated over its estimated useful life of between 40 and 43 years, to its estimated residual value using the straight-line method.

(e)   Impairment of Long-Lived Assets

On at least an annual basis, the Company evaluates its rental equipment fleet to determine whether there have been any events or changes in circumstances indicating that the carrying amount of all, or part, of its fleet may not be recoverable. Events which would trigger an impairment review include, among others, a significant decrease in the long-term average market value of rental equipment, a significant decrease in the utilization rate of rental equipment resulting in an inability to generate income from operations and positive cash flow in future periods, or a change in market conditions resulting in a significant decrease in lease rates.

When testing for impairment, equipment is generally grouped by rental type, and is tested separately from other groups of assets and liabilities. Potential impairment exists when the estimated future undiscounted cash flows generated by an asset group, comprised of lease proceeds and residual values, less operating expenses, are less than the carrying value of that asset group. If potential impairment exists, the equipment is written down to its fair value. In determining the fair value of an asset group, the Company considers market trends, published value for similar assets, recent transactions of similar assets and in certain cases, quotes from third party appraisers. The Company currently does not consider any asset group to have a book value that is not recoverable, or close to being not recoverable, based on its expectation of future undiscounted cash flows.

(f)   Intangible Assets

Intangible assets with definite useful lives are reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. The Company amortizes intangible assets on a straight-line basis over their estimated useful lives as follows:

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

(j)   Accounts Receivable (Owned Fleet)

Amounts billed under operating leases for equipment owned by the Company are recorded in accounts receivable (owned fleet). The Company estimates an allowance for doubtful accounts for accounts receivable it does not consider fully collectible. The allowance for doubtful accounts is developed based on two key components: (1) specific reserves for receivables for which management believes full collection is doubtful; and (2) a general reserve for estimated losses inherent in the receivables. The general reserve is estimated by applying certain percentages to receivables that have not been specifically reserved, ranging from 1.0% on accounts that are one to thirty days overdue, to 100% on accounts that are one year overdue. The allowance for doubtful accounts is reviewed regularly by management and is based on the risk profile of the receivables, credit quality indicators such as the level of past due amounts and non-performing accounts and economic conditions. Changes in economic conditions or other events may necessitate additions or deductions to the allowance for doubtful accounts. The allowance is intended to provide for losses inherent in the owned fleet’s accounts receivable, and requires the application of estimates and judgments as to the outcome of collection efforts and the realization of collateral, among other things.

(k)   Accounts Receivable (Managed Fleet)

Amounts billed under operating leases for equipment owned by third-party investors are recorded in accounts receivable (managed fleet) with a corresponding credit to due to container investors account. The credit risk on accounts receivable related to managed equipment is the responsibility of the third-party investors. Under the Company’s management agreements with investors, the third-party investors are obligated to reimburse the Company for any amounts the Company had previously paid to them in advance of receiving the amount from the equipment lessee if the Company is unable to ultimately collect any amount due from a managed equipment lessee.

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

Management Fee Revenue and Gain on Sale of Equipment Portfolios

In addition to renting equipment, the Company sells leased equipment portfolios to third-party investor groups. After the date of sale, the Company generally manages the equipment sold to the investor group. The Company has determined that the two deliverables under the arrangements, the sale of the equipment and the management services, are separate units of accounting, thus revenue is recognized for each unit.

In accordance with FASB ASU 2009-13, Multiple Deliverable Revenue Arrangements, the Company determines if revenue arrangements with multiple deliverables should be considered separate units of accounting if the deliverables meet both of the following criteria:

a.The delivered item(s) has value to the customer on a standalone basis, that is, it can be sold separately by any vendor or the customer could resell the delivered items on a standalone basis. In the context of the customer’s ability to resell the delivered items, this criterion does not require the existence of an observable market for the deliverable.

b.If the arrangement includes a right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor.

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

If the Company concludes that the sale of equipment and the management services can be accounted for separately, the Company recognizes gain on sale of equipment portfolios when the sale of the equipment is completed. The gain is the difference between the sales price and the net book value of the equipment sold.

The Company recognizes revenue from management fees earned under equipment management agreements as earned on a monthly basis. Management fees are typically a percentage of net operating income of each investor group’s fleet calculated on an accruals basis. Included in the Company’s balance sheet are accounts receivable from the managed fleet which are uncollected lease billings related to managed equipment. With the exception of equipment managed under pooling agreements, all direct costs (storage, repairs, repositioning etc.) are charged to investors on a specific-identification basis or allocated basis. The Company’s financial statements include accounts payable and accruals of expenses related to managed equipment. The net amount of rentals billed less expenses payable, less management fees, is recorded in amounts due to container investors on the balance sheet.

(n)   Stock-Based Compensation

The Company has granted stock options and restricted stock to certain directors and employees under its 2007 Equity Incentive Plan. The Company accounts for stock-based compensation in accordance with FASB ASC 718, Compensation – Stock Compensation, which requires that compensation cost related to stock-based compensation be recognized in the financial statements.  The cost is measured at the date the award is granted based on the fair value of the award. The fair value of stock options is calculated using the Black-Scholes-Merton option pricing model. The stock-based compensation expense is recognized over the vesting period of the grant. (See Note 8)

(o)   Repairs and Maintenance

The Company’s leases generally require the lessee to pay for any damage to the equipment beyond normal wear and tear at the end of the lease term. The Company accounts for repairs and maintenance expense on an accrual basis when an obligation to pay has been incurred.

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

Managed Container Funds

All container funds under management by the Company are considered VIEs because as manager of the funds, the Company has the power to direct the activities that most significantly impact the entity’s economic performance including the leasing and managing of containers owned by the funds. With the exception of two specific Japanese funds established in September 2010, the fees earned for arranging, managing and establishing the funds are not significant to the expected returns of the funds so the Company does not have a variable interest in the funds. The rights to receive benefits and obligations to absorb losses that could potentially be significant to the funds belong to the third party investors, so the Company concluded that it is not the primary beneficiary of the funds. With the exception of the sale of containers to the two Japanese funds established in September 2010, the Company recognizes gain on sale of containers to the unconsolidated VIEs as sales in the ordinary course of business. For the years ended December 31, 2012 and 2011, the Company sold $10.3 million and  $24.9 million, respectively, of equipment portfolios to the Japanese VIEs and recognized gains on sale of $1.3 million and $2.3 million, respectively.  No container portfolios were sold to the Japanese VIEs in the year ended December 13, 2013.

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

        During the third quarter of 2012, the Company terminated its management agreements with the two Japanese VIEs and purchased all the container equipment legally owned by them.  As the Company previously consolidated these two Japanese VIEs, the purchase of the containers was considered a repurchase of the non-controlling interest for accounting purposes.  The Company paid cash of $15.3 million and contributed cash and other assets from the two Japanese VIEs of $4.2 million in consideration for the non-controlling interest of $19.5 million. No gain or loss was recognized by the Company upon the repurchase of the non-controlling interest and subsequent deconsolidation of the two Japanese VIEs.   The results of the VIEs’ operations have been included in the Company’s consolidated statements of income until the date of deconsolidation.  Net income of $0.8 million and  $0.6 million attributable to the two Japanese funds, is presented as net income attributable to non-controlling interest in the Company’s consolidated statements of income for the years ended December 31, 2012 and 2011, respectively.

Collateralized Financing Obligations

During the years ended December 31, 2013, 2012 and 2011, the Company transferred containers with a total net book value of $94.9 million to Japanese investor funds while concurrently entering into lease agreements for the same containers, under which the Company leases the containers back from the Japanese investors.  In accordance with ASC 840, Sale-Leaseback Transactions, the Company concluded these were financing transactions under which sale-leaseback accounting was not applicable.

The container funds under financing arrangements are considered VIEs under ASC 810 because as lessee of the funds, the Company has the power to direct the activities that most significantly impact each entity’s economic performance including the leasing and managing of containers owned by the funds. The terms of the transactions include options for the Company to purchase the containers from the funds at a fixed price. As a result of the residual interest resulting from the fixed price call option, the Company concluded that it may absorb a significant amount of the variability associated with the funds’ anticipated economic performance and as a result the Company has a variable interest in the funds. As the Company has the power to direct the activities that most significantly impact the economic performance of the VIEs and the variable interest provides the Company with the right to receive benefits from the entity that could potentially be significant to the funds, the Company determined that it is the primary beneficiary of these VIEs and included the VIEs’ assets and liabilities as of December 31, 2013 and 2012, and the results of the VIE’s operations and cash flows for the years ended December 31, 2013, 2012 and 2011 in the Company’s consolidated financial statements.

The containers that were transferred to the Japanese investor funds had a net book value of  $84.2  million as of December 31, 2013. The container equipment, together with $14.6 million of cash held by the investor funds, has been included on the Company’s consolidated balance sheet with offsetting liability related to the funds presented as collateralized financing obligations of $101.3 million in the debt section of the Company’s consolidated balance sheet. See Note 7(f) for additional information. No gain or loss was recognized by the Company on the initial consolidation of the VIEs.

(4)Net Investment in Direct Finance Leases

The following table represents the components of the Company’s net investment in direct finance leases (in thousands):

	December 31,	December 31,
	2013	2012
Gross finance lease receivables (1)	$103,887	$116,999
Unearned income (2)	(22,679)	(31,445)
Net investment in direct finance leases	$81,208	$85,554

(1)

At the inception of the lease, the Company records the total minimum lease payments, executory costs, if any, and unguaranteed residual value as gross finance lease receivables. The gross finance lease receivable is reduced as customer payments are received.  Approximately $0.1 and $9.1 million of unguaranteed residual value at December 31, 2013 and 2012, respectively, were included in gross finance lease receivables. There were no executory costs included in gross finance lease receivables as of December 31, 2013 and 2012.

(2)

The difference between the gross finance lease receivable and the cost of the equipment or carrying amount at the lease inception is recorded as unearned income. Unearned income together with initial direct costs, are amortized to income over the lease term so as to produce a constant periodic rate of return. There were no unamortized initial direct costs as of December 31, 2013 and 2012.

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

Tier 3— Customers in this category exhibit volatility in payments on a regular basis.

Based on the above categories, the Company's gross finance lease receivables were as follows (in thousands):

	December 31,	December 31,
	2013	2012
Tier 1	$85,990	$98,611
Tier 2	17,897	18,388
Tier 3	-	-
	$103,887	$116,999

Contractual maturities of the Company’s gross finance lease receivables subsequent to December 31, 2013 are as follows (in thousands):

2014	$20,182
2015	19,726
2016	18,125
2017	18,363
2018	18,047
2019 and thereafter	9,444
$103,887

(5)Intangible Assets

The Company’s intangible assets as of December 31, 2013 and 2012 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2013
Trademarks	$1,278	$(962)	$316
Contracts- third party	3,650	(3,650)	-
Contracts- owned equipment	4,037	(3,676)	361
	$8,965	$(8,288)	$677
December 31, 2012
Trademarks	$1,278	$(831)	$447
Contracts- third party	3,650	(3,259)	391
Contracts- owned equipment	3,960	(3,357)	603
	$8,888	$(7,447)	$1,441

Intangible assets allocated to the equipment leasing and equipment management reporting units, net of accumulated amortization, were $0.6 million and $0.1 million, respectively, as of December 31, 2013, and $0.9 million and $0.6 million, respectively, as of December 31, 2012.

Amortization recorded for the years ended December 31, 2013, 2012 and 2011 was $0.8 million, $0.9 million and $1.3 million respectively. Estimated future amortization expenses are as follows (in thousands):

2014	$384
2015	210
2016	83
$677

(6)Equipment Leases

The Company leases its equipment on either short-term operating leases through master lease agreements, long-term non-cancelable operating leases, or finance leases. The following represents future minimum rents receivable under long-term non-cancelable operating leases as of December 31, 2013 (in thousands):

2014	$134,984
2015	115,983
2016	94,742
2017	72,337
2018	56,262
2019 and thereafter	61,300
$535,608

See Note 4 for contractual maturities of the Company’s gross finance lease receivables.

(7)Debt and Capital Lease Obligations

Debt

Details of the Company’s debt as of December 31, 2013 and 2012 were as follows (dollars in thousands):

		December 31, 2013			December 31, 2012
		Outstanding		Average	Outstanding		Average	Agreement
Reference		Current	Long-term	Interest	Current	Long-term	Interest	Terminates

(a)(i)	Revolving credit facility	$-	$235,000	1.9%	$-	$160,000	3.0%	March 2018
(a)(ii)	Revolving credit facility - Rail	-	54,469	2.4%	-	41,469	2.5%	June 2015
(b)(i)	Term loan	8,400	27,300	2.3%	800	6,600	2.7%	April 2018
(b)(ii)	Term loan	7,500	111,875	2.5%	24,964	230,651	3.3%	December 2016
(b)(iii)	Term loan	9,940	119,320	2.2%	9,940	129,260	2.5%	April 2017
(c)	Senior secured notes	8,240	86,520	4.9%	8,240	94,760	4.9%	September 2022
(d)	Asset backed notes	40,000	322,875	3.4%	17,100	151,050	3.5%	March 2028
(e)	Collateralized financing obligations	-	101,269	1.0%	-	75,200	1.1%	December 2016

	Total Debt	$74,080	$1,058,628		$61,044	$888,990

(a)	Revolving Credit Facilities

Revolving credit facilities consist of the following:

(i) On March 15, 2013, the Company entered into a Third Amended and Restated Revolving Credit Agreement with a syndicate of banks to finance the acquisition of container rental equipment and for general working capital purposes. The Third Amended and Restated Revolving Credit Agreement refinanced the Company’s prior revolving credit facility to reduce the interest rate, increase the facility commitment and revise certain covenants to provide the Company with additional flexibility. As of December 31, 2013, the maximum commitment under the revolving credit facility was $760.0 million. The Company’s revolving credit facility may be increased up to a maximum of $960.0 million, in accordance with the terms of the agreement, so long as no default or event of default exists either before or immediately after giving effect to the increase. There is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to the Company. These credit commitments are part of, and not in addition to, the total commitment provided under the agreement. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the revolving credit agreement.  In addition to various financial and other covenants, the Company’s revolving credit facility also includes certain restrictions on the Company’s ability to incur other indebtedness or pay dividends to stockholders.  As of December 31, 2013, the Company was in compliance with the terms of the revolving credit facility.

As of December 31, 2013, the Company had $524.9  million in availability under the revolving credit facility (net of $0.1 million in letters of credit) subject to its ability to meet the collateral requirements under the agreement governing the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

The Company’s revolving credit facility, including any amounts drawn on the facility, is secured by substantially all of the assets of the Company (not otherwise used as security for its other credit facilities) including the containers owned by the Company, the underlying leases thereon and the Company’s interest in any money received under such contracts.

 (ii)  On June 7, 2012, CAI and CAI Rail Inc. (CAI Rail), a wholly-owned subsidiary of the Company, entered into a revolving credit agreement with a consortium of banks to finance the acquisition of railcars.  As of December 31, 2013, the maximum credit commitment under the revolving line of credit was $85.0 million.

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

As of December 31, 2013, CAI Rail had  $30.5 million in availability under the revolving credit facility, subject to its ability to meet the collateral requirements under the agreement governing the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

The agreement governing CAI Rail’s revolving credit facility contains various financial and other covenants. As of December 31, 2013, CAI Rail was in compliance with the terms of the revolving credit facility. CAI Rail’s revolving credit facility, including any amounts drawn on the facility, is secured by all of the assets of CAI Rail and is guaranteed by the Company.

(b)	Term Loans

Term loans consist of the following:

(i) On August 20, 2009, the Company signed a $10.0 million five-year loan agreement with the Development Bank of Japan (DBJ). The loan is payable in 19 quarterly installments of $0.2 million starting October 31, 2009 and a final payment of $6.2 million on July 31, 2014. On March 22, 2013, the Company entered into an additional $30.0 million five-year loan agreement with DBJ. The loan is payable in 19 quarterly installments of $0.5 million starting July 31, 2013 and a final payment of $21.5 million on April 30, 2018. Both loans bear interest at variable rates based on LIBOR. As of December 31, 2013, the loans had a combined balance of $35.7 million.

The following are the estimated future principal and interest payments under these loans as of December 31, 2013 (in thousands). The payments were calculated assuming the interest rate remains 2.3% through maturity of the loan.

2014	$9,172
2015	2,299
2016	2,365
2017	2,322
2018	22,144
38,302
Less: Amount representing interest	(2,602)
Term loan	$35,700

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

On March 28, 2013, the term loan agreement was amended to: (a) reduce the principal balance of the loan from $249.4 million to $125.0 million through payment of $124.4 million from the proceeds of the $229.0 million fixed-rate asset-backed notes issued by the Company’s indirect wholly-owned subsidiary, CAL Funding II Limited (see Note 6(d) below); (b) reduce the interest rate on the remaining loan balance; and (c) revise certain covenants under the term loan agreement to provide increased flexibility to the Company. Quarterly payments of principal have been reduced to $1.9 million with the balance of the unpaid principal due on December 20, 2016. As of December 31, 2013, the term loan had a balance of $119.4 million.

The following are the estimated future principal and interest payments under this loan as of December 31, 2013 (in thousands). The payments were calculated assuming the interest rate remains 2.5%  through maturity of the loan.

2014	$10,449
2015	10,259
2016	106,951
127,659
Less: Amount representing interest	(8,284)
Term loan	$119,375

(iii) On April 11, 2012, the Company entered into a term loan agreement with a consortium of banks. The agreement, which was amended on August 31, 2012 and May 30, 2013, provides for a five year term loan of up to $142.0 million, subject to certain borrowing conditions, which amount is secured by certain assets of the Company. The commitment under the loan may be increased to a maximum of $200.0 million under certain conditions described in the agreement. The outstanding principal amounts under the term loan bear interest based on LIBOR, amortized quarterly, and require quarterly payments equal to 1.75% multiplied by the outstanding principal amount at such time. The facility contains various financial and other covenants. The full $142.0 million has been drawn and was primarily used to repay outstanding amounts under the revolving credit facility. All unpaid amounts then outstanding are due and payable on April 11, 2017.  As of December 31, 2013, the loan had a balance of $129.3 million.

The following are the estimated future principal and interest payments under this loan as of December 31, 2013 (in thousands). The payments were calculated assuming the interest rate remains 2.2% through maturity of the loan.

2014	$12,711
2015	12,492
2016	12,279
2017	100,521
138,003
Less: Amount representing interest	(8,743)
Term loan	$129,260

(c)	Senior Secured Notes

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

The Notes bear interest at 4.9% per annum, due and payable semiannually on March 13 and September 13 of each year, commencing on March 13, 2013.  In addition, CAL is required to make certain principal payments on March 13 and September 13 of each year, commencing on March 13, 2013.  Any unpaid principal and interest is due and payable on September 13, 2022.  The Note Purchase Agreement provides that CAL may prepay at any time all or any part of the Notes in an amount not less than 10% of the aggregate principal amount of the Notes then outstanding. As of December 31, 2013, the Notes had a balance of $94.8 million.

The following are the estimated future principal and interest payments under the Notes as of December 31, 2013 (in thousands). The payments were calculated based on the fixed interest rate of 4.9%.

2014	$12,782
2015	12,379
2016	10,910
2017	9,519
2018	9,220
2019 and thereafter	68,331
123,141
Less: Amount representing interest	(28,381)
Senior secured notes	$94,760

(d)	Asset-Backed Notes

On October 18, 2012, CAL Funding II Limited (CAL II), a wholly owned indirect subsidiary of CAI, issued $171.0 million of 3.47% fixed rate asset-backed notes (Series 2012-1 Asset-Backed Notes).  Principal and interest on the Series 2012-1 Asset-Backed Notes is payable monthly commencing on November 26, 2012, and the Series 2012-1 Asset-Backed Notes mature in October 2027.  The proceeds from the Series 2012-1 Asset-Backed Notes were used to repay part of the Company’s borrowings under its revolving credit facility. As of December 31, 2013, the Series 2012-1 Asset-Backed Notes had a balance of $151.1 million.

On March 28, 2013, CAL II issued $229.0 million of 3.35% fixed rate asset-backed notes (Series 2013-1 Asset-Backed Notes). Principal and interest on the Series 2013-1 Asset-Backed Notes is payable monthly commencing on April 25, 2013, and the Series 2013-1 Asset-Backed Notes mature in March 2028. The proceeds from the Series 2013-1 Asset-Backed Notes were used partly to reduce the balance of the Company’s term loan as described in Note 7 (b)(ii) above, and to partially pay down the Company’s senior revolving credit facility. The Series 2013-1 Asset-Backed Notes had a balance of $211.8 million as of December 31, 2013.

The following are the estimated future principal and interest payments under the Asset-Backed Notes as of December 31, 2013 (in thousands). The payments were calculated based on the weighted average fixed interest rate of 3.4%.

2014	$51,714
2015	50,353
2016	48,993
2017	47,632
2018	46,272
2019 and thereafter	174,394
419,358
Less: Amount representing interest	(56,483)
Asset-backed notes	$362,875

(e)	Collateralized Financing Obligations

As of December 31, 2013, the Company had collateralized financing obligations of $101.3 million (see Note 3). The obligations had an average interest rate of 1.0% as of December 31, 2013 with maturity dates between June 2015 and December 2016. The debt is secured by a pool of containers covered under the financing arrangements.

The following are the estimated future principal and interest payments under the Company’s collateralized financing obligations as of December 31, 2013 (in thousands). The payments were calculated assuming an average interest rate of 1.0% through maturity of the obligations.

2014	$-
2015	62,720
2016	41,780
104,500
Less: Amount representing interest	(3,231)
Collateralized financing obligations	$101,269

Capital Lease Obligations

As of December 31, 2013, the Company had capital lease obligations of $5.3 million. The underlying obligations are denominated in U.S. Dollars and Euros at floating interest rates averaging 2.4% as of December 31, 2013 with maturity dates between June 2014 and June 2019. The loans are secured by containers covered by the lease obligations.

The following are the estimated future principal and interest payments under capital lease obligations as of December 31, 2013 (in thousands). The payments were calculated assuming the interest rate remains 2.4% through maturity of the loans.

2014	$2,026
2015	1,488
2016	887
2017	591
2018	412
2019 and thereafter	111
5,515
Less: Amount representing interest	(228)
Capital lease obligations	$5,287

The Company's term loans, senior secured notes, asset backed notes and collateralized financing obligations are secured by specific pools of rental equipment and other assets owned by the Company, the underlying leases thereon and the Company’s interest in any money received under such contracts. The agreements relating to all of the Company’s debt contain various financial and other covenants. As of December 31, 2013, the Company was in compliance with all of its debt covenants.

(8)Stock–Based Compensation Plan

Stock Options

The Company grants stock options to certain employees and independent directors pursuant to its 2007 Equity Incentive Plan (Plan) which was adopted on April 23, 2007 and amended on June 5, 2009, June 3, 2011 and June 8, 2012. The following table summarizes the activity in the Company’s stock option plan for the three years ended December 31, 2013:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in thousands)
Options outstanding, December 31, 2010	972,680	$10.32
Options granted - employees	180,000	$24.82
Options granted - directors	40,000	$21.62
Options outstanding, December 31, 2011	1,192,680	$12.89
Options granted - employees	111,000	$17.77
Options granted - directors	40,000	$17.77
Options forfeited - employees	(8,000)	$17.77
Options outstanding, December 31, 2012	1,335,680	$13.41
Options granted - employees	51,300	$26.41
Options granted - directors	40,000	$26.41
Options forfeited - employees	(3,501)	$14.87
Options exercised - employees	(159,994)	$9.53		$2,334
Options outstanding, December 31, 2013	1,263,485	$14.84	5.8	$11,528
Options exercisable at December 31, 2013	1,049,685	$13.09	5.3	$11,164
Expected to vest after December 31, 2013	213,800	$23.45	8.6	$363

The aggregate intrinsic value represents the value by which the Company’s closing stock price of $23.57 per share on the last trading day of the year ended December 31, 2013 exceeds the exercise price of the stock multiplied by the number of options outstanding or exercisable, excluding options that have a zero or negative intrinsic value. The aggregate intrinsic value of options exercised during 2013 is based on the closing share price on the date each option was exercised.

The total fair value of stock options granted to the Company’s employees and independent directors at the time of grant was approximately $1.3 million, or $14.10 per share, $1.3 million, or $8.36 per share, and $2.6 million, or $12.04 per share for the years ended December 31, 2013, 2012 and 2011, respectively, calculated using the Black-Scholes-Merton pricing model under the following weighted average assumptions:

	2013	2012	2011
Stock price	$26.41	$17.77	$24.24
Exercise price	$26.41	$17.77	$24.24
Expected term:
Employees	6.25 years	6.25 years	6.25 years
Directors	5.5 years	5.5 years	5.5 years
Expected volatility:
Employees	56.70%	49.50%	50.10%
Directors	58.60%	50.20%	50.80%
Dividend yield	-%	-%	-%
Risk free rate:
Employees	1.35%	0.75%	1.89%
Directors	1.16%	0.75%	1.89%

 The expected option term is calculated using the simplified method in accordance with SEC guidance. Prior to 2013, in the absence of sufficient historical data, 50% of the assumed volatility was derived from the average volatility of common shares for similar companies over a period approximating the expected term of the options. The remaining 50% of the expected volatility was derived from the average volatility of the Company’s common shares since their initial public offering in 2007. Stock options granted in 2013 used 100% of the average volatility of the Company’s stock over a period approximating the expected term of the options. The risk-free rate is based on daily U.S. Treasury yield curve with a term approximating the expected term of the option. No forfeiture was estimated on all options granted during the years ended December 31, 2013 and 2012 as management believes that none of the grantees will leave the Company within the option vesting period.

The Company recorded stock-based compensation expense of $1.4 million, $1.3 million and $1.1 million relating to stock options for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, the remaining unamortized stock-based compensation cost relating to stock options granted to the Company’s employees and independent directors was approximately $2.1 million which is to be recognized over the remaining average vesting period of 2.1 years.

Restricted Stock Grant

During the year ended December 31, 2013, the Company granted 28,150 shares of restricted common stock valued at $0.7 million to certain employees. The restricted stock was valued based on the closing price of the Company’s stock on the date of grant. The restricted stock has a vesting period of 4 years. As of December 31, 2013, none of the restricted stock granted during 2013 had vested. The Company recognized $0.1 million of stock compensation expense relating to restricted stock for the year ended December 31, 2013 and none for the years ended December 31, 2012 and 2011. Unamortized stock compensation expense relating to restricted stock as of December 31, 2013 was $0.6 million to be recognized over the remaining average vesting period of 3.4 years.

Stock-based compensation expense is recorded as a component of marketing, general and administrative expenses in the Company’s consolidated statements of income with a corresponding credit to additional paid-in capital in the Company’s consolidated balance sheet.

(9)Income Taxes

For the years ended December 31, 2013, 2012 and 2011 net income before income taxes and non-controlling interest consisted of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
U.S. operations	$9,225	$15,595	$21,909
Foreign operations	62,352	58,504	39,989
	$71,577	$74,099	$61,898

Income tax expense attributable to income from operations consisted of (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current
Federal	$2,032	$1,557	$6,261
State	37	38	29
Foreign	1,783	2,209	1,241
	3,852	3,804	7,531
Deferred
Federal	2,777	5,297	2,623
State	(469)	(257)	89
Foreign	897	974	841
	3,205	6,014	3,553
Income tax expense	$7,057	$9,818	$11,084

The reconciliations between the Company’s income tax expense and the amounts computed by applying the U.S. federal income tax rate of 35.0% for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Computed expected tax expense	$25,052	$25,935	$21,668
Increase (decrease) in income taxes resulting from:
Foreign tax differential	(19,046)	(17,294)	(11,919)
State income tax expense, net of federal income tax benefit	(514)	(66)	154
Subpart F income	1,255	1,404	851
Increase (decrease) in uncertain tax liabilities	124	(78)	185
Non-deductible stock-based compensation	92	86	68
Other	94	(169)	77
	$7,057	$9,818	$11,084

As of December 31, 2013 the Company had  $33.0 million and $7.3 million of net operating loss (NOL) carry forwards available to offset future foreign and state taxable income, respectively. The NOL carry forwards will begin to expire in 2017 and 2029 for foreign and state income tax purposes, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2013 and 2012 are presented below (in thousands):

	Year Ended December 31,
	2013	2012
Deferred tax assets:
Accounts receivable (owned fleet)	$44	$179
Accrued expenses and other current liabilities	105	78
State taxes	1	1
Unearned revenue	190	1,983
Stock-based compensation	1,777	1,540
Interest expense	8	6
Tax credits	4	8
Net operating loss carry forwards	1,488	1,562
Gross deferred tax assets	3,617	5,357

Deferred tax liabilities:
Intangible assets	112	296
Depreciation and amortization	37,131	36,817
Foreign deferred tax liabilities	3,325	3,222
Deferred subpart F income	4,087	2,832
Unrealized gain	29	52
Net deferred tax liability	$41,067	$37,862

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

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries. As of December 31, 2013, the amount of such earnings totaled approximately $190.0  million. These earnings have been permanently reinvested and the Company does not plan to initiate any action that would precipitate the payment of income taxes thereon. The amount of income taxes that would have resulted had such earnings been repatriated is not practically determinable.

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

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

Balance at January 1, 2012	$256
Increases related to prior year tax positions	7
Increases related to current year tax positions	31
Decreases related to lapsing of statute	(72)
Decreases related to settlement	(40)
Balance at December 31, 2012	182
Increases related to prior year tax positions	116
Increases related to current year tax positions	19
Decreases related to lapsing of statute	(9)
Decreases related to settlement	(168)
Balance at December 31, 2013	$140

The unrecognized tax benefits of approximately $0.1 million at December 31, 2013, if recognized, would reduce the Company’s effective tax rate. The Company accrued potential  interest and penalties of less than $0.1 million related to unrecognized tax benefits for each of the years ended December 31, 2013 and 2012. The Company does not believe the total amount of unrecognized tax benefit as of December 31, 2013 will increase or decrease significantly in the next twelve months.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of December 31, 2013, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2009.  In June 2013, the Company received notification from the IRS that they had completed their examination for both 2008 and 2009, making changes to taxable income for those years. The changes did not materially alter the Company’s income tax for those years.

(10)Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s senior secured notes of $94.8 million, collateralized financing obligations of $101.3 million and asset backed notes of $362.9 million as of December 31, 2013 were estimated to have fair values of approximately $93.6 million, $98.4 million and $359.2 million, respectively, based on the fair value of estimated future payments calculated using the prevailing interest rates. The fair value of these financial instruments would be categorized as Level 3 of the fair value hierarchy. Management believes that the balances of the Company’s revolving credit facilities of  $289.5  million, term loans totaling  $284.3 million,  capital lease obligations  of  $5.3 million and net investment in direct finance leases of $81.2 million approximate their fair values as of December 31, 2013. The fair value of these financial instruments would be categorized as Level 3 of the fair value hierarchy.

(11)Commitments and Contingencies

The Company utilizes certain office facilities and office equipment under non-cancelable operating lease agreements which generally have original terms of up to five years. Future minimum lease payments required under non-cancellable operating leases having an original term of more than one year as of December 31, 2013 are as follows (in thousands):

Office
Facilities
and
Equipment
Year ending December 31:
2014	$1,324
2015	1,103
2016	1,064
2017	867
2018	5
$4,363

Office facility expense was $1.4 million for the years ended December 31, 2013 and 2012 and $1.3 million for the year ended December 31, 2011, and was included in marketing, general and administrative expense in the consolidated statements of income.

As of December 31, 2013 and 2012, the Company had one outstanding letter of credit of $0.1 million. The letter of credit guarantees the Company’s obligations under certain operating lease agreements.

In addition to the rental equipment payable of $45.2 million, the Company had commitments to purchase approximately $5.9 million of container equipment as of December 31, 2013.

In the ordinary course of business, the Company executes contracts involving indemnifications standard in the industry and indemnifications specific to a transaction such as an assignment and assumption agreement. These indemnifications might include claims related to tax matters, governmental regulations, and contractual relationships. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim. The Company regularly evaluates the probability of having to incur costs associated with these indemnifications and as of December 31, 2013 there were no claims outstanding under such indemnifications and the Company believes that no claims are probable of occurring in the future.

(12)Related Party Transactions

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

(13)Capital Stock

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

(14)401(k) Savings Plan

The Company established a 401(k) plan in January 1995 for certain eligible employees. Company contribution to this plan was entirely at the Company’s discretion. On October 1, 2007, the Company enhanced the plan to cover all of its U.S. employees. Under the enhanced provisions of the plan, an employee may contribute up to the statutory limit of his or her salary into the plan. The Company matches employee contributions up to 4% of qualified compensation. The Company’s contribution vests immediately.  Company contribution to the plan for the years ended December 31, 2013, 2012 and 2011 was approximately $0.2 million, $0.2 million and $0.1 million, respectively.

(15)Segment Information

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

The following tables show condensed segment information for the years ended December 31, 2013, 2012 and 2011, reconciled to the Company’s net income before income taxes and non-controlling interest as shown in its consolidated statements of income (in thousands):

	Year Ended December 31, 2013
	Equipment Leasing	Equipment Management	Unallocated	Total
Rental revenue	$196,591	$-	$-	$196,591
Management fee revenue	-	7,866	-	7,866
Finance lease income	7,948	-	-	7,948
Total revenue	204,539	7,866	-	212,405
Depreciation of rental equipment	67,109	-	-	67,109
Amortization of intangible assets	351	429	-	780
Gain on disposition of used rental equipment	(7,356)	-	-	(7,356)
Storage, handling and other expenses	19,257	-	-	19,257
Marketing, general and administrative expenses	21,463	2,385	-	23,848
Loss on foreign exchange	82	-	-	82
Total operating expenses	100,906	2,814	-	103,720
Operating income	103,633	5,052	-	108,685
Interest expense	37,113	-	-	37,113
Interest income	-	-	(5)	(5)
Net interest expense	37,113	-	(5)	37,108
Net income before income taxes and non-controlling interest	$66,520	$5,052	$5	$71,577
Total assets	$1,664,851	$10,738	$-	$1,675,589

	Year Ended December 31, 2012
	Equipment Leasing	Equipment Management	Unallocated	Total
Rental revenue	$152,982	$-	$-	$152,982
Management fee revenue	-	12,094	-	12,094
Gain on sale of container portfolios	-	1,256	-	1,256
Finance lease income	7,593		-	7,593
Total revenue	160,575	13,350	-	173,925
Depreciation of rental equipment	48,352	-	-	48,352
Amortization of intangible assets	487	415	-	902
Gain on disposition of used rental equipment	(12,445)	-	-	(12,445)
Storage, handling and other expenses	9,402	-	-	9,402
Marketing, general and administrative expenses	18,320	6,338	-	24,658
Loss on foreign exchange	170	-	-	170
Total operating expenses	64,286	6,753	-	71,039
Operating income	96,289	6,597	-	102,886
Interest expense	28,796	-	-	28,796
Interest income	-	-	(9)	(9)
Net interest expense	28,796	-	(9)	28,787
Net income before income taxes and non-controlling interest	$67,493	$6,597	$9	$74,099
Total assets	$1,368,236	$19,705	$-	$1,387,941

	Year Ended December 31, 2011
	Equipment Leasing	Equipment Management	Unallocated	Total
Rental revenue	$106,694	$-	$-	$106,694
Management fee revenue	-	12,957	-	12,957
Gain on sale of container portfolios	-	2,345	-	2,345
Finance lease income	3,710		-	3,710
Total revenue	110,404	15,302	-	125,706
Depreciation of rental equipment	33,633	-	-	33,633
Amortization of intangible assets	625	629	-	1,254
Gain on disposition of used rental equipment	(13,374)	-	-	(13,374)
Storage, handling and other expenses	5,513	-	-	5,513
Marketing, general and administrative expenses	14,412	6,597	-	21,009
Gain on foreign exchange	(354)	-	-	(354)
Total operating expenses	40,455	7,226	-	47,681
Operating income	69,949	8,076	-	78,025
Interest expense	16,139	-	-	16,139
Interest income	-	-	(12)	(12)
Net interest expense	16,139	-	(12)	16,127
Net income before income taxes and non-controlling interest	$53,810	$8,076	$12	$61,898
Total assets	$933,094	$20,274	$-	$953,368

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

The Company’s railcars, with a net book value of  $69.5  million as of December 31, 2013, are used primarily to transport cargo within North America.

(16)Revenue Concentration

Equipment Leasing Segment Concentration. Revenue from the Company’s ten largest lessees represented 58.8%, 58.5% and 57.6% of the revenue from its equipment leasing segment for the years ended December 31, 2013, 2012 and 2011, respectively. Revenue from the Company’s single largest lessee accounted for 11.6%, or $23.8  million, 12.6%, or $20.3 million, and 11.3%, or $12.5 million, of revenue from its equipment leasing segment for the years ended December 31, 2013, 2012 and 2011, respectively, and 11.2%, 11.7% and 9.9% of the Company’s total revenue for the years ended December 31, 2013, 2012 and 2011, respectively. The largest lessees of the Company’s owned fleet are often among the largest lessees of its managed fleet. The largest lessees of our managed fleet are responsible for a significant portion of the billings that generate our management fee revenue.

Equipment Management Segment Concentration. A substantial majority of the Company’s equipment management segment revenue is derived from third-party investors associated with five different investment funds located in Switzerland, Germany and Japan. Third-party investors associated with the five investment funds represented  76.3%, 62.6% and 65.4% of the Company’s total equipment management segment revenue for the years ended December 31, 2013, 2012 and 2011, respectively. Revenue from the two largest third-party investors represented 51.5%, or $4.0 million, of revenue from the Company’s equipment management segment or 1.9% of total revenue for the year ended December 31, 2013.

(17)Earnings per Share

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

The following table sets forth the reconciliation of basic and diluted net income per share for the years ended December 31, 2013, 2012 and 2011 (in thousands, except per share data):

	Year Ended December 31,
	2013	2012	2011
Numerator
Net income attributable to CAI common stockholders used in the calculation
of basic and diluted earnings per share	$63,926	$63,465	$50,189
Denominator
Weighted-average shares used in the calculation of basic earnings per share	22,157	19,495	19,295
Effect of dilutive securities:
Stock options and restricted stock	515	450	398
Weighted-average shares used in the calculation of diluted earnings per share	22,672	19,945	19,693
Net income per share attributable to CAI common stockholders:
Basic	$2.89	$3.26	$2.60
Diluted	$2.82	$3.18	$2.55

The denominator used in the calculation of diluted income per share for the years ended December 31, 2013, 2012 and 2011 excluded options for 271,300 shares, 363,000 shares and 232,500 shares, respectively, of common stock granted to employees and directors because their effect would have been antidilutive.

(18)Selected Quarterly Financial Data (Unaudited)

The following table sets forth key interim financial information for the years ended December 31, 2013 and 2012 (in thousands, except per share amount):

	2013 Quarters Ended				2012 Quarters Ended
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31

Revenue	$54,561	$53,898	$52,987	$50,959	$49,854	$44,939	$39,725	$39,407
Operating expenses	27,770	27,695	25,144	23,111	20,268	18,893	15,363	16,515
Operating income	26,791	26,203	27,843	27,848	29,586	26,046	24,362	22,892
Net income available to CAI
common stockholders	15,591	15,337	16,931	16,067	17,411	16,528	15,135	14,391

Basic and diluted earnings per share
available to CAI common stockholders:
Basic:	$0.70	$0.69	$0.76	$0.73	$0.87	$0.86	$0.78	$0.75
Diluted:	$0.69	$0.68	$0.75	$0.71	$0.85	$0.84	$0.77	$0.73

Schedule II

Valuation Accounts

(In thousands)

	Balance at	Net Additions		Balance at
	Beginning	(Reductions)		End of
	of Period	to Expense	(Deductions)*	Period

December 31, 2011
Accounts receivable, allowance for doubtful accounts	$2,182	$(936)	$(427)	$819
December 31, 2012
Accounts receivable, allowance for doubtful accounts	$819	$29	$(54)	$794
December 31, 2013
Accounts receivable, allowance for doubtful accounts	$794	$(227)	$(64)	$503

*Primarily consists of write-offs, net of recoveries and other adjustments

 EXHIBIT INDEX

Exhibit
Exhibit No.	Description

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

4.3

Series 2012-1 Supplement, dated October 18, 2012, to Indenture dated October 18, 2012, between CAL Funding II Limited and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed on October 23, 2012).

4.4

Series 2013-1 Supplement, dated March 28, 2013, to Indenture dated October 18, 2012, between CAL Funding II Limited and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on April 3, 2013).

4.5

Note Purchase Agreement, dated March 21, 2013, among CAL Funding II Limited, Container Applications Limited, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Santander Investment Securities Inc. (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K, filed on April 3, 2013).

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

10.5

Third Amended and Restated Revolving Credit Agreement, dated March 15, 2013, by and among CAI International, Inc., Container Applications Limited, the lending  institutions listed on Schedule I thereto, Bank of America, N.A., as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Union Bank, N.A. and Wells Fargo Bank, N.A., as syndication agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Union Bank, N.A. and Wells Fargo Securities, LLC, as joint lead arrangers and book managers, and Bank of Montreal (Chicago Branch), JPMorgan Chase Bank, N.A. and Sovereign Bank, N.A., as co-agents (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K, filed on March 21, 2013).

10.6

Term Loan Agreement, dated December 20, 2010, among Container Applications Limited, CAI International, Inc., the lenders listed on Schedule 1 thereto and ING Bank N.V. (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K, filed on December 23, 2010).

10.7

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

10.8

Amendment to the Term Loan Agreement, dated March 11, 2011, among Container Applications Limited, CAI International, Inc., and the other Guarantors listed on the signature pages thereto, the Lenders listed on the signature pages thereto, and ING Bank N.V. (incorporated by reference to Exhibit 10.17 of our Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 16, 2011).

10.9

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

10.11

Fourth Amendment to the Term Loan Agreement, dated March 28, 2013, among Container Applications Limited, CAI International, Inc., the other guarantors listed on the signature pages thereto, the lending institutions listed on the signature pages thereto, and ING Bank N.V. (incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed on April 3, 2013).

10.12

Term Loan Agreement, dated April 11, 2012, among Container Applications Limited, CAI International, Inc., the Lenders listed on Schedule I thereto, SunTrust Bank and SunTrust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed on April 16, 2012).

10.13

First Amendment to Term Loan Agreement, dated August 31, 2012, among Container Applications Limited, CAI International, Inc., the Lenders listed on Schedule I thereto, SunTrust Bank and SunTrust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed on September 4, 2012).

10.14

Revolving Credit Agreement, dated June 7, 2012, among CAI Rail Inc., CAI International, Inc., the lending institutions from time to time listed on Schedule 1 thereto, Union Bank, N.A., as administrative agent, and U.S. Bank, National Association, as joint lead arranger and syndication agent (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K, filed on June 13, 2012).

10.15

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

10.17

Performance Guaranty, dated October 18, 2012, made by CAI International, Inc. for the benefit of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed on October 23, 2012).

10.18

Container Purchase Agreement, dated October 19, 2012, between Container Applications Limited and Dritte Schroeder Container Beteiligungsgesellschaft mbH & CO. KG (incorporated by reference to Exhibit 99.4 of our Current Report on Form 8-K, filed on October 23, 2012).

10.19

Container Purchase Agreement, dated October 19, 2012, between Container Applications Limited and Schroeder Leasing GMBH & Co. KG (incorporated by reference to Exhibit 99.5 of our Current Report on Form 8-K, filed on October 23, 2012).

10.20*

Amended and Restated Employment Agreement, dated April 29, 2011, between CAI International, Inc. and Victor Garcia (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011, filed on May 6, 2011).

10.21*

Employment Agreement, dated August 20, 2013, between CAI International, Inc. and Timothy B. Page (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K, filed on August 23, 2013).

10.22*

Service Agreement, dated August 20, 2013, between Container Applications International (UK) Limited and Daniel Hallahan (incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed on August 23, 2013).

10.23*

Chairman of the Board Compensation Agreement, dated June 5, 2009, between CAI International, Inc. and Hiromitsu Ogawa (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2009, filed on September 21, 2009).

10.24*

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

101

The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements.

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

Date:	February 28, 2014	CAI International, Inc.

		By:	/s/ VICTOR M. GARCIA
Victor M. Garcia
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities indicated, on the 28th day of February 2014.

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