Form 10-Q
period 2014-03-31
CAI International, Inc.
filed 2014-05-08
CIK 1388430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common	April 30, 2014
Common Stock, $.0001 par value per share	22,242,256 shares

 CAI INTERNATIONAL, INC.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business, operations, growth strategy and service development efforts. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words “may,” “might,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (SEC) on February 28, 2014 and our other reports filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our other filings with the SEC.

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

 CAI INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

(UNAUDITED)

	March 31,	December 31,
	2014	2013
Assets
Current assets
Cash	$20,071	$31,141
Cash held by variable interest entities	19,984	14,600
Accounts receivable (owned fleet), net of allowance for doubtful accounts
of $499 and $503 at March 31, 2014 and December 31, 2013, respectively	44,342	41,226
Accounts receivable (managed fleet)	11,109	10,646
Current portion of direct finance leases	15,515	12,998
Prepaid expenses	14,141	14,803
Other current assets	5,557	5,553
Total current assets	130,719	130,967
Restricted cash	8,998	9,253
Rental equipment, net of accumulated depreciation of $227,003 and
$210,165 at March 31, 2014 and December 31, 2013, respectively	1,471,493	1,465,092
Net investment in direct finance leases	79,016	68,210
Furniture, fixtures and equipment, net of accumulated depreciation of
$1,759 and $1,697 at March 31, 2014 and December 31, 2013, respectively	1,274	1,390
Intangible assets, net of accumulated amortization of $4,737 and $4,638
at March 31, 2014 and December 31, 2013, respectively	577	677
Total assets (1)	$1,692,077	$1,675,589

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$7,374	$8,002
Accrued expenses and other current liabilities	4,866	6,230
Due to container investors	13,357	14,815
Unearned revenue	6,987	6,862
Current portion of debt	73,880	74,080
Current portion of capital lease obligations	1,815	1,921
Rental equipment payable	23,043	45,181
Total current liabilities	131,322	157,091
Debt	1,086,432	1,058,628
Deferred income tax liability	41,376	41,378
Capital lease obligations	3,004	3,366
Total liabilities (2)	1,262,134	1,260,463

Stockholders' equity
Common stock: par value $.0001 per share; authorized 84,000,000 shares; issued and outstanding
22,242,256 and 22,240,673 shares at March 31, 2014 and December 31, 2013, respectively	2	2
Additional paid-in capital	184,700	184,263
Accumulated other comprehensive loss	(2,291)	(2,356)
Retained earnings	246,894	232,623
Total CAI stockholders' equity	429,305	414,532
Non-controlling interest	638	594
Total stockholders' equity	429,943	415,126
Total liabilities and stockholders' equity	$1,692,077	$1,675,589

(1)

Total assets at March 31, 2014 and December 31, 2013 include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash, $19,984 and $14,600; Net investment in direct finance leases, $141 and $137; and Rental equipment net of accumulated depreciation, $88,045 and $84,107, respectively.

(2)

Total liabilities at March 31, 2014 and December 31, 2013 include the following VIE liabilities for which the VIE creditors do not have recourse to CAI International, Inc.: Debt, $109,003 and $101,269, respectively.

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Revenue
Rental revenue	$50,684	$46,623
Management fee revenue	1,525	2,230
Finance lease income	2,055	2,106
Total revenue	54,264	50,959

Operating expenses
Depreciation of rental equipment	18,663	15,333
Amortization of intangible assets	99	227
Gain on disposition of used rental equipment	(1,790)	(2,636)
Storage, handling and other expenses	5,993	4,299
Marketing, general and administrative expenses	6,706	6,188
Loss on foreign exchange	164	(300)
Total operating expenses	29,835	23,111

Operating income	24,429	27,848

Interest expense	8,795	8,404
Write-off of deferred financing costs	-	1,108
Interest income	(4)	(3)
Net interest expense	8,791	9,509

Net income before income taxes and non-controlling interest	15,638	18,339
Income tax expense	1,407	2,272

Net income	14,231	16,067
Net income attributable to non-controlling interest	40	-
Net income attributable to CAI common stockholders	$14,271	$16,067

Net income per share attributable to CAI common stockholders
Basic	$0.64	$0.73
Diluted	$0.63	$0.71

Weighted average shares outstanding
Basic	22,213	22,085
Diluted	22,658	22,668

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013

Net income	$14,231	$16,067
Other comprehensive income, net of tax:
Foreign currency translation adjustments	65	(1,179)
Comprehensive income	14,296	14,888
Comprehensive loss attributable to non-controlling interest	40	-
Comprehensive income attributable to CAI common stockholders	$14,336	$14,888

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income	$14,231	$16,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,790	15,465
Amortization of debt issuance costs	687	1,692
Amortization of intangible assets	99	227
Stock-based compensation expense	409	336
Loss (gain) on foreign exchange	100	(271)
Gain on disposition of used rental equipment	(1,790)	(2,636)
Deferred income taxes	(2)	(101)
Bad debt expense	-	170
Changes in other operating assets and liabilities:
Accounts receivable	(3,418)	429
Prepaid expenses and other assets	(29)	68
Accounts payable, accrued expenses and other current liabilities	(2,119)	(4,120)
Due to container investors	(1,458)	(2,304)
Unearned revenue	125	(90)
Net cash provided by operating activities	25,625	24,932
Cash flows from investing activities
Purchase of rental equipment	(73,202)	(103,725)
Net proceeds from disposition of used rental equipment	11,070	8,475
Purchase of furniture, fixtures and equipment	(11)	(52)
Receipt of principal payments from direct financing leases	3,346	2,612
Net cash used in investing activities	(58,797)	(92,690)
Cash flows from financing activities
Proceeds from debt	66,700	367,670
Principal payments on debt	(39,592)	(278,269)
Debt issuance costs	-	(6,214)
Decrease (increase) in restricted cash	255	(5,642)
Stock issuance costs	-	(148)
Exercise of stock options	28	1,108
Net cash provided by financing activities	27,391	78,505
Effect on cash of foreign currency translation	95	(1,650)
Net (decrease) increase in cash	(5,686)	9,097
Cash at beginning of the period	45,741	17,671
Cash at end of the period	$40,055	$26,768

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$315	$2,502
Interest	9,333	8,447
Supplemental disclosure of non-cash investing and financing activity
Transfer of rental equipment to direct finance lease	$16,669	$3,025

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

Basis of Presentation

The accompanying unaudited consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries, and its 80% owned subsidiary, CAIJ, Inc. (CAIJ). The equity attributable to the minority interest in CAIJ is shown as a non-controlling interest on the Company’s consolidated balance sheets as of March 31, 2014 and December 31, 2013, and the related net income is presented as net income attributable to non-controlling interest on the Company’s consolidated statement of income for the three months ended March 31, 2014. The non-controlling interest in CAIJ was immaterial and not included in the consolidated statement of income for the three months ended March 31, 2013.  All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position as of March 31, 2014 and December 31, 2013, the Company’s results of operations for the three months ended March 31, 2014 and 2013, and the Company’s cash flows for the three months ended March 31, 2014 and 2013.  The results of operations and cash flows for the periods presented are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2014 or in any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 28, 2014.

(2)Accounting Policies and Recent Accounting Pronouncements

(a)Accounting Policies

There were no changes to the Company’s accounting policies during the three months ended March 31, 2014. See Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 28, 2014, for a description of the Company’s significant accounting policies.

(b)Recent Accounting Pronouncements

There have been no recent accounting pronouncements that would have a significant impact on the Company’s financial statements.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Managed Container Funds

All container funds under management by the Company are considered VIEs because as manager of the funds, the Company has the power to direct the activities that most significantly impact the entity’s economic performance including the leasing and managing of containers owned by the funds. The fees earned for arranging, managing and establishing the funds are not significant to the expected returns of the funds so the Company does not have a variable interest in the funds. The rights to receive benefits and obligations to absorb losses that could potentially be significant to the funds belong to the third party investors, so the Company concluded that it is not the primary beneficiary of the funds. The Company recognizes gain on sale of containers to the unconsolidated VIEs as sales in the ordinary course of business. For the three months ended March 31, 2014 and 2013, the Company sold no container portfolios to the Japanese VIEs.

Collateralized Financing Obligations

As of March 31, 2014, the Company has transferred containers with a total net book value of $102.7  million at the time of transfer to Japanese investor funds while concurrently entering into lease agreements for the same containers, under which the Company leases the containers back from the Japanese investors.  In accordance with ASC 840, Sale-Leaseback Transactions, the Company concluded these were financing transactions under which sale-leaseback accounting was not applicable.

The container funds under financing arrangements are considered VIEs under ASC 810 because as lessee of the funds, the Company has the power to direct the activities that most significantly impact each entity’s economic performance including the leasing and managing of containers owned by the funds. The terms of the transactions include options for the Company to purchase the containers from the funds at a fixed price. As a result of the residual interest resulting from the fixed price call option, the Company concluded that it may absorb a significant amount of the variability associated with the funds’ anticipated economic performance and, as a result, the Company has a variable interest in the funds. As the Company has the power to direct the activities that most significantly impact the economic performance of the VIEs and the variable interest provides the Company with the right to receive benefits from the entity that could potentially be significant to the funds, the Company determined that it is the primary beneficiary of these VIEs and included the VIEs assets and liabilities as of March 31, 2014 and December 31, 2013,  and the results of the VIE’s operations and cash flows for the three months ended March 31, 2014 and 2013 in the Company’s consolidated financial statements.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The containers that were transferred to the Japanese investor funds had a net book value of $88.2  million as of March 31, 2014.  The container equipment, together with $20.0 million of cash held by the investor funds, has been included on the Company’s consolidated balance sheet with the offsetting liability related to the funds presented as collateralized financing obligations of  $109.0  million in the debt section of the Company’s consolidated balance sheet.  See Note 6(e) for additional information. No gain or loss was recognized by the Company on the initial consolidation of the VIEs.

(4)Net Investment in Direct Finance Leases

The following table represents the components of the Company’s net investment in direct finance leases (in thousands):

	March 31,	December 31,
	2014	2013
Gross finance lease receivables (1)	$119,126	$103,887
Unearned income (2)	(24,595)	(22,679)
Net investment in direct finance leases	$94,531	$81,208

(1)

At the inception of the lease, the Company records the total minimum lease payments, executory costs, if any, and unguaranteed residual value as gross finance lease receivables. The gross finance lease receivables are reduced as customer payments are received.  There was no unguaranteed residual value at March 31, 2014 and approximately $0.1 million at December 31, 2013 included in gross finance lease receivables. There were no executory costs included in gross finance lease receivables as of March 31, 2014 and December 31, 2013.

(2)

The difference between the gross finance lease receivables and the cost of the equipment or carrying amount at the lease inception is recorded as unearned income. Unearned income together with initial direct costs, are amortized to income over the lease term so as to produce a constant periodic rate of return. There were no unamortized initial direct costs as of March 31, 2014 and December 31, 2013.

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

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Based on the above categories, the Company's gross finance lease receivables were as follows (in thousands):

	March 31,	December 31,
	2014	2013
Tier 1	$97,293	$85,990
Tier 2	21,833	17,897
Tier 3	-	-
	$119,126	$103,887

Contractual maturities of the Company's gross finance lease receivables subsequent to March 31, 2014 for the years ending March 31 are as follows (in thousands):

2015	$23,493
2016	23,239
2017	19,990
2018	25,527
2019	20,220
2020 and thereafter	6,657
$119,126

(5)Intangible Assets

The Company amortizes intangible assets on a straight line basis over their estimated useful lives as follows:

Trademarks	1-10 years
Contracts – owned equipment	5-7 years

Total amortization expense was $0.1  million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively.

Intangible assets as of March 31, 2014 and December 31, 2013 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2014
Trademarks	$1,278	$(995)	$283
Contracts- owned equipment	4,036	(3,742)	294
	$5,314	$(4,737)	$577
December 31, 2013
Trademarks	$1,278	$(962)	$316
Contracts- owned equipment	4,037	(3,676)	361
	$5,315	$(4,638)	$677

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)  Debt and Capital Lease Obligations

Debt

Details of the Company’s debt as of March 31, 2014 and December 31, 2013 were as follows (dollars in thousands):

		March 31, 2014			December 31, 2013
		Outstanding		Average	Outstanding		Average	Agreement
Reference		Current	Long-term	Interest	Current	Long-term	Interest	Terminates

(a)(i)	Revolving credit facility	$-	$271,500	1.9%	$-	$235,000	1.9%	March 2018
(a)(ii)	Revolving credit facility - Rail	-	56,969	2.4%	-	54,469	2.4%	June 2015
(b)(i)	Term loan	8,200	26,850	2.3%	8,400	27,300	2.3%	April 2018
(b)(ii)	Term loan	7,500	110,000	2.5%	7,500	111,875	2.5%	December 2016
(b)(iii)	Term loan	9,940	116,835	2.2%	9,940	119,320	2.2%	April 2017
(c)	Senior secured notes	8,240	82,400	4.9%	8,240	86,520	4.9%	September 2022
(d)	Asset backed notes	40,000	312,875	3.4%	40,000	322,875	3.4%	March 2028
(e)	Collateralized financing obligations	-	109,003	1.0%	-	101,269	1.0%	March 2017

	Total Debt	$73,880	$1,086,432		$74,080	$1,058,628

(a)Revolving Credit Facilities

Revolving credit facilities consist of the following:

(i) On March 15, 2013, the Company entered into a Third Amended and Restated Revolving Credit Agreement with a syndicate of banks to finance the acquisition of container rental equipment and for general working capital purposes.  As of March 31, 2014, the maximum commitment under the revolving credit facility was $760.0 million.  The Company’s revolving credit facility may be increased up to a maximum of $960.0 million, in accordance with the terms of the agreement, so long as no default or event of default exists either before or immediately after giving effect to the increase. There is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to the Company. These credit commitments are part of, and not in addition to, the total commitment provided under the agreement. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the revolving credit agreement.  In addition to various financial and other covenants, the Company’s revolving credit facility also includes certain restrictions on the Company’s ability to incur other indebtedness or pay dividends to stockholders.  As of March 31, 2014, the Company was in compliance with the terms of the revolving credit facility.

As of March 31, 2014, the Company had  $488.4  million in availability under the revolving credit facility (net of $0.1 million in letters of credit) subject to its ability to meet the collateral requirements under the agreement governing borrowing under the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

The Company’s revolving credit facility, including any amounts drawn on the facility, is secured by substantially all of the assets of the Company (not otherwise used as security for its other credit facilities) including the equipment owned by the Company, the underlying leases thereon and the Company’s interest in any money received under such contracts.

(ii) On June 7, 2012, the Company and CAI Rail Inc. (CAI Rail), a wholly-owned subsidiary of the Company, entered into a revolving credit agreement with a consortium of banks to finance the acquisition of railcars.  As of March 31, 2014, the maximum credit commitment under the revolving credit facility was $85.0 million.

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

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of March 31, 2014, CAI Rail had  $28.0 million in availability under the revolving credit facility, subject to its ability to meet the collateral requirements under the agreement governing the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

The agreement governing CAI Rail’s revolving credit facility contains various financial and other covenants.  As of March 31, 2014, CAI Rail was in compliance with the terms of the revolving credit facility.  CAI Rail’s revolving credit facility, including any amounts drawn on the facility, is secured by all of the assets of CAI Rail and is guaranteed by the Company.

(b)Term Loans

Term loans consist of the following:

(i)  On August 20, 2009, the Company entered into a $10.0 million five-year loan agreement with the Development Bank of Japan (DBJ). The loan is payable in 19 quarterly installments of $0.2 million starting October 31, 2009 and a final payment of $6.2 million on July 31, 2014. On March 22, 2013, the Company entered into an additional $30.0 million five-year loan agreement with DBJ. The loan is payable in 19 quarterly installments of $0.5 million starting July 31, 2013 and a final payment of $21.5 million on April 30, 2018. Both loans bear interest at variable rates based on LIBOR. As of March 31, 2014, the loans had a combined balance of  $35.1  million.

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

On March 28, 2013, the term loan agreement was amended to: (a) reduce the principal balance of the loan from $249.4 million to $125.0 million through payment of $124.4 million from the proceeds of the $229.0 million fixed-rate asset-backed notes issued by the Company’s indirect wholly-owned subsidiary, CAL Funding II Limited (see Note 6(d) below); (b) reduce the interest rate on the remaining loan balance; and (c) revise certain covenants under the term loan agreement to provide increased flexibility to the Company. Quarterly payments of principal have been reduced to $1.9 million with the balance of the unpaid principal due on December 20, 2016. As of March 31, 2014, the term loan had a balance of $117.5 million.

(iii) On April 11, 2012, the Company entered into a term loan agreement with a consortium of banks. The agreement, which was amended on August 31, 2012 and May 30, 2013, provides for a five year term loan of up to $142.0 million, subject to certain borrowing conditions, which amount is secured by certain assets of the Company. The commitment under the loan may be increased to a maximum of $200.0 million under certain conditions described in the agreement. The outstanding principal amounts under the term loan bear interest based on LIBOR, amortized quarterly, and require quarterly payments equal to 1.75% multiplied by the outstanding principal amount at such time. The facility contains various financial and other covenants. The full $142.0 million has been drawn and was primarily used to repay outstanding amounts under the revolving credit facility. All unpaid amounts then outstanding are due and payable on April 11, 2017.  As of March 31, 2014, the loan had a balance of $126.8 million.

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

The Notes bear interest at 4.9% per annum, due and payable semiannually on March 13 and September 13 of each year, commencing on March 13, 2013.  In addition, CAL is required to make certain principal payments on March 13 and September 13 of each year, commencing on March 13, 2013.  Any unpaid principal and interest is due and payable on September 13, 2022.  The Note Purchase Agreement provides that CAL may prepay at any time all or any part of the Notes in an amount not less than 10% of the aggregate principal amount of the Notes then outstanding. As of March 31, 2014, the Notes had a balance of $90.6  million.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(d)Asset-Backed Notes

On October 18, 2012, CAL Funding II Limited (CAL II), a wholly-owned indirect subsidiary of CAI, issued $171.0 million of 3.47% fixed rate asset-backed notes (Series 2012-1 Asset-Backed Notes).  Principal and interest on the Series 2012-1 Asset-Backed Notes is payable monthly commencing on November 26, 2012, and the Series 2012-1 Asset-Backed Notes mature in October 2027.  The proceeds from the Series 2012-1 Asset-Backed Notes were used to repay part of the Company’s borrowings under its senior revolving credit facility. As of March 31, 2014, the Series 2012-1 Asset-Backed Notes had a balance of $146.8 million.

On March 28, 2013, CAL II issued $229.0 million of 3.35% fixed rate asset-backed notes (Series 2013-1 Asset-Backed Notes). Principal and interest on the Series 2013-1 Asset-Backed Notes is payable monthly commencing on April 25, 2013, and the Series 2013-1 Asset-Backed Notes mature in March 2028. The proceeds from the Series 2013-1 Asset-Backed Notes were used partly to reduce the balance of the Company’s term loan as described in Note 6 (b)(ii) above, and to partially pay down the Company’s senior revolving credit facility. The Series 2013-1 Asset-Backed Notes had a balance of $206.1  million as of March 31, 2014.

          The agreements under each of the asset-backed notes described above require the Company to maintain a restricted cash account to cover payment of the obligations. As of March 31, 2014, the restricted cash account had a balance of  $9.0 million.

(e)Collateralized Financing Obligations

As of March 31, 2014,  the Company had collateralized financing obligations of $109.0 million (see Note 3). The obligations had an average interest rate of 1.0% as of March 31, 2014 with maturity dates between June 2015 and March 2017. The debt is secured by a pool of containers covered under the financing arrangements.

The Company's term loans, senior secured notes, asset-backed notes and collateralized financing obligations are each secured by specific pools of rental equipment and other assets owned by the Company, the underlying leases thereon and the Company’s interest in any money received under such contracts. The agreements relating to all of the Company’s debt contain various financial and other covenants. As of March 31, 2014,  the Company was in compliance with all of its debt covenants.

Capital Lease Obligations

As of March 31, 2014, the Company had capital lease obligations of  $4.8 million. The underlying obligations are denominated in U.S. Dollars and Euros at floating interest rates averaging  2.3% as of March 31, 2014 with maturity dates between June 2014 and June 2019. The loans are secured by containers covered by the lease obligations.

(7) Stock–Based Compensation Plan

Stock Options

The following table summarizes the Company’s stock option activities for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014		2013
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Options outstanding at January 1	1,263,485	$14.84	1,335,680	$13.41
Options granted - employees	-	$-	-	$-
Options granted - directors	-	$-	-	$-
Options forfeited - employees	(5,417)	$22.55	(834)	$5.60
Options exercised - employees	(1,583)	$17.77	(88,661)	12.50

Options outstanding at March 31	1,256,485	$14.80	1,246,185	$13.48
Options exercisable	1,065,373	$13.23	981,310	$11.99
Weighted average remaining term	5.0 years		5. 7 years

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock options granted to employees have a vesting period of four years from grant date, with 25% vesting after one year, and 1/48th vesting each month thereafter until fully vested. Stock options granted to independent directors vest in one year.

The Company recorded stock-based compensation expense of  $0.4 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively.  As of March 31, 2014, the remaining unamortized stock-based compensation cost relating to stock options granted to the Company’s employees  and independent directors was approximately $1.7 million which is to be recognized over the remaining weighted average vesting period of approximately 2.0 years.

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2014 was less than $0.1 million. The aggregate intrinsic value of all options outstanding as of March 31, 2014 was $12.6 million based on the closing price of the Company’s common stock of $24.67 per share on March 31, 2014, the last trading day of the quarter.

Restricted Stock

During the year ended December 31, 2013, the Company granted 28,150 shares of restricted common stock valued at $0.7 million to certain employees. The restricted stock was valued based on the closing price of the Company’s stock on the date of grant. The restricted stock has a vesting period of 4 years.

In January 2014, 625 shares with a grant date fair value of $22.99 per share were vested while 1,500 shares with a grant date fair value of $26.41  per share were forfeited, leaving a balance of 26,025 unvested shares as of March 31, 2014.

During the three months ended March 31, 2014, no additional shares of restricted stock were granted. The Company recognized less than $0.1 million of stock compensation expense relating to restricted stock for both the three months ended March 31, 2014 and 2013. As of March 31, 2014, unamortized stock compensation expense relating to restricted stock was $0.6 million to be recognized over the remaining average vesting period of 3.2 years.

Stock-based compensation expense is recorded as a component of marketing, general and administrative expense in the Company’s consolidated statements of income with a corresponding credit to additional paid-in capital in the Company’s consolidated balance sheet.

(8)Income Taxes

The consolidated income tax expense for the three months ended March 31, 2014 and 2013 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2014 and 2013, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes and the effect of certain permanent differences.

 The Company’s effective tax rate for the three months ended March 31, 2014 was 9.0% compared to 12.4% for the three months ended March 31, 2013. The lower effective tax rate for the three months ended March 31, 2014 was due primarily to higher pretax income from foreign operations where statutory rates are lower than the U.S. income tax rates.

The Company recognizes in the financial statements a liability for tax uncertainty if it is more likely than not that the position will be sustained on audit, based on the technical merits of the position. As of March 31, 2014, the Company had unrecognized tax benefits of $0.2 million, which if recognized, would reduce the Company’s effective tax rate. Total accrued interest relating to unrecognized tax benefits was less than $0.1 million as of March 31, 2014. The Company does not believe the total amount of unrecognized tax benefits as of March 31, 2014 will increase or decrease for the remainder of 2014.

In June 2012, the Company received notification from the Internal Revenue Service (IRS) that the Company’s 2008 and 2009 U.S. federal income tax returns had been selected for examination.  In June 2013, the Company received notification from the IRS that it had completed its examination for both 2008 and 2009, making changes to taxable income for those years.  The changes did not materially alter the Company’s income tax for those years.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(9)Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s senior secured notes of $90.6 million, asset-backed notes of $352.9 million and collateralized financing obligations of $109.0  million as of March 31, 2014 were estimated to have a fair value of approximately  $89.5 million, $349.3 million and $106.4  million, respectively, based on the fair value of estimated future payments calculated using prevailing interest rates. The fair value of these financial instruments would be categorized as Level 3 of the fair value hierarchy.  Management believes that the balances of the Company’s revolving credit facilities of $328.5 million, term loans totaling  $279.3  million,  net investment in direct finance leases of  $94.5  million and capital lease obligations of $4.8 million approximate their fair values as of March 31, 2014. The fair value of these financial instruments would be categorized as Level 3 of the fair value hierarchy.

(10)Commitments and Contingencies

In addition to its debt obligations described in Note 6 above, the Company had commitments to purchase approximately $61.8 million of rental equipment as of March 31, 2014. The Company also utilizes certain office facilities and equipment under long-term non-cancellable operating lease agreements with total future minimum lease payments of approximately $4.0  million as of March 31, 2014.

(11)Related Party Transactions

The Company has transferred legal ownership of certain containers to Japanese container funds which were established by Japan Investment Adviser Co., Ltd. (JIA) and CAIJ, Inc. (CAIJ). CAIJ is an 80%-owned subsidiary of CAI with the remaining 20% owned by JIA. Prior to September 30, 2013, JIA was owned and controlled by the Managing Director of CAIJ.  Prior to the transfer of containers from the Company, the container funds received contributions from unrelated Japanese investors, under separate Japanese investment agreements allowed under Japanese commercial laws. The contributions were used to purchase container equipment from the Company. Under the terms of the agreements, the CAI-related Japanese entities manage the activities of certain Japanese entities but may outsource the whole or part of each operation to a third party. Pursuant to its services agreements with investors, the Japanese container funds have outsourced the general management of their operations to CAIJ. The Japanese container funds have also entered into equipment management service agreements and financing arrangements whereby the Company manages the leasing activity of containers owned by the Japanese container funds.

As described in Note 3, the Japanese managed container funds and financing arrangements are considered VIEs. However, with the exception of the financing arrangements described in Note 3, the Company does not consider its interest in the managed Japanese container funds to be a variable interest. As such, the Company did not consolidate the assets and liabilities, results of operations or cash flows of these funds in its consolidated financial statements.  The sale of containers to the unconsolidated Japanese VIEs has been recorded on the Company’s books as a sale in the ordinary course of business.

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

Total assets of the equipment management segment consist of managed accounts receivable and a portion of the intangible asset relating to trademarks (determined based on the percentage of average TEUs of managed containers to total average TEUs). The remaining balance of total assets is allocated to the equipment leasing business.

The following tables show condensed segment information for the three months ended March 31, 2014 and 2013, reconciled to the Company’s net income before income taxes and non-controlling interest as shown in its consolidated statements of income (in thousands):

	Three Months Ended March 31, 2014
	Equipment Leasing	Equipment Management	Unallocated	Total
Total revenue	$52,739	$1,525	$-	$54,264
Total operating expenses	29,157	678	-	29,835
Operating income	23,582	847	-	24,429
Net interest expense	8,795	-	(4)	8,791
Net income before income taxes and non-controlling interest	$14,787	$847	$4	$15,638
Total assets	$1,680,899	$11,178	$-	$1,692,077

	Three Months Ended March 31, 2013
	Equipment Leasing	Equipment Management	Unallocated	Total
Total revenue	$48,729	$2,230	$-	$50,959
Total operating expenses	21,734	1,377	-	23,111
Operating income	26,995	853	-	27,848
Net interest expense	9,512	-	(3)	9,509
Net income before income taxes and non-controlling interest	$17,483	$853	$3	$18,339
Total assets	$1,522,856	$12,824	$-	$1,535,680

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

The Company’s railcars, with a net book value of $76.9  million as of March 31, 2014,  are used primarily to transport cargo within North America.

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

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the reconciliation of basic and diluted net income per share for the three months ended March 31, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Numerator
Net income attributable to CAI common stockholders used
in the calculation of basic and diluted earnings per share	$14,271	$16,067
Denominator
Weighted-average shares used in the calculation of basic earnings per share	22,213	22,085
Effect of dilutive securities:
Stock options and restricted stock	445	583
Weighted-average shares used in the calculation of diluted earnings per share	22,658	22,668

Net income per share attributable to CAI common stockholders:
Basic	$0.64	$0.73
Diluted	$0.63	$0.71

 The calculation of diluted earnings per share for the three months ended March 31, 2014 excluded from the denominator 364,333 shares of common stock options because their effect would have been anti-dilutive. The calculation of diluted earnings per share for the three months ended March 31, 2013 excluded from the denominator 180,000 shares of common stock options, because their effect would have been anti-dilutive.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 28, 2014.  In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those contained in or implied by any forward-looking statements.  The financial information included in this discussion and in our consolidated financial statements may not be indicative of our consolidated financial position, operating results, changes in equity and cash flows in the future.

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

 The following table shows the composition of our fleet as of March 31, 2014 and 2013 and our average fleet utilization for the three months ended March 31, 2014 and 2013:

	As of March 31,
	2014	2013

Owned container fleet in TEUs	882,665	790,095
Managed container fleet in TEUs	275,102	301,022
Total container fleet in TEUs	1,157,767	1,091,117

Owned container fleet in CEUs	924,234	829,651
Managed container fleet in CEUs	253,761	279,215
Total container fleet in CEUs	1,177,995	1,108,866

Owned railcar fleet in units	1,859	1,453

	Three Months Ended
	March 31,
	2014	2013
Average container fleet utilization in TEUs	90.0%	92.2%
Average container fleet utilization in CEUs	91.0%	93.2%

Utilization is computed by dividing total units on lease, in CEUs (cost equivalent units) or TEUs (twenty foot equivalent units), by the total units in our fleet, in CEUs or TEUs, excluding new units not yet leased and off-hire units designated for sale. CEU is a ratio used to convert the actual number of containers in our fleet to a figure based on the relative purchase prices of our various equipment types to that of a standard 20 foot dry van container. For example, the CEU ratio for a standard 40 foot dry van container is 1.6 and a 40 foot high cube container is 1.7.

During the three months ended March 31, 2014, we paid $73.2 million to purchase rental equipment, and we plan to invest in additional containers and railcars in the future. Our investment in containers this period has included the purchase of container portfolios from our managed fleet. We believe investments in equipment and management of equipment for equipment investors are beneficial to our company, and we will continue to pursue both opportunities.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The following table summarizes our operating results for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended
	March 31,		Increase/(Decrease)
	2014	2013	Amount	Percent

Total revenue	$54,264	$50,959	$3,305	6%
Operating expenses	29,835	23,111	6,724	29
Net interest expense	8,791	9,509	(718)	(8)
Net income attributable to CAI common stockholders	14,271	16,067	(1,796)	(11)

Total revenue for the three months ended March 31, 2014 increased $3.3 million, or 6%, compared to the three months ended March 31, 2013, primarily due to a $4.1 million, or 9%, increase in rental revenue, partially offset by a $0.7 million decrease in management fee revenue. Operating expenses for the three months ended March 31, 2014 increased $6.7 million, or 29%, compared to the three months ended March 31, 2013, mainly as a result of a $3.4 million, or 22%, increase in depreciation expense, a $1.7 million, or 39%, increase in storage, handling and other expenses, and a $0.8 million, or 32%, decrease in gain on disposition of used rental equipment. Net interest expense for the three months ended March 31, 2014 decreased $0.7 million, or 8%, due primarily to a write-off of deferred financing costs in the first quarter of 2013. The increase in revenue was offset by the increase in operating expenses, and resulted in a $1.8 million, or 11%, decrease in net income attributable to CAI common stockholders for the three months ended March 31, 2014 compared to the same three-month period in 2013.

Revenue. The following discussion explains the significant changes in the composition of our total revenue for the three months ended March 31, 2014 compared to the three months ended March 31, 2013:

Rental Revenue. Rental revenue increased $4.1 million, or 9%, to $50.7 million for the three months ended March 31, 2014, from $46.6 million for the three months ended March 31, 2013. This was primarily due to a $6.8 million increase in rental revenue attributable to a  16%  increase in the average number of TEUs of owned containers on lease and a $0.9 million increase in CAI Rail revenue as a result of entering into additional rail business during 2013 and 2014,  partially offset by a $2.7  million decrease in revenue resulting from a 6%  decrease in average container per diem rental rates. We made investments in containers during the last twelve months which increased the average size of the owned fleet by 20%, although the impact on rental revenue was partially offset by a reduction in the utilization of our owned fleet from 94.0% in the three months ended March 31, 2013 to 91.8% in the three months ended March 31, 2014.  The reduction in average container per diem rental rates is primarily a result of our significant investment in used containers in the last twelve months through sale and leaseback transactions and the acquisition of container portfolios from our managed fleet. Used containers are purchased at a lower price, and command a lower per diem rental rate, than new containers. Approximately 40% of our investment in containers during the last twelve months was in used containers.

Management Fee Revenue. Management fee revenue for the three months ended March 31, 2014 was $1.5 million, a decrease of $0.7 million, or 32%, from $2.2 million for the three months ended March 31, 2013. The decrease was primarily due to a 25% reduction in the size of the on-lease managed container fleet as a result of our purchase of previously managed container portfolios, and a decrease of 4% in average per diem rates in our managed fleet compared to the three months ended March 31, 2013.

The size of our managed fleet has decreased in the past several years as market conditions have favored the purchase of container portfolios from our managed container fleet rather than establishing new portfolios. We continue to believe that the management of equipment for third party investors is beneficial to our company and we will continue to pursue those opportunities. At the same time, based on market conditions, we intend to continue to pursue the purchase of container portfolios if attractive opportunities present themselves. Consequently, market conditions will dictate whether there will be net additions or subtractions from our managed fleet.

Finance Lease Income. Finance lease income of $2.1 million for the three months ended March 31, 2014 remained consistent with the three months ended March 31, 2013.

Expenses.  The following discussion explains the significant changes in expenses for the three months ended March 31, 2014 compared to the three months ended March 31, 2013:

Depreciation of Rental Equipment. Depreciation of rental equipment increased by $3.3 million, or 22%, to $18.7 million for the three months ended March 31, 2014, from $15.3 million for the three months ended March 31, 2013. This increase was primarily attributable to a 20% increase in the size of our owned container fleet, and an increase of $0.2 million in depreciation attributable to CAI Rail, reflecting the increase in size of our railcar fleet.

Gain on Disposition of Used Rental Equipment. Gain on disposition of used rental equipment decreased by $0.8 million, or 32%, to $1.8 million for the three months ended March 31, 2014, from $2.6 million for the three months ended March 31, 2013. We sold more used containers at a lower average price and margin during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Storage, Handling and Other Expenses. Storage, handling and other expenses increased by $1.7 million, or 39%, to $6.0 million for the three months ended March 31, 2014, from $4.3 million for the three months ended March 31, 2013. The increase in the size of our owned container fleet and a 2 percentage point  decrease in utilization of our owned containers have resulted in an increase in the number of containers in storage during the three months ended March 31, 2014 leading to higher storage, handling and other related charges.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased by $0.5 million, or 8%, to $6.7 million for the three months ended March 31, 2014 from $6.2 million for the three months ended March 31, 2013. The increase was primarily a result of higher professional fees incurred in the quarter.

Loss on Foreign Exchange. We recognized a loss of $0.2 million on foreign exchange transactions for the three months ended March 31, 2014 compared to a gain of $0.3 million during the three months ended March 31, 2013. Gains and losses on foreign currency primarily occur when foreign denominated financial assets and liabilities are either settled or remeasured in U.S. dollars. The loss on foreign exchange for the three months ended March 31, 2014 was primarily the result of movements in the U.S. dollar exchange rate against the Euro.

Net Interest Expense. Net interest expense of $8.8 million for the three months ended March 31, 2014 decreased by $0.7 million, or 8%, compared to $9.5 million during the three months ended March 31, 2013. The decrease in net interest expense was due primarily to the write-off of $1.1 million of prepaid financing costs in the first quarter of 2013, partially offset by an increase in our average loan principal balance as we continue to increase our borrowings to finance our acquisition of additional rental equipment.

Income Tax Expense. Income tax expense for the three months ended March 31, 2014 was $1.4 million, compared to $2.3 million for the three months ended March 31, 2013. The effective tax rate for the three months ended March 31, 2014 was 9.0% compared to 12.4% for the three months ended March 31, 2013.  The proportion of our on-lease owned fleet owned by subsidiary companies in Barbados and Bermuda, where income tax rates are lower than in the U.S., increased from approximately 88% in the three months ended March 31, 2013 to 91% in the three months ended March 31, 2014. The increase in the proportion of the fleet owned by our international subsidiaries has led to a corresponding increase in the proportion of pretax income generated in lower tax jurisdictions, resulting in a decrease in the effective tax rate.

Segment Information

The following table summarizes our results of operations for each of our business segments for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2014	2013	Amount	Percent
Equipment Leasing
Total revenue	$52,739	$48,729	$4,010	8%
Operating expenses	29,157	21,734	7,423	34
Net interest expense	8,795	9,512	(717)	(8)
Net income before income taxes and non-controlling
interest attributable to segment	$14,787	$17,483	$(2,696)	(15)
Equipment Management
Total revenue	$1,525	$2,230	$(705)	(32)%
Operating expenses	678	1,377	(699)	(51)
Net income before income taxes and non-controlling
interest attributable to segment	$847	$853	$(6)	(1)

Equipment Leasing. Total revenue from our equipment leasing segment increased $4.0 million, or 8%, to $52.7 million for the three months ended March 31, 2014 from $48.7 million for the three months ended March 31, 2013. The increase was primarily due to an increase in the number of owned containers on lease and increased revenue derived from CAI Rail’s operations,  partially offset by a reduction in owned fleet utilization and average container per diem rental rates, as described above.

Total operating expenses for the equipment leasing segment for the three months ended March 31, 2014 increased $7.4 million, or 34%, to $29.2 million, from $21.7 million for the three months ended March 31, 2013. The increase was primarily attributable to higher depreciation expense resulting from an increase in the amount of owned equipment, an increase in storage, handling and other container related expenses as a result of a decrease in utilization, and lower gain on disposition of used rental equipment.

Interest expense for the three months ended March 31, 2014 decreased $0.7 million, or 8%, to $8.8 million compared to $9.5 million for the three months ended March 31, 2013.  The decrease in net interest expense was due primarily to the write-off of $1.1 million of prepaid financing costs in the first quarter of 2013, partially offset by an increase in our average loan principal balance as we continue to increase our borrowings to finance our acquisition of additional rental equipment.

Equipment Management. Total revenue of $1.5 million from our equipment management segment for the three months ended March 31, 2014 decreased $0.7 million, or 32%, from $2.2 million for the three months ended March 31, 2013. The decrease in management fee revenue was primarily due to a  25% decrease in the size of our on-lease managed container fleet as a result of our purchase of previously managed container portfolios.

Total operating expenses for the equipment management segment decreased $0.7, or 51%, to $0.7 million for the three months ended March 31, 2014, from $1.4 for the three months ended March 31, 2013 as a result of the reduction of MG&A expense allocated to the segment due to a decrease in the proportion of managed TEUs in the total fleet during the first quarter of 2014.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash flows from operations, sales of equipment portfolios, borrowings from financial institutions and equity offerings. We believe that cash flow from operations, future sales of equipment portfolios and borrowing availability under our credit facilities are sufficient to meet our liquidity needs for at least the next 12 months.

We have typically funded a significant portion of the purchase price for new equipment through borrowings under our credit facilities. However, from time to time we have funded new equipment acquisitions through the use of working capital.

Revolving Credit Facilities

(i)  On March 15, 2013, we entered into a Third Amended and Restated Revolving Credit Agreement with a syndicate of banks to finance the acquisition of container rental equipment and for general working capital purposes.  As of March 31, 2014, the maximum commitment under our revolving credit facility was $760.0 million, which may be increased to a maximum of $960.0 million under certain conditions described in the agreement.  As of March 31, 2014, we had an outstanding balance of $271.5 million and availability of $488.4  million under our revolving credit facility (net of $0.1 million in letters of credit), subject to our ability to meet the collateral requirements under the agreement governing borrowing under the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

There is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to us. These credit commitments are part of, and not in addition to, the maximum credit commitment. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar Rate loans as defined in the revolving credit facility. As of March 31, 2014, the average interest rate on our revolving credit facility was 1.9%. Our revolving credit facility will mature in March 2018.

We intend to use our revolving credit facility primarily to fund the purchase of containers. As of March 31, 2014, we had commitments to purchase $61.8 million of rental equipment and had rental equipment payable of $23.0  million. We have typically used our cash flow from operations and the proceeds from sales of equipment portfolios to third-party investors to repay our revolving credit facility. As we expand our owned fleet, our revolving credit facility balance will be higher and will result in higher interest expense.

(ii)  On June 7, 2012, we entered into a revolving credit agreement for CAI Rail with a consortium of banks to finance the acquisition of railcars. As of March 31, 2014, the maximum credit commitment under the revolving line of credit was $85.0 million.  Borrowings under this credit facility bear interest at a variable rate. For domestic base rate loans, the interest rate is equal to the highest of (i) the daily federal funds open rate as published by the Federal Reserve Bank of New York and (ii) the administrative agent’s published “Reference Rate”, in each case plus a margin based on certain conditions.  For Eurodollar rate loans, the interest rate is equal to a LIBOR-based rate plus a margin based on certain conditions. As of March 31, 2014, the average interest rate under the agreement was 2.4%.

As of March 31, 2014, the outstanding balance under CAI Rail’s revolving credit facility was $57.0 million. As of March 31, 2014, we had $28.0 million in availability under the facility, subject to our ability to meet the collateral requirements under the agreement governing the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default. The revolving credit facility for CAI Rail will mature in June 2015.

Term Loan Facilities

(i)  On August 20, 2009, we entered into a $10.0 million five-year loan agreement with the Development Bank of Japan (DBJ). The loan is payable in 19 quarterly installments of $0.2 million starting October 31, 2009 and a final payment of $6.2 million on July 31, 2014. On March 22, 2013, we entered into an additional $30.0 million five-year loan agreement with DBJ. The loan is payable in 19 quarterly installments of $0.5 million starting July 31, 2013 and a final payment of $21.5 million on April 30, 2018. Both loans bear variable interest rates based on LIBOR. As of March 31, 2014, the loans had a combined balance of $35.1 million and an average interest rate of 2.3%.

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

On March 28, 2013, the term loan agreement was amended to: (a) reduce the principal balance of the loan from $249.4 million to $125.0 million through payment of $124.4 million from the proceeds of the $229.0 million fixed-rate asset-backed notes issued by the Company’s indirect wholly-owned subsidiary, CAL Funding II Limited (see paragraph (ii) of Asset-Backed Notes below); (b) reduce the interest rate on the remaining loan balance; and (c) revise certain covenants under the term loan agreement to provide increased flexibility to the Company.  Quarterly payments of principal have been reduced to $1.9 million with the balance of the unpaid principal due on December 20, 2016.  As of March 31, 2014, the term loan had a balance of $117.5 million and average interest rate of 2.5%.

(iii)  On April 11, 2012, we entered into another term loan agreement with a consortium of banks. The agreement, which was amended on August 31, 2012 and May 30, 2013, provides for a five year term loan of up to $142.0 million, subject to certain borrowing conditions, which amount is secured by certain of our assets. The commitment under the loan may be increased to a maximum of $200.0 million, under certain conditions described in the agreement.  The outstanding principal amounts under the term loan bear interest based on LIBOR, amortized quarterly, and require quarterly payments equal to 1.75% multiplied by the outstanding principal amount at such time. The full $142.0 million has been drawn and was primarily used to repay outstanding amounts under the revolving credit facility. All unpaid amounts then outstanding are due and payable on April 11, 2017. As of March 31, 2014, the loan had a balance of $126.8 million and an interest rate of 2.2%.

Asset-Backed Notes

(i)  On October 18, 2012, CAL II issued $171.0 million of 3.47% fixed rate asset-backed notes (Series 2012-1 Asset-Backed Notes).  Principal and interest on the Series 2102-1 Asset-Backed Notes is payable monthly commencing on November 26, 2012, and the Series 2012-1 Asset-Backed Notes mature in October 2027.  The proceeds from the Series 2012-1 Asset-Backed Notes were used to repay part of the Company’s borrowings under its senior revolving credit facility. The Series 2012-1 Asset-Backed Notes had a balance of $146.8 million as of March 31, 2014.

(ii)  On March 28, 2013, CAL II issued $229 million of 3.35% fixed rate asset-backed notes (Series 2013-1 Asset Backed Notes). Principal and interest on the Series 2013-1 Asset-Backed Notes is payable monthly commencing on April 25, 2013, and the Series 2013-1 Asset-Backed Notes mature in March 2028. The proceeds from the new Series 2013-1 Asset-Backed Notes were used partly to reduce the balance of the Company’s term loan with a consortium of banks as described in paragraph (ii) of Term Loan Facilities above, and to partially pay down the Company’s senior revolving credit facility. The Series 2013-1 Asset-Backed Notes had a balance of $206.1 million as of March 31, 2014.

The agreements under each of the asset-backed notes described above require the Company to maintain a restricted cash account to cover payment of the obligations. As of March 31, 2014, the restricted cash account had a balance of $9.0  million.

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

The Notes bear interest at 4.9% per annum, due and payable semiannually on March 13 and September 13 of each year, commencing on March 13, 2013.  In addition, CAL is required to make certain principal payments on March 13 and September 13 of each year, commencing on March 13, 2013.  Any unpaid principal and interest is due and payable on September 13, 2022.  As of March 31, 2014, the Notes had a balance of $90.6 million.

As of March 31, 2014,  we had collateralized financing obligations totaling $109.0 million (see Note 3 to our unaudited consolidated financial statements).  The obligations had an average interest rate of 1.0% as  of  March 31, 2014 with maturity dates between June 2015 and March 2017.

As of March 31, 2014, we had capital lease obligations of $4.8 million. The underlying obligations are denominated in U.S. Dollars and Euros at floating interest rates averaging 2.3% as of March 31, 2014, with maturity dates between June 2014 and June 2019.

Our term loans, senior secured notes, asset-backed notes, collateralized financing obligations and capital lease obligations are secured by specific pools of rental equipment and other assets owned by the Company, the underlying leases thereon and the Company’s interest in any money received under such contracts.

In addition to customary events of default, our revolving credit facilities and term loans contain restrictive covenants, including limitations on certain liens, indebtedness and investments.  In addition, all of our debt facilities contain various restrictive financial and other covenants.  The financial covenants in our debt facilities require us to maintain (1) a maximum consolidated funded debt to consolidated tangible net worth ratio of 3.75:1.00; and (2) a minimum fixed charge coverage ratio of 1.20:1.00. As of March 31, 2014, we were in compliance with all of our debt covenants.

Under certain conditions, as defined in our credit agreements with our banks and/or note holders, we are subject to certain cross default provisions that may result in an acceleration of principal repayment under these credit facilities if an uncured default condition were to exist. Our asset-backed notes are not subject to any such cross default provisions.

Cash Flow

The following table sets forth certain cash flow information for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013

Net income	$14,231	$16,067
Adjustments to income	11,394	8,865
Net cash provided by operating activities	25,625	24,932
Net cash used in investing activities	(58,797)	(92,690)
Net cash provided by financing activities	27,391	78,505
Effect on cash of foreign currency translation	95	(1,650)
Net (decrease) increase in cash	(5,686)	9,097
Cash at beginning of period	45,741	17,671
Cash at end of period	$40,055	$26,768

Operating Activities Cash Flows

Net cash provided by operating activities of $25.6 million for the three months ended March 31, 2014 increased $0.7 million from $24.9 million for the three months ended March 31, 2013. The increase was due primarily to a $1.6 million increase in net income as adjusted for depreciation, amortization and other non-cash items, partly offset by  a  $0.9 million reduction in our net working capital adjustments. Net working capital increased by $6.9 million in the three months ended March 31, 2014, due to a $3.5 million decrease in accounts payable, accrued expenses, due to container investors and unearned revenue, primarily caused by the timing of payments, and a $3.4 million increase in accounts receivable, reflecting the increase in revenue during the period. Net working capital increased by $6.0 million in the three months ended March 31, 2013, due to a $6.5 million decrease in accounts payable, accrued expenses, due to container investors and unearned revenue, offset by a $0.5 million decrease in accounts receivable and prepaid expenses and other assets.

Investing Activities Cash Flows

Net cash used in investing activities decreased $33.9 million to $58.8 million for the three months ended March 31, 2014 from  $92.7 million for the three months ended March 31, 2013. The decrease in cash usage was primarily attributable to a $30.5 million decrease in the purchase of rental equipment,  and an increase of $2.6 million in cash proceeds received from dispositions of used rental equipment.

Financing Activities Cash Flows

Net cash provided by financing activities for the three months ended March 31, 2014 decreased $51.1 million compared to the three months ended March 31, 2013 primarily as a result of lower net borrowings being required to finance the acquisition of rental equipment.  During the three months ended March 31, 2014, our net cash inflow from borrowings was $27.1 million compared to $89.4 million for the three months ended March 31, 2013, reflecting the reduction in investment in rental equipment during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments by due date as of March 31, 2014 (in thousands):

	Payments Due by Period
		Less than	1-2	2-3	3-4	4-5	More than
	Total	1 year	years	years	years	years	5 years
Total debt obligations:
Revolving credit facilities	$328,469	$-	$56,969	$-	$-	$271,500	$-
Term loans	279,325	25,640	19,240	114,240	98,755	21,450	-
Senior secured notes	90,640	8,240	8,240	6,110	6,110	6,110	55,830
Asset backed notes	352,875	40,000	40,000	40,000	40,000	40,000	152,875
Collateralized financing obligations	109,003	-	81,469	27,534	-	-	-
Capital lease obligations	4,819	1,824	1,426	655	511	351	52
Interest on debt and capital lease obligations (1)	123,374	28,641	27,950	23,022	16,577	9,017	18,167
Rental equipment payable	23,043	23,043	-	-	-	-	-
Rent, office facilities and equipment	4,020	1,290	1,059	1,060	611	-	-
Equipment purchase commitments	61,791	61,791	-	-	-	-	-
Total contractual obligations	$1,377,359	$190,469	$236,353	$212,621	$162,564	$348,428	$226,924

(1)

Our estimate of interest expense commitment includes $22.1 million relating to our revolving credit facilities, $18.1 million relating to our term loans, $26.1 million relating to our senior secured notes, $53.4 million relating to our asset back notes, $3.4 million relating to our collateralized financing obligations and $0.2 million relating to our capital lease obligations. The calculation of interest commitment related to our debt assumes the following weighted average interest rates as of March 31, 2014:  revolving credit facilities, 2.0%; term loans, 2.4%; senior secured notes, 4.9%; asset-backed notes, 3.4%; collateralized financing obligations, 1.0%; and capital lease obligations, 2.3%. These calculations assume that weighted interest rates will remain at the same level over the next five years. We expect that the interest rate will vary over time based upon fluctuations in the underlying indexes upon which this interest rate is based.

See Note 6 to our unaudited consolidated financial statements included in this filing for a description of the terms of our debt.

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no off-balance sheet arrangements or obligations other than noted below. An off-balance sheet arrangement includes any contractual obligation, agreement or transaction arrangement involving an unconsolidated entity under which we would have: (1) retained a contingent interest in transferred assets; (2) an obligation under derivative instruments classified as equity; (3) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing, hedging or research and development services with us; or (4) made guarantees.

We transferred ownership of certain equipment to Japanese equipment funds which were established by Japan Investment Adviser Co., Ltd. (JIA) and CAIJ. CAIJ is an 80%-owned subsidiary of CAI with the remaining 20% owned by JIA. Prior to September 30, 2013, JIA was owned and controlled by a Managing Director of CAIJ. Prior to the purchase of equipment from us, the purchasing entities had received contributions from unrelated Japanese investors, under separate Japanese investment agreements allowed under Japanese commercial laws. The contributions were used to purchase equipment from us. Under the terms of the agreements, the CAI-related Japanese entities manage each of the investments but may outsource the whole or part of each operation to a third party. Pursuant to its services agreements with investors, the Japanese equipment funds have outsourced the general management of their operations to CAIJ. The Japanese equipment funds have also entered into equipment management service agreements and financing arrangements whereby we manage the leasing activity of equipment owned by the Japanese equipment funds. The profit or loss from each investment will substantially belong to each respective investor, except with respect to certain financing arrangements where the terms of the transaction provide us with an option to purchase the equipment at a fixed price. If we decide to exercise our purchase options and resell the equipment to a third party, then we would realize any profit from the sale. See Notes 3 and 11 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

There have been no changes to our accounting policies during the three months ended March 31, 2014.  See Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 28, 2014.

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

Foreign Exchange Rate Risk. Although we have significant foreign-based operations, the U.S. Dollar is our primary operating currency. Thus, most of our revenue and expenses are denominated in U.S. Dollars. We have equipment sales in British Pound Sterling, Euros and Japanese Yen and incur overhead costs in foreign currencies, primarily in British Pound Sterling and Euros. CAI Consent Sweden AB, one of our wholly-owned subsidiaries, has significant amounts of revenue as well as expenses denominated in Euros and Swedish Krone. During the three months ended March 31, 2014, the U.S. Dollar decreased in value in relation to other major foreign currencies (such as the Euro and British Pound Sterling). The decrease in the U.S. Dollar has increased our revenues and expenses denominated in foreign currencies. The decrease in the value of the U.S. Dollar relative to foreign currencies will also result in U.S. dollar denominated assets held at some of our foreign subsidiaries to decrease in value relative to the foreign subsidiaries’ local currencies. For the three months ended March 31, 2014, we recognized a loss on foreign exchange of $0.2 million. A 10% change in foreign exchange rates would not have a material impact on our business, financial position, results of operations or cash flows.

Interest Rate Risk. The nature of our business exposes us to market risk arising from changes in interest rates to which our variable-rate debt is linked. As of  March 31, 2014, the principal amount of debt outstanding under the variable-rate arrangement of our revolving credit facilities was $328.5 million.  In addition, at March 31, 2014 we had balances on our variable rate term loans of $279.3 million and $4.8 million of variable rate capital lease obligations. The average interest rate on our variable rate debt was  2.2% as of March 31, 2014 based on LIBOR plus a margin based on certain conditions.

A 1.0% increase or decrease in underlying interest rates for these obligations will increase or decrease interest expense by approximately $6.1 million annually assuming debt remains constant at March 31, 2014 levels.

We do not currently participate in hedging, interest rate swaps or other transactions to manage the market risks described above.

ITEM 4.CONTROLS AND PROCEDURES

 Management Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2014 our disclosure controls and procedures were effective with respect to controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and are accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act) that occurred during the three months ended March 31, 2014, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

From time to time we may be a party to litigation matters or disputes arising in the ordinary course of business, including in connection with enforcing our rights under our leases. Currently, we are not a party to any legal proceedings which are material to our business, financial condition, results of operations or cash flows.

ITEM 1A.RISK FACTORS

Before making an investment decision, investors should carefully consider the risks described in the “Risk Factors” in Part 1: Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 28, 2014. The risks described in the aforementioned filing are not the only ones facing our company. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations. Any of these risks could adversely affect our business, cash flows, financial condition and results of operations. The trading price of our common stock could fluctuate due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form10-Q. There have been no material changes in our risk factors from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

CAI International, Inc.
(Registrant)

May 8, 2014	/s/ VICTOR M. GARCIA
Victor M. Garcia
President and Chief Executive Officer
(Principal Executive Officer)

May 8, 2014	/s/ TIMOTHY B. PAGE
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

101

The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the three months ended March 31, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013 (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (v) Notes to Unaudited Consolidated Financial Statements.