Form 10-Q
period 2014-06-30
CAI International, Inc.
filed 2014-08-06
CIK 1388430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common	July 31, 2014
Common Stock, $.0001 par value per share	21,116,459 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

 CAI INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

(UNAUDITED)

	June 30,	December 31,
	2014	2013
Assets
Current assets
Cash	$19,814	$31,141
Cash held by variable interest entities	27,171	14,600
Accounts receivable (owned fleet), net of allowance for doubtful accounts
of $411 and $503 at June 30, 2014 and December 31, 2013, respectively	44,544	41,226
Accounts receivable (managed fleet)	10,257	10,646
Current portion of direct finance leases	16,220	12,998
Prepaid expenses	13,705	14,803
Other current assets	5,569	5,553
Total current assets	137,280	130,967
Restricted cash	8,743	9,253
Rental equipment, net of accumulated depreciation of $244,057 and
$210,165 at June 30, 2014 and December 31, 2013, respectively	1,520,886	1,465,092
Net investment in direct finance leases	78,889	68,210
Furniture, fixtures and equipment, net of accumulated depreciation of
$1,891 and $1,697 at June 30, 2014 and December 31, 2013, respectively	1,155	1,390
Intangible assets, net of accumulated amortization of $4,822 and $4,638
at June 30, 2014 and December 31, 2013, respectively	476	677
Total assets (1)	$1,747,429	$1,675,589

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$7,552	$8,002
Accrued expenses and other current liabilities	6,799	6,230
Due to container investors	13,025	14,815
Unearned revenue	8,777	6,862
Short term line of credit	75,000	-
Current portion of debt	154,906	74,080
Current portion of capital lease obligations	1,429	1,921
Rental equipment payable	25,506	45,181
Total current liabilities	292,994	157,091
Debt	985,860	1,058,628
Deferred income tax liability	41,979	41,378
Capital lease obligations	2,189	3,366
Total liabilities (2)	1,323,022	1,260,463

Stockholders' equity
Common stock: par value $.0001 per share; authorized 84,000,000 shares; issued and outstanding
21,375,914 and 22,240,673 shares at June 30, 2014 and December 31, 2013, respectively	2	2
Additional paid-in capital	165,746	184,263
Accumulated other comprehensive loss	(2,367)	(2,356)
Retained earnings	260,340	232,623
Total CAI stockholders' equity	423,721	414,532
Non-controlling interest	686	594
Total stockholders' equity	424,407	415,126
Total liabilities and stockholders' equity	$1,747,429	$1,675,589

(1)

Total assets at June 30, 2014 and December 31, 2013 include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash, $27,171 and $14,600; Net investment in direct finance leases, $141 and $137; and Rental equipment net of accumulated depreciation, $101,952  and $84,107, respectively.

(2)

Total liabilities at June 30, 2014 and December 31, 2013 include the following VIE liabilities for which the VIE creditors do not have recourse to CAI International, Inc.: Debt, $130,167  and $101,269, respectively.

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue
Rental revenue	$51,493	$48,387	$102,177	$95,010
Management fee revenue	1,595	2,294	3,120	4,524
Finance lease income	2,224	2,306	4,279	4,412
Total revenue	55,312	52,987	109,576	103,946

Operating expenses
Depreciation of rental equipment	19,056	16,285	37,719	31,618
Amortization of intangible assets	99	227	198	454
Gain on disposition of used rental equipment	(1,534)	(1,857)	(3,324)	(4,493)
Storage, handling and other expenses	6,797	4,333	12,790	8,632
Marketing, general and administrative expenses	6,397	6,031	13,103	12,219
Loss (gain) on foreign exchange	153	125	317	(175)
Total operating expenses	30,968	25,144	60,803	48,255

Operating income	24,344	27,843	48,773	55,691

Interest expense	8,883	8,955	17,678	17,359
Write-off of deferred financing costs	-	-	-	1,108
Interest income	(1)	(1)	(5)	(4)
Net interest expense	8,882	8,954	17,673	18,463

Net income before income taxes and non-controlling interest	15,462	18,889	31,100	37,228
Income tax expense	1,968	1,958	3,375	4,230

Net income	13,494	16,931	27,725	32,998
Net income attributable to non-controlling interest	(48)	-	(8)	-
Net income attributable to CAI common stockholders	$13,446	$16,931	$27,717	$32,998

Net income per share attributable to CAI common stockholders
Basic	$0.61	$0.76	$1.26	$1.49
Diluted	$0.60	$0.75	$1.23	$1.45

Weighted average shares outstanding
Basic	21,910	22,144	22,061	22,115
Diluted	22,355	22,711	22,506	22,690

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$13,494	$16,931	$27,725	$32,998
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(76)	189	(11)	(990)
Comprehensive income	13,418	17,120	27,714	32,008
Comprehensive loss attributable to non-controlling interest	(48)	-	(8)	-
Comprehensive income attributable to CAI common stockholders	$13,370	$17,120	$27,706	$32,008

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net income	$27,725	$32,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	37,973	31,881
Amortization of debt issuance costs	1,375	2,398
Amortization of intangible assets	198	454
Stock-based compensation expense	842	678
Loss (gain) on foreign exchange	122	(162)
Gain on disposition of used rental equipment	(3,324)	(4,493)
Deferred income taxes	630	(52)
Bad debt expense	(19)	86
Changes in other operating assets and liabilities:
Accounts receivable	(4,688)	2,711
Prepaid expenses and other assets	(291)	338
Accounts payable, accrued expenses and other current liabilities	1,776	(1,610)
Due to container investors	(1,789)	(5,857)
Unearned revenue	1,920	(855)
Net cash provided by operating activities	62,450	58,515
Cash flows from investing activities
Purchase of rental equipment	(157,767)	(237,043)
Net proceeds from disposition of used rental equipment	26,496	15,542
Purchase of furniture, fixtures and equipment	(19)	(52)
Receipt of principal payments from direct financing leases	7,297	5,850
Net cash used in investing activities	(123,993)	(215,703)
Cash flows from financing activities
Proceeds from debt	240,560	486,170
Principal payments on debt	(159,282)	(300,366)
Debt issuance costs	-	(6,522)
Decrease (increase) in restricted cash	510	(5,387)
Repurchase of stock	(19,387)	-
Stock issuance costs	-	(148)
Exercise of stock options	28	1,165
Net cash provided by financing activities	62,429	174,912
Effect on cash of foreign currency translation	358	(1,807)
Net increase in cash	1,244	15,917
Cash at beginning of the period	45,741	17,671
Cash at end of the period	$46,985	$33,588

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$678	$4,265
Interest	16,422	15,293
Supplemental disclosure of non-cash investing and financing activity
Transfer of rental equipment to direct finance lease	$21,206	$27,472
Transfer of direct finance lease to rental equipment	-	30,118

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)The Company and Nature of Operations

Organization

CAI International, Inc. and its subsidiaries (collectively, CAI or the Company) operate primarily in the international intermodal marine cargo container leasing business. The Company purchases and leases containers principally to international container shipping lines located throughout the world. The Company also owns a fleet of railcars, which it leases in North America. The Company generates revenue from two reportable segments: equipment leasing and equipment management. The equipment leasing segment specializes in the ownership and leasing of intermodal containers and rail cars. The equipment management segment purchases and sells equipment to third-party investor groups, and provides management services to those investors in return for a management fee.

The Company’s common stock is traded on the New York Stock Exchange under the symbol “CAP”. The Company’s corporate headquarters are located in San Francisco, California.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries, and its 80% owned subsidiary, CAIJ, Inc. (CAIJ). The equity attributable to the minority interest in CAIJ is shown as a non-controlling interest on the Company’s consolidated balance sheets as of June 30, 2014 and December 31, 2013, and the related net income is presented as net income attributable to non-controlling interest on the Company’s consolidated statement of income for the three and six months ended June 30, 2014. The non-controlling interest in CAIJ was immaterial and not included in the consolidated statements of income for the three and six months ended June 30, 2013.  All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position as of June 30, 2014 and December 31, 2013, the Company’s results of operations for the three and six months ended June 30, 2014 and 2013, and the Company’s cash flows for the six months ended June 30, 2014 and 2013.  The results of operations and cash flows for the periods presented are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2014 or in any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 28, 2014.

(2)Accounting Policies and Recent Accounting Pronouncements

(a)Accounting Policies

There were no changes to the Company’s accounting policies during the six months ended June 30, 2014. See Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 28, 2014, for a description of the Company’s significant accounting policies.

(b)Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). This new standard will replace all current U.S. GAAP guidance on this topic and eliminate industry-specific guidance. Leasing revenue recognition is specifically excluded from this ASU, and therefore, the new standard will only apply to sales of equipment portfolios and dispositions of used equipment. The guidance is effective for interim and annual periods beginning after December 15, 2016, with early application prohibited. Adoption of the guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

Managed Container Funds

All container funds under management by the Company are considered VIEs because as manager of the funds, the Company has the power to direct the activities that most significantly impact the entity’s economic performance including the leasing and managing of containers owned by the funds. The fees earned for arranging, managing and establishing the funds are not significant to the expected returns of the funds so the Company does not have a variable interest in the funds. The rights to receive benefits and obligations to absorb losses that could potentially be significant to the funds belong to the third party investors, so the Company concluded that it is not the primary beneficiary of the funds. The Company recognizes gain on sale of containers to the unconsolidated VIEs as sales in the ordinary course of business. For the three and six months ended June 30, 2014 and 2013, the Company sold no container portfolios to the Japanese VIEs.

Collateralized Financing Obligations

As of June 30, 2014, the Company has transferred containers with a total net book value of $123.6  million at the time of transfer to Japanese investor funds while concurrently entering into lease agreements for the same containers, under which the Company leases the containers back from the Japanese investors.  In accordance with ASC 840, Sale-Leaseback Transactions, the Company concluded these were financing transactions under which sale-leaseback accounting was not applicable.

The container funds under financing arrangements are considered VIEs under ASC 810 because as lessee of the funds, the Company has the power to direct the activities that most significantly impact each entity’s economic performance including the leasing and managing of containers owned by the funds. The terms of the transactions include options for the Company to purchase the containers from the funds at a fixed price. As a result of the residual interest resulting from the fixed price call option, the Company concluded that it may absorb a significant amount of the variability associated with the funds’ anticipated economic performance and, as a result, the Company has a variable interest in the funds. As the Company has the power to direct the activities that most significantly impact the economic performance of the VIEs and the variable interest provides the Company with the right to receive benefits from the entity that could potentially be significant to the funds, the Company determined that it is the primary beneficiary of these VIEs and included the VIEs assets and liabilities as of June 30, 2014 and December 31, 2013, the results of the VIE’s operations for the three and six months ended June 30, 2014 and 2013 and cash flows for the six months ended June 30, 2014 and 2013, in the Company’s consolidated financial statements.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The containers that were transferred to the Japanese investor funds had a net book value of  $102.1  million as of June 30, 2014.  The container equipment, together with $27.2  million of cash held by the investor funds, has been included on the Company’s consolidated balance sheet with the offsetting liability related to the funds presented in the debt section of the Company’s consolidated balance sheet as collateralized financing obligations of  $119.4  million and term loan held by VIE of $10.8 million.  See Note 6(e) and 6(f) for additional information. No gain or loss was recognized by the Company on the initial consolidation of the VIEs.

(4)Net Investment in Direct Finance Leases

The following table represents the components of the Company’s net investment in direct finance leases (in thousands):

	June 30,	December 31,
	2014	2013
Gross finance lease receivables (1)	$119,145	$103,887
Unearned income (2)	(24,036)	(22,679)
Net investment in direct finance leases	$95,109	$81,208

(1)

At the inception of the lease, the Company records the total minimum lease payments, executory costs, if any, and unguaranteed residual value as gross finance lease receivables. The gross finance lease receivables are reduced as customer payments are received.  There was no unguaranteed residual value at June 30, 2014 and approximately $0.1 million at December 31, 2013 included in gross finance lease receivables. There were no executory costs included in gross finance lease receivables as of June 30, 2014 and December 31, 2013.

(2)

The difference between the gross finance lease receivables and the cost of the equipment or carrying amount at the lease inception is recorded as unearned income. Unearned income together with initial direct costs, are amortized to income over the lease term so as to produce a constant periodic rate of return. There were no unamortized initial direct costs as of June 30, 2014 and December 31, 2013.

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

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Based on the above categories, the Company's gross finance lease receivables were as follows (in thousands):

	June 30,	December 31,
	2014	2013
Tier 1	$93,098	$85,990
Tier 2	26,047	17,897
Tier 3	-	-
	$119,145	$103,887

Contractual maturities of the Company's gross finance lease receivables subsequent to and as of June 30, 2014 for the years ending June 30 were as follows (in thousands):

2015	$24,320
2016	23,743
2017	24,207
2018	29,077
2019	11,157
2020 and thereafter	6,641
$119,145

(5)Intangible Assets

The Company amortizes intangible assets on a straight line basis over their estimated useful lives as follows:

Trademarks	1-10 years
Contracts – owned equipment	5-7 years

Total amortization expense was $0.1 million and $0.2 million for the three months ended June 30, 2014 and 2013, respectively, and $0.2 million and $0.5 million for the six months ended June 30, 2014 and 2013, respectively.

Intangible assets as of June 30, 2014 and December 31, 2013 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2014
Trademarks	$1,279	$(1,026)	$253
Contracts- owned equipment	4,019	(3,796)	223
	$5,298	$(4,822)	$476
December 31, 2013
Trademarks	$1,278	$(962)	$316
Contracts- owned equipment	4,037	(3,676)	361
	$5,315	$(4,638)	$677

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)  Debt, Short Term Line of Credit and Capital Lease Obligations

Debt

Details of the Company’s debt as of June 30, 2014 and December 31, 2013 were as follows (dollars in thousands):

		June 30, 2014			December 31, 2013
		Outstanding		Average	Outstanding		Average	Agreement
Reference		Current	Long-term	Interest	Current	Long-term	Interest	Terminates

(a)(i)	Revolving credit facility	$-	$241,000	1.9%	$-	$235,000	1.9%	March 2018
(a)(ii)	Revolving credit facility - Rail	61,769	-	2.4%	-	54,469	2.4%	June 2015
(b)(i)	Term loan	8,000	26,400	2.3%	8,400	27,300	2.3%	April 2018
(b)(ii)	Term loan	7,500	108,125	2.5%	7,500	111,875	2.5%	December 2016
(b)(iii)	Term loan	9,940	114,350	2.2%	9,940	119,320	2.2%	April 2017
(c)	Senior secured notes	8,240	82,400	4.9%	8,240	86,520	4.9%	September 2022
(d)	Asset backed notes	40,000	302,875	3.4%	40,000	322,875	3.4%	March 2028
(e)	Collateralized financing obligations	17,628	101,779	1.0%	-	101,269	1.0%	June 2019
(f)	Term loans held by VIE	1,829	8,931	2.6%	-	-	-	June 2019

	Total Debt	$154,906	$985,860		$74,080	$1,058,628

(a)Revolving Credit Facilities

Revolving credit facilities consist of the following:

(i) On March 15, 2013, the Company entered into a Third Amended and Restated Revolving Credit Agreement with a syndicate of banks to finance the acquisition of container rental equipment and for general working capital purposes.  As of June 30, 2014, the maximum commitment under the revolving credit facility was $760.0 million.  The Company’s revolving credit facility may be increased up to a maximum of $960.0 million, in accordance with the terms of the agreement, so long as no default or event of default exists either before or immediately after giving effect to the increase. There is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The revolving credit agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to the Company. These credit commitments are part of, and not in addition to, the total commitment provided under the agreement. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the revolving credit agreement.  In addition to various financial and other covenants, the Company’s revolving credit facility also includes certain restrictions on the Company’s ability to incur other indebtedness or pay dividends to stockholders.  As of June 30, 2014, the Company was in compliance with the terms of the revolving credit facility.

As of June 30, 2014, the Company had  $518.9  million in availability under the revolving credit facility (net of $0.1 million in letters of credit) subject to its ability to meet the collateral requirements under the agreement governing borrowing under the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

The Company’s revolving credit facility, including any amounts drawn on the facility, is secured by substantially all of the assets of the Company (not otherwise used as security for its other credit facilities) including the equipment owned by the Company, the underlying leases thereon and the Company’s interest in any money received under such contracts.

(ii) On June 7, 2012, the Company and CAI Rail Inc. (CAI Rail), a wholly-owned subsidiary of the Company, entered into a revolving credit agreement with a consortium of banks to finance the acquisition of railcars.  As of June 30, 2014, the maximum credit commitment under the revolving credit facility was $85.0 million.

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

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of June 30, 2014, CAI Rail had  $23.2  million in availability under the revolving credit facility, subject to its ability to meet the collateral requirements under the agreement governing the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

The agreement governing CAI Rail’s revolving credit facility contains various financial and other covenants.  As of June 30, 2014, CAI Rail was in compliance with the terms of the revolving credit facility.  CAI Rail’s revolving credit facility, including any amounts drawn on the facility, is secured by all of the assets of CAI Rail and is guaranteed by the Company.

On July 25, 2014, CAI Rail entered into an Amended and Restated Revolving Credit Agreement with a consortium of banks, pursuant to which the prior revolving credit facility was refinanced. The amended and restated revolving credit facility, which contains similar terms to the prior facility, was amended to, among other things: (a) extend the term five years from the closing date, (b) reduce the interest rate by fifty basis points, (c) increase the commitment level from $85.0 million to $250.0 million, with the ability to increase the facility up to $325.0 million, subject to certain conditions, and (d) revise certain of the covenants and restrictions under the prior facility to provide CAI Rail with additional flexibility.

(b)Term Loans

Term loans consist of the following:

(i)  On August 20, 2009, the Company entered into a $10.0 million five-year loan agreement with the Development Bank of Japan (DBJ). The loan is payable in 19 quarterly installments of $0.2 million starting October 31, 2009 and a final payment of $6.2 million on July 31, 2014. On March 22, 2013, the Company entered into an additional $30.0 million five-year loan agreement with DBJ. The loan is payable in 19 quarterly installments of $0.5 million starting July 31, 2013 and a final payment of $21.5 million on April 30, 2018. Both loans bear interest at variable rates based on LIBOR. As of June 30, 2014, the loans had a combined balance of  $34.4 million.

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

On March 28, 2013, the term loan agreement was amended to: (a) reduce the principal balance of the loan from $249.4 million to $125.0 million through payment of $124.4 million from the proceeds of the $229.0 million fixed-rate asset-backed notes issued by the Company’s indirect wholly-owned subsidiary, CAL Funding II Limited (see Note 6(d) below); (b) reduce the interest rate on the remaining loan balance; and (c) revise certain covenants under the term loan agreement to provide increased flexibility to the Company. Quarterly payments of principal have been reduced to $1.9 million with the balance of the unpaid principal due on December 20, 2016. As of June 30, 2014, the term loan had a balance of $115.6  million.

(iii) On April 11, 2012, the Company entered into a term loan agreement with a consortium of banks. The agreement, which was amended on August 31, 2012 and May 30, 2013, provides for a five year term loan of up to $142.0 million, subject to certain borrowing conditions, which amount is secured by certain assets of the Company. The commitment under the loan may be increased to a maximum of $200.0 million under certain conditions described in the agreement. The outstanding principal amounts under the term loan bear interest based on LIBOR, amortized quarterly, and require quarterly payments equal to 1.75% multiplied by the outstanding principal amount at such time. The facility contains various financial and other covenants. The full $142.0 million has been drawn and was primarily used to repay outstanding amounts under the Company’s senior revolving credit facility. All unpaid amounts then outstanding are due and payable on April 11, 2017.  As of June 30, 2014, the loan had a balance of $124.3 million.

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

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Notes bear interest at 4.9% per annum, due and payable semiannually on March 13 and September 13 of each year, commencing on March 13, 2013.  In addition, CAL is required to make certain principal payments on March 13 and September 13 of each year, commencing on March 13, 2013.  Any unpaid principal and interest is due and payable on September 13, 2022. The Note Purchase Agreement provides that CAL may prepay at any time all or any part of the Notes in an amount not less than 10% of the aggregate principal amount of the Notes then outstanding. As of June 30, 2014, the Notes had a balance of $90.6  million.

 (d)Asset-Backed Notes

On October 18, 2012, CAL Funding II Limited (CAL II), a wholly-owned indirect subsidiary of CAI, issued $171.0 million of 3.47% fixed rate asset-backed notes (Series 2012-1 Asset-Backed Notes).  Principal and interest on the Series 2012-1 Asset-Backed Notes is payable monthly commencing on November 26, 2012, and the Series 2012-1 Asset-Backed Notes mature in October 2027.  The proceeds from the Series 2012-1 Asset-Backed Notes were used to repay part of the Company’s borrowings under its senior revolving credit facility. As of June 30, 2014, the Series 2012-1 Asset-Backed Notes had a balance of  $142.5 million.

On March 28, 2013, CAL II issued $229.0 million of 3.35% fixed rate asset-backed notes (Series 2013-1 Asset-Backed Notes). Principal and interest on the Series 2013-1 Asset-Backed Notes is payable monthly commencing on April 25, 2013, and the Series 2013-1 Asset-Backed Notes mature in March 2028. The proceeds from the Series 2013-1 Asset-Backed Notes were used partly to reduce the balance of the Company’s term loan as described in Note 6 (b)(ii) above, and to partially pay down the Company’s senior revolving credit facility. The Series 2013-1 Asset-Backed Notes had a balance of  $200.4  million as of June 30, 2014.

          The agreements under each of the asset-backed notes described above require the Company to maintain a restricted cash account to cover payment of the obligations. As of June 30, 2014, the restricted cash account had a balance of $8.7 million.

(e)Collateralized Financing Obligations

As of June 30, 2014, the Company had collateralized financing obligations of $119.4  million (see Note 3). The obligations had an average interest rate of 1.0% as of June 30, 2014 with maturity dates between June 2015 and June 2019. The debt is secured by a pool of containers covered under the financing arrangements.

(f)Term Loans Held by VIE

On June 25, 2014, one of the Japanese investor funds that is consolidated by the Company as a VIE (see Note 3) entered into a term loan agreement with a Japanese bank.   Under the terms of the agreement, the Japanese investor fund entered two loans; a five year, amortizing loan of $9.2 million at a fixed interest rate of 2.7%, and a five year, non-amortizing loan of $1.6 million at a variable interest rate based on LIBOR.  The debt is secured by assets of the Japanese investor fund, and is subject to certain borrowing conditions set out in the loan agreement.   As of June 30, 2014, the term loans held by the Japanese investor fund totaled $10.8 million and had an average interest rate of 2.6%.

The Company's term loans, senior secured notes, asset-backed notes, collateralized financing obligations and term loans held by VIEs are each secured by specific pools of rental equipment and other assets owned by the Company, the underlying leases thereon and the Company’s interest in any money received under such contracts. The agreements relating to all of the Company’s debt contain various financial and other covenants. As of June 30, 2014, the Company was in compliance with all of its debt covenants.

Short Term Line of Credit

On May 8, 2014, CAL entered into a short term uncommitted line of credit agreement.  Under this credit agreement, CAL is eligible to borrow up to $75.0 million, subject to certain borrowing conditions.  Loans made under the line of credit are repayable after 3 months, and bear a variable interest rate based on LIBOR.  The full $75.0 million has been drawn and was primarily used to repay outstanding amounts under the Company’s senior revolving credit facility. As of June 30, 2014, the loan had a balance of $75.0 million, which is due and payable on September 24, 2014.  Interest is charged on the outstanding loan at an annual rate of 1.5%.

Capital Lease Obligations

As of June 30, 2014, the Company had capital lease obligations of $3.6 million. The underlying obligations are denominated in U.S. Dollars and Euros at floating interest rates averaging 2.4% as of June 30, 2014 with maturity dates between September 2014 and June 2019. The loans are secured by containers covered by the lease obligations.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7) Stock–Based Compensation Plan

Stock Options

The following table summarizes the Company’s stock option activities for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014		2013
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Options outstanding at January 1	1,263,485	$14.84	1,335,680	$13.41
Options granted - employees	120,000	$22.09	51,300	$26.41
Options granted - directors	50,000	$22.09	40,000	$26.41
Options forfeited - employees	(5,417)	$22.55	(834)	$5.60
Options exercised - employees	(1,583)	$17.77	(98,661)	11.80

Options outstanding at June 30	1,426,485	$15.67	1,327,485	$14.43
Options exercisable	1,134,635	$13.97	1,075,810	$12.37
Weighted average remaining term	5.0 years		5.7 years

Stock options granted to employees have a vesting period of four years from grant date, with 25% vesting after one year, and 1/48th vesting each month thereafter until fully vested. Stock options granted to independent directors vest in one year.

The Company recorded stock-based compensation expense of  $0.4 million for the three months ended June 30, 2014 and 2013, respectively, and $0.8 million and $0.7 million for the six months ended June 30, 2014 and 2013, respectively.  As of June 30, 2014, the remaining unamortized stock-based compensation cost relating to stock options granted to the Company’s employees  and independent directors was approximately $3.2 million which is to be recognized over the remaining weighted average vesting period of approximately 2.7 years.

The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2014 was less than $0.1 million. The aggregate intrinsic value of all options outstanding as of June 30, 2014 was  $10.0 million based on the closing price of the Company’s common stock of $22.01 per share on June 30, 2014, the last trading day of the quarter.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair value of the stock options granted to the Company’s employees and independent directors was estimated using the Black-Scholes-Merton pricing model using the following weighted average assumption:

	Six Months Ended June 30,
	2014	2013
Stock price	$22.09	$26.41
Exercise price	$22.09	$26.41
Expected term:
Employees	6.25 years	6.25 years
Directors	5.5 years	5.5 years
Expected volatility:
Employees	53.50%	56.70%
Directors	44.80%	58.60%
Dividend yield	-%	-%
Risk free rate:
Employees	1.98%	1.35%
Directors	1.79%	1.16%

The expected option term is calculated using the simplified method in accordance with SEC guidance. The expected volatility was derived from the average volatility of the Company’s stock over a period approximating the expected term of the options. The risk-free rate is based on daily U.S. Treasury yield curve with a term approximating the expected term of the options. No forfeiture rate was estimated on all options granted during the six months ended June 30, 2014 and 2013 as management believes that none of the grantees will leave the Company within the option vesting period.

Restricted Stock

During 2013, the Company granted 28,150 shares of restricted common stock valued at $0.7 million to certain employees. During the six months ended June 30, 2014, the Company granted an additional 23,500 shares of restricted common stock valued at $0.5  million to certain employees.  The restricted stock was valued based on the closing price of the Company’s stock on the date of grant. The restricted stock has a vesting period of 4 years.

During the six months ended June 30, 2014,  6,803 shares with a weighted average grant date fair value of $26.10 per share were vested while 1,500 shares with a weighted average grant date fair value of $26.41 per share were forfeited, leaving a balance of 43,347 unvested shares as of June 30, 2014.

The Company recognized less than $0.1  million of stock compensation expense relating to restricted stock for the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2013, and $0.1 million for the six months ended June 30, 2014. As of June 30, 2014, unamortized stock compensation expense relating to restricted stock was $1.0 million to be recognized over the remaining average vesting period of 3.4 years.

Stock-based compensation expense is recorded as a component of marketing, general and administrative expense in the Company’s consolidated statements of income with a corresponding credit to additional paid-in capital in the Company’s consolidated balance sheet.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(8)Income Taxes

The consolidated income tax expense for the three and six months ended June 30, 2014 and 2013 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2014 and 2013, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to foreign income taxes, state income taxes and the effect of certain permanent differences.

The Company’s estimated full year effective tax rate, before certain non-recurring discrete items, was  9.0% at June 30, 2014 compared to 11.0% at June 30, 2013. The lower effective tax rate for the three and six months ended June 30, 2014 was due primarily to higher pretax income from foreign operations where statutory rates are lower than the U.S. income tax rates.

The Company recognizes in the financial statements a liability for tax uncertainty if it is more likely than not that the position will be sustained on audit, based on the technical merits of the position. As of June 30, 2014, the Company had unrecognized tax benefits of  $0.2 million, which if recognized, would reduce the Company’s effective tax rate. Total accrued interest relating to unrecognized tax benefits was less than $0.1 million as of June 30, 2014. The Company does not believe the total amount of unrecognized tax benefits as of June 30, 2014 will increase or decrease for the remainder of 2014.

(9)Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, accounts payable and short term line of credit approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s collateralized financing obligations of $119.4 million as of June 30, 2014 were estimated to have a fair value of approximately  $116.6  million based on the fair value of estimated future payments calculated using prevailing interest rates. The fair value of these financial instruments would be categorized as Level 3 of the fair value hierarchy.  Management believes that the balances of the Company’s revolving credit facilities of $302.8 million, term loans totaling  $274.3  million,  senior secured notes of $90.6 million, asset-backed notes of $342.9 million, term loans held by VIE of $10.8 million, net investment in direct finance leases of  $95.1 million and capital lease obligations of $3.6 million approximate their fair values as of June 30, 2014. The fair value of these financial instruments would be categorized as Level 3 of the fair value hierarchy.

(10)Commitments and Contingencies

In addition to its debt obligations described in Note 6 above, the Company had commitments to purchase approximately $129.3 million of rental equipment as of June 30, 2014. The Company also utilizes certain office facilities and equipment under long-term non-cancellable operating lease agreements with total future minimum lease payments of approximately $3.7  million as of June 30, 2014.

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

During the three months ended June 30, 2014, the Company purchased, and subsequently cancelled, 400,000 shares of the Company’s common stock from Mr. Hiromitsu Ogawa, the Chairman of the Board of Directors.  The shares were purchased for proceeds totaling $8.8 million.

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

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables show condensed segment information for the three and six months ended June 30, 2014 and 2013, reconciled to the Company’s net income before income taxes and non-controlling interest as shown in its consolidated statements of income (in thousands):

	Three Months Ended June 30, 2014
	Equipment Leasing	Equipment Management	Unallocated	Total
Total revenue	$53,717	$1,595	$-	$55,312
Total operating expenses	30,321	647	-	30,968
Operating income	23,396	948	-	24,344
Net interest expense	8,883	-	(1)	8,882
Net income before income taxes and non-controlling interest	$14,513	$948	$1	$15,462
Total assets	$1,737,112	$10,317	$-	$1,747,429

	Three Months Ended June 30, 2013
	Equipment Leasing	Equipment Management	Unallocated	Total
Total revenue	$50,693	$2,294	$-	$52,987
Total operating expenses	23,799	1,345	-	25,144
Operating income	26,894	949	-	27,843
Net interest expense	8,955	-	(1)	8,954
Net income before income taxes and non-controlling interest	$17,939	$949	$1	$18,889
Total assets	$1,606,728	$9,254	$-	$1,615,982

	Six Months Ended June 30, 2014
	Equipment Leasing	Equipment Management	Unallocated	Total
Total revenue	$106,456	$3,120	$-	$109,576
Total operating expenses	59,478	1,325	-	60,803
Operating income	46,978	1,795	-	48,773
Net interest expense	17,678	-	(5)	17,673
Net income before income taxes and non-controlling interest	$29,300	$1,795	$5	$31,100

	Six Months Ended June 30, 2013
	Equipment Leasing	Equipment Management	Unallocated	Total
Total revenue	$99,422	$4,524	$-	$103,946
Total operating expenses	45,532	2,723	-	48,255
Operating income	53,890	1,801	-	55,691
Net interest expense	18,467	-	(4)	18,463
Net income before income taxes and non-controlling interest	$35,423	$1,801	$4	$37,228

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Geographic Data

The Company’s container lessees use containers for their global trade utilizing many worldwide trade routes. The Company earns its revenue primarily from international carriers when the containers are in use and carrying cargo around the world. Most of the Company’s leasing related revenue is denominated in U.S. dollars. Since all of the Company’s containers are used internationally and typically no container is domiciled in one particular place for a prolonged period of time, all of the Company’s long-lived container assets are considered to be international with no single country of use.

The Company’s railcars, with a net book value of $78.2  million as of June 30, 2014,  are used primarily to transport cargo within North America.

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

The following table sets forth the reconciliation of basic and diluted net income per share for the three and six months ended June 30, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator
Net income attributable to CAI common stockholders used
in the calculation of basic and diluted earnings per share	$13,446	$16,931	$27,717	$32,998
Denominator
Weighted-average shares used in the calculation of basic earnings per share	21,910	22,144	22,061	22,115
Effect of dilutive securities:
Stock options and restricted stock	445	567	445	575
Weighted-average shares used in the calculation of diluted earnings per share	22,355	22,711	22,506	22,690

Net income per share attributable to CAI common stockholders:
Basic	$0.61	$0.76	$1.26	$1.49
Diluted	$0.60	$0.75	$1.23	$1.45

 The calculation of diluted earnings per share for the three and six months ended June 30, 2014 excluded from the denominator 438,300 and 441,300, respectively,  shares of common stock options because their effect would have been anti-dilutive. The calculation of diluted earnings per share for the three and six months ended June 30, 2013 excluded from the denominator 271,300 shares of common stock options, because their effect would have been anti-dilutive.

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

 The following table shows the composition of our fleet as of June 30, 2014 and 2013 and our average container fleet utilization for the three and six months ended June 30, 2014 and 2013:

	As of June 30,
	2014	2013

Owned container fleet in TEUs	907,210	846,905
Managed container fleet in TEUs	266,860	295,576
Total container fleet in TEUs	1,174,070	1,142,481

Owned container fleet in CEUs	949,711	882,809
Managed container fleet in CEUs	245,460	274,296
Total container fleet in CEUs	1,195,171	1,157,105

Owned railcar fleet in units	1,973	1,477

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Average container fleet utilization in TEUs	90.2%	92.1%	90.2%	92.2%
Average container fleet utilization in CEUs	91.2%	93.1%	91.2%	93.1%

Utilization of containers is computed by dividing total units on lease, in CEUs (cost equivalent units) or TEUs (twenty foot equivalent units), by the total units in our fleet, in CEUs or TEUs, excluding new units not yet leased and off-hire units designated for sale. CEU is a ratio used to convert the actual number of containers in our fleet to a figure based on the relative purchase prices of our various equipment types to that of a standard 20 foot dry van container. For example, the CEU ratio for a standard 40 foot dry van container is 1.6 and a 40 foot high cube container is 1.7.

During the six months ended June 30, 2014, we paid $157.8 million to purchase rental equipment, and we plan to invest in additional containers and railcars in the future. Our investment in containers this period has included the purchase of container portfolios from our managed fleet. We believe investments in equipment and management of equipment for equipment investors are beneficial to our company, and we will continue to pursue both opportunities.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The following table summarizes our operating results for the three months ended June 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended
	June 30,		Increase
	2014	2013	Amount	Percent

Total revenue	$55,312	$52,987	$2,325	4%
Operating expenses	30,968	25,144	5,824	23
Net interest expense	8,882	8,954	(72)	(1)
Net income attributable to CAI common stockholders	13,446	16,931	(3,485)	(21)

Total revenue for the three months ended June 30, 2014 increased $2.3 million, or 4%, compared to the three months ended June 30, 2013, primarily due to a $3.1 million, or 6%, increase in rental revenue, partially offset by a $0.7 million decrease in management fee revenue. Operating expenses for the three months ended June 30, 2014 increased $5.8 million, or 23%, compared to the three months ended June 30, 2013, mainly as a result of a $2.8 million, or 17%, increase in depreciation expense, a $2.5 million, or 57%, increase in storage, handling and other expenses, and a $0.3 million, or 17%, decrease in gain on disposition of used rental equipment. Net interest expense for the three months ended June 30, 2014 was consistent with the same three-month period in 2013. The increase in revenue was offset by the increase in operating expenses, and resulted in a $3.5 million, or 21%, decrease in net income attributable to CAI common stockholders for the three months ended June 30, 2014 compared to the same three-month period in 2013.

Revenue. The following discussion explains the significant changes in the composition of our total revenue for the three months ended June 30, 2014 compared to the three months ended June 30, 2013:

Rental Revenue. Rental revenue increased $3.1 million, or 6%, to $51.5 million for the three months ended June 30, 2014, from $48.4 million for the three months ended June 30, 2013. This was primarily due to a $4.5 million increase in rental revenue attributable to a 10% increase in the average number of CEUs of owned containers on lease and a $0.8 million increase in CAI Rail revenue as a result of entering into additional rail business during 2013 and 2014, partially offset by a $1.9 million decrease in revenue resulting from a 4% decrease in average container per diem rental rates. We made investments in containers during the last twelve months which increased the average size of the owned fleet by 10%, although the impact on rental revenue was partially offset by a reduction in the utilization of our owned fleet, on a CEU basis, from 94.4% in the three months ended June 30, 2013 to 92.9% in the three months ended June 30, 2014. The reduction in average container per diem rental rates has been caused by competitive market pressure, as well as our investment in used containers through sale and leaseback transactions and the acquisition of container portfolios from our managed fleet. Used containers are purchased at a lower price, and command a lower per diem rental rate, than new containers. Approximately 13% of our investment in containers during the last twelve months was in used containers.

Management Fee Revenue. Management fee revenue for the three months ended June 30, 2014 was $1.6 million, a decrease of $0.7 million, or 31%, from $2.3 million for the three months ended June 30, 2013. The decrease was primarily due to an 18% reduction in the size of the on-lease managed container fleet as a result of our purchase of previously managed container portfolios, and a decrease of 3% in average per diem rates in our managed fleet compared to the three months ended June 30, 2013.  The management fee revenue for the three months ended June 30, 2013 also included one-time arrangement fees of approximately $0.6 million as a result of transactions completed by our Japanese subsidiary.

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

Finance Lease Income. Finance lease income of $2.2 million for the three months ended June 30, 2014 remained consistent with the three months ended June 30, 2013.

Expenses.  The following discussion explains the significant changes in expenses for the three months ended June 30, 2014 compared to the three months ended June 30, 2013:

Depreciation of Rental Equipment. Depreciation of rental equipment increased by $2.8 million, or 17%, to $19.1 million for the three months ended June 30, 2014, from $16.3 million for the three months ended June 30, 2013. This increase was primarily attributable to a 10% increase in the size of our owned container fleet, an increase of $0.3 million in depreciation attributable to CAI Rail, reflecting the increase in size of our railcar fleet, and the reclassification of certain leases from financing to operating at the end of the second quarter of 2013.

Gain on Disposition of Used Rental Equipment. Gain on disposition of used rental equipment decreased by $0.3 million, or 17%, to $1.5 million for the three months ended June 30, 2014, from $1.9 million for the three months ended June 30, 2013. We sold more used containers at a lower average price and margin during the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Storage, Handling and Other Expenses. Storage, handling and other expenses increased by $2.5 million, or 57%, to $6.8 million for the three months ended June 30, 2014, from $4.3 million for the three months ended June 30, 2013. The increase in the size of our owned container fleet and a 1.5 percentage point decrease in utilization of our owned containers have resulted in an increase of 40% in the number of off-lease containers in our owned fleet, leading to higher storage and related costs.  Handling charges also increased by $0.4 million, compared to the three months ended June 30, 2013, due to relocating off-lease units to higher demand areas for sale or lease.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased by $0.4 million, or 6%, to $6.4 million for the three months ended June 30, 2014 from $6.0 million for the three months ended June 30, 2013. The increase was primarily a result of higher employee-related costs in our Rail business as a result of an increase in headcount.

Loss on Foreign Exchange. We recognized a loss of $0.1 million on foreign exchange transactions for the three months ended June 30, 2014 consistent with the three months ended June 30, 2013. Gains and losses on foreign currency primarily occur when foreign denominated financial assets and liabilities are either settled or remeasured in U.S. dollars. The loss on foreign exchange for the three months ended June 30, 2014 was primarily the result of movements in the U.S. dollar exchange rate against the Euro.

Net Interest Expense. Net interest expense of $8.9 million for the three months ended June 30, 2014 decreased by $0.1 million, or 1%, compared to $9.0 million during the three months ended June 30, 2013. The decrease in net interest expense was due primarily to a reduction in the average interest rate on outstanding debt, partially offset by an increase in our average loan principal balance as we continue to increase our borrowings to finance our acquisition of additional rental equipment.

Income Tax Expense. Income tax expense for the three months ended June 30, 2014 was $2.0 million, consistent with the three months ended June 30, 2013. The effective tax rate for the three months ended June 30, 2014 was 12.7% compared to 10.4% in the same quarter of prior year, reflecting certain non-recurring discrete items.  The full year estimated effective tax rate as at June 30, 2014, excluding non-recurring discrete items, was 9.0% compared to a full year rate of 9.9% for 2013. The proportion of our on-lease owned fleet owned by subsidiary companies in Barbados and Bermuda, where income tax rates are lower than in the U.S., increased from approximately 89% as of June 30, 2013 to 91% as of June 30, 2014. The increase in the proportion of the fleet owned by our international subsidiaries has led to a corresponding increase in the proportion of pretax income generated in lower tax jurisdictions, resulting in a decrease in the effective tax rate, excluding non-recurring discrete items.

Segment Information

The following table summarizes our results of operations for each of our business segments for the three months ended June 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended
	June 30,		Change
	2014	2013	Amount	Percent
Equipment Leasing
Total revenue	$53,717	$50,693	$3,024	6%
Operating expenses	30,321	23,799	6,522	27
Net interest expense	8,883	8,955	(72)	(1)
Net income before income taxes and non-controlling
interest attributable to segment	$14,513	$17,939	$(3,426)	(19)
Equipment Management
Total revenue	$1,595	$2,294	$(699)	(30)%
Operating expenses	647	1,345	(698)	(52)
Net income before income taxes and non-controlling
interest attributable to segment	$948	$949	$(1)	(0)

Equipment Leasing. Total revenue from our equipment leasing segment increased $3.0 million, or 6%, to $53.7 million for the three months ended June 30, 2014 from $50.7 million for the three months ended June 30, 2013. The increase was primarily due to an increase in the number of owned containers on lease and increased revenue derived from CAI Rail’s operations, partially offset by a reduction in owned fleet utilization and average container per diem rental rates, as described above.

Total operating expenses for the equipment leasing segment for the three months ended June 30, 2014 increased $6.5 million, or 27%, to $30.3 million, from $23.8 million for the three months ended June 30, 2013. The increase was primarily attributable to higher depreciation expense resulting from an increase in the amount of owned equipment, an increase in storage, handling and other container related expenses as a result of a decrease in utilization, and lower gain on disposition of used rental equipment.

Interest expense for the three months ended June 30, 2014 decreased $0.1 million, or 1%, to $8.9 million compared to $9.0 million for the three months ended June 30, 2013. The decrease in net interest expense was due primarily to a reduction in the average interest rate on outstanding debt, partially offset by an increase in our average loan principal balance as we continue to increase our borrowings to finance our acquisition of additional rental equipment.

Equipment Management. Total revenue of $1.6 million from our equipment management segment for the three months ended June 30, 2014 decreased $0.7 million, or 30%, from $2.3 million for the three months ended June 30, 2013. The decrease in management fee revenue was primarily due to an 18% decrease in the size of our on-lease managed container fleet as a result of our purchase of previously managed container portfolios.

Total operating expenses for the equipment management segment decreased $0.7, or 52%, to $0.7 million for the three months ended June 30, 2014, from $1.3 for the three months ended June 30, 2013 as a result of the reduction of MG&A expense allocated to the segment due to a decrease in the proportion of managed TEUs in the total fleet during the second quarter of 2014.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The following table summarizes our operating results for the six months ended June 30, 2014 and 2013 (dollars in thousands):

	Six Months Ended
	June 30,		Increase/(Decrease)
	2014	2013	Amount	Percent

Total revenue	$109,576	$103,946	$5,630	5%
Operating expenses	60,803	48,255	12,548	26
Net interest expense	17,673	18,463	(790)	(4)
Net income attributable to CAI common stockholders	27,717	32,998	(5,281)	(16)

Total revenue for the six months ended June 30, 2014 increased $5.6 million, or 5%, compared to the six months ended June 30, 2013, primarily due to a $7.2 million, or 8%, increase in rental revenue, partially offset by a $1.4 million decrease in management fee revenue. Operating expenses for the six months ended June 30, 2014 increased $12.5 million, or 26%, compared to the six months ended June 30, 2013, mainly as a result of a $6.1 million, or 19%, increase in depreciation expense, a $4.2 million, or 48%, increase in storage, handling and other expenses, and a $1.2 million, or 26%, decrease in gain on disposition of used rental equipment. Net interest expense for the six months ended June 30, 2014 decreased $0.8 million, or 4%, due primarily to a write-off of deferred financing costs in the first quarter of 2013. The increase in revenue was offset by the increase in operating expenses, and resulted in a $5.3 million, or 16%, decrease in net income attributable to CAI common stockholders for the six months ended June 30, 2014 compared to the same six-month period in 2013.

Revenue. The following discussion explains the significant changes in the composition of our total revenue for the six months ended June 30, 2014 compared to the six months ended June 30, 2013:

Rental Revenue. Rental revenue increased $7.2 million, or 8%, to $102.2 million for the six months ended June 30, 2014, from $95.0 million for the six months ended June, 2013. This was primarily due to an  $11.3 million increase in rental revenue attributable to a  13% increase in the average number of CEUs of owned containers on lease and a $1.6 million increase in CAI Rail revenue as a result of entering into additional rail business during 2013 and 2014,  partially offset by a $4.6 million decrease in revenue resulting from a 5%  decrease in average container per diem rental rates. We made investments in containers during the last twelve months which increased the average size of the owned fleet by  14%, although the impact on rental revenue was partially offset by a reduction in the utilization of our owned fleet, on a CEU basis, from 94.6% in the six months ended June, 2013 to 92.9% in the six months ended June, 2014.  The reduction in average container per diem rental rates has been caused by competitive market pressure, as well as our investment in used containers in the last twelve months through sale and leaseback transactions and the acquisition of container portfolios from our managed fleet. Used containers are purchased at a lower price, and command a lower per diem rental rate, than new containers. Approximately 13% of our investment in containers during the last twelve months was in used containers.

Management Fee Revenue. Management fee revenue for the six months ended June 30, 2014 was $3.1 million, a decrease of $1.4 million, or 31%, from $4.5 million for the six months ended June 30, 2013. The decrease was primarily due to a 22% reduction in the size of the on-lease managed container fleet as a result of our purchase of previously managed container portfolios, and a decrease of 4% in average per diem rates in our managed fleet compared to the six months ended June 30, 2013.

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

Finance Lease Income. Finance lease income of $4.3 million for the six months ended June 30, 2014 remained consistent with the six months ended June 30, 2013.

Expenses.  The following discussion explains the significant changes in expenses for the six months ended June 30, 2014 compared to the six months ended June 30, 2013:

Depreciation of Rental Equipment. Depreciation of rental equipment increased by $6.1 million, or 19%, to $37.7 million for the six months ended June 30, 2014, from $31.6 million for the six months ended June 30, 2013. This increase was primarily attributable to a 14% increase in the size of our owned container fleet, an increase of $0.5 million in depreciation attributable to CAI Rail, reflecting the increase in size of our railcar fleet, and the reclassification of certain leases from financing to operating at the end of the second quarter of 2013.

Gain on Disposition of Used Rental Equipment. Gain on disposition of used rental equipment decreased by $1.2 million, or 26%, to $3.3 million for the six months ended June 30, 2014, from $4.5 million for the six months ended June 30, 2013. We sold more used containers at a lower average price and margin during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Storage, Handling and Other Expenses. Storage, handling and other expenses increased by $4.2 million, or 48%, to $12.8 million for the six months ended June 30, 2014, from $8.6 million for the six months ended June 30, 2013. The increase in the size of our owned container fleet and a  1.7 percentage point decrease in utilization of our owned containers have resulted in an increase of 51% in the number of off-lease containers in our owned fleet, leading to higher storage and related costs. Handling charges also increased by $0.6 million, compared to the six months ended June 30, 2013, due to relocating off-lease units to higher demand areas for sale or lease.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased by $0.9 million, or 7%, to $13.1 million for the six months ended June 30, 2014 from $12.2 million for the six months ended June 30, 2013. The increase was primarily a result of higher professional fees incurred in the period and higher employee-related costs in our Rail business as a result of an increase in headcount.

Loss on Foreign Exchange. We recognized a loss of $0.3 million on foreign exchange transactions for the six months ended June 30, 2014 compared to a gain of $0.2 million during the six months ended June 30, 2013. Gains and losses on foreign currency primarily occur when foreign denominated financial assets and liabilities are either settled or remeasured in U.S. dollars. The loss on foreign exchange for the six months ended June 30, 2014 was primarily the result of movements in the U.S. dollar exchange rate against the Euro.

Net Interest Expense.  Net interest expense of $17.7 million for the six months ended June 30, 2014 decreased by $0.8 million, or 4%, compared to $18.5 million during the six months ended June 30, 2013. The decrease in net interest expense was due primarily to the write-off of $1.1 million of prepaid financing costs in the first quarter of 2013, partially offset by an increase in our average loan principal balance as we continue to increase our borrowings to finance our acquisition of additional rental equipment.

Income Tax Expense. Income tax expense for the six months ended June 30, 2014 was $3.4 million, compared to $4.2 million for the six months ended June 30, 2013. The effective tax rate for the six months ended June 30, 2014 was 10.9% compared to 11.4% for the six months ended June 30, 2013.  The full year estimated effective tax rate as at June 30, 2014, excluding certain non-recurring discrete items, was 9.0% compared to a full year rate of 9.9% for 2013. The proportion of our on-lease owned fleet owned by subsidiary companies in Barbados and Bermuda, where income tax rates are lower than in the U.S., increased from approximately 89%  as of June 30, 2013 to 91% as of June 30, 2014. The increase in the proportion of the fleet owned by our international subsidiaries has led to a corresponding increase in the proportion of pretax income generated in lower tax jurisdictions, resulting in a decrease in the effective tax rate, excluding non-recurring discrete items.

Segment Information

The following table summarizes our results of operations for each of our business segments for the six months ended June 30, 2014 and 2013 (dollars in thousands):

	Six Months Ended
	June 30,		Change
	2014	2013	Amount	Percent
Equipment Leasing
Total revenue	$106,456	$99,422	$7,034	7%
Operating expenses	59,478	45,532	13,946	31
Net interest expense	17,678	18,467	(789)	(4)
Net income before income taxes and non-controlling
interest attributable to segment	$29,300	$35,423	$(6,123)	(17)
Equipment Management
Total revenue	$3,120	$4,524	$(1,404)	(31)%
Operating expenses	1,325	2,723	(1,398)	(51)
Net income before income taxes and non-controlling
interest attributable to segment	$1,795	$1,801	$(6)	(0)

Equipment Leasing. Total revenue from our equipment leasing segment increased $7.0 million, or 7%, to $106.5 million for the six months ended June 30, 2014 from $99.4 million for the six months ended June 30, 2013. The increase was primarily due to an increase in the number of owned containers on lease and increased revenue derived from CAI Rail’s operations,  partially offset by a reduction in owned fleet utilization and average container per diem rental rates, as described above.

Total operating expenses for the equipment leasing segment for the six months ended June 30, 2014 increased $13.9 million, or 31%, to $59.5 million, from $45.5 million for the six months ended June 30, 2013. The increase was primarily attributable to higher depreciation expense resulting from an increase in the amount of owned equipment, an increase in storage, handling and other container related expenses as a result of a decrease in utilization, and lower gain on disposition of used rental equipment.

Interest expense for the six months ended June 30, 2014 decreased $0.8 million, or 4%, to $17.7 million compared to $18.5 million for the six months ended June 30, 2013.  The decrease in net interest expense was due primarily to the write-off of $1.1 million of prepaid financing costs in the first quarter of 2013, partially offset by an increase in our average loan principal balance as we continue to increase our borrowings to finance our acquisition of additional rental equipment.

Equipment Management. Total revenue of $3.1 million from our equipment management segment for the six months ended June 30, 2014 decreased $1.4 million, or 31%, from $4.5 million for the six months ended June 30, 2013. The decrease in management fee revenue was primarily due to a  22% decrease in the size of our on-lease managed container fleet as a result of our purchase of previously managed container portfolios.

Total operating expenses for the equipment management segment decreased $1.4, or 51%, to $1.3 million for the six months ended June 30, 2014, from $2.7 for the six months ended June 30, 2013 as a result of the reduction of MG&A expense allocated to the segment due to a decrease in the proportion of managed TEUs in the total fleet during the second quarter of 2014.

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

Revolving Credit Facilities

(i)  On March 15, 2013, we entered into a Third Amended and Restated Revolving Credit Agreement with a syndicate of banks to finance the acquisition of container rental equipment and for general working capital purposes.  As of June 30, 2014, the maximum commitment under our revolving credit facility was $760.0 million, which may be increased to a maximum of $960.0 million under certain conditions described in the agreement.  As of June 30, 2014, we had an outstanding balance of $241.0 million and availability of $518.9  million under our revolving credit facility (net of $0.1 million in letters of credit), subject to our ability to meet the collateral requirements under the agreement governing borrowing under the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

There is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to us. These credit commitments are part of, and not in addition to, the maximum credit commitment. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar Rate loans as defined in the revolving credit facility. As of June 30, 2014, the average interest rate on our revolving credit facility was 1.9%. Our revolving credit facility will mature in March 2018.

We use our revolving credit facility primarily to fund the purchase of containers and for general working capital needs. As of June 30, 2014, we had commitments to purchase $64.8 million of rental equipment and had rental equipment payable of $25.5  million. We have typically used our cash flow from operations and the proceeds from sales of equipment portfolios to third-party investors to repay our revolving credit facility. As we expand our owned fleet, our revolving credit facility balance will be higher and will result in higher interest expense.

(ii)  On June 7, 2012, we entered into a revolving credit agreement for CAI Rail with a consortium of banks to finance the acquisition of railcars. As of June 30, 2014, the maximum credit commitment under the revolving line of credit was $85.0 million.  Borrowings under this credit facility bear interest at a variable rate. For domestic base rate loans, the interest rate is equal to the highest of (i) the daily federal funds open rate as published by the Federal Reserve Bank of New York and (ii) the administrative agent’s published “Reference Rate”, in each case plus a margin based on certain conditions.  For Eurodollar rate loans, the interest rate is equal to a LIBOR-based rate plus a margin based on certain conditions. As of June 30, 2014, the average interest rate under the agreement was 2.4%.

As of June 30, 2014, the outstanding balance under CAI Rail’s revolving credit facility was $61.8 million. As of June 30, 2014, we had $23.2 million in availability under the facility, subject to our ability to meet the collateral requirements under the agreement governing the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

On July 25, 2014, CAI Rail entered into an Amended and Restated Revolving Credit Agreement with a consortium of banks, pursuant to which the prior revolving credit facility was refinanced. The amended and restated revolving credit facility, which contains similar terms to the prior facility, was amended to, among other things: (a) extend the term five years from the closing date, (b) reduce the interest rate by fifty basis points, (c) increase the commitment level from $85.0 million to $250.0 million, with the ability to increase the facility up to $325.0 million, subject to certain conditions, and (d) revise certain of the covenants and restrictions under the prior facility to provide CAI Rail with additional flexibility.

Term Loan Facilities

(i)  On August 20, 2009, we entered into a $10.0 million five-year loan agreement with the Development Bank of Japan (DBJ). The loan is payable in 19 quarterly installments of $0.2 million starting October 31, 2009 and a final payment of $6.2 million on July 31, 2014. On March 22, 2013, we entered into an additional $30.0 million five-year loan agreement with DBJ. The loan is payable in 19 quarterly installments of $0.5 million starting July 31, 2013 and a final payment of $21.5 million on April 30, 2018. Both loans bear variable interest rates based on LIBOR. As of June 30, 2014, the loans had a combined balance of $34.4 million and an average interest rate of 2.3%.

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

On March 28, 2013, the term loan agreement was amended to: (a) reduce the principal balance of the loan from $249.4 million to $125.0 million through payment of $124.4 million from the proceeds of the $229.0 million fixed-rate asset-backed notes issued by the Company’s indirect wholly-owned subsidiary, CAL Funding II Limited (see paragraph (ii) of Asset-Backed Notes below); (b) reduce the interest rate on the remaining loan balance; and (c) revise certain covenants under the term loan agreement to provide increased flexibility to the Company.  Quarterly payments of principal have been reduced to $1.9 million with the balance of the unpaid principal due on December 20, 2016.  As of June 30, 2014, the term loan had a balance of $115.6 million and average interest rate of 2.5%.

(iii)  On April 11, 2012, we entered into another term loan agreement with a consortium of banks. The agreement, which was amended on August 31, 2012 and May 30, 2013, provides for a five year term loan of up to $142.0 million, subject to certain borrowing conditions, which amount is secured by certain of our assets. The commitment under the loan may be increased to a maximum of $200.0 million, under certain conditions described in the agreement.  The outstanding principal amounts under the term loan bear interest based on LIBOR, amortized quarterly, and require quarterly payments equal to 1.75% multiplied by the outstanding principal amount at such time. The full $142.0 million has been drawn and was primarily used to repay outstanding amounts under the revolving credit facility. All unpaid amounts then outstanding are due and payable on April 11, 2017. As of June 30, 2014, the loan had a balance of $124.3 million and an interest rate of 2.2%.

Asset-Backed Notes

(i)  On October 18, 2012, CAL II issued $171.0 million of 3.47% fixed rate asset-backed notes (Series 2012-1 Asset-Backed Notes).  Principal and interest on the Series 2102-1 Asset-Backed Notes is payable monthly commencing on November 26, 2012, and the Series 2012-1 Asset-Backed Notes mature in October 2027.  The proceeds from the Series 2012-1 Asset-Backed Notes were used to repay part of the Company’s borrowings under its senior revolving credit facility. The Series 2012-1 Asset-Backed Notes had a balance of $142.5  million as of June 30, 2014.

(ii)  On March 28, 2013, CAL II issued $229 million of 3.35% fixed rate asset-backed notes (Series 2013-1 Asset Backed Notes). Principal and interest on the Series 2013-1 Asset-Backed Notes is payable monthly commencing on April 25, 2013, and the Series 2013-1 Asset-Backed Notes mature in March 2028. The proceeds from the new Series 2013-1 Asset-Backed Notes were used partly to reduce the balance of the Company’s term loan with a consortium of banks as described in paragraph (ii) of Term Loan Facilities above, and to partially pay down the Company’s senior revolving credit facility. The Series 2013-1 Asset-Backed Notes had a balance of $200.4  million as of June 30, 2014.

The agreements under each of the asset-backed notes described above require the Company to maintain a restricted cash account to cover payment of the obligations. As of June 30, 2014, the restricted cash account had a balance of $8.7  million.

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

The Notes bear interest at 4.9% per annum, due and payable semiannually on March 13 and September 13 of each year, commencing on March 13, 2013.  In addition, CAL is required to make certain principal payments on March 13 and September 13 of each year, commencing on March 13, 2013.  Any unpaid principal and interest is due and payable on September 13, 2022.  As of June 30, 2014, the Notes had a balance of $90.6  million.

On May 8, 2014, CAL entered into a short term uncommitted line of credit agreement.  Under this credit agreement, CAL is eligible to borrow up to $75.0 million, subject to certain borrowing conditions.  Loans made under the line of credit are repayable after 3 months, and bear a variable interest rate based on LIBOR.  The full $75.0 million has been drawn and was primarily used to repay outstanding amounts under the Company’s senior revolving credit facility. As of June 30, 2014, the loan had a balance of $75.0 million, which is due and payable on September 24, 2014.  Interest is charged on the outstanding loan at an annual rate of 1.5%.

On June 25, 2014, one of the Japanese investor funds that is consolidated by us as a VIE (see Note 3 to our unaudited consolidated financial statements) entered into a term loan agreement with a Japanese bank.   Under the terms of the agreement, the Japanese investor fund entered two loans; a five year, amortizing loan of $9.2 million at a fixed interest rate of 2.7%, and a five year, non-amortizing loan of $1.6 million at a variable interest rate based on LIBOR.  The debt is secured by assets of the Japanese investor fund, and is subject to certain borrowing conditions set out in the loan agreement.   As of June 30, 2014, the term loans held by the Japanese investor fund totaled $10.8 million and had an average interest rate of 2.6%.

As of June 30, 2014,  we had collateralized financing obligations totaling $119.4 million (see Note 3 to our unaudited consolidated financial statements).  The obligations had an average interest rate of 1.0% as  of  June 30, 2014 with maturity dates between June 2015 and June 2019.

As of June 30, 2014, we had capital lease obligations of $3.6 million. The underlying obligations are denominated in U.S. Dollars and Euros at floating interest rates averaging 2.4% as of June 30, 2014, with maturity dates between September 2014 and June 2019.

Our term loans, senior secured notes, asset-backed notes, collateralized financing obligations, term loans held by VIEs and capital lease obligations are secured by specific pools of rental equipment and other assets owned by the Company, the underlying leases thereon and the Company’s interest in any money received under such contracts.

In addition to customary events of default, our revolving credit facilities and term loans contain restrictive covenants, including limitations on certain liens, indebtedness and investments.  In addition, all of our debt facilities contain various restrictive financial and other covenants.  The financial covenants in our debt facilities require us to maintain (1) a maximum consolidated funded debt to consolidated tangible net worth ratio of 3.75:1.00; and (2) a minimum fixed charge coverage ratio of 1.20:1.00. As of June 30, 2014, we were in compliance with all of our debt covenants.

Under certain conditions, as defined in our credit agreements with our banks and/or note holders, we are subject to certain cross default provisions that may result in an acceleration of principal repayment under these credit facilities if an uncured default condition were to exist. Our asset-backed notes are not subject to any such cross default provisions.

Cash Flow

The following table sets forth certain cash flow information for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013

Net income	$27,725	$32,998
Adjustments to income	34,725	25,517
Net cash provided by operating activities	62,450	58,515
Net cash used in investing activities	(123,993)	(215,703)
Net cash provided by financing activities	62,429	174,912
Effect on cash of foreign currency translation	358	(1,807)
Net increase in cash	1,244	15,917
Cash at beginning of period	45,741	17,671
Cash at end of period	$46,985	$33,588

Operating Activities Cash Flows

Net cash provided by operating activities of $62.4  million for the six months ended June 30, 2014 increased $3.9 million from $58.5 million for the six months ended June 30, 2013. The increase was due to a $1.7 million increase in net income as adjusted for depreciation, amortization and other non-cash items, and a $2.2  million increase in our net working capital adjustments. Net working capital decreased by $3.1 million in the six months ended June 30, 2014, due to a $4.7 million decrease in accounts receivable, primarily caused by the timing of receipts, partially offset by a $1.9 million increase in unearned revenue reflecting an increase in advanced booking made in the last 12 months. Net working capital decreased by $5.3 million in the six months ended June 30, 2013, primarily due to a $5.9 million decrease in amounts due to container investors.

Investing Activities Cash Flows

Net cash used in investing activities decreased $91.7 million to $124.0 million for the six months ended June 30, 2014 from $215.7 million for the six months ended June 30, 2013. The decrease in cash usage was primarily attributable to a $79.3 million decrease in the purchase of rental equipment, and an increase of $11.0 million in cash proceeds received from dispositions of used rental equipment.

Financing Activities Cash Flows

Net cash provided by financing activities for the six months ended June 30, 2014 decreased $112.5 million compared to the six months ended June 30, 2013 primarily as a result of lower net borrowings being required to finance the acquisition of rental equipment.  During the six months ended June 30, 2014, our net cash inflow from borrowings was $81.3 million compared to $185.8 million for the six months ended June 30, 2013, reflecting the reduction in investment in rental equipment during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments by due date as of June 30, 2014 (in thousands):

	Payments Due by Period
		Less than	1-2	2-3	3-4	4-5	More than
	Total	1 year	years	years	years	years	5 years
Total debt obligations:
Revolving credit facilities	$302,769	$61,769	$-	$-	$241,000	$-	$-
Line of credit	75,000	75,000	-	-	-	-	-
Term loans	274,315	25,440	19,240	206,835	22,800	-	-
Senior secured notes	90,640	8,240	8,240	6,110	6,110	6,110	55,830
Asset backed notes	342,875	40,000	40,000	40,000	40,000	40,000	142,875
Collateralized financing obligations	119,407	17,628	63,963	27,535	-	10,281	-
Term loans held by VIE	10,760	1,829	1,829	1,829	1,829	3,444	-
Capital lease obligations	3,618	1,429	788	630	476	295	-
Interest on debt and capital lease obligations (1)	116,873	28,865	26,160	21,511	14,079	9,362	16,896
Rental equipment payable	25,506	25,506	-	-	-	-	-
Rent, office facilities and equipment	3,679	1,219	1,056	1,052	352	-	-
Equipment purchase commitments	129,332	129,332	-	-	-	-	-
Total contractual obligations	$1,494,774	$416,257	$161,276	$305,502	$326,646	$69,492	$215,601

(1)

Our estimate of interest expense commitment includes $18.4 million relating to our revolving credit facilities, $0.3 million related to our line of credit, $16.5 million relating to our term loans, $26.1 million relating to our senior secured notes, $50.5 million relating to our asset back notes, $4.2 million relating to our collateralized financing obligations, $0.8 million related to our term loans held by VIEs, and $0.2 million relating to our capital lease obligations. The calculation of interest commitment related to our debt assumes the following weighted average interest rates as of June 30, 2014:  revolving credit facilities, 2.0%; term loans, 2.4%; senior secured notes, 4.9%; asset-backed notes, 3.4%; collateralized financing obligations, 1.0%; term loans held by VIE, 2.6%; and capital lease obligations, 2.4%. These calculations assume that weighted interest rates will remain at the same level over the next five years. We expect that the interest rate will vary over time based upon fluctuations in the underlying indexes upon which this interest rate is based.

See Note 6 to our unaudited consolidated financial statements included in this filing for a description of the terms of our debt.

Off-Balance Sheet Arrangements

As of June 30, 2014, we had no off-balance sheet arrangements or obligations other than noted below. An off-balance sheet arrangement includes any contractual obligation, agreement or transaction arrangement involving an unconsolidated entity under which we would have: (1) retained a contingent interest in transferred assets; (2) an obligation under derivative instruments classified as equity; (3) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing, hedging or research and development services with us; or (4) made guarantees.

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

Critical Accounting Policies and Estimates

There have been no changes to our accounting policies during the six months ended June 30, 2014.  See Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 28, 2014.

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

Foreign Exchange Rate Risk. Although we have significant foreign-based operations, the U.S. Dollar is our primary operating currency. Thus, most of our revenue and expenses are denominated in U.S. Dollars. We have equipment sales in British Pound Sterling, Euros and Japanese Yen and incur overhead costs in foreign currencies, primarily in British Pound Sterling and Euros. CAI Consent Sweden AB, one of our wholly-owned subsidiaries, has significant amounts of revenue as well as expenses denominated in Euros and Swedish Krone. During the six months ended June 30, 2014, the U.S. Dollar decreased in value in relation to other major foreign currencies (such as the Euro and British Pound Sterling). The decrease in the U.S. Dollar has increased our revenues and expenses denominated in foreign currencies. The decrease in the value of the U.S. Dollar relative to foreign currencies will also result in U.S. dollar denominated assets held at some of our foreign subsidiaries to decrease in value relative to the foreign subsidiaries’ local currencies. For the six months ended June 30, 2014, we recognized a loss on foreign exchange of $0.3 million. A 10% change in foreign exchange rates would not have a material impact on our business, financial position, results of operations or cash flows.

Interest Rate Risk. The nature of our business exposes us to market risk arising from changes in interest rates to which our variable-rate debt is linked. As of June 30, 2014, the principal amount of debt outstanding under the variable-rate arrangement of our revolving credit facilities was $302.8 million.  In addition, at June 30, 2014, we had balances on our variable rate term loans of $275.9 million, a short-term line of credit of $75.0 million, and $3.6 million of variable rate capital lease obligations. The average interest rate on our variable rate debt was 2.1% as of June 30, 2014 based on LIBOR plus a margin based on certain conditions.

A 1.0% increase or decrease in underlying interest rates for these obligations will increase or decrease interest expense by approximately $6.6 million annually assuming debt remains constant at June 30, 2014 levels.

We do not currently participate in hedging, interest rate swaps or other transactions to manage the market risks described above.

ITEM 4.CONTROLS AND PROCEDURES

 Management Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2014 our disclosure controls and procedures were effective with respect to controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and are accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act) that occurred during the quarter ended June 30, 2014, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)(2)	Average Price Paid per Share (or Unit) (1)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
April 1, 2014—April 30, 2014	11,163	$21.69	11,163	1,488,837
May 1, 2014—May 31, 2014	404,930	21.88	404,444	1,084,393
June 1, 2014—June 30, 2014	490,188	21.69	490,188	594,205
Total	906,281	$21.77	905,795	594,205

(1)

During the three months ended June 30, 2014, we withheld an aggregate of 486 shares of common stock, at an average price of $21.96 per share, to satisfy tax obligations of certain of our employees upon the vesting of restricted stock awards under the 2007 Equity Incentive Plan.

(2)

On February 27, 2014, we announced that our Board of Directors had approved the repurchase of up to 1.5 million shares of our common stock. During the three months ended June 30, 2014, we repurchased 905,795 shares of our common stock at a weighted-average price of $21.77 per share for an aggregate price of approximately $19.7 million excluding related commission charges, under our publicly-announced repurchase plan. As of June 30, 2014, approximately 0.6 million of shares remained available for repurchase under our share repurchase authorization. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs and other factors. The stock repurchases may be made in the open market, block trades or privately negotiated transactions. The primary purpose of the share repurchase program is to allow us the flexibility to repurchase our common stock to return value to stockholders.  The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock.  Our Board of Directors may suspend, modify or terminate the repurchase program at any time without prior notice.

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

CAI International, Inc.
(Registrant)

August 6, 2014	/s/ VICTOR M. GARCIA
Victor M. Garcia
President and Chief Executive Officer
(Principal Executive Officer)

August 6, 2014	/s/ TIMOTHY B. PAGE
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

10.1

Stock Purchase Agreement, dated May 1, 2014, among CAI International, Inc., Hiromitsu Ogawa and the Ogawa Family Limited Partnership (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on May 2, 2014).

10.2	Stock Purchase Agreement, dated June 12, 2014, between CAI International, Inc. and Hiromitsu Ogawa (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on June 13, 2014).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013 (iv) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2014 and 2013; and (v) Notes to Unaudited Consolidated Financial Statements.