Form 10-K
period 2014-12-31
CAI International, Inc.
filed 2015-02-27
CIK 1388430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Act). Yes ☐   No ☒

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the New York Stock Exchange on June 30, 2014) was approximately $338.5 million. Shares of registrant’s common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 31, 2015, there were 20,788,277  shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2015 Annual Meeting of Stockholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2014, are incorporated by reference into Part III hereof.

Annual Report on Form 10-K for the year ended December 31, 2014

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

Unless the context requires otherwise, references to “CAI,” “the Company,” “we,” “us” or “our” in this Annual Report on Form 10-K refer to CAI International, Inc. and its subsidiaries.

 PART I

ITEM  1.BUSINESS

Our Company

We are one of the world’s leading transportation finance and logistics companies. We purchase equipment,  which we lease primarily to container shipping lines, freight forwarders and other transportation companies. We also manage equipment for third-party investors. In operating our fleet, we lease, re-lease and dispose of equipment and contract for the repair, repositioning and storage of equipment.  Our equipment fleet consists primarily of intermodal marine containers. We also own a small fleet of railcars, which we lease within North America. The following table shows the composition of our fleet as of December 31, 2014 and our average utilization for the year ended December 31, 2014:

	As of
	December 31,	Percent of
	2014	Total Fleet
Owned container fleet in TEUs	934,101	80%
Managed container fleet in TEUs	235,538	20%
Total container fleet in TEUs	1,169,639	100%

Owned container fleet in CEUs	961,224	82%
Managed container fleet in CEUs	214,432	18%
Total container fleet in CEUs	1,175,656	100%

Owned railcar fleet in units	2,361	100%

Year Ended
December 31,
2014
Average container fleet utilization in TEUs	91.5%
Average container fleet utilization in CEUs	92.3%
Average railcar fleet utilization	95.9%

The intermodal marine container industry-standard measurement unit is the 20-foot equivalent unit, or TEU, which compares the size of a container to a standard 20-foot container. For example, a 20-foot container is equivalent to one TEU and a 40-foot container is equivalent to two TEUs. Containers can also be measured in cost equivalent units (CEUs), whereby the cost of each type of container is expressed as a ratio relative to the cost of a standard 20-foot dry van container. For example, the CEU ratio for a standard 40-foot dry van container is 1.6, and a 40-foot high cube container is 1.7. Utilization of containers is computed by dividing total units on lease, in CEUs or TEUs, by the total CEUs or TEUs in our container fleet. Utilization of railcars is computed by dividing the number of railcars on lease by the total number of railcars in our fleet. In both cases, the total fleet excludes new units not yet leased and off-hire units designated for sale.

We lease our container equipment to lessees under long-term leases, short-term leases and finance leases. Long-term leases cover a specified number of equipment units that will be on lease for one year or more. Short-term leases provide lessees with the ability to lease equipment either for a fixed term of less than one year or without a fixed term on an as-needed basis, with flexible pick-up and drop-off of equipment at depots worldwide, subject to certain restrictions. Finance leases are long-term lease contracts that generally grant the lessee the right to purchase the equipment at the end of the term for a nominal amount. The following table provides a summary of our container fleet by lease type as of December 31, 2014:

	As of December 31, 2014
	TEUs	CEUs
Long-term leases	72%	73%
Short-term leases	21%	20%
Finance leases	7%	7%
Total	100%	100%

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

Our revenue comprises rental revenue and finance lease income from our owned fleet, and gain on sale of equipment portfolios and management fee revenue for managing equipment for third-party investors. Substantially all of our leasing related revenue is denominated in U.S. dollars. For the year ended December 31, 2014, we recorded total revenue of $227.6 million, net income attributable to CAI common stockholders of $60.3 million and adjusted EBITDA of $195.8 million.  A comparison of our 2014 financial results with those of the prior years and a definition of adjusted EBITDA, as well as a reconciliation to the nearest GAAP measure, can be found in Item 6 “Selected Financial Data” of this Annual Report on Form 10-K.

We earn our revenue from international containers which are deployed by our customers in a wide variety of global trade routes.  Virtually all of our containers are used internationally and no container is domiciled in one particular place for a prolonged period of time. As such, substantially all of our container assets are considered to be international with no single country of use.

We commenced our railcar leasing business in January 2012. Our railcars are used by lessees on railroads in North America.

Segment Information

We operate in one industry segment, equipment leasing. Prior to the year ended December 31, 2014, we had two reportable business segments, equipment leasing and equipment management. During the year ended December 31, 2014, we determined that equipment management no longer meets the requirements of a reportable segment and, as such, we no longer disclose separate segments. Information regarding segments and geographic areas in which we do business is summarized in Note 15 to our consolidated financial statements in this Annual Report on Form 10-K.

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

On May 16, 2007, we completed an initial public offering of our common stock and listed our common stock on the New York Stock Exchange (NYSE) under the symbol “CAP”. On April 30, 2008, we acquired CAI Consent Sweden AB (Consent), formerly named Consent Equipment AB, a European container and intermodal equipment leasing company.  Consent was headquartered in Gothenburg, Sweden at the time of its acquisition. In February 2010, Consent’s headquarters were transferred to the United Kingdom. Consent also has an office in Delmenhorst, Germany, which has remained open.

On December 20, 2011, we formed CAI Rail Inc. (CAI Rail), as a wholly-owned subsidiary of CAI International, Inc.  CAI Rail was formed to purchase and lease-out a fleet of railcars in North America.

Corporate Information

Our corporate headquarters and principal executive offices are located at Steuart Tower, 1 Market Plaza, Suite 900, San Francisco, California 94105. Our telephone number is (415) 788-0100 and our website address is http://www.capps.com. We have a branch office located in Charleston, South Carolina. We operate our business in 16 offices in 13 countries including the United States, and have agents in Asia, Europe, South Africa,  and South America. Our wholly-owned international subsidiaries are located in the United Kingdom, Japan, Malaysia, Sweden, Germany, Singapore, Luxembourg, Australia, Barbados and Bermuda. We also own 80% of CAIJ, Inc., which is an investment manager for third-party investors in Japan.

Industry Overview

We operate primarily in the worldwide intermodal freight container leasing industry. Intermodal freight containers, or containers, are large, standardized steel boxes used to transport cargo by a number of means, including ship, truck and rail. Container shipping lines use containers as the primary means for packaging and transporting freight internationally, principally from export-oriented economies in Asia to other Asian countries, North America and Western Europe.

Containers are built in accordance with standard dimensions and weight specifications established by the International Standards Organization (ISO). Standard dry van containers are eight feet wide, either 20 or 40 feet long and are either 8 feet 6 inches or 9 feet 6 inches tall.

The two principal categories of containers are described as follows:

•

Dry van containers. A dry van container is constructed of steel sides, roof and end panel with a set of doors on the other end, a wooden floor and a steel undercarriage. Dry van containers are the least expensive and most commonly used type of container. According to Container Census, 2014- Survey and Forecast of Global Container Units,  published by Drewry Maritime Research, dry van containers comprised approximately 89.3% of the worldwide container fleet, as measured in TEUs, as of the end of 2013. They are used to carry general cargo, such as manufactured component parts, consumer staples, electronics and apparel.

•

Specialized equipment. Specialized equipment includes open-top, flat-racks, palletwide containers, swapbodies, roll trailers, refrigerated containers and generator sets. An open-top container is similar in construction to a dry van container except that the roof is replaced with a tarpaulin supported by removable roof bows. A flat-rack container is a heavily reinforced steel platform with a wood deck and steel end panels. Open-top and flat-rack containers are generally used to move heavy or oversized cargo, such as marble slabs, building products or machinery. Palletwide containers are a type of dry-van container externally similar to ISO standard containers, but internally about two inches wider so as to accommodate two European-sized pallets side-by-side. Swapbodies are a type of dry van container designed to be easily transferred between rail, truck, and barge and are equipped with legs under their frames. Roll trailers are a type of flat-bed trailer equipped with rubber wheels underneath for terminal haulage and stowage on board roll-on/roll-off vessels. A refrigerated container has an integrated refrigeration unit on one end which plugs into a generator set or other outside power source and is used to transport perishable goods. According to Container Census, 2014- Survey and Forecast of Global Container Units,  published by Drewry Maritime Research, specialized containers comprised approximately 10.7% of the worldwide container fleet, as measured in TEUs, as of the end of 2013.

Containers provide a secure and cost-effective method of transportation because they can be used in multiple modes of transportation, making it possible to move cargo from a point of origin to a final destination without repeated unpacking and repacking. As a result, containers reduce transit time and freight and labor costs as they permit faster loading and unloading of shipping vessels and more efficient utilization of transportation containers than traditional bulk shipping methods. The protection provided by containers also reduces damage, loss and theft of cargo during shipment. While the useful economic life of containers varies based upon the damage and normal wear and tear suffered by the container, we estimate that the average useful economic life of a dry van container used in our fleet is 13.0 years.

Container shipping lines own and lease containers for their use. The Container Census, 2014- Survey and Forecast of Global Container Units,  published by Drewry Maritime Research, estimates that as of the end of 2013, transportation companies (including container shipping lines and freight forwarders), owned approximately 53.8% of the total worldwide container fleet and container leasing companies owned approximately 46.2% of the total worldwide container fleet based on TEUs. Given the uncertainty and variability of export volumes and the fact that container shipping lines have difficulty in accurately forecasting their container requirements at different ports, the availability of containers for lease significantly reduces a container shipping line’s need to purchase and maintain excess container inventory. In addition, container leases allow the container shipping lines to adjust their container fleets both seasonally and over time and help to balance trade flows. The flexibility offered by container leasing helps container shipping lines improve their overall fleet management and provides the container shipping lines with an alternative source of financing.

We also operate a fleet of railcars that are used to transport industrial goods, materials and other products on railroad tracks throughout North America.

Our Operations

Our container fleet represented 95% of the book value of our rental equipment as of December 31, 2014 and accounted for 95% of equipment rental revenue for the year ended December 31, 2014. Our railcar fleet represented 5% of the book value of our rental equipment as of December 31, 2014 and accounted for 5% of equipment rental revenue for the year ended December 31, 2014.

Container Operations

Fleet Overview. The table below summarizes the composition of our container fleet as of December 31, 2014 by type of equipment:

	Dry Van	Percent of	Specialized	Percent of		Percent of
	Containers	Total Fleet	Equipment	Total Fleet	Total	Total Fleet
Owned container fleet in TEUs	853,015	73%	81,086	7%	934,101	80%
Managed container fleet in TEUs	231,032	20%	4,506	0%	235,538	20%
Total container fleet in TEUs	1,084,047	93%	85,592	7%	1,169,639	100%

	Dry Van	Percent of	Specialized	Percent of		Percent of
	Containers	Total Fleet	Equipment	Total Fleet	Total	Total Fleet
Owned container fleet in CEUs	759,134	65%	202,110	17%	961,244	82%
Managed container fleet in CEUs	205,952	17%	8,480	1%	214,432	18%
Total container fleet in CEUs	965,086	82%	210,590	18%	1,175,676	100%

Overview of Management Services. We lease, re-lease and dispose of containers and contract for the repair, repositioning and storage of our managed fleet. Our management agreements have multiple year terms and provide that we receive a management fee based upon the actual net operating income for each container, which is equal to the actual rental revenue for a container less the actual operating expenses directly attributable to that container. Management fees are collected monthly or quarterly, depending upon the agreement, and generally are not paid if net operating revenue is zero or less for a particular period. If operating expenses exceed revenue, third-party investors are required to pay the excess or we may deduct the excess, including our management fee, from future net operating revenue. Under these agreements, we typically receive a commission for selling or otherwise disposing of containers for the third-party investor. Our management agreements generally require us to indemnify the third-party investor for liabilities or losses arising out of a  breach of our obligations. In return, the third-party investor typically indemnifies us in our capacity as the manager of the container against a  breach by the third-party investor, sales taxes on commencement of the arrangement, withholding taxes on payments to the third-party investor under the management agreement and any other taxes, other than our income taxes, incurred with respect to the containers that are not otherwise included as operating expenses deductible from revenue.

Marketing and Operations. Our marketing and operations personnel are responsible for developing and maintaining relationships with our lessees, facilitating lease contracts and maintaining the day-to-day coordination of operational issues. This coordination allows us to negotiate lease contracts that satisfy both our financial return requirements and our lessees’ operating needs. It also facilitates our awareness of lessees’ potential equipment shortages and their awareness of our available equipment inventories. We  have marketing and operations employees in ten countries, supported by independent agents in a further eight countries.

Overview of Our Leases. To meet the needs of our lessees and achieve a favorable utilization rate, we lease containers under three main types of leases:

•

Long-Term Leases. Our long-term leases specify the number of containers to be leased, the pick-up and drop-off locations, the applicable per diem rate and the contractual term. We typically enter into long-term leases for a fixed term ranging from three to eight years, with five-year term leases being most common. Our long-term leases generally require our lessees to maintain all units on lease for the duration of the lease, which provides us with scheduled lease payments. A small percentage of our long-term leases contain an early termination option and afford the lessee interchangeability of containers,  and the ability to redeliver containers if the lessee’s fleet requirements change. Generally, leases with an early termination provision impose various economic penalties to the customer if the customer elects to exercise the early termination provision. As of December 31, 2014, approximately 73.2% of our on-lease container fleet, as measured in CEUs, were under long-term leases.

•

Short-Term Leases. Short-term leases include both master interchange leases and customized short-term leases. Master interchange leases provide a master framework pursuant to which lessees can lease containers on an as-needed basis, and thus command a higher per diem rate than long-term leases. The terms of master interchange leases are typically negotiated on an annual basis. Under our master interchange leases, lessees know in advance their per diem rates and drop-off locations, subject to monthly port limits. We also enter into other short-term leases that typically have a term of less than one year and are generally used for one-way leasing, typically for small quantities of containers. The terms of short-term leases are customized for the specific requirements of the lessee. Short-term leases are sometimes used to reposition containers to high-demand locations and accordingly may contain terms that provide incentives to lessees. As of December 31, 2014, approximately 20.0% of our on-lease container fleet, as measured in CEUs, was under short-term leases.

•

Finance Leases. Finance leases provide our lessees with an alternative method to finance their container acquisitions. Finance leases are long-term in nature and require relatively little customer service attention. They ordinarily require fixed payments over a defined period and generally provide lessees with a right to purchase the leased containers for a nominal amount at the end of the lease term. Per diem rates under finance leases include an element of repayment of capital and, therefore, typically are higher than per diem rates charged under long-term leases. Finance leases require the container lessee to keep the container on lease for the entire term of the lease. As of December 31, 2014, approximately 6.8% of our on-lease container fleet, as measured in CEUs, was under finance leases.

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

•

Re-leasing. Since our leases (other than finance leases) allow our lessees to return their containers, we typically lease a container several times during the time we manage it as part of our fleet. New containers can usually be leased with a limited marketing and customer service infrastructure because initial leases for new containers typically cover large volumes of units and are fairly standardized transactions. Used containers, on the other hand, are typically leased in smaller transactions that are structured to accommodate pick-ups and returns in a variety of locations. Our utilization rates depend on our re-leasing abilities. Factors that affect our ability to re-lease used containers include the size of our lessee base, ability to anticipate lessee needs, our presence in relevant geographic locations and the level of service we provide our lessees. We believe that our global presence and long-standing relationships with more than 330 container lessees as of December 31, 2014 provide us an advantage over our smaller competitors in re-leasing our containers.

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

•

Depot Management. As of December 31, 2014, we managed our equipment fleet through 252 independent equipment depot facilities located in 45  countries. Depot facilities are generally responsible for repairing containers when they are returned by lessees and for storing the containers while they are off-hire. Our operations group is responsible for managing our depot contracts and periodically visiting depot facilities to conduct inventory and repair audits. We also supplement our internal operations group with the use of independent inspection agents. As of December 31, 2014, a vast majority of our off-lease inventory was located at depots that are able to report notices of container activity and damage detail via electronic data interchange, or EDI.

Most of the depot agency agreements follow a standard form and generally provide that the depot will be liable for loss or damage of containers and, in the event of loss or damage, will pay us the previously agreed loss value of the applicable containers. The agreements require the depots to maintain insurance against container loss or damage and we carry insurance to cover the risk that a depot’s insurance proves insufficient.

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

Customer Concentration. Revenue from our ten largest equipment lessees represented 55.4% of total revenue for the year ended December 31, 2014, with revenue from our single largest lessee, CMA CGM, accounting for 11.4% of total revenue, or $25.9 million.

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

Our Competition.  We compete primarily with other container leasing companies, including both larger and smaller lessors. We also compete with bank leasing companies offering long-term operating leases and finance leases, and container shipping lines, which sometimes lease their excess container inventory. Other participants in the shipping industry, such as container manufacturers, may also decide to enter the container leasing business. It is common for container shipping lines to utilize several leasing companies to meet their container needs and to minimize reliance on any one individual leasing company.

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

Seasonality.  We have historically experienced increased seasonal demand for containers in the second and third quarters of the year. However, equipment rental revenue may fluctuate significantly in future periods based upon the level of demand by container shipping lines for leased containers, our ability to maintain a high utilization rate of containers in our total fleet, changes in per diem rates for leases and fluctuations in operating expenses.

Rail Operations

Fleet Overview.  We own a fleet of railcars of various types including: 50ft and 60ft box cars for paper and forest products; covered hoppers for grain, cement, sand, plastic pellets and many other industrial products; general purpose tank cars that are used to transport food-grade and other non-hazardous commodities; gondolas for coal; and general service flat cars. We owned 2,361 railcars as of December 31, 2014.

Overview of Our Leases.  We offer multiple lease options to our railcar customers, including full service and net operating leases, per diem leases, sale/leasebacks and asset based financings.  Our full service leases provide our customers with comprehensive management services including maintenance and the payment of taxes. Net operating leases allow customers to manage and pay the cost of operating and maintaining railcars themselves. Our per diem lease product enables customers to pay through a settlement process on an hourly and mileage basis.

Customer Concentration.  Our railcar customers are typically industrial companies who ship their products or raw materials by rail.  We lease to a number of different industries and no customer generates more than 15% of our total monthly revenue.  Our customers are generally large, creditworthy, industrial companies.  Additionally, we work with a number of North American Class I Railroads and regional carriers.

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

Employees

As of December 31, 2014,  we had 101 employees worldwide. We are not a party to any collective bargaining agreements. We believe that relations with our employees are good.

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

ITEM 1A.RISK FACTORS

In addition to the other information contained in this Annual Report on Form 10-K, we have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations and cash flows. Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks and investors may lose all or part of their investment. This section should be read in conjunction with our audited consolidated financial statements and related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Annual Report on Form 10-K.

Risks Related to Our Business and the Equipment Leasing Industry

The demand for leased containers depends on many political, economic and other factors beyond our control.

A significant amount of our revenue comes from activities related to the leasing of containers. Our ability to continue successfully leasing containers to container shipping lines, earning management fees on leased containers and attracting third-party investors to purchase container portfolios from us depends in part upon the continued demand for leased containers. The demand for containers is affected by numerous factors.

Demand for containers depends largely on the rate of world trade and economic growth, with consumer demand being one of the most critical factors affecting this growth. Economic downturns in one or more countries or regions, particularly in the United States, China, Europe and other consumer-oriented economies, could result in a reduction in world containerized trade growth or in demand by container shipping lines for leased containers. In Europe, the ongoing sovereign debt crisis, the loss of value by the Euro and related effects on the European banking system have contributed to growing instability in the European currency and credit markets. Further deterioration of European economic conditions, the dissolution of the European Union or the Euro, or a significant loss of value by the Euro could reduce demand for the Company’s containers globally.

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

All of these factors are inherently unpredictable and beyond our control. These factors will vary over time, often quickly and unpredictably, and any change in one or more of these factors may have a material adverse effect on our business, financial condition, results of operations and cash flows. Many of these factors also influence decisions by our customers to lease or buy containers. Should one or more of these factors influence our customers to buy a larger percentage of the containers they operate, our utilization rate would decrease, resulting in decreased revenue and increased storage and repositioning costs.

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

We have operations in locations subject to natural disasters such as severe weather and geological events that could disrupt our operations. In addition, our suppliers and customers also have operations in such locations. For example, on March 11, 2011, the northern region of Japan experienced a severe earthquake followed by a series of tsunamis resulting in negative direct economic effects to the Japanese economy. Although the earthquake in Japan did not cause a disruption in our operations in the region, any future natural disasters in Japan or elsewhere in the world where we have business operations could lead to disruption of the regional and global economies, which could result in a decrease in demand for leased equipment, adversely impacting our business, financial condition, results of operations and cash flows.

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

Because steel is the major component used in the construction of new containers, the price of new containers and per diem rates on new containers are highly correlated with the price of raw steel. For example, steel prices decreased during 2014, which resulted in a corresponding decrease in new container prices. We cannot predict container prices in the future. If newly manufactured container prices continue to decline, we may need to lease the containers at low return rates or at a loss.

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

Containers used in our fleet have an average useful economic life that is generally between 12 and 15 years. When we purchase newly manufactured containers, we typically lease them out under long-term leases with terms of 3 to 8 years at a lease rate that is correlated to the price paid for the container. As containers leased under term leases are not leased out for their full economic life, we face risks associated with re-leasing containers after their initial long term lease at a rate that continues to provide a reasonable economic return based on the initial purchase price of the container. If prevailing container lease rates decline significantly between the time a container is initially leased out and when its initial long term lease expires, or if overall demand for containers declines, we may be unable to earn a sufficient lease rate from the re-leasing of containers when their initial term leases expire. This could adversely affect our business, financial condition, results of operations and cash flows.

Gains and losses associated with the disposition of used containers may fluctuate and adversely affect our results of operations.

Although our revenues primarily depend upon equipment leasing, our profitability is also affected by the gains or losses we realize on the sale of used containers because, in the ordinary course of our business, we sell certain containers when they are returned to us. The volatility of the selling prices and gains or losses from the disposal of such equipment may be significant. Used container selling prices, which can vary substantially, depend upon, among other factors, the cost of new containers, the global supply and demand balance for containers, the location of the containers, the supply and demand balance for used containers at a particular location, the repair condition of the container, refurbishment needs, materials and labor costs and equipment obsolescence. Most of these factors are outside of our control. Operating leases, which represent the predominant form of leases in our portfolio, are subject to greater selling price risk than finance leases.

Containers are typically sold if it is in our best interest to do so, after taking into consideration earnings prospects, book value, remaining useful life, repair condition, suitability for leasing or other uses and the prevailing local sales price for containers. Gains or losses on the disposition of used containers will fluctuate and may be significant if we sell large quantities of used containers.

Used container prices and our disposal gains have decreased in the last two years and disposal prices are nearing our current residual values. However, they could decrease further from current levels which would have a negative impact on our financial performance and cash flow. These effects could be significant if used container sale prices decreased rapidly.

We may incur significant costs to reposition containers.

When lessees return containers to locations where supply exceeds demand, we may make a decision to reposition containers to higher demand areas rather than sell the container and realize a loss on that sale. Repositioning expenses vary depending on geographic location, distance, freight rates and other factors, and may not be fully covered by drop-off charges collected from the last lessee of the containers or pick-up charges paid by the new lessee. We seek to limit the number of units that can be returned and impose surcharges on containers returned to areas where demand for such containers is not expected to be strong. However, market conditions may not enable us to continue such practices. In addition, we may not accurately anticipate which port locations will be characterized by high or low demand in the future, and our current contracts will not protect us from repositioning costs if ports that we expect to be high-demand ports turn out to be low-demand ports at the time leases expire.

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

We have a significant amount of indebtedness and we intend to borrow additional amounts under our credit facilities to purchase equipment and make acquisitions and other investments. We expect that we will maintain a significant amount of indebtedness on an ongoing basis. As of December 31, 2014, our total outstanding debt (including capital lease obligations) was $1,264.5 million. Interest expense on such debt will be $7.2 million per quarter for 2015, assuming floating interest rates remain consistent with those as of December 31, 2014. There is no assurance that we will be able to refinance our outstanding indebtedness when it becomes due, or, if refinancing is available, that it can be obtained on terms that we can afford.

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

•	making it difficult for us to pay dividends on, or repurchase, our common stock;
•	placing us at a competitive disadvantage compared to our competitors having less debt;
•	limiting our ability to borrow additional funds, or to sell assets to raise funds, if needed, for working capital, capital expenditures, acquisitions or other purposes; and
•	increasing our vulnerability to general adverse economic and industry conditions, including changes in interest rates.

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

Our ability to make payments on and repay our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. As of December 31, 2014, our total outstanding debt (including capital lease obligations and collateralized financing obligations) was $1,264.5 million. Interest expense on such debt will be $7.2 million per quarter, assuming floating interest rates remain consistent with those at December 31, 2014. These amounts will increase to the extent we borrow additional funds. It is possible that:

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

These restrictions could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities. A breach of any of these restrictions, including breach of financial covenants, could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and fees, to be immediately due and payable and proceed against any collateral securing that indebtedness, which would constitute substantially all of our equipment assets.

We may incur future asset impairment charges and additional depreciation expense.

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

If an asset, or group of assets, is considered to be impaired, it may also indicate that the residual value of the associated equipment type needs to be reduced. If residual values of our rental equipment are lowered, then our depreciation expense will increase, which could have an adverse impact on our business, financial condition and results of operations.

We derive a substantial portion of our revenue from a limited number of equipment lessees. The loss of, or reduction in business by, any of these equipment lessees, or a default from any large equipment lessee, could result in a significant loss of revenue and cash flow.

We have derived, and believe that we will continue to derive, a significant portion of our revenue and cash flow from a limited number of equipment lessees. Revenue from our ten largest lessees represented 55.4% of total revenue for the year ended December 31, 2014, with revenue from our single largest lessee accounting for 11.4%, or $25.9 million. As our business grows, we expect the proportion of revenue generated by our larger customers to continue to increase. The loss of such a customer would have a material adverse impact on our business, financial condition, results of operations and cash flows. In addition, a default by any of our largest lessees would result in a major reduction in our leasing revenue, large repossession expenses, potentially large lost equipment charges and a material adverse impact on our performance and financial condition.

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

We currently purchase almost all of our containers from manufacturers based in China. If it became more expensive for us to procure containers in China or to transport these units at a low cost from China to the locations where they are needed by our container lessees because of changes in exchange rates between the U.S. Dollar and Chinese Yuan, further consolidation among container suppliers, increased tariffs imposed by the United States or other governments or for any other reason, we may have to seek alternative sources of supply. While we are not currently dependent on any single current manufacturer of our containers, we may not be able to make alternative arrangements quickly enough to meet our container needs, and the alternative arrangements may increase our costs. The availability of containers depends significantly on the availability and cost of steel in China. If a shortage of steel develops either in China or worldwide, container manufacturers may not be able to meet our demand for new containers, which would limit our ability to add new containers to our fleet.

Terrorist attacks, the threat of such attacks, piracy or the outbreak of war and hostilities could negatively impact our operations and profitability and may expose us to liability.

Terrorist attacks and the threat of such attacks have contributed to economic instability in the United States and elsewhere, and further acts or threats of terrorism, violence, war or hostilities could similarly affect world trade and the industries in which we and our equipment lessees operate. For example, worldwide containerized trade dramatically decreased in the immediate aftermath of the September 11, 2001 terrorist attacks in the United States, which affected demand for leased equipment. In addition, terrorist attacks, threats of terrorism, piracy or threats thereof, violence, war or hostilities may directly impact ports, depots, our facilities or those of our suppliers or equipment lessees, and could impact our sales and our supply chain. A severe disruption to the worldwide ports system and flow of goods could result in a reduction in the level of international trade and lower demand for our equipment. We maintain liability insurance which in the aggregate provides coverage of up to $50.0 million that we believe would apply to claims arising from a terrorist attack, and our lease agreements require our lessees to indemnify us for all costs, liabilities and expenses arising out of the use of our equipment, including property damage to the equipment, damage to third-party property and personal injury. However, our lessees may not have adequate resources to honor their indemnity obligations and our insurance coverage is subject to large deductibles and significant exclusions. Accordingly, we may not be protected in all cases from liability (and expenses in defending against claims of liability) arising from a terrorist attack.

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

We may be unable to compete favorably in the highly competitive equipment leasing business. We compete with a number of major leasing companies, many smaller lessors, manufacturers of equipment, companies and financial institutions offering finance leases, promoters of equipment ownership and leasing as a tax-efficient investment, container shipping lines, which sometimes lease their excess container stocks, and suppliers of alternative types of containers for freight transport. Some of these competitors have greater financial resources and access to capital than we do. Additionally, some of these competitors may have large, underutilized inventories of equipment, which could lead to significant downward pressure on per diem rates, margins and prices of equipment.

Our business requires large amounts of working capital to fund our operations. We are aware that some of our competitors have had ownership changes in recent years. As a consequence, these competitors may have greater resources available to aggressively seek to expand their market share. This could include offering lease rates with which we cannot effectively compete. We cannot assure you that we will be able to compete successfully against these competitors.

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

As of December 31, 2014, we have invested $89.6 million in railcar assets. The railcar leasing business involves different customers, equipment, storage and handling facilities and other operating issues that are different from our traditional container leasing business. This business is competitive and dominated by well capitalized industry players. We cannot assure you that this business will be successful and profitable.

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

We are also subject to risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. These risks include:

•	regional or local economic downturns;
•	changes in governmental policy or regulation;
•	restrictions on the transfer of funds into or out of the countries in which we operate;
•	import and export duties and quotas;
•	value-added tax and other sales-type taxes which could result in additional costs to us if they are not properly collected or paid;
•	domestic and foreign customs and tariffs;
•	international incidents;
•	war, hostilities, terrorist attacks, piracy, or the threat of any of these events;
•	government instability;
•	nationalization of foreign assets;
•	government protectionism;
•	compliance with export controls, including those of the U.S. Department of Commerce;
•	compliance with import procedures and controls, including those of the U.S. Department of Homeland Security;
•	consequences from changes in tax laws, including tax laws pertaining to container investors;
•	potential liabilities relating to foreign withholding taxes;
•	labor or other disruptions at key ports;
•	difficulty in staffing and managing widespread operations; and
•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions.

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

We are subject to federal, state, local and foreign laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants to air, ground and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. We could incur substantial costs, including cleanup costs, fines and costs arising out of third-party claims for property or natural resource damage and personal injury, as a result of violations of or liabilities under environmental laws and regulations in connection with our or our lessees’ current or historical operations. Under some environmental laws in the United States and certain other countries, the owner or operator of a container may be liable for environmental damage, cleanup or other costs in the event of a spill or discharge of material from a container without regard to whether or not the spill or discharge was the fault of the owner or operator. While we typically maintain liability insurance and typically require lessees to provide us with indemnity against certain losses, insurance coverage may not be sufficient, or available, to protect against any or all liabilities and such indemnities may not be sufficient to protect us against losses arising from environmental damage. Moreover, our lessees may not have adequate resources, or may refuse to honor their indemnity obligations and our insurance coverage is subject to large deductibles, coverage limits and significant exclusions. Additionally, many countries, including the United States, restrict, prohibit or otherwise regulate the use of chemical refrigerants due to their ozone depleting and global warming effects. Over 99% of our refrigerated containers currently use R134A or 404A refrigerant. While R134A and 404A do not contain CFCs (which have been restricted since 1995), the European Union has instituted regulations to phase out the use of R134A in automobile air conditioning systems beginning in 2011 due to concern that the release of R134A into the atmosphere may contribute to global warming. While the European Union regulations do not currently restrict the use of R134A in refrigerated containers or trailers, it is possible that the phase out of R134A in automobile air conditioning systems will be extended to intermodal containers in the future. Further, certain manufacturers of refrigerated containers, including the largest manufacturer of cooling machines for refrigerated containers, have begun testing units that utilize alternative refrigerants, such as carbon dioxide, that may have less global warming potential than R134A and 404A. If future regulations prohibit the use or servicing of containers using R134A or 404A refrigerants, we could be forced to incur large retrofitting expenses. In addition, refrigerated containers that are not retrofitted may become difficult to lease and command lower rental rates and disposal prices.

Furthermore, installation of the insulation foam in the walls of refrigerated containers involves the use of a blowing agent that contains CFCs. Manufacturers are in various stages of phasing out the use of this blowing agent in the manufacturing process. However, if future regulations prohibit the use or servicing of containers with insulation manufactured with this blowing agent we could be forced to incur large retrofitting expenses and those that are not retrofitted may become more difficult to lease and command lower rental rates and disposal prices.

Use of counterfeit and improper refrigerant in refrigeration machines for refrigerated containers could result in irreparable damage to the refrigeration machines, death or personal injury, and materially impair the value of our refrigerated container fleet.

There are reports of counterfeit and improper refrigerant gas being used to service refrigeration machines. The use of this counterfeit gas has led to the explosion of several refrigeration machines within the industry. A small number of these incidents have resulted in personal injury or death and, in all cases, the counterfeit gas has led to irreparable damage to the refrigeration machines.

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

CAIJ, Inc. (CAIJ) was formed and began operation in 2007 for the purpose of arranging investments in our containers with Japanese investors. CAIJ has arranged a significant amount of investments and we expect that CAIJ will arrange more container investments in the future. Because we are the seller and manager of the containers that will be sold to investors on whose behalf CAIJ acts as an arranger and advisor, there is an inherent conflict of interest between us, CAIJ and the investors. We disclose this inherent conflict of interest to third-party investors prior to any sale to them, but we do not provide them with any assurances that they will realize a specific or any investment return on the containers purchased from, and managed by, us. In the event that these third-party investors realize losses on their investments or believe that the returns on their investments are lower than expected, they may make claims, including bringing lawsuits, against CAIJ or us for our alleged failure to act in their best interests or make appropriate disclosures to them. Any such claims could result in the payment of legal expenses and damages and also damage our reputation with third-party investors and potential third-party investors and materially and adversely affect our business, financial condition, results of operations and cash flows.

Certain liens may arise on our equipment.

Depot operators, repairmen and transporters may come into possession of our equipment from time to time and have sums due to them from lessees or sub-lessees of equipment. In the event of nonpayment of those charges by lessees or sub-lessees, we may be delayed in, or entirely barred from, repossessing equipment, or be required to make payments or incur expenses to discharge liens on our equipment.

The lack of an international title registry for containers increases the risk of ownership disputes.

There is no internationally recognized system of recordation or filing to evidence our title to containers nor is there an internationally recognized system for filing security interests in containers. Although we have not incurred material problems with respect to this lack of an internationally recognized system, the lack of an international title recordation system for containers could result in disputes with lessees, end-users, or third parties who may improperly claim ownership of the containers.

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

In May 2013, after considering constituents’ comments, the FASB issued a revised exposure draft, Accounting Standards Update, Leases (Topic 842): a revision of the 2010 proposed Accounting Standards Update, Leases (Topic 840). The objective of the revised ED is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information. The revised ED does not specify an effective date and the Boards will consider feedback they receive before determining one. In January 2014, the FASB and IASB began their re-deliberations of the proposals included in the May 2013 ED with an emphasis on (1) lessor accounting model, (2) accounting for “Type A” leases by lessors, (3) lessee accounting model and (4) lessee small-ticket leases. No final decisions have been reached to date.

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

The trading price of our common stock may be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, new products or services by us or our competitors, general conditions in the shipping industry and the intermodal equipment sales and leasing markets, changes in earnings estimates by analysts, or other events or factors which may or may not be under our control. Broad market fluctuations may adversely affect the market price of our common stock. Since the initial public offering of our stock at $15.00 per share on May 16, 2007, the market price of our stock has fluctuated significantly from a high of $30.28 per share to a low of $2.12 per share through  February 20,  2015. Since the trading volume on our stock is modest on a daily basis, shareholders may experience difficulties in liquidating our stock. Factors affecting the trading price of our common stock may include:

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

Although our board of directors may consider a dividend policy under which we would pay cash dividends on our common stock, any determinations by us to pay cash dividends on our common stock in the future will be based primarily upon our financial condition, results of operations, business requirements, tax considerations and our board of directors’ continuing determination that the declaration of dividends under the dividend policy are in the best interests of our stockholders and are in compliance with all laws and agreements applicable to the dividend program. In addition, the terms of our credit agreements contain provisions restricting the payment of cash dividends subject to certain exceptions. Consequently, investors may be required to rely on sales of their common stock as the only way to realize any future gains on their investment.

If securities analysts do not publish research or reports about our business or if they decrease their financial estimates or investment recommendations, the price of our stock could decline.

The trading market for our common shares may rely in part on the research and reports that industry or financial analysts publish about us or our business. We do not control or influence the decisions or opinions of these analysts and analysts may not cover us.

If any analyst who covers us decreases his or her financial estimates or investment recommendation, the price of our stock could decline. If any analyst ceases coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.

Our founder, Mr. Hiromitsu Ogawa, will continue to have substantial control over us and could act in a manner with which other stockholders may disagree or that is not necessarily in the interests of other stockholders.

Based upon beneficial ownership as of December 31, 2014, Mr. Ogawa beneficially owns 21.1% of our outstanding common stock. As a result, he may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, he may have the ability to control the management and affairs of our company. Mr. Ogawa may have interests that are different from yours. For example, he may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of us or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock. In addition, as Chairman of our Board of Directors, Mr. Ogawa may influence decisions to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

Office Locations.  As of December 31, 2014, we operated our business in 16 offices in 13 different countries including the U.S. We have two offices in the U.S. including our headquarters in San Francisco, California. We have 14 offices outside the U.S., including offices operated by third party corporate service providers in Bermuda and Luxembourg.  In addition, we have agents in Asia, Europe, South Africa, and South America. Each of our offices is used for both equipment leasing and equipment management operations, except for our office in Delmenhorst, Germany which is used only for equipment leasing operations. All of our offices, except those operated by third party corporate service providers, are leased.

The following table summarizes our office locations as of December 31, 2014:

Office Locations – U.S.

San Francisco, CA (Headquarters)

Charleston, SC

Office Locations – International

Brentwood, United Kingdom

St. Michael, Barbados

Antwerp, Belgium

Hong Kong

Singapore

Delmenhorst, Germany

Hamburg, Germany

Tokyo, Japan (two offices)

Kuala Lumpur, Malaysia

Taipei, Taiwan

Luxembourg

Hamilton, Bermuda

Sydney, Australia

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

PART II

ITEM  5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “CAP.” The following table reflects the range of high and low sales prices of our common stock, as reported on the NYSE in each quarter of the years ended December 31, 2014 and 2013:

	High	Low

2014:
Fourth Quarter	$23.61	$18.68
Third Quarter	$22.65	$18.37
Second Quarter	$25.03	$21.25
First Quarter	$25.30	$19.32

2013:
Fourth Quarter	$24.97	$21.20
Third Quarter	$24.24	$20.00
Second Quarter	$30.28	$23.38
First Quarter	$30.03	$21.88

As of February 18, 2015, there were  33  registered holders of record of the common stock and 4,989 beneficial holders, based on information obtained from our transfer agent.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2014—October 31, 2014	—	$—	—	17,506
November 1, 2014—November 30, 2014	235	20.62	—	17,506
December 1, 2014—December 31, 2014 2014	—	—	—	17,506
Total	235	$20.62	—	17,506

(1)

During the three months ended December 31, 2014, we withheld 235 shares of common stock, at an average price of $20.62 per share, to satisfy tax obligations of certain of our employees upon the vesting of restricted stock awards under the 2007 Equity Incentive Plan.

Performance Graph

The graph below compares cumulative shareholder returns on our common stock as compared with the Russell 2000 Stock Index and the Dow Jones Transportation Stock Index for the period from December 31, 2009 to December 31, 2014. The graph assumes an investment of $100 as of December 31, 2009. The stock performance shown on the performance graph below is not necessarily indicative of future performance.

300
250
200
150
100
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
CAI International, Inc.
Russell 2000 Index
Dow Jones Transportation Index

		Returns as of December 31,
Company/Index	Dec. 31, 2009	2010	2011	2012	2013	2014

CAI International, Inc.	$100	$217	$171	$243	$261	$257
Russell 2000 Index	100	125	118	136	186	193
Dow Jones Transportation Index	100	125	122	129	181	223

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

Consolidated Statement of Operations Data

	Year Ended December 31,
	2014	2013	2012	2011	2010
(Dollars in thousands, except per share data)

Revenue
Rental revenue	$212,259	$196,591	$152,982	$106,694	$64,892
Management fee revenue	6,497	7,866	12,094	12,957	10,348
Gain on sale of equipment portfolios	-	-	1,256	2,345	614
Finance lease income	8,833	7,948	7,593	3,710	2,045
Total revenue	227,589	212,405	173,925	125,706	77,899

Operating expenses
Depreciation of rental equipment	77,976	67,109	48,352	33,633	20,807
Amortization of intangible assets	383	780	902	1,254	1,377
Gain on disposition of used rental equipment	(6,522)	(7,356)	(12,445)	(13,374)	(9,112)
Storage, handling and other expenses	26,043	19,257	9,402	5,513	6,170
Marketing, general and administrative expenses	26,155	23,848	24,658	21,009	21,218
Loss (gain) on foreign exchange	367	82	170	(354)	513
Total operating expenses	124,402	103,720	71,039	47,681	40,973

Operating income	103,187	108,685	102,886	78,025	36,926
Net interest expense	35,611	37,108	28,787	16,127	5,169

Net income before income taxes and non-controlling interest	67,576	71,577	74,099	61,898	31,757
Income tax expense	7,191	7,057	9,818	11,084	3,555

Net income	60,385	64,520	64,281	50,814	28,202
Net income attributable to non-controlling interest	(111)	(594)	(816)	(625)	181
Net income attributable to CAI common stockholders	$60,274	$63,926	$63,465	$50,189	$28,383

Net income per share attributable to CAI common stockholders
Basic	$2.91	$2.89	$3.26	$2.60	$1.58
Diluted	$2.85	$2.82	$3.18	$2.55	$1.56

Weighted average shares outstanding
Basic	20,732	22,157	19,495	19,295	17,974
Diluted	21,155	22,672	19,945	19,693	18,203

Other Financial Data
EBITDA (unaudited)(1)	$181,910	$176,502	$151,821	$112,732	$59,548
Adjusted EBITDA (unaudited)(1)	195,818	188,831	160,579	118,812	64,881
Purchase of equipment	307,283	312,144	524,354	491,780	204,565
Net proceeds from sale of equipment portfolios	-	-	10,320	24,886	12,367

Consolidated Balance Sheet Data

	As of December 31,
	2014	2013	2012	2011	2010
(Dollars in thousands)

Cash	$62,053 *	$54,994 *	$22,047 *	$14,677 *	$14,393
Rental equipment, net	1,564,777	1,465,092	1,210,234	841,847	530,939
Net investment in direct finance leases	94,964	81,208	85,554	37,749	11,834
Total assets	1,795,840	1,675,589	1,387,941	953,368	613,452
Debt	1,264,536	1,137,995	957,360	621,050	260,547
Total liabilities	1,352,935	1,260,463	1,041,096	704,632	415,778
Total CAI stockholders' equity	442,116	414,532	346,845	230,036	179,599
*Includes restricted cash of $8,232, $9,253, $4,376 and $599 at
December 31, 2014, 2013, 2012 and 2011, respectively.

Selected Operating Data (unaudited):
Owned container fleet in TEUs (2)	934,101	860,729	704,417	470,401	347,973
Managed container fleet in TEUs (2)	235,538	283,725	359,133	458,254	478,608
	1,169,639	1,144,454	1,063,550	928,655	826,581

Owned container fleet in CEUs (3)	961,244	903,713	745,966	491,076	338,028
Managed container fleet in CEUs (3)	214,432	262,071	331,017	414,475	425,913
	1,175,676	1,165,784	1,076,983	905,551	763,941

Owned railcar fleet in units	2,361	1,804	1,456	-	-

Percentage of on-lease container fleet on long-term leases (4)	73.2%	74.9%	70.5%	78.7%	75.8%
Percentage of on-lease container fleet on short-term leases (4)	20.0%	20.3%	23.4%	17.4%	21.7%
Percentage of on-lease container fleet on finance leases (4)	6.8%	4.8%	6.1%	3.9%	2.5%
	100.0%	100.0%	100.0%	100.0%	100.0%

Average container fleet utilization in TEUs (5)	91.5%	91.8%	94.2%	97.6%	94.8%
Average container fleet utilization in CEUs (6)	92.3%	92.7%	94.7%	97.8%	94.6%
Average railcar fleet utilization (7)	95.9%	94.1%	81.6%	-%	-%

(1)

EBITDA is defined as net income before interest, income taxes, depreciation and amortization of intangible assets. Adjusted EBITDA is EBITDA plus principal payments from direct finance leases (DFL) less certain non-recurring items. We believe adjusted EBITDA is helpful in understanding our past financial performance as a supplement to net income and other performance measures calculated in conformity with accounting principles generally accepted in the United States (GAAP). Our management believes that adjusted EBITDA is useful to investors in evaluating our operating performance because it provides a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies in our industry. EBITDA and adjusted EBITDA have limitations as analytical tools, which you should not consider in isolation or as substitutes for any measure reported under GAAP. Adjusted EBITDA’s usefulness as a performance measure as compared to net income is limited by the fact that EBITDA excludes the impact of interest expense, depreciation and amortization expense and taxes, and additionally excludes principal payments from DFL and certain non-recurring items in the case of adjusted EBITDA. We borrow money in order to finance our operations; therefore, interest expense is a necessary element of our costs and ability to generate revenue. Similarly, our use of capital assets makes depreciation and amortization expense a necessary element of our costs and ability to generate income. In addition, since we are subject to state and federal income taxes, any measure that excludes tax expense has material limitations. Moreover, adjusted EBITDA is not calculated identically by all companies; therefore our presentation of adjusted EBITDA may not be comparable to similarly titled measures of other companies. Due to these limitations, we use adjusted EBITDA as a measure of performance only in conjunction with GAAP measures of performance, such as net income.

The following table provides a reconciliation of EBITDA and adjusted EBITDA to net income, the most comparable performance measure under GAAP (in thousands):

	Year Ended December 31,
	2014	2013	2012	2011	2010

Net income attributable to CAI common stockholders	$60,274	$63,926	$63,465	$50,189	$28,383
Net interest expense	35,611	37,108	28,787	16,127	5,169
Depreciation	78,451	67,631	48,849	34,078	21,064
Amortization of intangible assets	383	780	902	1,254	1,377
Income tax expense	7,191	7,057	9,818	11,084	3,555
EBITDA	181,910	176,502	151,821	112,732	59,548
Principal payments from direct finance leases	16,319	12,329	8,758	6,080	5,333
Non-recurring net settlement received from customer	(2,411)	-	-	-	-
Adjusted EBITDA	$195,818	$188,831	$160,579	$118,812	$64,881

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

(6)

Reflects the average number of CEUs in our equipment fleet on lease as a percentage of total CEUs available for lease. In calculating CEUs available for lease, we exclude units for sale and units held at the manufacturer that we have purchased.

(7)

Reflects the average number of units in our railcar fleet on lease as a percentage of total units available for lease. In calculating units available for lease, we exclude units for sale and units held at the manufacturer that we have purchased.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes thereto, included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those contained in or implied by any forward-looking statements. See “Special Note Regarding Forward-Looking Statements.” Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Item 1A. “Risk Factors.”

Unless the context requires otherwise, references to “CAI,” the “Company,” “we,” “us” or “our” in this Annual Report on Form 10-K refer to CAI International, Inc. and its subsidiaries.

Overview

We are one of the world’s leading transportation finance and logistics companies. We purchase equipment,  which we lease primarily to container shipping lines, freight forwarders and others and either retain as part of our owned fleet or sell to third-party investors for whom we then provide management services. In operating our fleet, we lease, re-lease and dispose of equipment and contract for the repair, repositioning and storage of equipment.  As of December 31, 2014, our container fleet comprised  1,175,656 CEUs, 81.8% of which represented our owned fleet and 18.2% of which represented our managed fleet.  In addition, we also own 2,361  railcars, which we lease within North America primarily to railroad transport companies.

Our revenue comprises rental revenue and finance lease income from our owned fleet, and gain on sale of equipment portfolios and management fee revenue for managing equipment for third-party investors.

Our equipment rental revenue depends primarily upon a combination of: (1) the number of units in our owned fleet; (2) the utilization level of equipment in our owned fleet; and (3) the per diem rates charged under each equipment lease. The same factors in our managed fleet affect the amount of our management fee revenue. The number of CEUs in our fleet varies over time as we purchase new equipment based on prevailing market conditions during the year, sell portfolios of equipment to third-party investors and sell used equipment to parties in the secondary resale market.

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

The equipment leasing market is highly competitive. As such, our relationships with our equipment lessees are important to ensure that container shipping lines continue to select us as one of their providers of leased equipment.  Our average container fleet utilization rate in TEUs for the year ended December 31, 2014 was 91.5% compared to 91.8% and 94.2% for the years ended December 31, 2013 and 2012, respectively. Our average container fleet utilization rate in CEUs for the year ended December 31, 2014 was 92.3% compared to 92.7%  and 94.7% for the years ended December 31, 2013 and 2012, respectively. The decrease in our average fleet utilization from 2012 was primarily attributable to slower growth in world trade and an increase in the supply of equipment. Our utilization rate may increase or decrease depending on future global economic conditions and the additional supply of new equipment.

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

Rental Revenue. We generate rental revenue by leasing our owned equipment primarily to container shipping lines.   Approximately 95% of our rental revenue is derived from rental of equipment.  Equipment rental revenue comprises monthly lease payments due under the lease agreements together with payments for other charges set forth in the leases, such as handling fees, drop-off charges and repair charges.

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

Finance Lease Income. A small percentage of our total fleet is subject to finance leases. Under a finance lease, the lessee’s payments consist of principal and interest components. The interest component is recognized as finance lease income. Lessees under our finance leases have the substantive risks and rewards of equipment ownership and may have the option to purchase the equipment at the end of the lease term for a nominal amount.

Operating Expenses

Our operating expenses are primarily depreciation of rental equipment, amortization of intangible assets, storage, handling and other expenses applicable to our owned equipment, as well as marketing, general and administrative expenses for our total fleet.

We depreciate our containers on a straight line basis over a period ranging from 12 to 15 years to a fixed estimated residual value depending on the type of container (See Note 2(d) in our consolidated financial statements included in this Annual Report on Form 10-K). We regularly assess both the estimated useful life of our containers and the expected residual values, and, when warranted, adjust our depreciation estimate accordingly. Railcar equipment is depreciated over its estimated useful life of between 40 and 43 years to its estimated residual value using the straight line method. Depreciation expense for rental equipment will vary over time based upon the number and the purchase price of our owned equipment.

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

Results of Operations

The following table summarizes our results of operations for the three years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenue
Rental revenue	$212,259	$196,591	$152,982
Management fee revenue	6,497	7,866	12,094
Gain on sale of equipment portfolios	-	-	1,256
Finance lease income	8,833	7,948	7,593
Total revenue	227,589	212,405	173,925
Operating expenses
Depreciation of rental equipment	77,976	67,109	48,352
Amortization of intangible assets	383	780	902
Gain on disposition of used rental equipment	(6,522)	(7,356)	(12,445)
Storage, handling and other expenses	26,043	19,257	9,402
Marketing, general and administrative expenses	26,155	23,848	24,658
Loss on foreign exchange	367	82	170
Total operating expenses	124,402	103,720	71,039

Operating income	103,187	108,685	102,886
Net interest expense	35,611	37,108	28,787

Net income before income taxes and non-controlling interest	67,576	71,577	74,099
Income tax expense	7,191	7,057	9,818

Net income	60,385	64,520	64,281
Net income attributable to non-controlling interest	(111)	(594)	(816)
Net income attributable to CAI common stockholders	$60,274	$63,926	$63,465

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenue. The above table shows the composition of our revenue. The following discussion explains the significant changes in the composition of our total revenue for the year ended December 31, 2014 compared to the year ended December 31, 2013:

Rental Revenue. Rental revenue increased $15.7 million, or 8%, to $212.3 million for the year ended December 31, 2014, from $196.6 million for the year ended December 31, 2013.  This was primarily due to a $20.0 million increase in rental revenue attributable to an 11% increase in the average number of CEUs of owned containers on lease,  a  $3.2 million increase in CAI Rail revenue as a result of entering into additional rail business during 2013 and 2014 and receipt of a $2.6 million settlement from a customer during the year,  partially offset by a $7.6 million decrease in revenue resulting from a 4% decrease in average owned container per diem rental rates. We made investments in containers during the year ended December 31, 2014 which increased the average size of the owned fleet by 11%, although the impact on rental revenue was partially offset by a reduction in the utilization of our owned fleet, on a CEU basis, from 94.1% in the year ended December 31, 2013 to 93.7% in the year ended December 31, 2014.  The reduction in average container per diem rental rates has been caused by competitive market pressure, as well as our investment in used containers through sale and leaseback transactions and the acquisition of container portfolios from our managed fleet. Used containers are purchased at a lower price, and command a lower per diem rental rate, than new containers. Approximately 15% of our investment in containers during the last twelve months was in used containers.

Management Fee Revenue. Management fee revenue for the year ended December 31, 2014 was $6.5 million, a decrease of $1.4 million, or 17%, from $7.9 million for the year ended December 31, 2013. An 18% reduction in the size of the on-lease managed container fleet, and a decrease of 4% in average per diem rates in our managed fleet for the year ended December 31, 2014 compared to the year ended December 31, 2013, was partially offset by increased commission earned on the volume of used equipment sold from the management fleet.

The size of our managed fleet has decreased in the past several years as market conditions have favored the purchase of container portfolios from our managed container fleet rather than establishing new portfolios. We continue to believe the management of equipment for third party investors is beneficial to our company and we will continue to pursue those opportunities. At the same time, based on market conditions, we will continue to pursue the purchase of container portfolios if attractive opportunities present themselves. Consequently, market conditions will dictate whether there will be net additions or subtractions from our managed fleet.

Finance Lease Income. Finance lease income increased by $0.9 million, or 11%, to $8.8 million during the year ended December 31, 2014, from $7.9 million during the year ended December 31, 2013, reflecting the additional finance leases entered into during the last 12 months.

Expenses.  The following discussion explains the significant changes in expenses for the year ended December 31, 2014 compared to the year ended December 31, 2013:

Depreciation of Rental Equipment. Depreciation of rental equipment increased by $10.9 million, or 16%, to $78.0 million for the year ended December 31, 2014, from $67.1 million for the year ended December 31, 2013. This increase was primarily attributable to an 11% increase in the size of our owned container fleet, an increase of $0.8 million in depreciation attributable to CAI Rail, reflecting the increase in size of our railcar fleet, and the reclassification of certain leases from financing to operating during the year ended December 31, 2013.

Amortization of Intangible Assets.  Amortization of intangible assets decreased $0.4 million, or 51%, to $0.4 million for the year ended December 31, 2014, from $0.8 million for the year ended December 31, 2013. The decrease was due to certain intangible assets that became fully amortized during the third quarter of 2013.

Gain on Disposition of Used Rental Equipment. Gain on sale of used rental equipment decreased $0.8 million to $6.5 million for the year ended December 31, 2014, an 11% decrease from a gain of $7.4 million for the year ended December 31, 2013.  We sold more used containers at a lower average price and margin during the year ended December 31, 2014 compared to the year ended December 31, 2013.

Storage, Handling and Other Expenses. Storage, handling and other expenses increased by $6.8 million, or 35%, to $26.0 million for the year ended December 31, 2014, from $19.3 million for the year ended December 31, 2013.  The average size of our owned container fleet increased by 11% compared to the year ended December 31, 2013 and the number of off-lease and for sale containers in our owned fleet increased by 39% compared to the previous year, resulting in higher storage and related costs. Handling charges also increased by $1.2 million, compared to the year ended December 31, 2013, due to relocating off-lease units to higher demand areas for sale or lease.

Marketing, General and Administrative Expense. MG&A expense increased by $2.3 million, or 10%, to $26.2 million for the year ended December 31, 2014, from $23.8 million for the year ended December 31, 2013. The increase was primarily a result of higher professional fees incurred in the current year and higher employee-related costs as a result of an increase in headcount, particularly in our Rail business.

Loss on Foreign Exchange. We recorded a loss of $0.4 million on foreign exchange transactions for the year ended December 31, 2014 compared to a loss of $0.1 million during the year ended December 31, 2013.  Gains and losses on foreign currency primarily occur when foreign denominated financial assets and liabilities are either settled or remeasured in U.S. dollars. The loss on foreign exchange for the year ended December 31, 2014 was primarily the result of movements in the U.S. dollar exchange rate against the Euro.

Net Interest Expense. Net interest expense of $35.6 million for the year ended December 31, 2014 decreased $1.5 million, or 4%, from $37.1 million for the year ended December 31, 2013. The decrease in net interest expense was due primarily to a decrease of $0.7 million in the write-off of prepaid financing costs related to refinancing arrangements and a reduction in the average interest rate on outstanding debt, partially offset by an increase in our average loan principal balance as we continue to increase our borrowings to finance our acquisition of additional rental equipment.

Income Tax Expense. Income tax expense of $7.2 million for the year ended December 31, 2014 increased  $0.1 million from $7.1 million for the year ended December 31, 2013. The effective tax rate for the year ended December 31, 2014 was 10.6% compared to an effective tax rate of 9.9% for the year ended December 31, 2013.  The increase in rate is primarily attributable to a non-cash charge of $0.6 million and an increase in tax arising from the gain on sale of units previously on lease to a customer. The majority of these units were owned by the parent company, as opposed to subsidiary companies in Barbados or Bermuda, and thus were subject to U.S. tax. Excluding the prior period charge and the sale of these units, the full year effective tax rate for the year ended December 31, 2014 would have been approximately 9.0%.  The proportion of our on-lease owned fleet owned by subsidiary companies in Barbados and Bermuda, where income tax rates are lower than in the U.S., increased from approximately 90% in the year ended December 31, 2013 to 92% in the year ended December 31, 2014. The increase in the proportion of the fleet owned by our international subsidiaries has led to a corresponding increase in the proportion of pretax income generated in lower tax jurisdictions, resulting in a decrease in the effective tax rate. Note 9 of to our consolidated financial statements included in this Annual Report on Form 10-K includes a reconciliation between the tax expense calculated at the statutory U.S. income tax rate and the actual tax expense for the years ended December 31, 2014 and 2013. Foreign tax differentials for those years of $18.0 million and $19.0 million, respectively, are the primary reasons for the effective tax rates in both years being below the statutory U.S. rate.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenue. The above table shows the composition of our revenue. The following discussion explains the significant changes in the composition of our total revenue for the year ended December 31, 2013 compared to the year ended December 31, 2012:

Rental Revenue. Rental revenue increased $43.6 million, or 29%, to $196.6 million for the year ended December 31, 2013, from $153.0 million for the year ended December 31, 2012. This was primarily due to a $48.3 million increase in rental revenue attributable to a 35% increase in the average number of CEUs of owned containers on lease and a $4.2 million increase in CAI Rail revenue as a result of entering into additional rail business during 2013, partly offset by a $12.0 million decrease in revenue resulting from an 8% decrease in average container per diem rental rates. We made investments in containers during the year ended December 31, 2013 which increased the average size of the owned fleet by 41%, although the impact on rental revenue was partially offset by a reduction in the utilization of our owned fleet from 97.3% in the year ended December 31, 2012 to 94.1% in the year ended December 31, 2013. The reduction in average container per diem rental rates is primarily a result of our significant investment in used containers during the last twelve months through sale and leaseback transactions and the acquisition of container portfolios from our managed fleet. Used containers are purchased at a lower price, and command a lower per diem rental rate, than new containers. Approximately 40% of our investment in containers during the last twelve months was in used containers.

Management Fee Revenue. Management fee revenue for the year ended December 31, 2013 was $7.9 million, a decrease of $4.2 million, or 35%, from $12.1 million for the year ended December 31, 2012. The decrease was primarily due to a 33% reduction in the size of the on-lease managed container fleet as a result of our purchase of previously managed container portfolios.

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

Expenses.  The following discussion explains the significant changes in expenses for the year ended December 31, 2013 compared to the year ended December 31, 2012:

Depreciation of Rental Equipment. Depreciation of rental equipment increased by $18.8 million, or 39%, to $67.1 million for the year ended December 31, 2013, from $48.4 million for the year ended December 31, 2012. This increase was primarily attributable to a 40% increase in the size of our owned container fleet, and an increase of $1.1 million in depreciation attributable to CAI Rail.

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

Loss on Foreign Exchange. We recorded a loss of $0.1 million on foreign exchange transactions for the year ended December 31, 2013 compared to a loss of $0.2 million during the year ended December 31, 2012.  Gains and losses on foreign currency primarily occur when foreign denominated financial assets and liabilities are either settled or re-measured in U.S. dollars. The loss on foreign exchange for the year ended December 31, 2013 was primarily the result of movements in the U.S. dollar exchange rate against the Euro.

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

Liquidity and Capital Resources

Our principal sources of liquidity have historically been cash flows from operations, sales of equipment portfolios, borrowings from financial institutions and sale of our stock. We believe that cash flow from operations, future sales of equipment portfolios and borrowing availability under our credit facilities will be sufficient to meet our liquidity needs for at least the next 12 months.

We have typically funded a significant portion of the purchase price for new equipment through borrowings under our credit facilities. However, from time to time we have funded new equipment acquisitions through the use of working capital.

Revolving Credit Facilities

(i)  On March 15, 2013, we entered into a Third Amended and Restated Revolving Credit Agreement with a syndicate of banks to finance the acquisition of container rental equipment and for general working capital purposes. The Third Amended and Restated Revolving Credit Agreement refinanced our prior revolving credit facility to reduce the interest rate, increase the facility commitment and revise certain covenants to provide us with additional flexibility. As of December 31, 2014, the maximum commitment under our revolving credit facility was $760.0 million, which may be increased to a maximum of $960.0 million under certain conditions described in the agreement.  As of December 31, 2014, we had an outstanding balance of $289.0 million and availability of $470.9 million under our revolving credit facility (net of $0.1 million in letters of credit), subject to our ability to meet the collateral requirements under the agreement governing the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

There is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to us. These credit commitments are part of, and not in addition to, the maximum credit commitment. Borrowings under this credit facility bear interest at a variable rate. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar Rate loans as defined in the revolving credit facility. Interest rates are based on LIBOR for Eurodollar loans and Base Rate for Base Rate loans. As of December 31, 2014 the average interest rate on our revolving credit facility was 1.9%.

On January 30, 2015, we entered into an amendment to the Third Amended and Restated Revolving Credit Agreement with a consortium of banks, pursuant to which the prior revolving credit facility was refinanced. The agreement was amended to extend the maturity date to March 15, 2020, reduce the interest rate, increase the commitment level from $760.0 million to $775.0 million, and revise certain of the covenants and restrictions under the prior facility to provide us with additional flexibility.

We use our revolving credit facility primarily to fund the purchase of containers and for general working capital needs. As of December 31, 2014, we had commitments to purchase $122.5 million of rental equipment and had rental equipment payable of $7.4 million. We have typically used our cash flow from operations and the proceeds from sales of equipment portfolios to third-party investors to repay our revolving credit facility. As we expand our owned fleet, our revolving credit facility balance will be higher and will result in higher interest expense.

(ii)  On July 25, 2014, we entered into an Amended and Restated Revolving Credit Agreement for CAI Rail with a consortium of banks to finance the acquisition of railcars. As of December 31, 2014, the maximum credit commitment under the revolving line of credit was $250.0 million. CAI Rail’s revolving credit facility may be increased to a maximum of $325.0 million, in accordance with the terms of the agreement.  Borrowings under this credit facility bear interest at a variable rate. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar Rate loans as defined in the revolving credit agreement.  Interest rates are based on LIBOR for Eurodollar loans and Base Rate for Base Rate loans. As of December 31, 2014, the average interest rate under the agreement was 1.9%.

As of December 31, 2014, the outstanding balance under CAI Rail’s revolving credit facility was $61.8 million. As of December 31, 2014, we had $188.2 million in availability under the facility, subject to our ability to meet the collateral requirements under the agreement governing the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default. The revolving credit facility for CAI Rail will terminate in July 2019.

Term Loan Facilities

 (i)  On March 22, 2013, we entered into a $30.0 million five-year loan agreement with Development Bank of Japan (DBJ). The loan is payable in 19 quarterly installments of $0.5 million starting July 31, 2013 and a final payment of $21.5 million on April 30, 2018. The loan bears a variable interest rate based on LIBOR. As of December 31, 2014, the loan had a balance of $27.3 million and an average interest rate of 2.2%.

 (ii)  On December 20, 2010, we entered into a term loan agreement with a consortium of banks. Under this loan agreement, we were eligible to borrow up to $300.0 million, subject to certain borrowing conditions, which amount is secured by certain assets of our wholly-owned foreign subsidiaries.  The loan agreement is an amortizing facility with a term of six years.  The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the term loan agreement. The loan bears a variable interest rate based on LIBOR for Eurodollar loans, and Base Rate for Base Rate loans.

On March 28, 2013, the term loan agreement was amended which reduced the principal balance of the loan from $249.4 million to $125.0 million through payment of $124.4 million from the proceeds of the $229.0 million fixed-rate asset-backed notes issued by the Company’s indirect wholly-owned subsidiary, CAL Funding II Limited (see paragraph (ii) of Asset-Backed Notes below).

On October 1, 2014, we entered into an Amended and Restated Term Loan Agreement with a consortium of banks, pursuant to which the prior loan agreement was refinanced. The amended and restated term loan agreement, which contains similar terms to the prior loan agreement, was amended to, among other things: (a) reduce the borrowing rates from LIBOR plus 2.25% to LIBOR plus 1.6% (per annum) for Eurodollar loans, (b) increase the outstanding loan commitment from $115.0 million to $150.0 million, (c) extend the maturity to October 1, 2019, and (d) revise certain of the covenants and restrictions under the prior loan agreement to provide us with additional flexibility. As of December 31, 2014, the term loan had a balance of $147.8 million and average interest rate of 1.8%.

(iii)  On April 11, 2012, we entered into a term loan agreement with a consortium of banks. The agreement, which was amended on August 31, 2012,  May 30, 2013 and July 25, 2014,  provided for a five-year term loan of up to $142.0 million, subject to certain borrowing conditions, which amount is secured by certain of our assets.  The commitment under the loan may be increased to a maximum of $200.0 million, under certain conditions described in the agreement.  The outstanding principal amounts under the term loan bear interest based on LIBOR, are amortized quarterly, and require quarterly payments equal to 1.75% multiplied by the outstanding principal amount at such time. The full $142.0 million has been drawn and was primarily used to repay outstanding amounts under the revolving credit facility. All unpaid amounts then outstanding are due and payable on April 11, 2017. As of December 31, 2014, the loan had a balance of $119.3 million and an interest rate of 1.9%.

Asset-Backed Notes

(i)  On October 18, 2012, CAL Funding II Limited (CAL II) issued $171.0 million of 3.47% fixed rate asset-backed notes (Series 2012-1 Asset-Backed Notes).  Principal and interest on the Series 2102-1 Asset-Backed Notes is payable monthly commencing on November 26, 2012, and the Series 2012-1 Asset-Backed Notes mature in October 2027.  The proceeds from the Series 2012-1 Asset-Backed Notes were used to repay part of the Company’s borrowings under its senior revolving credit facility. The Series 2012-1 Asset-Backed Notes had a balance of $134.0 million as of December 31, 2014.

(ii)  On March 28, 2013, CAL II issued $229 million of 3.35% fixed rate asset-backed notes (Series 2013-1 Asset-Backed Notes). Principal and interest on the Series 2013-1 Asset-Backed Notes are payable monthly commencing on April 25, 2013, and the Series 2013-1 Asset-Backed Notes mature in March 2028. The proceeds from the new Series 2013-1 Asset-Backed Notes were used partly to reduce the balance of the Company’s term loan with a consortium of banks as described in paragraph (ii) of Term Loan Facilities above, and to partially pay down the Company’s senior revolving credit facility. The Series 2013-1 Asset-Backed Notes had a balance of $188.9 million as of December 31, 2014.

The agreements under each of the asset-backed notes described above require the Company to maintain a restricted cash account to cover payment of the obligations. As of December 31, 2014, the restricted cash account had a balance of $8.2 million.

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

The Notes bear interest at 4.9% per annum, due and payable semiannually on March 13 and September 13 of each year, commencing on March 13, 2013.  In addition, CAL is required to make certain principal payments on March 13 and September 13 of each year, commencing on March 13, 2013.  Any unpaid principal and interest is due and payable on September 13, 2022.  As of December 31, 2014, the Notes had a balance of $86.5 million.

On May 8, 2014, we entered into a short term uncommitted line of credit agreement.  Under this credit agreement, we are eligible to borrow up to $75.0 million, subject to certain borrowing conditions.  Loans made under the line of credit are repayable on the earlier of (a) 3 months after the loan is made, and (b) the facility termination date of May 8, 2015. Outstanding loans bear a variable interest rate based on LIBOR.  The full $75.0 million has been drawn and was primarily used to repay outstanding amounts under our senior revolving credit facility. As of December 31, 2014, the loan had a balance of $75.0 million, which is due and payable on March 24, 2015.  We intend to renew the loan upon its maturity dates. Interest is charged on the outstanding loan at an annual rate of 1.5%.

On June 25, 2014, one of our Japanese investor funds that is consolidated by us as a VIE (see Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K) entered into a term loan agreement with a bank.   Under the terms of the agreement, the Japanese investor fund entered into two loans; a five year, amortizing loan of $9.2 million at a fixed interest rate of 2.7%, and a five year, non-amortizing loan of $1.6 million at a variable interest rate based on LIBOR.  The debt is secured by assets of the Japanese investor fund, and is subject to certain borrowing conditions set out in the loan agreement.   As of December 31, 2014, the term loans held by the Japanese investor fund totaled $9.8 million and had an average interest rate of 2.6%.

As of December 31, 2014, we had collateralized financing obligations totaling $122.6 million (see Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K).  The obligations had an average interest rate of 0.8% as of December 31, 2014 with maturity dates between June 2015 and June 2019.

As of December 31, 2014, we had capital lease obligations of $2.6  million. The underlying obligations are denominated in U.S. Dollars and Euros at floating interest rates averaging 2.3% as of December 31, 2014, with maturity dates between March 2015 and June 2019.

Our term loans, senior secured notes, asset-backed notes, collateralized financing obligations, term loans held by VIEs and capital lease obligations are secured by specific pools of rental equipment and other assets owned by the Company, the underlying leases thereon and the Company’s interest in any money received under such contracts.

In addition to customary events of default, our revolving credit facilities and term loans contain restrictive covenants, including limitations on certain liens, indebtedness and investments.  In addition, all of our debt facilities contain various restrictive financial and other covenants.  The financial covenants in our debt facilities require us to maintain (1) a maximum consolidated funded debt to consolidated tangible net worth ratio of 3.75:1.00; and (2) a minimum fixed charge coverage ratio of 1.20:1.00. As of December 31, 2014, we were in compliance with all of our debt covenants.

Under certain conditions, as defined in our credit agreements with our banks and/or note holders, we are subject to certain cross default provisions that may result in an acceleration of principal repayment under these credit facilities if an uncured default condition were to exist. Our asset-backed notes are not subject to any such cross default provisions.

Securities Registration

On April 29, 2014, we filed a universal shelf registration statement on Form S-3 with the SEC which was declared effective by the SEC on June 19, 2014. Under this shelf registration statement, we may sell various debt and equity securities, or a combination thereof, to be offered from time-to-time up to an aggregate offering price of $300.0 million for all securities. Pursuant to a previously filed registration statement on Form S-3, we sold 2,757,170 shares of our common stock in December 2012 at $19.85 per share and raised approximately $51.5 million (net of commissions and other expenses related to the offering). We used the proceeds from the sale of our common stock to repay part of our senior revolving credit facility.

Cash Flow

The following table sets forth certain cash flow information for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012

Net income	$60,385	$64,520	$64,281
Adjustments to income	79,302	59,666	42,549
Net cash provided by operating activities	139,687	124,186	106,830
Net cash used in investing activities	(225,355)	(266,806)	(461,219)
Net cash provided by financing activities	95,142	172,101	358,083
Effect on cash of foreign currency translation	(1,394)	(1,411)	(101)
Net increase in cash	8,080	28,070	3,593
Cash at beginning of period	45,741	17,671	14,078
Cash at end of period	$53,821	$45,741	$17,671

Operating Activities Cash Flows

Net cash provided by operating activities of $139.7 million for the year ended December 31, 2014 increased $15.5 million from $124.2 million for the year ended December 31, 2013. The increase was primarily due to a $6.7 million increase in net income as adjusted for depreciation,  amortization and other non-cash items,  as well as  an  $8.8 million increase in our net working capital adjustments. Net working capital decreased by $0.6 million in the year ended December 31, 2014, due to a $4.3 million reduction in prepaid expenses and other assets, primarily due to the repayment of a $5.0 million bond, and an increase of $3.0 million in accounts payable, accrued expenses and other liabilities, primarily caused by the timing of payments. These increases to net working capital were offset by a $6.4 million increase to accounts receivable, primarily caused by the timing of receipts, and a decrease of $1.8 million in due to container investors.

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

Investing Activities Cash Flows

Net cash used in investing activities decreased $41.4 million to $225.4 million for the year ended December 31, 2014 from $266.8 million for the year ended December 31, 2013. The decrease in cash usage was primarily attributable to a $32.6 million increase in cash proceeds received from the disposition of used rental equipment, a $4.0 million increase in receipt of principal payments from direct financing leases, and a $4.9 million decrease in the purchase of rental equipment.

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

Financing Activities Cash Flows

Net cash provided by financing activities of $94.6 million for the year ended December 31, 2014 decreased $77.5 million compared to the year ended December 31, 2013 primarily as a result of lower net borrowings being required to finance the acquisition of rental equipment. During the year ended December 31, 2014, our net cash inflow from borrowings was $127.4 million compared to $181.9 million for the year ended December 31, 2013, reflecting the reduction in investment in rental equipment during 2014 compared to 2013.

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

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments by due date as of December 31, 2014 (in thousands):

	Payments Due by Period
		Less than	1-2	2-3	3-4	4-5	More than
	Total	1 year	years	years	years	years	5 years
Total debt obligations:
Revolving credit facilities	$350,769	$-	$-	$-	$289,000	$61,769	$-
Short-term line of credit	75,000	75,000	-	-	-	-	-
Term loans	294,370	20,740	20,740	110,240	30,900	111,750	-
Senior secured notes	86,520	8,240	7,175	6,110	6,110	6,110	52,775
Asset-backed notes	322,875	40,000	40,000	40,000	40,000	40,000	122,875
Collateralized financing obligations	122,574	57,390	36,813	18,224	-	10,147	-
Term loans held by VIE	9,845	1,829	1,829	1,829	1,829	2,529	-
Capital lease obligations	2,583	1,015	594	520	357	97	-
Interest on debt and capital lease obligations (1)	114,677	28,696	25,568	22,157	14,235	10,779	13,242
Rental equipment payable	7,381	7,381	-	-	-	-	-
Rent, office facilities and equipment	3,724	1,431	1,174	967	104	48	-
Equipment purchase commitments	122,524	94,997	27,527	-	-	-	-
Total contractual obligations	$1,512,842	$336,719	$161,420	$200,047	$382,535	$243,229	$188,892

(1)Our estimate of interest expense commitment includes $23.1 million relating to our revolving credit facilities, $0.3 million related to our short-term line of credit, $18.4  million relating to our term loans, $23.8 million relating to our senior secured notes, $44.8 million relating to our asset backed notes, $3.4 million relating to our collateralized financing obligations, $0.8 million related to our term loans held by VIEs, and $0.1 million relating to our capital lease obligations. The calculation of interest commitment related to our debt assumes the following weighted average interest rates as of December 31, 2014:  revolving credit facilities, 1.9%; short-term line of credit, 1.5%; term loans, 1.9%; senior secured notes, 4.9%; asset backed notes, 3.4%; collateralized financing obligations, 0.8%; term loans held by VIEs, 2.6%; and capital lease obligations, 2.3%. These calculations assume that interest rates will remain at the same level over the next five years. We expect that interest rates will vary over time based upon fluctuations in the underlying indexes upon which these interest rates are based.

See Note 7 to our consolidated financial statements included in this Annual Report on Form 10-K for a description of the terms of our revolving credit facilities, term loans, asset based notes and capital lease obligations.

Off-Balance Sheet Arrangements

As of December 31, 2014, we had no off-balance sheet arrangements or obligations other than noted below. An off-balance sheet arrangement includes any contractual obligation, agreement or transaction arrangement involving an unconsolidated entity under which we would have: (1) retained a contingent interest in transferred assets; (2) an obligation under derivative instruments classified as equity; (3) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing, hedging or research and development services with us; or (4) made guarantees.

We transferred ownership of certain equipment to Japanese container funds which were established by Japan Investment Adviser Co., Ltd. (JIA) and CAIJ, Inc. (CAIJ). CAIJ is an 80%-owned subsidiary of CAI with the remaining 20% owned by JIA. Prior to September 2013, JIA was owned and controlled by a Managing Director of CAIJ. Prior to the purchase of equipment from us, the purchasing entities had received contributions from unrelated Japanese investors, under separate Japanese investment agreements allowed under Japanese commercial laws. The contributions were used to purchase equipment from us. Under the terms of the agreement, the CAI related Japanese entities will manage each of the investments but may outsource all or part of each operation to a third party. Pursuant to its services agreements with investors, the Japanese container funds have outsourced the general management of their operations to CAIJ. The Japanese container funds have also entered into equipment management service agreements and financing arrangements whereby we manage the leasing activity of equipment owned by the Japanese container funds. The profit or loss from each investment will substantially belong to each respective investor, except with respect to certain financing arrangements where the terms of the transaction provide us with an option to purchase the equipment at a fixed price. If we decide to exercise our purchase options and resell the equipment to a third party, then we would realize any profit from the sale. During the third quarter of 2012, we purchased all the equipment legally owned by two consolidated Japanese VIEs. As we previously consolidated these two Japanese VIEs, the purchase of equipment was considered a repurchase of the non-controlling interest for accounting purposes. See Notes 3 and 12 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Finance Lease Income. Finance lease income is recognized using the effective interest method, which generates a constant rate of interest over the period of the lease. The same risks of collectability discussed above apply to our collection of finance lease income. If we experience unexpected payment defaults under our finance leases, we cease revenue recognition for those leases, which will reduce finance lease income.

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

We currently enter into two types of container fund arrangements with investors which are reviewed under ASC 810, Consolidation. These arrangements include container funds that we manage for investors and container funds that have entered into financing arrangements with investors. Included among several of the funds that we manage, and all of the funds under financing arrangements, are Japanese container funds that were established by a related party under separate investment agreements allowed under Japanese commercial laws. Each of the funds is financed by unrelated Japanese third party investors. (See Notes  3 and 12 to our consolidated financial statements included in this Annual Report on Form 10-K).

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

 The following table shows the residual values and depreciable lives for each type of equipment:

	Residual Value	Depreciable Life in Years
20-ft. standard dry van container	$1,050	13.0
40-ft. standard dry van container	$1,300	13.0
40-ft. high cube dry van container	$1,650	13.0
20-ft. refrigerated container	$2,750	12.0
40-ft. high cube refrigerated container	$3,500	12.0

Other specialized equipment is depreciated to its estimated residual value, which ranges from $1,000 to $3,500, over its estimated useful life of between 12.5 years and 15 years.

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

When testing for impairment, equipment is generally grouped by rental type, and is tested separately from other groups of assets and liabilities. Potential impairment exists when the estimated future undiscounted cash flows generated by an asset group, comprised of lease proceeds and residual values, less operating expenses, are less than the carrying value of that asset group. If potential impairment exists, the equipment is written down to its fair value. In determining the fair value of an asset group, we consider market trends, published value for similar assets, recent transactions of similar assets and in certain cases, quotes from third party appraisers. We currently do not consider any asset group to have a book value that is not recoverable based on our expectation of future undiscounted cash flows.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is developed based on two key components: (1) specific reserves for receivables which are impaired for which management believes full collection is doubtful; and (2) a general reserve for estimated losses inherent in the receivables. The general reserve is estimated by applying certain percentages to receivables that have not been specifically reserved, ranging from 1.0% on accounts that are one to thirty days overdue, to 100% on accounts that are one year overdue. Our allowance for doubtful accounts is reviewed regularly by our management and is based on the risk profile of the receivables, credit quality indicators such as the level of past due amounts and non-performing accounts and economic conditions. Changes in economic conditions or other events may necessitate additions or deductions to the allowance for doubtful accounts. The allowance is intended to provide for losses inherent in the owned fleet’s accounts receivable, and requires the application of estimates and judgments as to the outcome of collection efforts and the realization of collateral, among other things

The credit risk on accounts receivable related to the equipment we manage is the responsibility of third-party investors. Under our management agreements, if we are unable to ultimately collect any amount due from a managed unit lessee, third-party investors are obligated to reimburse us for any amounts we have previously paid to them in anticipation of receiving the uncollectible amount from the container lessee.

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

Foreign Exchange Rate Risk. Although we have significant foreign-based operations, the U.S. Dollar is our primary operating currency. Thus, most of our revenue and expenses are denominated in U.S. Dollars. We have equipment sales in British Pound Sterling, Euros and Japanese Yen and incur overhead costs in foreign currencies, primarily in British Pound Sterling and Euros. CAI Consent Sweden AB, one of our wholly-owned subsidiaries, has significant amounts of revenue as well as expenses denominated in Euros and Swedish Krone. During the year ended December 31, 2014, the U.S. Dollar increased in value in relation to other major foreign currencies (such as the Euro and British Pound Sterling). The increase in the value of the U.S. Dollar has decreased our revenues and expenses denominated in foreign currencies. The increase in the value of the U.S. Dollar relative to foreign currencies will also result in U.S. dollar denominated assets held at some of our foreign subsidiaries to increase in value relative to the foreign subsidiaries’ local currencies. For the year ended December 31, 2014, we recognized a loss on foreign exchange of $0.4 million. A 10% change in foreign exchange rates would not have a material impact on our business, financial position, results of operations or cash flows.

Interest Rate Risk. The nature of our business exposes us to market risk arising from changes in interest rates to which our variable-rate debt is linked. As of December 31, 2014, the principal amount of debt outstanding under variable-rate revolving credit facilities was $350.8 million.  In addition, at December 31, 2014 we had balances on our variable rate term loans of $294.4 million, a short-term line of credit of $75.0 million, $2.6  million of variable rate capital lease obligations, and $1.6 million of variable rates loans held by a VIE. The average interest rate on our variable rate debt was 1.9% as of December 31, 2014 based on LIBOR plus a margin based on certain conditions.

A 1.0% increase or decrease in underlying interest rates for these obligations will increase or decrease interest expense by approximately $7.2  million annually assuming debt remains constant at December 31, 2014 levels.

We do not currently participate in hedging, interest rate swaps or other transactions to manage the market risks described above.

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and financial statement schedule are contained in Item 15 of this Annual Report on Form 10-K, and are incorporated herein by reference. See Part IV, Item 15(a) for an index to the consolidated financial statements and supplementary data.

ITEM  9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A.CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon their evaluation of these disclosure controls and procedures, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2014, our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has determined that our internal control over financial reporting is effective as of December 31, 2014.

KPMG LLP, the independent registered public accounting firm that audited our 2014 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CAI International, Inc.:

We have audited CAI International, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CAI International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CAI International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CAI International, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and the related financial schedule II, and our report dated February 27, 2015 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

San Francisco, California
February 27, 2015

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM  10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference from our definitive proxy statement for our 2015 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2014.

Code of Ethics

We have a written Code of Business Conduct and Ethics in place that applies to all our employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, and persons performing similar functions. A copy of our Code of Business Conduct and Ethics is available on our website at http://www.capps.com. We intend to use our website as a method of disseminating any change to, or waiver from, our Code of Business Conduct and Ethics as permitted by the applicable SEC rules.

ITEM  11.EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from our definitive proxy statement for our 2015 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2014.

ITEM  12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference from our definitive proxy statement for our 2015 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2014.

ITEM  13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from our definitive proxy statement for our 2015 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2014.

ITEM  14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference from our definitive proxy statement for our 2015 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2014.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CAI International, Inc.:

We have audited the accompanying consolidated balance sheets of CAI International, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CAI International, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CAI International, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

7
/s/ KPMG LLP

San Francisco, California
February 27, 2015

CAI INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	December 31,	December 31,
	2014	2013
Assets
Current assets
Cash	$27,810	$31,141
Cash held by variable interest entities	26,011	14,600
Accounts receivable (owned fleet), net of allowance for doubtful accounts
of $680 and $503 at December 31, 2014 and December 31, 2013, respectively	49,524	41,226
Accounts receivable (managed fleet)	8,498	10,646
Current portion of direct finance leases	18,150	12,998
Prepaid expenses	14,396	14,803
Other current assets	410	5,553
Total current assets	144,799	130,967
Restricted cash	8,232	9,253
Rental equipment, net of accumulated depreciation of $274,333 and
$210,165 at December 31, 2014 and December 31, 2013, respectively	1,564,777	1,465,092
Net investment in direct finance leases	76,814	68,210
Furniture, fixtures and equipment, net of accumulated depreciation of
$2,019 and $1,697 at December 31, 2014 and December 31, 2013, respectively	945	1,390
Intangible assets, net of accumulated amortization of $4,817 and $4,638
at December 31, 2014 and December 31, 2013, respectively	273	677
Total assets (1)	$1,795,840	$1,675,589

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$8,414	$8,002
Accrued expenses and other current liabilities	9,029	6,230
Due to container investors	12,984	14,815
Unearned revenue	7,172	6,862
Current portion of debt	203,199	74,080
Current portion of capital lease obligations	1,015	1,921
Rental equipment payable	7,381	45,181
Total current liabilities	249,194	157,091
Debt	1,058,754	1,058,628
Deferred income tax liability	43,419	41,378
Capital lease obligations	1,568	3,366
Total liabilities (2)	1,352,935	1,260,463

Stockholders' equity
Common stock: par value $.0001 per share; authorized 84,000,000 shares; issued and outstanding
20,788,277 and 22,240,673 shares at December 31, 2014 and December 31, 2013, respectively	2	2
Additional paid-in capital	154,894	184,263
Accumulated other comprehensive loss	(5,677)	(2,356)
Retained earnings	292,897	232,623
Total CAI stockholders' equity	442,116	414,532
Non-controlling interest	789	594
Total stockholders' equity	442,905	415,126
Total liabilities and stockholders' equity	$1,795,840	$1,675,589

(1) Total assets at December 31, 2014 and December 31, 2013 include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash,  $26,011  and $14,600; Net investment in direct finance leases, $156 and $137; and Rental equipment net of accumulated depreciation, $102,100 and $84,107, respectively.

(2) Total liabilities at December 31, 2014 and December 31, 2013 include the following VIE liabilities for which the VIE creditors do not have recourse to CAI International, Inc.: Debt,  $132,419 and  $101,269, respectively.

See accompanying notes to consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenue
Rental revenue	$212,259	$196,591	$152,982
Management fee revenue	6,497	7,866	12,094
Gain on sale of equipment portfolios	-	-	1,256
Finance lease income	8,833	7,948	7,593
Total revenue	227,589	212,405	173,925

Operating expenses
Depreciation of rental equipment	77,976	67,109	48,352
Amortization of intangible assets	383	780	902
Gain on disposition of used rental equipment	(6,522)	(7,356)	(12,445)
Storage, handling and other expenses	26,043	19,257	9,402
Marketing, general and administrative expenses	26,155	23,848	24,658
Loss on foreign exchange	367	82	170
Total operating expenses	124,402	103,720	71,039

Operating income	103,187	108,685	102,886

Interest expense	35,212	36,005	28,796
Write-off of deferred financing costs	406	1,108	-
Interest income	(7)	(5)	(9)
Net interest expense	35,611	37,108	28,787

Net income before income taxes and non-controlling interest	67,576	71,577	74,099
Income tax expense	7,191	7,057	9,818

Net income	60,385	64,520	64,281
Net income attributable to non-controlling interest	(111)	(594)	(816)
Net income attributable to CAI common stockholders	$60,274	$63,926	$63,465

Net income per share attributable to CAI common stockholders
Basic	$2.91	$2.89	$3.26
Diluted	$2.85	$2.82	$3.18

Weighted average shares outstanding
Basic	20,732	22,157	19,495
Diluted	21,155	22,672	19,945

See accompanying notes to consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2014	2013	2012

Net income	$60,385	$64,520	$64,281
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(3,321)	561	464
Comprehensive income	57,064	65,081	64,745
Comprehensive income attributable to non-controlling interest	(111)	(594)	(816)
Comprehensive income attributable to CAI common stockholders	$56,953	$64,487	$63,929

See accompanying notes to consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

				Accumulated
			Additional	Other		Non-
	Common Stock		Paid-In	Comprehensive	Retained	Controlling	Total
	Shares	Amount	Capital	Income (Loss)	Earnings	Interest	Equity

Balances as of December 31, 2011	19,295	$2	$128,183	$(3,381)	$105,232	$18,700	$248,736
Net income	-	-	-	-	63,465	816	64,281
Foreign currency translation adjustment	-	-	-	464	-	-	464
Deconsolidation of non-controlling interest	-	-	49	-	-	(19,516)	(19,467)
Issuance of common stock, net of underwriting
discount and offering expenses	2,757	-	51,543	-	-	-	51,543
Stock based compensation	-	-	1,288	-	-	-	1,288
Balances as of December 31, 2012	22,052	2	181,063	(2,917)	168,697	-	346,845
Net income	-	-	-	-	63,926	594	64,520
Foreign currency translation adjustment	-	-	-	561	-	-	561
Exercise of stock options	160	-	1,524	-	-	-	1,524
Stock issuance costs	-	-	(155)	-	-	-	(155)
Stock based compensation - options	-	-	1,429	-	-	-	1,429
Stock based compensation - restricted stock	28	-	107	-	-	-	107
Excess tax benefit from share-based compensation awards	-	-	295	-	-	-	295
Balances as of December 31, 2013	22,240	2	184,263	(2,356)	232,623	594	415,126
Net income	-	-	-	-	60,274	111	60,385
Foreign currency translation adjustment	-	-	-	(3,321)	-	-	(3,321)
Repurchase of common stock	(1,483)	-	(31,395)	-	-	-	(31,395)
Exercise of stock options	7	-	114	-	-	-	114
Stock based compensation - options	-	-	1,627	-	-	-	1,627
Stock based compensation - restricted stock	24	-	258	-	-	-	258
Excess tax benefit from share-based compensation awards	-	-	27	-	-	-	27
Contributions and other	-	-	-	-	-	84	84
Balances as of December 31, 2014	20,788	$2	$154,894	$(5,677)	$292,897	$789	$442,905

See accompanying notes to consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income	$60,385	$64,520	$64,281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	78,451	67,631	48,849
Amortization of debt issuance costs	3,165	3,780	2,643
Amortization of intangible assets	383	780	902
Stock-based compensation expense	1,885	1,536	1,288
Unrealized loss (gain) on foreign exchange	81	(282)	244
Gain on sale of equipment portfolios	-	-	(1,256)
Gain on disposition of used rental equipment	(6,522)	(7,356)	(12,445)
Deferred income taxes	2,170	3,205	6,014
Bad debt expense (recovery)	248	(227)	29
Changes in other operating assets and liabilities:
Accounts receivable	(6,397)	7,404	(10,492)
Prepaid expenses and other assets	4,256	(3,136)	(1,814)
Accounts payable, accrued expenses and other current liabilities	3,046	(8,839)	9,016
Due to container investors	(1,831)	(3,774)	(1,524)
Unearned revenue	367	(1,056)	1,095
Net cash provided by operating activities	139,687	124,186	106,830
Cash flows from investing activities
Purchase of rental equipment	(307,283)	(312,144)	(524,354)
Net proceeds from sale of equipment portfolios	-	-	10,320
Net proceeds from disposition of used rental equipment	65,637	33,069	44,306
Purchase of furniture, fixtures and equipment	(28)	(60)	(249)
Receipt of principal payments from direct financing leases	16,319	12,329	8,758
Net cash used in investing activities	(225,355)	(266,806)	(461,219)
Cash flows from financing activities
Proceeds from debt	372,510	588,870	1,035,381
Principal payments on debt	(245,136)	(406,961)	(699,161)
Repurchase of noncontrolling interest	-	-	(19,467)
Debt issuance costs	(1,999)	(6,595)	(6,436)
Decrease (increase) in restricted cash	1,021	(4,877)	(3,777)
Net proceeds from issuance of common stock	-	-	51,543
Repurchase of stock	(31,395)	-	-
Stock issuance costs	-	(155)	-
Exercise of stock options	114	1,524	-
Excess tax benefit from share-based compensation awards	27	295	-
Net cash provided by financing activities	95,142	172,101	358,083
Effect on cash of foreign currency translation	(1,394)	(1,411)	(101)
Net increase in cash	8,080	28,070	3,593
Cash at beginning of the period	45,741	17,671	14,078
Cash at end of the period	$53,821	$45,741	$17,671

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$852	$5,122	$3,312
Interest	32,774	32,267	24,087
Supplemental disclosure of non-cash investing and financing activity
Transfer of rental equipment to direct finance lease	$30,178	$32,001	$56,426
Transfer of direct finance lease to rental equipment	-	30,118	-
Payment of revolving credit facility from term loan	-	-	20,000

See accompanying notes to consolidated financial statements.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(1)The Company and Nature of Operations

CAI International, Inc. and its subsidiaries (collectively, CAI or the Company) is one of the world’s leading transportation finance and logistics companies. The Company purchases equipment, which it leases primarily to container shipping lines, freight forwarders and other transportation companies. The Company also manages equipment for third-party investors. In operating its fleet, the Company leases, re-leases and disposes of equipment and contracts for the repair, repositioning and storage of equipment. The Company’s equipment fleet consists primarily of intermodal marine containers. The Company also owns a small fleet of railcars, which it leases in North America.

The Company’s common stock is traded on the New York Stock Exchange under the symbol “CAP”. The Company’s corporate headquarters are located in San Francisco, California.

(2)Summary of Significant Accounting Policies

(a)   Principles of Consolidation

The consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries, and its 80% owned subsidiary, CAIJ, Inc. (CAIJ). The equity attributable to the minority interest in CAIJ is shown as a non-controlling interest on the Company’s consolidated balance sheets as of December 31, 2014 and 2013, and the related net income is presented as net income attributable to non-controlling interest on the Company’s consolidated statement of income for the years ended December 31, 2014 and 2013.  The non-controlling interest in CAIJ was immaterial and not included in the consolidated financial statements for all prior periods. All significant intercompany balances and transactions have been eliminated in consolidation.

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

(b)   Use of Estimates

Certain estimates and assumptions were made by the Company’s management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include revenue recognition, allowances for receivables, the carrying amount of rental equipment, the residual values and lives of rental equipment, and income tax uncertainties. Actual results could differ from those estimates.

(c)  Furniture, Fixtures, and Equipment

Furniture, fixtures, office equipment and software, are depreciated on a straight-line basis over estimated useful lives of five years with no salvage value.  Leasehold improvements are depreciated over the shorter of their useful lives or the respective lease life.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

(d)   Rental equipment

The Company depreciates its rental equipment over its estimated useful life to its estimated fixed residual value using the straight line method of depreciation. The following table shows the residual values and depreciable lives for each type of equipment:

	Residual Value	Depreciable Life in Years
20-ft. standard dry van container	$1,050	13.0
40-ft. standard dry van container	$1,300	13.0
40-ft. high cube dry van container	$1,650	13.0
20-ft. refrigerated container	$2,750	12.0
40-ft. high cube refrigerated container	$3,500	12.0

Other specialized equipment is depreciated to its estimated residual value, which ranges from $1,000 to $3,500, over its estimated useful life of between 12.5 years and 15 years.

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

Trademarks	1-10 years
Contracts-owned equipment	5-7 years

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records penalties and interest related to unrecognized tax benefits within income tax expense. (See Note 9).

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

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

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

The Company recognizes revenue from management fees earned under equipment management agreements as earned on a monthly basis. Management fees are typically a percentage of net operating income of each investor group’s fleet calculated on an accrual basis. Included in the Company’s balance sheet are accounts receivable from the managed fleet which are uncollected lease billings related to managed equipment. With the exception of equipment managed under pooling agreements, all direct costs (storage, repairs, repositioning etc.) are charged to investors on a specific-identification basis or allocated basis. The Company’s financial statements include accounts payable and accruals of expenses related to managed equipment. The net amount of rentals billed less expenses payable, less management fees, is recorded in amounts due to container investors on the balance sheet.

(n)   Stock-Based Compensation

The Company has granted stock options and restricted stock to certain directors and employees under its 2007 Equity Incentive Plan. The Company accounts for stock-based compensation in accordance with FASB ASC 718, Compensation – Stock Compensation, which requires that compensation cost related to stock-based compensation be recognized in the financial statements.  The cost is measured at the date the award is granted based on the fair value of the award. The fair value of stock options is calculated using the Black-Scholes-Merton option pricing model. The stock-based compensation expense is recognized over the vesting period of the grant on a straight-line basis. (See Note 8).

(o)   Repairs and Maintenance

The Company’s leases generally require the lessee to pay for any damage to the equipment beyond normal wear and tear at the end of the lease term. The Company accounts for repairs and maintenance expense on an accrual basis when an obligation to pay has been incurred.

(p)   Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU No. 2014-09). This new standard will replace all current U.S. GAAP guidance on this topic and eliminate industry-specific guidance. Leasing revenue recognition is specifically excluded from this ASU, and therefore, the new standard will only apply to management fee revenue, sales of equipment portfolios and dispositions of used equipment. The guidance is effective for interim and annual periods beginning after December 15, 2016, with early application prohibited. Adoption of the guidance is not expected to have a material impact on the Company’s consolidated financial statements.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

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

Managed Container Funds

All container funds under management by the Company are considered VIEs because as manager of the funds, the Company has the power to direct the activities that most significantly impact the entity’s economic performance including the leasing and managing of containers owned by the funds. With the exception of two specific Japanese funds established in September 2010, the fees earned for arranging, managing and establishing the funds are not significant to the expected returns of the funds so the Company does not have a variable interest in the funds. The rights to receive benefits and obligations to absorb losses that could potentially be significant to the funds belong to the third party investors, so the Company concluded that it is not the primary beneficiary of the funds. The Company recognizes gain on sale of containers to the unconsolidated VIEs as sales in the ordinary course of business. For the year ended December 31, 2012, the Company sold $10.3 million of equipment portfolios to the Japanese VIEs and recognized gains on sale of $1.3 million.  No container portfolios were sold to the Japanese VIEs in the years ended December 13, 2014 and 2013.

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

During the third quarter of 2012, the Company terminated its management agreements with the two Japanese VIEs and purchased all the container equipment legally owned by them.  As the Company previously consolidated these two Japanese VIEs, the purchase of the containers was considered a repurchase of the non-controlling interest for accounting purposes.  The Company paid cash of $15.3 million and contributed cash and other assets from the two Japanese VIEs of $4.2 million in consideration for the non-controlling interest of $19.5 million. No gain or loss was recognized by the Company upon the repurchase of the non-controlling interest and subsequent deconsolidation of the two Japanese VIEs.   The results of the VIEs’ operations have been included in the Company’s consolidated statements of income until the date of deconsolidation.  Net income of $0.8 million, attributable to the two Japanese funds, is presented as net income attributable to non-controlling interest in the Company’s consolidated statement of income for the year ended December 31, 2012.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Collateralized Financing Obligations

As of December 31, 2014,  the Company has transferred containers with a total net book value of $135.3 million at the time of transfer to Japanese investor funds while concurrently entering into lease agreements for the same containers, under which the Company leases the containers back from the Japanese investors.  In accordance with ASC 840, Sale-Leaseback Transactions, the Company concluded these were financing transactions under which sale-leaseback accounting was not applicable.

The container funds under financing arrangements are considered VIEs under ASC 810 because as lessee of the funds, the Company has the power to direct the activities that most significantly impact each entity’s economic performance including the leasing and managing of containers owned by the funds. The terms of the transactions include options for the Company to purchase the containers from the funds at a fixed price. As a result of the residual interest resulting from the fixed price call option, the Company concluded that it may absorb a significant amount of the variability associated with the funds’ anticipated economic performance and as a result the Company has a variable interest in the funds. As the Company has the power to direct the activities that most significantly impact the economic performance of the VIEs and the variable interest provides the Company with the right to receive benefits from the entity that could potentially be significant to the funds, the Company determined that it is the primary beneficiary of these VIEs and included the VIEs’ assets and liabilities as of December 31, 2014 and 2013, and the results of the VIEs’ operations and cash flows for the years ended December 31, 2014, 2013 and 2012 in the Company’s consolidated financial statements.

The containers that were transferred to the Japanese investor funds had a net book value of $102.3  million as of December 31, 2014. The container equipment, together with $26.0 million of cash held by the investor funds, has been included on the Company’s consolidated balance sheet with offsetting liability related to the funds presented in the debt section of the Company’s consolidated balance sheet as collateralized financing obligations of $122.6 million and term loan held by VIE of $9.8 million. See Note 7(f) for additional information. No gain or loss was recognized by the Company on the initial consolidation of the VIEs.

(4)Net Investment in Direct Finance Leases

The following table represents the components of the Company’s net investment in direct finance leases (in thousands):

	December 31,	December 31,
	2014	2013
Gross finance lease receivables (1)	$116,992	$103,887
Unearned income (2)	(22,028)	(22,679)
Net investment in direct finance leases	$94,964	$81,208

(1)

At the inception of the lease, the Company records the total minimum lease payments, executory costs, if any, and unguaranteed residual value as gross finance lease receivables. The gross finance lease receivable is reduced as customer payments are received.  There was no unguaranteed residual value at December 31, 2014 and approximately $0.1 at December 31, 2013 included in gross finance lease receivables. There were no executory costs included in gross finance lease receivables as of December 31, 2014 and 2013.

(2)

The difference between the gross finance lease receivable and the cost of the equipment or carrying amount at the lease inception is recorded as unearned income. Unearned income together with initial direct costs, are amortized to income over the lease term so as to produce a constant periodic rate of return. There were no unamortized initial direct costs as of December 31, 2014 and 2013.

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

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

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

Tier 3— Customers in this category exhibit volatility in payments on a regular basis.

Based on the above categories, the Company's gross finance lease receivables were as follows (in thousands):

	December 31,	December 31,
	2014	2013
Tier 1	$89,960	$85,990
Tier 2	27,032	17,897
Tier 3	-	-
	$116,992	$103,887

Contractual maturities of the Company’s gross finance lease receivables subsequent to December 31, 2014 are as follows (in thousands):

2015	$26,241
2016	23,910
2017	28,474
2018	22,616
2019	10,210
2020 and thereafter	5,541
$116,992

(5)Intangible Assets

The Company’s intangible assets as of December 31, 2014 and 2013 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2014
Trademarks	$1,278	$(1,084)	$194
Contracts- owned equipment	3,812	(3,733)	79
	$5,090	$(4,817)	$273
December 31, 2013
Trademarks	$1,278	$(962)	$316
Contracts- owned equipment	4,037	(3,676)	361
	$5,315	$(4,638)	$677

Amortization recorded for the years ended December 31, 2014, 2013 and 2012 was $0.4 million, $0.8 million and  $0.9 million, respectively. Estimated future amortization expenses are as follows (in thousands):

2015	$190
2016	83
$273

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

(6)Equipment Leases

The Company leases its equipment on either short-term operating leases through master lease agreements, long-term non-cancelable operating leases, or finance leases. The following represents future minimum rents receivable under long-term non-cancelable operating leases as of December 31, 2014 (in thousands):

2015	$136,751
2016	116,874
2017	92,394
2018	72,712
2019	35,733
2020 and thereafter	44,841
$499,305

See Note 4 for contractual maturities of the Company’s gross finance lease receivables.

(7)Debt and Capital Lease Obligations

Debt

Details of the Company’s debt as of December 31, 2014 and 2013 were as follows (dollars in thousands):

		December 31, 2014			December 31, 2013
		Outstanding		Average	Outstanding		Average	Agreement
Reference		Current	Long-term	Interest	Current	Long-term	Interest	Terminates

(a)(i)	Revolving credit facility	$-	$289,000	1.9%	$-	$235,000	1.9%	March 2018
(a)(ii)	Revolving credit facility - Rail	-	61,769	1.9%	-	54,469	2.4%	July 2019
(b)(i)	Term loan	1,800	25,500	2.2%	8,400	27,300	2.3%	April 2018
(b)(ii)	Term loan	9,000	138,750	1.8%	7,500	111,875	2.5%	October 2019
(b)(iii)	Term loan	9,940	109,380	1.9%	9,940	119,320	2.2%	April 2017
(c)	Senior secured notes	8,240	78,280	4.9%	8,240	86,520	4.9%	September 2022
(d)	Asset backed notes	40,000	282,875	3.4%	40,000	322,875	3.4%	March 2028
(e)	Collateralized financing obligations	57,390	65,184	0.8%	-	101,269	1.0%	June 2019
(f)	Term loans held by VIE	1,829	8,016	2.6%	-	-	-	June 2019
(g)	Short-term line of credit	75,000	-	1.5%	-	-	-	May 2015
	Total Debt	$203,199	$1,058,754		$74,080	$1,058,628

(a)	Revolving Credit Facilities

Revolving credit facilities consist of the following:

(i) On March 15, 2013, the Company entered into a Third Amended and Restated Revolving Credit Agreement with a syndicate of banks to finance the acquisition of container rental equipment and for general working capital purposes. The Third Amended and Restated Revolving Credit Agreement refinanced the Company’s prior revolving credit facility to reduce the interest rate, increase the facility commitment and revise certain covenants to provide the Company with additional flexibility. As of December 31, 2014, the maximum commitment under the revolving credit facility was $760.0 million, which may be increased to a maximum of $960.0 million, under certain conditions described in the agreement. There is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The agreement provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to the Company. These credit commitments are part of, and not in addition to, the total commitment provided under the agreement. Borrowings under this credit facility bear interest at a variable rate. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the revolving credit agreement. Interest rates are based on LIBOR for Eurodollar loans, and Base Rate for Based Rate loans. In addition to various financial and other covenants, the Company’s revolving credit facility also includes certain restrictions on the Company’s ability to incur other indebtedness or pay dividends to stockholders.  As of December 31, 2014, the Company was in compliance with the terms of the revolving credit facility.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

As of December 31, 2014, the Company had $470.9  million in availability under the revolving credit facility (net of $0.1 million in letters of credit) subject to its ability to meet the collateral requirements under the agreement governing the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

The Company’s revolving credit facility, including any amounts drawn on the facility, is secured by substantially all of the assets of the Company (not otherwise used as security for its other credit facilities) including containers owned by the Company, which had a net book value of $565.3 million as of December 31, 2014, the underlying leases thereon and the Company’s interest in any money received under such contracts.

On January 30, 2015, the Company entered into an amendment to the Third Amended and Restated Revolving Credit Agreement with a consortium of banks, pursuant to which the prior revolving credit facility was refinanced. The agreement was amended to extend the maturity date to March 15, 2020, reduce the interest rate, increase the commitment level from $760.0 million to $775.0 million, and revise certain of the covenants and restrictions under the prior facility to provide the Company with additional flexibility.

(ii)  On July 25, 2014, the Company and CAI Rail Inc. (CAI Rail), a wholly-owned subsidiary of the Company, entered into an Amended and Restated Revolving Credit Agreement with a consortium of banks to finance the acquisition of railcars.  As of December 31, 2014, the maximum credit commitment under the revolving line of credit was $250.0 million. CAI Rail’s revolving credit facility may be increased up to a maximum of $325.0 million, in accordance with the terms of the agreement, subject to certain conditions.

Borrowings under the credit facility bear interest at a variable rate. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the revolving credit agreement.  Interest rates are based on LIBOR for Eurodollar loans, and Base Rate for Base Rate loans.

As of December 31, 2014, CAI Rail had  $188.2  million in availability under the revolving credit facility, subject to its ability to meet the collateral requirements under the agreement governing the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

The agreement governing CAI Rail’s revolving credit facility contains various financial and other covenants. As of December 31, 2014, CAI Rail was in compliance with the terms of the revolving credit facility. CAI Rail’s revolving credit facility, including any amounts drawn on the facility, is secured by all of the assets of CAI Rail, which had a net book value of $83.7 million as of December 31, 2014, and is guaranteed by the Company.

(b)	Term Loans

Term loans consist of the following:

(i) On March 22, 2013, the Company entered into a $30.0 million five-year loan agreement with Development Bank of Japan (DBJ). The loan is payable in 19 quarterly installments of $0.5 million starting July 31, 2013 and a final payment of $21.5 million on April 30, 2018. The loan bears interest at variable rates based on LIBOR. As of December 31, 2014, the loan has a balance of  $27.3 million.

The following are the estimated future principal and interest payments under these loans as of December 31, 2014 (in thousands). The payments were calculated assuming the interest rate remains  2.2% through maturity of the loan.

2015	$2,403
2016	2,363
2017	2,321
2018	22,143
29,230
Less: Amount representing interest	(1,930)
Term loan	$27,300

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

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

On March 28, 2013, the term loan agreement was amended which reduced the principal balance of the loan from $249.4 million to $125.0 million through payment of $124.4 million from the proceeds of the $229.0 million fixed-rate asset-backed notes issued by the Company’s indirect wholly-owned subsidiary, CAL Funding II Limited (see paragraph (d) Asset-Backed Notes below).

On October 1, 2014, the Company entered into an Amended and Restated Term Loan Agreement with a consortium of banks, pursuant to which the prior loan agreement was refinanced. The amended and restated term loan agreement, which contains similar terms to the prior loan agreement, was amended to, among other things: (a) reduce the borrowing rates from LIBOR plus 2.25% to LIBOR plus 1.6% (per annum) for Eurodollar loans, (b) increase the outstanding loan commitment from $115.0 million to $150.0 million, (c) extend the maturity to October 1, 2019, and (d) revise certain of the covenants and restrictions under the prior loan agreement to provide the Company with additional flexibility. As of December 31, 2014, the term loan had a balance of $147.8 million.

The following are the estimated future principal and interest payments under this loan as of December 31, 2014 (in thousands). The payments were calculated assuming the interest rate remains 1.8%  through maturity of the loan.

2015	$11,688
2016	11,542
2017	11,367
2018	11,198
2019	113,350
159,145
Less: Amount representing interest	(11,395)
Term loan	$147,750

(iii) On April 11, 2012, the Company entered into a term loan agreement with a consortium of banks. The agreement, which was amended on August 31, 2012, May 30, 2013, and July 25, 2014, provides for a five year term loan of up to $142.0 million, subject to certain borrowing conditions, which amount is secured by certain assets of the Company. The commitment under the loan may be increased to a maximum of $200.0 million under certain conditions described in the agreement. The outstanding principal amounts under the term loan bear interest based on LIBOR, amortized quarterly, and require quarterly payments equal to 1.75% multiplied by the outstanding principal amount at such time. The facility contains various financial and other covenants. The full $142.0 million has been drawn and was primarily used to repay outstanding amounts under the revolving credit facility. All unpaid amounts then outstanding are due and payable on April 11, 2017.  As of December 31, 2014, the loan had a balance of $119.3  million.

The following are the estimated future principal and interest payments under this loan as of December 31, 2014 (in thousands). The payments were calculated assuming the interest rate remains 1.9% through maturity of the loan.

2015	$12,112
2016	11,932
2017	100,361
124,405
Less: Amount representing interest	(5,085)
Term loan	$119,320

The Company's term loans are secured by rental equipment owned by the Company, which had a net book value of $357.3 million as of December 31, 2014.

(c)	Senior Secured Notes

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

The Notes bear interest at 4.9% per annum, due and payable semiannually on March 13 and September 13 of each year, commencing on March 13, 2013.  In addition, CAL is required to make certain principal payments on March 13 and September 13 of each year, commencing on March 13, 2013.  Any unpaid principal and interest is due and payable on September 13, 2022.  The Note Purchase Agreement provides that CAL may prepay at any time all or any part of the Notes in an amount not less than 10% of the aggregate principal amount of the Notes then outstanding. As of December 31, 2014, the Notes had a balance of $86.5 million.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

The following are the estimated future principal and interest payments under the Notes as of December 31, 2014 (in thousands). The payments were calculated based on the fixed interest rate of 4.9%.

2015	$12,379
2016	10,910
2017	9,519
2018	9,220
2019	8,921
2020 and thereafter	59,410
110,359
Less: Amount representing interest	(23,839)
Senior secured notes	$86,520

The Company's senior secured notes are secured by rental equipment owned by the Company, which had a net book value of $109.2 million as of December 31, 2014.

(d)	Asset-Backed Notes

On October 18, 2012, CAL Funding II Limited (CAL II), a wholly-owned indirect subsidiary of CAI, issued $171.0 million of 3.47% fixed rate asset-backed notes (Series 2012-1 Asset-Backed Notes).  Principal and interest on the Series 2012-1 Asset-Backed Notes is payable monthly commencing on November 26, 2012, and the Series 2012-1 Asset-Backed Notes mature in October 2027.  The proceeds from the Series 2012-1 Asset-Backed Notes were used to repay part of the Company’s borrowings under its revolving credit facility. As of December 31, 2014, the Series 2012-1 Asset-Backed Notes had a balance of $134.0 million.

On March 28, 2013, CAL II issued $229.0 million of 3.35% fixed rate asset-backed notes (Series 2013-1 Asset-Backed Notes). Principal and interest on the Series 2013-1 Asset-Backed Notes is payable monthly commencing on April 25, 2013, and the Series 2013-1 Asset-Backed Notes mature in March 2028. The proceeds from the Series 2013-1 Asset-Backed Notes were used partly to reduce the balance of the Company’s term loan as described in Note 7 (b)(ii) above, and to partially pay down the Company’s senior revolving credit facility. The Series 2013-1 Asset-Backed Notes had a balance of $188.9 million as of December 31, 2014.

The following are the estimated future principal and interest payments under the Asset-Backed Notes as of December 31, 2014 (in thousands). The payments were calculated based on the weighted average fixed interest rate of 3.4%.

2015	$50,353
2016	48,993
2017	47,632
2018	46,272
2019	44,911
2020 and thereafter	129,482
367,643
Less: Amount representing interest	(44,768)
Asset-backed notes	$322,875

The Company's asset-backed notes are secured by rental equipment owned by the Company, which had a net book value of $411.4 million as of December 31, 2014.

(e)	Collateralized Financing Obligations

As of December 31, 2014, the Company had collateralized financing obligations of $122.6 million (see Note 3). The obligations had an average interest rate of 0.8% as of December 31, 2014 with maturity dates between June 2015 and June 2019.  The debt is secured by a pool of containers covered under the financing arrangements.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

The following are the estimated future principal and interest payments under the Company’s collateralized financing obligations as of December 31, 2014 (in thousands). The payments were calculated assuming an average interest rate of 0.8% through maturity of the obligations.

2015	$58,846
2016	37,622
2017	18,656
2018	-
2019	10,880
126,004
Less: Amount representing interest	(3,430)
Collateralized financing obligations	$122,574

(f)	Term Loans Held by VIE

On June 25, 2014, one of the Japanese investor funds that is consolidated by the Company as a VIE (see Note 3) entered into a term loan agreement with a bank.   Under the terms of the agreement, the Japanese investor fund entered into two loans; a five year, amortizing loan of $9.2 million at a fixed interest rate of 2.7%, and a five year, non-amortizing loan of $1.6 million at a variable interest rate based on LIBOR.  The debt is secured by assets of the Japanese investor fund, and is subject to certain borrowing conditions set out in the loan agreement.   As of December 31, 2014, the term loans held by the Japanese investor fund totaled $9.8 million and had an average interest rate of  2.6%.

The following are the estimated future principal and interest payments under this loan as of December 31, 2014 (in thousands). The payments were calculated assuming the interest rate remains 2.6% through maturity of the loan.

2015	$2,076
2016	2,029
2017	1,982
2018	1,935
2019	2,577
10,599
Less: Amount representing interest	(754)
Term loans held by VIE	$9,845

The Company's term loans held by VIE are secured by rental equipment owned by the Company, which had a net book value of $20.1 million as of December 31, 2014.

(g)Short Term Line of Credit

On May 8, 2014, CAL entered into a short term uncommitted line of credit agreement.  Under this credit agreement, CAL is eligible to borrow up to $75.0 million, subject to certain borrowing conditions.  Loans made under the line of credit are repayable on the earlier of (a) 3 months after the loan is made, and (b) the facility termination date of May 8, 2015. Outstanding loans bear a variable interest rate based on LIBOR.  The full $75.0 million has been drawn and was primarily used to repay outstanding amounts under the Company’s senior revolving credit facility. As of December 31, 2014, the loan had a balance of $75.0 million, which is due and payable on March 24, 2015.  The Company intends to renew the loan upon its maturity dates. Interest is charged on the outstanding loan at an annual rate of 1.5%.

The agreements relating to all of the Company’s debt contain various financial and other covenants. As of December 31, 2014, the Company was in compliance with all of its debt covenants.

Capital Lease Obligations

As of December 31, 2014, the Company had capital lease obligations of $2.6 million. The underlying obligations are denominated in U.S. Dollars and Euros at floating interest rates averaging  2.3%  as of December 31, 2014 with maturity dates between March 2015 and June 2019. The loans are secured by containers covered by the lease obligations, which had a net book value of $4.3 million as of December 31, 2014.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

The following are the estimated future principal and interest payments under capital lease obligations as of December 31, 2014 (in thousands). The payments were calculated assuming the interest rate remains 2.3% through maturity of the loans.

2015	$1,065
2016	623
2017	537
2018	364
2019	98
2,687
Less: Amount representing interest	(104)
Capital lease obligations	$2,583

(8)Stock–Based Compensation Plan

Stock Options

The Company grants stock options to certain employees and independent directors pursuant to its 2007 Equity Incentive Plan (Plan) which was adopted on April 23, 2007 and amended on June 5, 2009, June 3, 2011 and June 8, 2012. Under the Plan, a maximum of 1,721,980 share awards may be granted.

All of our stock options have a contractual term of ten years and vest over four years for the employees and one year for the independent directors.

The following table summarizes the activity in the Company’s stock option plan for the three years ended December 31, 2014:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in thousands)
Options outstanding, December 31, 2011	1,192,680	$12.89
Options granted - employees	111,000	$17.77
Options granted - directors	40,000	$17.77
Options forfeited - employees	(8,000)	$17.77
Options outstanding, December 31, 2012	1,335,680	$13.41
Options granted - employees	51,300	$26.41
Options granted - directors	40,000	$26.41
Options forfeited - employees	(3,501)	$14.87
Options exercised - employees	(159,994)	$9.53
Options outstanding, December 31, 2013	1,263,485	$14.84
Options granted - employees	120,000	$22.09
Options granted - directors	50,000	$22.09
Options forfeited - employees	(5,417)	$22.55
Options exercised - employees	(7,319)	$15.60
Options outstanding, December 31, 2014	1,420,749	$15.67	5.4	$11,270
Options exercisable at December 31, 2014	1,169,312	$14.28	4.6	$10,887
Expected to vest after December 31, 2014	251,437	$22.16	8.9	$382

The aggregate intrinsic value represents the value by which the Company’s closing stock price of $23.20 per share on the last trading day of the year ended December 31, 2014 exceeds the exercise price of the stock multiplied by the number of options outstanding or exercisable, excluding options that have a zero or negative intrinsic value. The aggregate intrinsic value of options exercised during 2014 and 2013, based on the closing share price on the date each option was exercised, was less than $0.1 million and $2.3 million, respectively.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

The total fair value of stock options granted to the Company’s employees and independent directors at the time of grant was approximately $1.9 million, or $11.02 per share, $1.3 million, or $14.10 per share, and $1.3 million, or $8.36 per share for the years ended December 31, 2014, 2013 and 2012, respectively, calculated using the Black-Scholes-Merton pricing model under the following weighted average assumptions:

	2014	2013	2012
Stock price	$22.09	$26.41	$17.77
Exercise price	$22.09	$26.41	$17.77
Expected term:
Employees	6.25 years	6.25 years	6.25 years
Directors	5.5 years	5.5 years	5.5 years
Expected volatility:
Employees	53.50%	56.70%	49.50%
Directors	44.80%	58.60%	50.20%
Dividend yield	-%	-%	-%
Risk free rate:
Employees	1.98%	1.35%	0.75%
Directors	1.79%	1.16%	0.75%

 The expected option term is calculated using the simplified method in accordance with SEC guidance. Prior to 2013, in the absence of sufficient historical data, 50% of the assumed volatility was derived from the average volatility of common shares for similar companies over a period approximating the expected term of the options. The remaining 50% of the expected volatility was derived from the average volatility of the Company’s common shares since their initial public offering in 2007. Stock options granted since 2013 use 100% of the average volatility of the Company’s stock over a period approximating the expected term of the options. The risk-free rate is based on daily U.S. Treasury yield curve with a term approximating the expected term of the option. No forfeiture was estimated on all options granted during the years ended December 31, 2014, 2013 and 2012 as management believes that none of the grantees will leave the Company within the option vesting period.

The Company recorded stock-based compensation expense of $1.6 million, $1.4 million and $1.3 million relating to stock options for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, the remaining unamortized stock-based compensation cost relating to stock options granted to the Company’s employees and independent directors was approximately $2.3 million which is to be recognized over the remaining average vesting period of 2.5 years.

Restricted Stock

The Company grants restricted stock to certain employees pursuant to the Company’s Plan. The restricted stock is valued based on the closing price of the Company’s stock on the date of grant and has a vesting period of four years. The following table summarizes the activity of restricted stock under the Company’s Plan:

		Weighted
		Average
	Restricted	Grant Date
	Share Units	Fair Value
Share units outstanding, December 31, 2012	-	$-
Share units granted	28,150	$26.11
Share units outstanding, December 31, 2013	28,150	$26.11
Share units granted	23,500	$22.09
Share units vested	(7,648)	$26.13
Share units forfeited	(1,500)	$26.41
Share units outstanding, December 31, 2014	42,502	$23.87

The Company recognized $0.3 million and $0.1 million of stock compensation expense relating to restricted stock for the years ended December 31, 2014 and 2013, respectively, and none for the year ended December 31, 2012. Unamortized stock compensation expense relating to restricted stock as of December 31, 2014 was $0.8 million to be recognized over the remaining average vesting period of 2.9 years.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Stock-based compensation expense is recorded as a component of marketing, general and administrative expenses in the Company’s consolidated statements of income with a corresponding credit to additional paid-in capital in the Company’s consolidated balance sheets.

(9)Income Taxes

For the years ended December 31, 2014, 2013 and 2012, net income before income taxes and non-controlling interest consisted of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
U.S. operations	$7,853	$9,225	$15,595
Foreign operations	59,723	62,352	58,504
	$67,576	$71,577	$74,099

Income tax expense (benefit) attributable to income from operations consisted of (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current
Federal	$3,005	$2,032	$1,557
State	62	37	38
Foreign	1,954	1,783	2,209
	5,021	3,852	3,804
Deferred
Federal	930	2,777	5,297
State	247	(469)	(257)
Foreign	993	897	974
	2,170	3,205	6,014
Income tax expense	$7,191	$7,057	$9,818

The reconciliations between the Company’s income tax expense and the amounts computed by applying the U.S. federal income tax rate of 35.0% for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Computed expected tax expense	$23,651	$25,052	$25,935
Increase (decrease) in income taxes resulting from:
Foreign tax differential	(17,955)	(19,046)	(17,294)
State income tax expense, net of federal income tax benefit	55	(514)	(66)
Subpart F income	1,106	1,255	1,404
Increase (decrease) in uncertain tax positions	38	124	(78)
Non-deductible stock-based compensation	112	92	86
Change in valuation allowance	167	-	-
Other	17	94	(169)
	$7,191	$7,057	$9,818

As of December 31, 2014, the Company had $72.6 million and $7.7 million of net operating loss (NOL) carry forwards available to offset future foreign and state taxable income, respectively. The NOL carry forwards will begin to expire in 2019 and 2029 for foreign and state income tax purposes, respectively.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2014 and 2013 are presented below (in thousands):

	Year Ended December 31,
	2014	2013
Deferred tax assets:
Accounts receivable (owned fleet)	$63	$44
Accrued expenses and other current liabilities	114	105
Unearned revenue	209	190
Stock-based compensation	2,174	1,777
Other	36	13
Net operating loss carry forwards	2,602	1,488
Gross deferred tax assets	5,198	3,617
Valuation allowance	(167)	-
Net deferred tax assets	5,031	3,617

Deferred tax liabilities:
Intangible assets	68	112
Depreciation and amortization	40,015	37,131
Foreign deferred tax liabilities	2,953	3,325
Deferred subpart F income	5,193	4,087
Unrealized gain	39	29
Gross deferred tax liabilities	48,268	44,684
Net deferred tax liability	$43,237	$41,067

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

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries. As of December 31, 2014, the amount of such earnings totaled approximately $247.4 million. These earnings have been permanently reinvested and the Company does not plan to initiate any action that would precipitate the payment of income taxes thereon. The amount of income taxes that would have resulted had such earnings been repatriated is not practically determinable.

The Company is required to recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company has elected to record penalties and interest associated with uncertain tax position within income tax expense. The Company accrues for unrecognized tax benefits based upon its best estimate of the additional taxes to be paid. These estimates are updated over time as more definitive information becomes available from taxing authorities, completion of tax examinations, expiration of statute of limitations, or upon occurrence of other events.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

Balance at January 1, 2013	$182
Increases related to prior year tax positions	116
Increases related to current year tax positions	19
Decreases related to lapsing of statute	(9)
Decreases related to settlement	(168)
Balance at December 31, 2013	140
Increases related to prior year tax positions	13
Increases related to current year tax positions	35
Balance at December 31, 2014	$188

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

The unrecognized tax benefits of approximately $0.2 million at December 31, 2014, if recognized, would reduce the Company’s effective tax rate. The Company accrued potential  interest and penalties of less than $0.1 million related to unrecognized tax benefits for each of the years ended December 31, 2014 and 2013. The Company does not believe the total amount of unrecognized tax benefit as of December 31, 2014 will increase or decrease significantly in the next twelve months.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of December 31, 2014, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2010.  In June 2013, the Company received notification from the IRS that they had completed their examination for both 2008 and 2009, making changes to taxable income for those years. The changes did not materially alter the Company’s income tax for those years.

(10)Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s collateralized financing obligations of $122.6  million as of December 31, 2014 were estimated to have fair values of approximately $120.4 million based on the fair value of estimated future payments calculated using the prevailing interest rates. The fair value of these financial instruments would be categorized as Level 3 of the fair value hierarchy. Management believes that the balances of the Company’s revolving credit facilities of $350.8 million, term loans totaling $294.4 million, senior secured notes of $86.5 million, asset-backed notes of $322.9 million, term loans held by VIE of $9.8 million, capital lease obligations of $2.6 million and net investment in direct finance leases of $95.0 million approximate their fair values as of December 31, 2014. The fair value of these financial instruments would be categorized as Level 3 of the fair value hierarchy.

(11)Commitments and Contingencies

The Company utilizes certain office facilities and office equipment under non-cancelable operating lease agreements which generally have original terms of up to five years. Future minimum lease payments required under non-cancellable operating leases having an original term of more than one year as of December 31, 2014 are as follows (in thousands):

Office
Facilities
and
Equipment
Year ending December 31:
2015	$1,431
2016	1,174
2017	967
2018	104
2019	48
$3,724

Office facility expense was $1.5 million for the year ended December 31, 2014 and $1.4 million for the years ended December 31, 2013 and 2012, and was included in marketing, general and administrative expense in the consolidated statements of income.

As of December 31, 2014 and 2013, the Company had one outstanding letter of credit of $0.1 million. The letter of credit guarantees the Company’s obligations under certain operating lease agreements.

In addition to the rental equipment payable of $7.4 million, the Company had commitments to purchase approximately $122.5  million of container equipment as of December 31, 2014.

In the ordinary course of business, the Company executes contracts involving indemnifications standard in the industry and indemnifications specific to a transaction such as an assignment and assumption agreement. These indemnifications might include claims related to tax matters, governmental regulations, and contractual relationships. Performance under these indemnities would generally be triggered by a breach of terms of a  contract or by a third-party claim. The Company regularly evaluates the probability of having to incur costs associated with these indemnifications and as of December 31, 2014 there were no claims outstanding under such indemnifications and the Company believes that no claims are probable of occurring in the future.

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

During the year ended December 31, 2014, the Company purchased, and subsequently cancelled, 400,000 shares of the Company’s common stock from Mr. Hiromitsu Ogawa, the Chairman of the Board of Directors, pursuant to the Company’s share repurchase plan authorized by the Board of Directors on February 27, 2014. The shares were purchased for proceeds totaling $8.8 million, at an average price of $21.92, which represented a modest discount to the closing share price on the dates of purchase.

(13)Capital Stock

On April 29, 2014, the Company filed a universal shelf registration statement on Form S-3 with the SEC which was declared effective by the SEC on June 19, 2014. Under this shelf registration statement, the Company may sell various debt and equity securities, or a combination thereof, to be offered from time-to-time up to an aggregate offering price of $300.0 million for all securities, and the selling stockholders may sell up to 3,000,000 shares of common stock in one or more offerings. Pursuant to a previously filed registration statement on Form S-3, the Company sold 2,757,170 shares of its common stock in December 2012 at $19.85 per share. The Company received $51.5 million (net of commissions and other expenses related to the offering) from the sale of its common stock.

(14)401(k) Savings Plan

The Company established a 401(k) plan in January 1995 for certain eligible employees. Company contribution to this plan was entirely at the Company’s discretion. On October 1, 2007, the Company enhanced the plan to cover all of its U.S. employees. Under the enhanced provisions of the plan, an employee may contribute up to the statutory limit of his or her salary into the plan. The Company matches employee contributions up to 4% of qualified compensation. The Company’s contribution vests immediately.  Company contribution to the plan was $0.2 million for the years ended December 31, 2014, 2013 and 2012.

(15)Segment and Geographic Information

The Company operates in one industry segment, equipment leasing. Prior to the year ended December 31, 2014, the Company had two reportable business segments, equipment leasing and equipment management. The Company determined that equipment management no longer meets the requirements of a reportable segment and, as such, no longer discloses separate segments.

 Geographic Data

The Company earns its revenue from international containers which are deployed by its customers in a wide variety of global trade routes.  Virtually all of the Company’s containers are used internationally and typically no container is domiciled in one particular place for a prolonged period of time. As such,  substantially all of the Company’s container assets are considered to be international with no single country of use.

The Company’s railcars, with a net book value of  $84.0  million as of December 31, 2014, are used primarily to transport cargo within North America.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

(16)Revenue Concentration

Revenue from the Company’s ten largest lessees represented  55.4%, 56.6% and 54.0% of total revenue for the years ended December 31, 2014, 2013 and 2012, respectively. Revenue from the Company’s single largest lessee accounted for 11.4%, or $25.9 million, 11.2%, or $23.8 million, and 11.7%, or $20.3 million, of total revenue for the years ended December 31, 2014, 2013 and 2012, respectively. The largest lessees of the Company’s owned fleet are often among the largest lessees of its managed fleet. The largest lessees of our managed fleet are responsible for a significant portion of the billings that generate our management fee revenue.

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

The following table sets forth the reconciliation of basic and diluted net income per share for the years ended December 31, 2014, 2013 and 2012 (in thousands, except per share data):

	Year Ended December 31,
	2014	2013	2012
Numerator
Net income attributable to CAI common stockholders used in the calculation
of basic and diluted earnings per share	$60,274	$63,926	$63,465
Denominator
Weighted-average shares used in the calculation of basic earnings per share	20,732	22,157	19,495
Effect of dilutive securities:
Stock options and restricted stock	423	515	450
Weighted-average shares used in the calculation of diluted earnings per share	21,155	22,672	19,945
Net income per share attributable to CAI common stockholders:
Basic	$2.91	$2.89	$3.26
Diluted	$2.85	$2.82	$3.18

The denominator used in the calculation of diluted income per share for the years ended December 31, 2014, 2013 and 2012 excluded options for 600,450 shares, 271,300 shares and 363,000 shares, respectively, of common stock granted to employees and directors because their effect would have been antidilutive.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

(18)Selected Quarterly Financial Data (Unaudited)

The following table sets forth key interim financial information for the years ended December 31, 2014 and 2013 (in thousands, except per share amount):

	2014 Quarters Ended				2013 Quarters Ended
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31

Revenue	$58,810	$59,203	$55,312	$54,264	$54,561	$53,898	$52,987	$50,959
Operating expenses	31,575	32,024	30,968	29,835	27,770	27,695	25,144	23,111
Operating income	27,235	27,179	24,344	24,429	26,791	26,203	27,843	27,848
Net income attributable to CAI
common stockholders	16,162	16,395	13,446	14,271	15,591	15,337	16,931	16,067

Basic and diluted earnings per share
available to CAI common stockholders:
Basic:	$0.78	$0.78	$0.61	$0.64	$0.70	$0.69	$0.76	$0.73
Diluted:	$0.76	$0.77	$0.60	$0.63	$0.69	$0.68	$0.75	$0.71

Schedule II

Valuation Accounts

(In thousands)

	Balance at	Net Additions		Balance at
	Beginning	(Reductions)		End of
	of Period	to Expense	(Deductions)*	Period

December 31, 2012
Accounts receivable, allowance for doubtful accounts	$819	$29	$(54)	$794
December 31, 2013
Accounts receivable, allowance for doubtful accounts	$794	$(227)	$(64)	$503
December 31, 2014
Accounts receivable, allowance for doubtful accounts	$503	$248	$(71)	$680

*Primarily consists of write-offs, net of recoveries and other adjustments

 EXHIBIT INDEX

Exhibit
Exhibit No.	Description

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

10.6

Amendment No. 1 to Third Amended and Restated Revolving Credit Agreement, dated October 1, 2013, by and among CAI International, Inc., Container Applications Limited, Bank of America, N.A. and other lending institutions from time to time party to the Third Amended and Restated Revolving Credit Agreement, Bank of America, N.A., as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Union Bank, N.A. and Wells Fargo Bank, N.A., as syndication agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Union Bank, N.A. and Wells Fargo Securities, LLC, as joint lead arrangers and book managers, and Bank of Montreal (Chicago Branch), JP Morgan Chase Bank, N.A. and Sovereign Bank, N.A., as co-agents.

10.7

Amendment No. 2 to Third Amended and Restated Revolving Credit Agreement, dated August 15, 2014, by and among CAI International, Inc., Container Applications Limited, Bank of America, N.A. and other lending institutions from time to time party to the Third Amended and Restated Revolving Credit Agreement, Bank of America, N.A., as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Union Bank, N.A. and Wells Fargo Bank, N.A., as syndication agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Union Bank, N.A. and Wells Fargo Securities, LLC, as joint lead arrangers and book managers, and Bank of Montreal (Chicago Branch), JP Morgan Chase Bank, N.A. and Santander Bank, N.A., as co-agents.

10.8

Amendment No. 3 to Third Amended and Restated Revolving Credit Agreement, dated January 30, 2015, by and among CAI International, Inc., Container Applications Limited, Bank of America, N.A. and other lending institutions from time to time party to the Third Amended and Restated Revolving Credit Agreement, Bank of America, N.A., as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, MUFG Union Bank, N.A. and Wells Fargo Bank, N.A., as syndication agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, MUFG Union Bank, N.A. and Wells Fargo Securities, LLC, as joint lead arrangers and book managers, and Bank of Montreal (Chicago Branch), JP Morgan Chase Bank, N.A. and Santander Bank, N.A., as co-agents (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K, filed on February 5, 2015).

10.9

Amended and Restated Term Loan Agreement, dated October 1, 2014, among Container Applications Limited, CAI International, Inc., the lending institutions from time to time listed on Schedule I thereto, ING Bank N.V. and ING Bank, branch of ING-DIBA AG (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K, filed on October 7, 2014).

10.10

Fourth Amendment to the Term Loan Agreement, dated March 28, 2013, among Container Applications Limited, CAI International, Inc., the other guarantors listed on the signature pages thereto, the lending institutions listed on the signature pages thereto, and ING Bank N.V. (incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed on April 3, 2013).

10.11

Term Loan Agreement, dated April 11, 2012, among Container Applications Limited, CAI International, Inc., the Lenders listed on Schedule I thereto, SunTrust Bank and SunTrust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed on April 16, 2012).

10.12

First Amendment to Term Loan Agreement, dated August 31, 2012, among Container Applications Limited, CAI International, Inc., the Lenders listed on Schedule I thereto, SunTrust Bank and SunTrust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed on September 4, 2012).

10.13

Amended and Restated Revolving Credit Agreement, dated July 25, 2014, among CAI Rail, Inc., CAI International, Inc., the lenders listed on Schedule I thereto, MUFG Union Bank, N.A. ad administrative agent, ING Bank, branch of ING-Diba AG, as syndication agent, and the Huntington National Bank, as documentation agent (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on July 31, 2014).

10.14

Contribution and Sale Agreement, dated October 18, 2012, between Container Applications Limited and CAL Funding II Limited (incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed on October 23, 2012).

10.15

Performance Guaranty, dated October 18, 2012, made by CAI International, Inc. for the benefit of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed on October 23, 2012).

10.16*

Amended and Restated Employment Agreement, dated April 29, 2011, between CAI International, Inc. and Victor Garcia (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011, filed on May 6, 2011).

10.17*

Employment Agreement, dated August 20, 2013, between CAI International, Inc. and Timothy B. Page (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K, filed on August 23, 2013).

10.18*

Service Agreement, dated August 20, 2013, between Container Applications International (UK) Limited and Daniel Hallahan (incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed on August 23, 2013).

10.19*

Chairman of the Board Compensation Agreement, dated June 5, 2009, between CAI International, Inc. and Hiromitsu Ogawa (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2009, filed on September 21, 2009).

10.20*

Continuing Services Agreement, dated April 29, 2011, between Masaaki Nishibori and CAI International, Inc. (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011, filed on May 6, 2011).

10.21

Stock Purchase Agreement, dated May 1, 2014, among CAI International, Inc., Hiromitsu Ogawa and the Ogawa Family Limited Partnership (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K, file on May 2, 2014).

10.22	Stock Purchase Agreement, dated June 12, 2014, among CAI International, Inc., Hiromitsu Ogawa (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K, file on June 13, 2014).

21.1	Subsidiaries of CAI International, Inc.

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.

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

Date:	February 27, 2015	CAI International, Inc.

		By:	/s/ VICTOR M. GARCIA
Victor M. Garcia
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities indicated, on the 27th day of February, 2015.

Signature	Title(s)

/s/ HIROMITSU OGAWA	Chairman of the Board of Directors
Hiromitsu Ogawa

/s/ VICTOR M. GARCIA	President and Chief Executive Officer, Director
Victor M. Garcia	(Principal Executive Officer)

/s/ TIMOTHY B. PAGE	Chief Financial Officer
Timothy B. Page	(Principal Financial and Accounting Officer)

/s/ MASAAKI (JOHN) NISHIBORI	Director
Masaaki (John) Nishibori

/s/ GARY M. SAWKA	Director
Gary M. Sawka

/s/ MARVIN DENNIS	Director
Marvin Dennis

/s/ WILLIAM W. LIEBECK	Director
William W. Liebeck

/s/ DAVID G. REMINGTON	Director
David G. Remington