Form 10-Q
period 2015-03-31
CAI International, Inc.
filed 2015-05-06
CIK 1388430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common	April 30, 2015
Common Stock, $.0001 par value per share	21,142,521 shares

 CAI INTERNATIONAL, INC.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business, operations, growth strategy and service development efforts. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words “may,” “might,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (SEC) on February 27, 2015 and our other reports filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our other filings with the SEC.

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

 CAI INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

(UNAUDITED)

	March 31,	December 31,
	2015	2014
Assets
Current assets
Cash	$23,078	$27,810
Cash held by variable interest entities	33,582	26,011
Accounts receivable (owned fleet), net of allowance for doubtful accounts
of $902 and $680 at March 31, 2015 and December 31, 2014, respectively	43,053	49,524
Accounts receivable (managed fleet)	8,482	8,498
Current portion of direct finance leases	19,064	18,150
Prepaid expenses	15,335	14,396
Other current assets	407	410
Total current assets	143,001	144,799
Restricted cash	7,978	8,232
Rental equipment, net of accumulated depreciation of $292,356 and
$274,333 at March 31, 2015 and December 31, 2014, respectively	1,654,834	1,564,777
Net investment in direct finance leases	76,104	76,814
Furniture, fixtures and equipment, net of accumulated depreciation of
$2,115 and $2,019 at March 31, 2015 and December 31, 2014, respectively	852	945
Intangible assets, net of accumulated amortization of $4,726 and $4,817
at March 31, 2015 and December 31, 2014, respectively	183	273
Total assets (1)	$1,882,952	$1,795,840

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$6,235	$8,414
Accrued expenses and other current liabilities	5,320	9,029
Due to container investors	10,031	12,984
Unearned revenue	7,596	7,172
Current portion of debt	224,088	203,199
Current portion of capital lease obligations	239	1,015
Rental equipment payable	51,286	7,381
Total current liabilities	304,795	249,194
Debt	1,074,661	1,058,754
Deferred income tax liability	43,744	43,419
Capital lease obligations	-	1,568
Total liabilities (2)	1,423,200	1,352,935

Stockholders' equity
Common stock: par value $.0001 per share; authorized 84,000,000 shares; issued and outstanding
21,142,521 and 20,788,277 shares at March 31, 2015 and December 31, 2014, respectively	2	2
Additional paid-in capital	160,589	154,894
Accumulated other comprehensive loss	(8,096)	(5,677)
Retained earnings	306,439	292,897
Total CAI stockholders' equity	458,934	442,116
Non-controlling interest	818	789
Total stockholders' equity	459,752	442,905
Total liabilities and stockholders' equity	$1,882,952	$1,795,840

(1)

Total assets at March 31, 2015 and December 31, 2014 include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash, $33,582 and $26,011; Net investment in direct finance leases,  $282 and $156; and Rental equipment, net of accumulated depreciation, $98,566 and $102,100, respectively.

(2)

Total liabilities at March 31, 2015 and December 31, 2014 include the following VIE liabilities for which the VIE creditors do not have recourse to CAI International, Inc.: Current portion of debt, $80,108 and none;  Debt, $57,431  and $132,419, respectively.

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Revenue
Rental revenue	$54,883	$50,684
Management fee revenue	1,257	1,525
Finance lease income	2,352	2,055
Total revenue	58,492	54,264

Operating expenses
Depreciation of rental equipment	21,223	18,663
Amortization of intangible assets	84	99
Gain on disposition of used rental equipment	(357)	(1,790)
Storage, handling and other expenses	6,765	5,993
Marketing, general and administrative expenses	7,127	6,706
(Gain) loss on foreign exchange	(41)	164
Total operating expenses	34,801	29,835

Operating income	23,691	24,429

Interest expense	8,781	8,795
Interest income	(3)	(4)
Net interest expense	8,778	8,791

Net income before income taxes and non-controlling interest	14,913	15,638
Income tax expense	1,342	1,407

Net income	13,571	14,231
Net (income) loss attributable to non-controlling interest	(29)	40
Net income attributable to CAI common stockholders	$13,542	$14,271

Net income per share attributable to CAI common stockholders
Basic	$0.65	$0.64
Diluted	$0.64	$0.63

Weighted average shares outstanding
Basic	20,903	22,213
Diluted	21,295	22,658

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014

Net income	$13,571	$14,231
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(2,419)	65
Comprehensive income	11,152	14,296
Comprehensive (income) loss attributable to non-controlling interest	(29)	40
Comprehensive income attributable to CAI common stockholders	$11,123	$14,336

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income	$13,571	$14,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,330	18,790
Amortization of debt issuance costs	692	687
Amortization of intangible assets	84	99
Stock-based compensation expense	512	409
Unrealized loss on foreign exchange	114	100
Gain on disposition of used rental equipment	(357)	(1,790)
Deferred income taxes	325	(2)
Bad debt expense	104	-
Changes in other operating assets and liabilities:
Accounts receivable	6,219	(3,418)
Prepaid expenses and other assets	25	(29)
Accounts payable, accrued expenses and other current liabilities	(5,928)	(2,119)
Due to container investors	(2,953)	(1,458)
Unearned revenue	466	125
Net cash provided by operating activities	34,204	25,625
Cash flows from investing activities
Purchase of rental equipment	(88,332)	(73,202)
Net proceeds from disposition of used rental equipment	13,884	11,070
Purchase of furniture, fixtures and equipment	(15)	(11)
Receipt of principal payments from direct financing leases	5,154	3,346
Net cash used in investing activities	(69,309)	(58,797)
Cash flows from financing activities
Proceeds from debt	94,581	66,700
Principal payments on debt	(59,952)	(39,592)
Debt issuance costs	(1,654)	-
Decrease in restricted cash	254	255
Exercise of stock options	4,374	28
Excess tax benefit from share-based compensation awards	810	-
Net cash provided by financing activities	38,413	27,391
Effect on cash of foreign currency translation	(469)	95
Net increase (decrease) in cash	2,839	(5,686)
Cash at beginning of the period	53,821	45,741
Cash at end of the period	$56,660	$40,055

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$1,665	$315
Interest	8,909	9,333
Supplemental disclosure of non-cash investing and financing activity
Transfer of rental equipment to direct finance lease	$5,448	$16,669

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)The Company and Nature of Operations

Organization

CAI International, Inc. and its subsidiaries (collectively, CAI or the Company) is a transportation finance and logistics company. The Company purchases equipment, which it leases primarily to container shipping lines, freight forwarders and other transportation companies. The Company also manages equipment for third-party investors. In operating its fleet, the Company leases, re-leases and disposes of equipment and contracts for the repair, repositioning and storage of equipment. The Company’s equipment fleet consists primarily of intermodal marine containers. The Company also owns a small fleet of railcars, which it leases in North America.

The Company’s common stock is traded on the New York Stock Exchange under the symbol “CAP”. The Company’s corporate headquarters are located in San Francisco, California.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries, and its 80%-owned subsidiary, CAIJ, Inc. (CAIJ). The equity attributable to the minority interest in CAIJ is shown as a non-controlling interest on the Company’s consolidated balance sheets, and the related net income is presented as net income attributable to non-controlling interest on the Company’s consolidated statements of income. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position as of March 31, 2015 and December 31, 2014, the Company’s results of operations for the three months ended March 31,  2015 and 2014, and the Company’s cash flows for the three months ended March 31, 2015 and 2014.  The results of operations and cash flows for the periods presented are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2015 or in any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted.  The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 27, 2015.

(2)Accounting Policies and Recent Accounting Pronouncements

(a)Accounting Policies

There were no changes to the Company’s accounting policies during the three months ended March 31, 2015. See Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015, for a description of the Company’s significant accounting policies.

(b)Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU No. 2014-09). This new standard will replace all current U.S. GAAP guidance on this topic and eliminates industry-specific guidance. Leasing revenue recognition is specifically excluded from this ASU, and therefore, the new standard will only apply to management fee revenue, sales of equipment portfolios and dispositions of used equipment. The guidance is effective for interim and annual periods beginning after December 15, 2016, with early application prohibited. Adoption of the guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendment to the Consolidation Analysis (ASU No. 2015-02). The new guidance will change (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity (VIE) characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. The guidance is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The new guidance will be applied on a retrospective basis and is not expected to have a material impact on the Company’s consolidated financial statements.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU No. 2015-03).  The new guidance will require debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The new guidance will be applied on a retrospective basis and is not expected to have a material impact on the Company’s consolidated financial statements.

(3)Consolidation of Variable Interest Entities as a Non-Controlling Interest

The Company regularly performs a review of its container fund arrangements with investors to determine whether a fund is a VIE and whether the Company has a variable interest that provides it with a controlling financial interest and is the primary beneficiary of the VIE in accordance with FASB Accounting Standard Codification (ASC) Topic 810, Consolidation. If the fund is determined to be a VIE, further analysis is performed to determine if the Company is a primary beneficiary of the VIE and meets both of the following criteria under Paragraph 14A of ASC Topic 810:

•	It has power to direct the activities of a VIE that most significantly impact the entity’s economic performance; and
•	It has the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

If in the Company’s judgment both of the above criteria are met, the VIE’s financial statements are included in the Company’s consolidated financial statements as required under ASC Topic 810,  Consolidation. The equity attributable to the VIE is shown as a non-controlling interest on the Company’s consolidated balance sheets and the after tax result attributable to its operations is shown as a net income or loss attributable to non-controlling interest on the Company’s consolidated statements of income.

The Company currently enters into two types of container fund arrangements with investors which are reviewed under ASC Topic 810,  Consolidation. These arrangements include container funds that the Company manages for investors and container funds that have entered into financing arrangements with investors. Several of the funds that the Company manages, and all of the funds under financing arrangements, are Japanese container funds that were established by a related party under separate investment agreements allowed under Japanese commercial laws (see Note 11). Each of the funds is financed by unrelated Japanese third party investors.

Managed Container Funds

All container funds under management by the Company are considered VIEs because as manager of the funds, the Company has the power to direct the activities that most significantly impact the entity’s economic performance including the leasing and managing of containers owned by the funds. The fees earned for arranging, managing and establishing the funds are not significant to the expected returns of the funds so the Company does not have a variable interest in the funds. The rights to receive benefits and obligations to absorb losses that could potentially be significant to the funds belong to the third party investors, so the Company concluded that it is not the primary beneficiary of the funds. The Company recognizes gain on sale of containers to the unconsolidated VIEs as sales in the ordinary course of business. For the three months ended March 31, 2015 and 2014, the Company sold no container portfolios to the VIEs.

Collateralized Financing Obligations

As of March 31, 2015, the Company has transferred containers with a total net book value of $142.1 million at the time of transfer to Japanese investor funds while concurrently entering into lease agreements for the same containers, under which the Company leases the containers back from the Japanese investors.  In accordance with ASC Topic 840, Sale-Leaseback Transactions, the Company concluded these were financing transactions under which sale-leaseback accounting was not applicable.

The container funds under financing arrangements are considered VIEs under ASC Topic 810,  Consolidation because as lessee of the funds, the Company has the power to direct the activities that most significantly impact each entity’s economic performance including the leasing and managing of containers owned by the funds. The terms of the transactions include options for the Company to purchase the containers from the funds at a fixed price. As a result of the residual interest resulting from the fixed price call option, the Company concluded that it may absorb a significant amount of the variability associated with the funds’ anticipated economic performance and, as a result, the Company has a variable interest in the funds. As the Company has the power to direct the activities that most significantly impact the economic performance of the VIEs and the variable interest provides the Company with the right to receive benefits from the entity that could potentially be significant to the funds, the Company determined that it is the primary beneficiary of these VIEs and included the VIEs assets and liabilities as of March 31, 2015 and December 31, 2014,  and the results of the VIEs’ operations and cash flows for the three months ended March 31, 2015 and 2014 in the Company’s consolidated financial statements.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The containers that were transferred to the Japanese investor funds had a net book value of  $98.8 million as of March 31, 2015.  The container equipment, together with $33.6 million of cash held by the investor funds, has been included on the Company’s consolidated balance sheets with the offsetting liability related to the funds presented in the debt section of the Company’s consolidated balance sheets as collateralized financing obligations of $128.2  million and term loans held by VIE of $9.4  million.  See Note 6(e) and 6(f) for additional information.  No gain or loss was recognized by the Company on the initial consolidation of the VIEs.

(4)Net Investment in Direct Finance Leases

The following table represents the components of the Company’s net investment in direct finance leases (in thousands):

	March 31,	December 31,
	2015	2014
Gross finance lease receivables (1)	$116,420	$116,992
Unearned income (2)	(21,252)	(22,028)
Net investment in direct finance leases	$95,168	$94,964

(1)

At the inception of the lease, the Company records the total minimum lease payments, executory costs, if any, and unguaranteed residual value as gross finance lease receivables. The gross finance lease receivables are reduced as customer payments are received.  There was no unguaranteed residual value at March 31, 2015 and December 31, 2014 included in gross finance lease receivables. There were no executory costs included in gross finance lease receivables as of March 31, 2015 and December 31, 2014.

(2)

The difference between the gross finance lease receivables and the cost of the equipment or carrying amount at the lease inception is recorded as unearned income. Unearned income together with initial direct costs, are amortized to income over the lease term so as to produce a constant periodic rate of return. There were no unamortized initial direct costs as of March 31, 2015 and December 31, 2014.

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

The categories of gross finance lease receivables based on the Company's internal customer credit ratings can be described as follows:

Tier 1— These customers are typically large international shipping lines that have been in business for many years and have world-class operating capabilities and significant financial resources. In most cases, the Company has had a long commercial relationship with these customers and currently maintains regular communication with them at several levels of management, which provides the Company with insight into the customer's current operating and financial performance. In the Company's view, these customers have the greatest ability to withstand cyclical down turns and would likely have greater access to needed capital than lower-rated customers. The Company views the risk of default for Tier 1 customers to range from minimal to moderate.

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

Tier 3— Customers in this category exhibit volatility in payments on a regular basis.

Based on the above categories, the Company's gross finance lease receivables were as follows (in thousands):

	March 31,	December 31,
	2015	2014
Tier 1	$85,583	$89,960
Tier 2	30,837	27,032
Tier 3	-	-
	$116,420	$116,992

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Contractual maturities of the Company's gross finance lease receivables subsequent to and as of March 31, 2015 for the years ending March 31 were as follows (in thousands):

2016	$26,966
2017	23,009
2018	27,922
2019	25,154
2020	6,123
2021 and thereafter	7,246
$116,420

(5)Intangible Assets

 The Company amortizes intangible assets on a straight line basis over their estimated useful lives as follows:

Trademarks	1-10 years
Contracts – owned equipment	5-7 years

Total amortization expense was $0.1 million for both the three months ended March 31, 2015 and 2014.

Intangible assets as of March 31, 2015 and December 31, 2014 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2015
Trademarks	$1,272	$(1,107)	$165
Contracts- owned equipment	3,637	(3,619)	18
	$4,909	$(4,726)	$183
December 31, 2014
Trademarks	$1,278	$(1,084)	$194
Contracts- owned equipment	3,812	(3,733)	79
	$5,090	$(4,817)	$273

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)  Debt and Capital Lease Obligations

Debt

Details of the Company’s debt as of March 31, 2015 and December 31, 2014 were as follows (dollars in thousands):

		March 31, 2015			December 31, 2014
		Outstanding		Average	Outstanding		Average	Agreement
Reference		Current	Long-term	Interest	Current	Long-term	Interest	Terminates

(a)(i)	Revolving credit facility	$-	$327,000	1.9%	$-	$289,000	1.9%	March 2020
(a)(ii)	Revolving credit facility - Rail	-	74,750	1.9%	-	61,769	1.9%	July 2019
(b)(i)	Term loan	1,800	25,050	2.3%	1,800	25,500	2.2%	April 2018
(b)(ii)	Term loan	9,000	136,500	1.9%	9,000	138,750	1.8%	October 2019
(b)(iii)	Term loan	9,940	106,895	1.9%	9,940	109,380	1.9%	April 2017
(c)	Senior secured notes	8,240	74,160	4.9%	8,240	78,280	4.9%	September 2022
(d)	Asset backed notes	40,000	272,875	3.4%	40,000	282,875	3.4%	March 2028
(e)	Collateralized financing obligations	78,279	49,872	0.8%	57,390	65,184	0.8%	June 2019
(f)	Term loans held by VIE	1,829	7,559	2.6%	1,829	8,016	2.6%	June 2019
(g)	Short term line of credit	75,000	-	1.5%	75,000	-	1.5%	May 2016

	Total Debt	$224,088	$1,074,661		$203,199	$1,058,754

(a)Revolving Credit Facilities

Revolving credit facilities consist of the following:

(i) On March 15, 2013, the Company entered into the Third Amended and Restated Revolving Credit Agreement, as amended, with a consortium of banks to finance the acquisition of container rental equipment and for general working capital purposes. On January 30, 2015, the Company entered into an amendment to the Third Amended and Restated Revolving Credit Agreement with a consortium of banks, pursuant to which the prior revolving credit facility was refinanced. The agreement was amended to extend the maturity date to March 15, 2020, reduce the interest rate, increase the commitment level from $760.0 million to $775.0 million, and revise certain of the covenants and restrictions under the prior facility to provide the Company with additional flexibility.

As of March 31, 2015, the maximum commitment under the revolving credit facility was $775.0 million.  The revolving credit facility may be increased up to a maximum of $960.0 million, in accordance with the terms of the agreement, so long as no default or event of default exists either before or immediately after giving effect to the increase. There is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The revolving credit facility provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to the Company. These credit commitments are part of, and not in addition to, the total commitment provided under the revolving credit facility. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the revolving credit agreement.  Interest rates are based on LIBOR for Eurodollar loans and Base Rate for Base Rate loans. In addition to various financial and other covenants, the Company’s revolving credit facility also includes certain restrictions on the Company’s ability to incur other indebtedness or pay dividends to stockholders.  As of March 31, 2015, the Company was in compliance with the terms of the revolving credit facility.

As of March 31, 2015, the Company had  $447.9 million in availability under the revolving credit facility (net of $0.1 million in letters of credit) subject to its ability to meet the collateral requirements under the agreement governing the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

The Company’s revolving credit facility, including any amounts drawn on the facility, is secured by substantially all of the assets of the Company (not otherwise used as security for its other credit facilities) including equipment owned by the Company, which had a net book value of $619.9 million as of March 31, 2015, the underlying leases thereon and the Company’s interest in any money received under such contracts.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(ii) On July 25, 2014, the Company and CAI Rail Inc. (CAI Rail), a wholly-owned subsidiary of the Company, entered into an Amended and Restated Revolving Credit Agreement, as amended, with a consortium of banks to finance the acquisition of railcars.  As of March 31, 2015, the maximum credit commitment under the revolving credit facility was $250.0 million. CAI Rail’s revolving credit facility may be increased up to a maximum of $325.0 million, in accordance with the terms of the agreement, subject to certain conditions.

Borrowings under this revolving credit facility bear interest at a variable rate. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the revolving credit agreement.  Interest rates are based on LIBOR for Eurodollar loans and Base Rate for Base Rate loans.

As of March 31, 2015, CAI Rail had  $175.2 million in availability under the revolving credit facility, subject to its ability to meet the collateral requirements under the agreement governing the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

The agreement governing CAI Rail’s revolving credit facility contains various financial and other covenants.  As of March 31, 2015, CAI Rail was in compliance with the terms of the revolving credit facility.  CAI Rail’s revolving credit facility, including any amounts drawn on the facility, is secured by all of the assets of CAI Rail, which had a net book value of $96.4 million as of March 31, 2015, and is guaranteed by the Company.

(b)Term Loans

Term loans consist of the following:

(i)  On March 22, 2013, the Company entered into a $30.0 million five-year loan agreement with Development Bank of Japan (DBJ). The loan is payable in 19 quarterly installments of $0.5 million starting July 31, 2013 and a final payment of $21.5 million on April 30, 2018. The loan bears interest at a variable rate based on LIBOR. As of March 31, 2015, the loan had a balance of  $26.9 million.

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

 On March 28, 2013, the term loan was amended which reduced the principal balance of the loan from $249.4 million to $125.0 million through payment of $124.4 million from the proceeds of the $229.0 million fixed-rate asset-backed notes issued by the Company’s indirect wholly-owned subsidiary, CAL Funding II Limited (see Note 6(d) below).

On October 1, 2014, the Company entered into an amended and restated term loan agreement with a consortium of banks, pursuant to which the prior loan agreement was refinanced. The amended and restated term loan agreement, which contains similar terms to the prior loan agreement, was amended to, among other things: (a) reduce the borrowing rates from LIBOR plus 2.25% to LIBOR plus 1.6% (per annum) for Eurodollar loans, (b) increase the outstanding loan commitment from $115.0 million to $150.0 million, (c) extend the maturity date to October 1, 2019, and (d) revise certain of the covenants and restrictions under the prior loan agreement to provide the Company with additional flexibility. As of March 31, 2015, the term loan had a balance of $145.5 million.

(iii) On April 11, 2012, the Company entered into a term loan agreement with a consortium of banks. The agreement, as amended, provides for a five year term loan of up to $142.0 million, subject to certain borrowing conditions, which amount is secured by certain assets of the Company. The commitment under the loan may be increased to a maximum of $200.0 million under certain conditions described in the agreement. The outstanding principal amounts under the term loan bear interest based on LIBOR, amortized quarterly, and require quarterly payments equal to 1.75% multiplied by the outstanding principal amount at such time. The facility contains various financial and other covenants. The full $142.0 million has been drawn and was primarily used to repay outstanding amounts under the Company’s senior revolving credit facility. All unpaid amounts then outstanding are due and payable on April 11, 2017.  As of March 31, 2015, the loan had a balance of  $116.8 million.

The Company’s term loans are secured by rental equipment owned by the Company, which had a net book value of $350.8 million as of March 31, 2015.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Notes bear interest at 4.9% per annum, due and payable semiannually on March 13 and September 13 of each year, commencing on March 13, 2013.  In addition, CAL is required to make certain principal payments on March 13 and September 13 of each year, commencing on March 13, 2013.  Any unpaid principal and interest is due and payable on September 13, 2022. The Note Purchase Agreement provides that CAL may prepay at any time all or any part of the Notes in an amount not less than 10% of the aggregate principal amount of the Notes then outstanding. As of March 31, 2015, the Notes had a balance of  $82.4  million.

The Notes are secured by certain rental equipment owned by the Company, which had a net book value of $107.2  million as of March 31, 2015.

(d)Asset-Backed Notes

On October 18, 2012, CAL Funding II Limited (CAL II), a wholly-owned indirect subsidiary of CAI, issued $171.0 million of 3.47% fixed rate asset-backed notes (Series 2012-1 Asset-Backed Notes).  Principal and interest on the Series 2012-1 Asset-Backed Notes is payable monthly commencing on November 26, 2012, and the Series 2012-1 Asset-Backed Notes mature in October 2027.  The proceeds from the Series 2012-1 Asset-Backed Notes were used to repay part of the Company’s borrowings under its senior revolving credit facility. As of March 31, 2015, the Series 2012-1 Asset-Backed Notes had a balance of  $129.7 million.

On March 28, 2013, CAL II issued $229.0 million of 3.35% fixed rate asset-backed notes (Series 2013-1 Asset-Backed Notes). Principal and interest on the Series 2013-1 Asset-Backed Notes is payable monthly commencing on April 25, 2013, and the Series 2013-1 Asset-Backed Notes mature in March 2028. The proceeds from the Series 2013-1 Asset-Backed Notes were used partly to reduce the balance of the Company’s term loan as described in Note 6 (b)(ii) above, and to partially pay down the Company’s senior revolving credit facility. The Series 2013-1 Asset-Backed Notes had a balance of  $183.2  million as of March 31, 2015.

The Company’s asset-backed notes are secured by certain rental equipment owned by the Company, which had a net book value of $403.2 million as of March 31, 2015.

          The agreements under each of the asset-backed notes described above require the Company to maintain a restricted cash account to cover payment of the obligations. As of March 31, 2015, the restricted cash account had a balance of $8.0  million.

(e)Collateralized Financing Obligations

As of March 31, 2015, the Company had collateralized financing obligations of $128.1 million (see Note 3). The obligations had an average interest rate of 0.8% as of March 31, 2015 with maturity dates between June 2015 and June 2019. The debt is secured by a pool of containers covered under the financing arrangements.

(f)Term Loans Held by VIE

On June 25, 2014, one of the Japanese investor funds that is consolidated by the Company as a VIE (see Note 3) entered into a term loan agreement with a bank. Under the terms of the agreement, the Japanese investor fund entered into two loans; a five year, amortizing loan of $9.2 million at a fixed interest rate of 2.7%, and a five year, non-amortizing loan of $1.6 million at a variable interest rate based on LIBOR. The debt is secured by assets of the Japanese investor fund, and is subject to certain borrowing conditions set out in the loan agreement. As of March 31, 2015, the term loans held by the Japanese investor fund totaled  $9.4 million and had an average interest rate of 2.6%.

The Company’s term loans held by VIE are secured by rental equipment owned by the Company, which had a net book value of $19.1 million as of March 31, 2015.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(g)Short Term Line of Credit

On May 8, 2014, CAL entered into a short term uncommitted line of credit agreement. Under this credit agreement, CAL is eligible to borrow up to $75.0 million, subject to certain borrowing conditions. Loans made under the line of credit are repayable on the earlier of (a) 3 months after the loan is made, and (b) the facility termination date of May 8, 2016. Outstanding loans bear a variable interest rate based on LIBOR. The full $75.0 million has been drawn and was primarily used to repay outstanding amounts under the Company’s senior revolving credit facility. As of March 31, 2015, the loan had a balance of $75.0 million, which is due and payable on June 24, 2015. The Company intends to renew the loan prior to the maturity date. Interest is charged on the outstanding loan at an annual rate of 1.5%.

The agreements relating to all of the Company’s debt contain various financial and other covenants. As of March 31, 2015, the Company was in compliance with all of its debt covenants.

Capital Lease Obligations

As of March 31, 2015, the Company had capital lease obligations of $0.2  million. The underlying obligations are denominated in Euros at floating interest rates averaging 2.8% as of March 31, 2015 with maturity dates between June 2015 and March 2016. The loans are secured by containers covered by the lease obligations, which had a net book value of $0.5  million as of March 31, 2015.

(7) Stock–Based Compensation Plan

Stock Options

The Company grants stock options to certain employees and independent directors pursuant to its 2007 Equity Incentive Plan (Plan) which was adopted on April 23, 2007 and amended on June 5, 2009, June 3, 2011 and June 8, 2012. Under the Plan, a maximum of 1,721,980 share awards may be granted.

Stock options granted to employees have a vesting period of four years from grant date, with 25% vesting after one year, and 1/48th vesting each month thereafter until fully vested. Stock options granted to independent directors vest in one year. All of the stock options have a contractual term of ten years.

The following table summarizes the Company’s stock option activities for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Options outstanding at January 1	1,420,749	$15.67	1,263,485	$14.84
Options granted - employees	-	$-	-	$-
Options granted - directors	-	$-	-	$-
Options forfeited - employees	-	$-	(5,417)	$22.55
Options exercised - employees	(354,244)	$12.35	(1,583)	17.77

Options outstanding at March 31	1,066,505	$16.78	1,256,485	$14.80
Options exercisable	835,276	$15.31	1,065,373	$13.23
Weighted average remaining term	5.1 years		5.0 years

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2015 and 2014 was $4.0 million and less than $0.1 million, respectively. The aggregate intrinsic value of all options outstanding as of March 31, 2015 was  $8.6 million based on the closing price of the Company’s common stock of $24.57 per share on March 31, 2015, the last trading day of the quarter.

The Company recorded stock-based compensation expense of  $0.4 million for the three months ended March 31, 2015 and 2014.  As of March 31, 2015, the remaining unamortized stock-based compensation cost relating to stock options granted to the Company’s employees and independent directors was approximately $1.9 million which is to be recognized over the remaining weighted average vesting period of approximately 2.5  years.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted Stock

The Company grants restricted stock to certain employees pursuant to the Plan. The restricted stock is valued based on the closing price of the Company’s stock on the date of grant and has a vesting period of four years. The following table summarizes the activity of restricted stock under the Company’s Plan:

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Restricted stock outstanding, December 31, 2014	42,502	$23.87
Restricted stock granted	-	$-
Restricted stock vested	(1,046)	$24.37
Restricted stock forfeited	-	$-
Restricted stock outstanding, March 31, 2015	41,456	$23.86

The Company recognized $0.1  million and less than  $0.1 million of stock compensation expense relating to restricted stock for the three months ended March 31, 2015 and 2014 respectively. As of March 31, 2015, unamortized stock compensation expense relating to restricted stock was $0.8  million to be recognized over the remaining average vesting period of 2.6  years.

Stock-based compensation expense is recorded as a component of marketing, general and administrative expense in the Company’s consolidated statements of income with a corresponding credit to additional paid-in capital in the Company’s consolidated balance sheets.

(8)Income Taxes

 The consolidated income tax expense for the three months ended March 31, 2015 and 2014 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2015 and 2014, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to foreign income taxes, state income taxes and the effect of certain permanent differences.

The Company’s estimated full year effective tax rate, before certain non-recurring discrete items, was 7.9% at March 31, 2015 compared to 9.4% at March 31, 2014. The lower estimated full year effective tax rate at March 31, 2015 was due primarily to higher pretax income from foreign operations where statutory rates are lower than the U.S. income tax rates.

The Company recognizes in the financial statements a liability for tax uncertainty if it is more likely than not that the position will be sustained on audit, based on the technical merits of the position. As of March 31, 2015, the Company had unrecognized tax benefits of $0.1 million, which if recognized, would reduce the Company’s effective tax rate. Total accrued interest relating to unrecognized tax benefits was less than $0.1 million as of March 31, 2015. The Company does not believe the total amount of unrecognized tax benefits as of March 31, 2015 will increase or decrease for the remainder of 2015.

(9)Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, accounts payable and short term line of credit approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s collateralized financing obligations of $128.1 million as of March 31, 2015 were estimated to have a fair value of approximately $127.2 million based on the fair value of estimated future payments calculated using prevailing interest rates. The fair value of these financial instruments would be categorized as Level 3 of the fair value hierarchy.  Management believes that the balances of the Company’s revolving credit facilities of $401.8 million, term loans totaling $289.2 million, senior secured notes of $82.4 million, asset-backed notes of $312.9 million, term loans held by VIE of $9.4 million, net investment in direct finance leases of $95.2 million and capital lease obligations of $0.2 million approximate their fair values as of March 31, 2015. The fair value of these financial instruments would be categorized as Level 3 of the fair value hierarchy.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CO NSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(10)Commitments and Contingencies

In addition to its debt obligations described in Note 6 above, the Company had commitments to purchase approximately $148.1 million of rental equipment as of March 31, 2015. The Company also utilizes certain office facilities and equipment under long-term non-cancellable operating lease agreements with total future minimum lease payments of approximately $3.3 million as of March 31, 2015.

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

As described in Note 3, the Company has included in its consolidated financial statements, the assets and liabilities, results of operations, and cash flows of the financing arrangements, in accordance with ASC Topic 810, Consolidation.

(12)Segment and Geographic Information

The Company operates in one industry segment, equipment leasing. Prior to the year ended December 31, 2014, the Company had two reportable business segments, equipment leasing and equipment management. The Company determined that equipment management no longer meets the requirements of a reportable segment and, as such, it no longer discloses two reportable segments.

Geographic Data

The Company earns its revenue primarily from international containers which are deployed by its customers in a wide variety of global trade routes. Virtually all of the Company’s containers are used internationally and typically no container is domiciled in one particular place for a prolonged period of time. As such, substantially all of the Company’s container assets are considered to be international with no single country of use.

The Company’s railcars, with a net book value of $97.0  million as of March 31, 2015, are used primarily to transport cargo within North America.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The following table sets forth the reconciliation of basic and diluted net income per share for the three months ended March 31, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Numerator
Net income attributable to CAI common stockholders used
in the calculation of basic and diluted earnings per share	$13,542	$14,271
Denominator
Weighted-average shares used in the calculation of basic earnings per share	20,903	22,213
Effect of dilutive securities:
Stock options and restricted stock	392	445
Weighted-average shares used in the calculation of diluted earnings per share	21,295	22,658

Net income per share attributable to CAI common stockholders:
Basic	$0.65	$0.64
Diluted	$0.64	$0.63

 The calculation of diluted earnings per share for the three months ended March 31, 2015 and 2014 excluded from the denominator  445,050 shares and 364,333 shares, respectively, of common stock options because their effect would have been anti-dilutive.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 27, 2015.  In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those contained in or implied by any forward-looking statements.  The financial information included in this discussion and in our consolidated financial statements may not be indicative of our consolidated financial position, operating results, changes in equity and cash flows in the future.

Unless the context requires otherwise, references to “CAI,” the “Company,” “we,” “us” or “our” in this Quarterly Report on Form 10-Q refer to CAI International, Inc. and its subsidiaries.

Overview

We are one of the world’s leading transportation finance and logistics companies. We purchase equipment, which we lease primarily to container shipping lines, freight forwarders and other transportation companies. We also manage equipment for third party investors. In operating our fleet, we lease, re-lease and dispose of equipment and contract for the repair, repositioning and storage of equipment. Our equipment fleet consists primarily of intermodal marine containers. We also own a small fleet of railcars, which we lease within North America.

 The following table shows the composition of our fleet as of March 31, 2015 and 2014 and our average utilization for the three months ended March 31, 2015 and 2014:

	As of March 31,
	2015	2014

Owned container fleet in TEUs	967,649	882,665
Managed container fleet in TEUs	229,575	275,102
Total container fleet in TEUs	1,197,224	1,157,767

Owned container fleet in CEUs	998,166	924,234
Managed container fleet in CEUs	208,326	253,761
Total container fleet in CEUs	1,206,492	1,177,995

Owned railcar fleet in units	2,649	1,859

	Three Months Ended
	March 31,
	2015	2014
Average container fleet utilization in TEUs	92.9%	90.0%
Average container fleet utilization in CEUs	93.5%	91.0%
Average railcar fleet utilization	93.6%	98.4%

The intermodal marine container industry-standard measurement unit is the 20-foot equivalent unit, or TEU, which compares the size of a container to a  standard 20-foot container. For example, a 20-foot container is equivalent to one TEU and a 40-foot container is equivalent to two TEUs. Containers can also be measured in cost equivalent units (CEUs), whereby the cost of each type of container is expressed as a ratio relative to the cost of a standard 20-foot dry van container. For example, the CEU ratio for a standard 40-foot dry van container is 1.6 and a 40-foot high cube container is 1.7. Utilization of containers is computed by dividing total units on lease, in CEUs or TEUs, by the total CEUs or TEUs in our container fleet. Utilization of railcars is computed by dividing the number of railcars on lease by the total number of railcars in our fleet. In both cases, the total fleet excludes new units not yet leased and off-hire units designated for sale.

During the three months ended March 31, 2015, we paid $88.3 million to purchase rental equipment, and we plan to invest in additional containers and railcars in the future. Our investment in containers this period included the purchase of container portfolios from our managed fleet. We believe investments in equipment and management of equipment for equipment investors are beneficial to our company, and we will continue to pursue both opportunities.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The following table summarizes our operating results for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended
	March 31,		Increase/(Decrease)
	2015	2014	Amount	Percent

Total revenue	$58,492	$54,264	$4,228	8%
Operating expenses	34,801	29,835	4,966	17
Net interest expense	8,778	8,791	(13)	-
Net income attributable to CAI common stockholders	13,542	14,271	(729)	(5)

Total revenue for the three months ended March 31, 2015 increased $4.2 million, or 8%, compared to the three months ended March 31, 2014, primarily due to a $4.2 million, or 8%, increase in rental revenue and a $0.3 million, or 14%, increase in finance lease income, partially offset by a $0.3 million, or 18%, decrease in management fee revenue. Operating expenses for the three months ended March 31, 2015 increased $5.0 million, or 17%, compared to the three months ended March 31, 2014, mainly as a result of a $2.6 million, or 14%, increase in depreciation expense, a $1.4 million, or 80% decrease in gain on disposition of used rental equipment, a $0.8 million, or 13%, increase in storage, handling and other expenses, and a $0.4 million, or 6%, increase in marketing, general and administrative expenses, partially offset by a $0.2 million, or 125%, increase in gain on foreign exchange. Net interest expense for the three months ended March 31, 2015 remained consistent with the same three-month period in 2014. The increase in revenue was offset by the increase in operating expenses, and resulted in a $0.7 million, or 5%, decrease in net income attributable to CAI common stockholders for the three months ended March 31, 2015 compared to the same three-month period in 2014.

Revenue. The following discussion explains the significant changes in the composition of our total revenue for the three months ended March 31, 2015 compared to the three months ended March 31, 2014:

Rental Revenue. Rental revenue increased $4.2 million, or 8%, to $54.9 million for the three months ended March 31, 2015, from $50.7 million for the three months ended March 31, 2014. The increase was primarily due to a $3.8 million increase in rental revenue attributable to an 8% increase in the average number of CEUs of owned containers on lease, a $0.4 million increase in CAI Rail revenue as a result of the addition of rail cars to our fleet during the last twelve months, and a $0.5 million increase in handling revenue as a result of additional lease-outs during the period, partially offset by a $1.0 million decrease in rental revenue attributable to a 2% decrease in average owned container per diem rental rates. We made investments in containers during the last twelve months which increased the average size of the owned fleet by 8%, and saw an increase in the average utilization of our owned fleet, on a CEU basis, from approximately 92.8% during the three months ended March 31, 2014 to approximately 94.4% during the three months ended March 31, 2015. The reduction in average container per diem rental rates has been caused by competitive market pressure, as well as our investment in used containers through sale and leaseback transactions and the acquisition of container portfolios from our managed fleet. Used containers are purchased at a lower price, and command a lower per diem rental rate, than new containers. Approximately 10% of our investment in containers during the last twelve months was in used containers.

Management Fee Revenue. Management fee revenue decreased $0.3 million, or 18%, to $1.3 million for the three months ended March 31, 2015 from $1.5 million for the three months ended March 31, 2014 due to an 13% reduction in the size of the on-lease managed container fleet and a decrease of 3% in average per diem rates in our managed fleet for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

The size of our managed fleet has decreased in the past several years as market conditions have favored the purchase of container portfolios from our managed container fleet rather than establishing new portfolios. We continue to believe that the management of equipment for third party investors is beneficial to our company and we will continue to pursue those opportunities. At the same time, based on market conditions, we intend to continue to pursue the purchase of container portfolios from our managed fleet if attractive opportunities present themselves. Consequently, market conditions will dictate whether there will be net additions or subtractions from our managed fleet.

Finance Lease Income. Finance lease income of $2.4 million for the three months ended March 31, 2015 increased $0.3 million, or 14%, from $2.1 million for the three months ended March 31, 2014, reflecting additional finance leases entered into during the last 12 months.

Expenses.  The following discussion explains the significant changes in expenses for the three months ended March 31, 2015 compared to the three months ended March 31, 2014:

Depreciation of Rental Equipment. Depreciation of rental equipment increased by $2.6 million, or 14%, to $21.2 million for the three months ended March 31, 2015, from $18.7 million for the three months ended March 31, 2014. This increase was primarily attributable to an 8% increase in the average size of our owned container fleet and an increase of $0.1 million in depreciation attributable to CAI Rail, reflecting the increase in size of our railcar fleet over the past 12 months.

Gain on Disposition of Used Rental Equipment. Gain on disposition of used rental equipment decreased by $1.4 million, or 80%, to $0.4 million for the three months ended March 31, 2015, from $1.8 million for the three months ended March 31, 2014. The decrease has primarily been caused by a reduction in average sale price, reflecting the continued decline in new equipment prices, as well as the impact of the strengthening of the dollar compared to other currencies.

Storage, Handling and Other Expenses. Storage, handling and other expenses increased by $0.8 million, or 13%, to $6.8 million for the three months ended March 31, 2015, from $6.0 million for the three months ended March 31, 2014. The increase is largely attributable to an increase of 8% in the average size of our owned equipment fleet in CEUs and an increase in the volume of units being sold, which led to an increase in handling charges and repair costs of $0.8 million, compared to three months ended March 31, 2014. The increase was partially offset by a $0.2 million decrease in storage costs, resulting from an improvement in the average utilization of our owned fleet, from 92.8% during the three months ended March 31, 2014 to 94.4% during the three months ended March 31, 2015.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased by $0.4 million, or 6%, to $7.1 million for the three months ended March 31, 2015, from $6.7 million for the three months ended March 31, 2014. The increase was primarily a result of higher employee-related costs in our rail car business as a result of an increase in headcount, as well as a $0.1 million increase in bad debt expense associated with non-payment by a specific customer.

Loss on Foreign Exchange. We recognized a gain of less than $0.1 million on foreign exchange transactions for the three months ended March 31, 2015, compared to a loss of $0.2 million for the three months ended March 31, 2014. Gains and losses on foreign currency primarily occur when foreign denominated financial assets and liabilities are either settled or remeasured in U.S. dollars. The gain on foreign exchange for the three months ended March 31, 2015 was primarily the result of movements in the U.S. dollar exchange rate against the Euro.

Net Interest Expense. Net interest expense of $8.8 million for the three months ended March 31, 2015 remained consistent with the three months ended March 31, 2014. There was a slight decrease in net interest expense attributable to a reduction in the average interest rate on outstanding debt, which was offset by a slight increase in our average loan principal balance as we continue to increase our borrowings to finance our acquisition of additional rental equipment.

Income Tax Expense. Income tax expense decreased by $0.1 million, or 5%, to $1.3 million for the three months ended March 31, 2015, from $1.4 million for the three months ended March 31, 2014. The full year estimated effective tax rate for the three months ended March 31, 2015, before certain non-recurring discrete items, was 7.9%, compared to 9.4% for the three months ended March 31, 2014. The proportion of our on-lease owned fleet owned by subsidiary companies in Barbados and Bermuda, where income tax rates are lower than in the U.S., increased from approximately 91% as of March 31, 2014 to 92% as of March 31, 2015. The increase in the proportion of the fleet owned by our international subsidiaries has led to a corresponding increase in the proportion of pretax income generated in lower tax jurisdictions, resulting in a decrease in the effective tax rate.

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

Revolving Credit Facilities

(i)  On March 15, 2013, we entered into the Third Amended and Restated Revolving Credit Agreement, as amended, with a consortium of banks to finance the acquisition of container rental equipment and for general working capital purposes. As of March 31, 2015, the maximum commitment under the revolving credit facility was $775.0 million, which may be increased to a maximum of $960.0 million under certain conditions described in the agreement.  As of March 31, 2015, we had an outstanding balance of $327.0 million and availability of $447.9 million under the revolving credit facility (net of $0.1 million in letters of credit), subject to our ability to meet the collateral requirements under the agreement governing the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

There is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The revolving credit facility provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to us. These credit commitments are part of, and not in addition to, the maximum credit commitment. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar Rate loans as defined in the revolving credit facility. Interest rates are based on LIBOR for Eurodollar loans and Base Rate for Base Rate loans. As of March 31, 2015, the average interest rate on the revolving credit facility was 1.9%. The revolving credit facility will mature in March 2020.

We use the revolving credit facility primarily to fund the purchase of containers and for general working capital needs. As of March 31, 2015, we had commitments to purchase $148.1 million of rental equipment and had rental equipment payable of $51.3  million. We have typically used our cash flow from operations and the proceeds from sales of equipment portfolios to third-party investors to repay our revolving credit facility. As we expand our owned fleet, the revolving credit facility balance will be higher and will result in higher interest expense.

(ii)  On July 25, 2014, we entered into an Amended and Restated Revolving Credit Agreement, as amended, for CAI Rail with a consortium of banks to finance the acquisition of railcars. As of March 31, 2015, the maximum credit commitment under the revolving line of credit was $250.0 million. CAI’s revolving credit facility may be increased to a maximum of $325.0 million, in accordance with the terms of the agreement. Borrowings under this revolving credit facility bear interest at a variable rate. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar loans as defined in the revolving credit agreement. Interest rates are based on LIBOR for Eurodollar loans and Base Rate for Base Rate loans. As of March 31, 2015, the average interest rate under the agreement was 1.9%.

As of March 31, 2015, the outstanding balance under CAI Rail’s revolving credit facility was $74.8 million. As of March 31, 2015, we had $175.2 million in availability under the facility, subject to our ability to meet the collateral requirements under the agreement governing the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default. The revolving credit facility will terminate in July 2019.

Term Loan Facilities

(i)  On March 22, 2013, we entered into a $30.0 million five-year loan agreement with Development Bank of Japan (DBJ). The loan is payable in 19 quarterly installments of $0.5 million starting July 31, 2013 and a final payment of $21.5 million on April 30, 2018. The loan bears a  variable interest rate based on LIBOR. As of March 31, 2015, the loan had a balance of $26.9 million and an average interest rate of 2.3%.

(ii)  On December 20, 2010, we entered into a term loan agreement with a consortium of banks. Under this loan agreement, we were eligible to borrow up to $300.0 million, subject to certain borrowing conditions, which amount is secured by certain assets of our wholly owned foreign subsidiaries.  The loan agreement is an amortizing facility with a term of six years. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the term loan agreement. The loan bears a variable interest rate based on LIBOR for Eurodollar loans and Base Rate for base rate loans.

On March 28, 2013, the term loan agreement was amended which reduced the principal balance of the loan from $249.4 million to $125.0 million through payment of $124.4 million from the proceeds of the $229.0 million fixed-rate asset-backed notes issued by the Company’s indirect wholly-owned subsidiary, CAL Funding II Limited (see paragraph (ii) of Asset-Backed Notes below).

On October 1, 2014, we entered into an amended and restated term loan agreement with a consortium of banks, pursuant to which the prior loan agreement was refinanced. The amended and restated term loan agreement, which contains similar terms to the prior loan agreement, was amended to, among other things: (a) reduce the borrowing rates from LIBOR plus 2.25% to LIBOR plus 1.6% (per annum) for Eurodollar loans, (b) increase the outstanding loan commitment from $115.0 million to $150.0 million, (c) extend the maturity date to October 1, 2019, and (d) revise certain of the covenants and restrictions under the prior loan agreement to provide the Company with additional flexibility. As of March 31, 2015, the term loan had a balance of $145.5 million and average interest rate of 1.9%.

(iii)  On April 11, 2012, we entered into another term loan agreement with a consortium of banks. The agreement, as amended, provides for a five year term loan of up to $142.0 million, subject to certain borrowing conditions, which amount is secured by certain of our assets. The commitment under the loan may be increased to a maximum of $200.0 million, under certain conditions described in the agreement.  The outstanding principal amounts under the term loan bear interest based on LIBOR, amortized quarterly, and require quarterly payments equal to 1.75% multiplied by the outstanding principal amount at such time. The full $142.0 million has been drawn and was primarily used to repay outstanding amounts under the revolving credit facility. All unpaid amounts then outstanding are due and payable on April 11, 2017. As of March 31, 2015, the loan had a balance of $116.8 million and an interest rate of 1.9%.

Asset-Backed Notes

(i)  On October 18, 2012, CAL II issued $171.0 million of 3.47% fixed rate asset-backed notes (Series 2012-1 Asset-Backed Notes).  Principal and interest on the Series 2102-1 Asset-Backed Notes is payable monthly commencing on November 26, 2012, and the Series 2012-1 Asset-Backed Notes mature in October 2027.  The proceeds from the Series 2012-1 Asset-Backed Notes were used to repay part of the Company’s borrowings under its senior revolving credit facility. The Series 2012-1 Asset-Backed Notes had a balance of $129.7 million as of March 31, 2015.

(ii)  On March 28, 2013, CAL II issued $229 million of 3.35% fixed rate asset-backed notes (Series 2013-1 Asset-Backed Notes). Principal and interest on the Series 2013-1 Asset-Backed Notes is payable monthly commencing on April 25, 2013, and the Series 2013-1 Asset-Backed Notes mature in March 2028. The proceeds from the new Series 2013-1 Asset-Backed Notes were used partly to reduce the balance of the Company’s term loan with a consortium of banks as described in paragraph (ii) of Term Loan Facilities above, and to partially pay down the Company’s senior revolving credit facility. The Series 2013-1 Asset-Backed Notes had a balance of $183.2  million as of March 31, 2015.

The agreements under each of the asset-backed notes described above require the Company to maintain a restricted cash account to cover payment of the obligations. As of March 31, 2015, the restricted cash account had a balance of $8.0  million.

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

The Notes bear interest at 4.9% per annum, due and payable semiannually on March 13 and September 13 of each year, commencing on March 13, 2013.  In addition, CAL is required to make certain principal payments on March 13 and September 13 of each year, commencing on March 13, 2013.  Any unpaid principal and interest is due and payable on September 13, 2022.  As of March 31, 2015, the Notes had a balance of $82.4  million.

On May 8, 2014, CAL entered into a short term uncommitted line of credit agreement.  Under this credit agreement, CAL is eligible to borrow up to $75.0 million, subject to certain borrowing conditions.  Loans made under the line of credit are repayable on the earlier of (a) 3 months after the loan is made, and (b) the facility termination date of May 8, 2016. Outstanding loans bear a variable interest rate based on LIBOR.  The full $75.0 million has been drawn and was primarily used to repay outstanding amounts under our senior revolving credit facility. As of March 31, 2015, the loan had a balance of $75.0 million, which is due and payable on June 24, 2015.  We intend to renew the loan prior to its maturity date. Interest is charged on the outstanding loan at an annual rate of 1.5%.

On June 25, 2014, one of the Japanese investor funds that is consolidated by us as a VIE (see Note 3 to our unaudited consolidated financial statements) entered into a term loan agreement with a bank. Under the terms of the agreement, the Japanese investor fund entered into two loans; a five year, amortizing loan of $9.2 million at a fixed interest rate of 2.7%, and a five year, non-amortizing loan of $1.6 million at a variable interest rate based on LIBOR. The debt is secured by assets of the Japanese investor fund, and is subject to certain borrowing conditions set out in the loan agreement. As of March 31, 2015, the term loans held by the Japanese investor fund totaled $9.4 million and had an average interest rate of 2.6%.

As of March 31, 2015,  we had collateralized financing obligations totaling $128.1 million (see Note 3 to our unaudited consolidated financial statements).  The obligations had an average interest rate of 0.8% as of March 31, 2015 with maturity dates between June 2015 and June 2019.

As of March 31, 2015, we had capital lease obligations of $0.2 million. The underlying obligations are denominated in Euros at floating interest rates averaging 2.8% as of March 31, 2015, with maturity dates between June 2015 and March 2016.

Our term loans, senior secured notes, asset-backed notes, collateralized financing obligations, term loans held by VIEs and capital lease obligations are secured by specific pools of rental equipment and other assets owned by the Company, the underlying leases thereon and the Company’s interest in any money received under such contracts.

In addition to customary events of default, our revolving credit facilities and term loans contain restrictive covenants, including limitations on certain liens, indebtedness and investments.  In addition, all of our debt facilities contain various restrictive financial and other covenants.  The financial covenants in our debt facilities require us to maintain (1) a maximum consolidated funded debt to consolidated tangible net worth ratio of 3.75:1.00; and (2) a minimum fixed charge coverage ratio of 1.20:1.00. As of March 31, 2015, we were in compliance with all of our debt covenants.

Under certain conditions, as defined in our credit agreements with our banks and/or note holders, we are subject to certain cross default provisions that may result in an acceleration of principal repayment under these credit facilities if an uncured default condition were to exist. Our asset-backed notes are not subject to any such cross default provisions.

Cash Flow

The following table sets forth certain cash flow information for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014

Net income	$13,571	$14,231
Adjustments to income	20,633	11,394
Net cash provided by operating activities	34,204	25,625
Net cash used in investing activities	(69,309)	(58,797)
Net cash provided by financing activities	38,413	27,391
Effect on cash of foreign currency translation	(469)	95
Net increase (decrease) in cash	2,839	(5,686)
Cash at beginning of period	53,821	45,741
Cash at end of period	$56,660	$40,055

Operating Activities Cash Flows

Net cash provided by operating activities of $34.2 million for the three months ended March 31, 2015 increased $8.6 million from $25.6 million for the three months ended March 31, 2014. The increase was due to a $3.9 million increase in net income as adjusted for depreciation, amortization and other non-cash items, and a $4.7 million increase in our net working capital adjustments. Net working capital decreased by $2.2 million in the three months ended March 31, 2015, due to a $5.9 million decrease in accounts payable, accrued expenses and other liabilities, primarily caused by the timing of payments, and a $3.0 million decrease in amounts due to container investors, partially offset by a $6.2 million increase in accounts receivable, primarily caused by the timing of receipts, and a $0.5 million increase in unearned revenue. Net working capital decreased by $6.9 million in the three months ended March 31, 2014, due to a $3.5 million decrease in accounts payable, accrued expenses, due to container investors and unearned revenue, primarily caused by the timing of payments, and a $3.4 million decrease in accounts receivable, reflecting the increase in revenue during the period.

Investing Activities Cash Flows

Net cash used in investing activities increased $10.5 million to $69.3 million for the three months ended March 31, 2015, from $58.8 million for the three months ended March 31, 2014. The increase in cash usage was primarily attributable to a $15.1 million increase in the purchase of rental equipment, partially offset by an increase of $2.8 million in cash proceeds received from dispositions of used rental equipment and an increase of $1.8 million in receipt of principal payments from direct finance leases.

Financing Activities Cash Flows

Net cash provided by financing activities for the three months ended March 31, 2015 increased $11.0 million compared to the three months ended March 31, 2014 primarily as a result of higher net borrowings being required to finance the acquisition of rental equipment. During the three months ended March 31, 2015, our net cash inflow from borrowings was $34.6 million compared to $27.1 million for the three months ended March 31, 2014, reflecting the increase in investment in rental equipment during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments by due date as of March 31, 2015 (in thousands):

	Payments Due by Period
		Less than	1-2	2-3	3-4	4-5	More than
	Total	1 year	years	years	years	years	5 years
Total debt obligations:
Revolving credit facilities	$401,750	$-	$-	$-	$-	$401,750	$-
Short-term line of credit	75,000	75,000	-	-	-	-	-
Term loans	289,185	20,740	20,740	107,755	30,450	109,500	-
Senior secured notes	82,400	8,240	6,110	6,110	6,110	6,110	49,720
Asset-backed notes	312,875	40,000	40,000	40,000	40,000	40,000	112,875
Collateralized financing obligations	128,151	78,279	23,556	16,164	-	10,152	-
Term loans held by VIE	9,388	1,829	1,829	1,829	1,829	2,072	-
Capital lease obligations	239	239	-	-	-	-	-
Interest on debt and capital lease obligations (1)	123,141	29,289	26,041	22,159	19,037	15,681	10,934
Rental equipment payable	51,286	51,286	-	-	-	-	-
Rent, office facilities and equipment	3,315	1,350	1,139	712	91	23	-
Equipment purchase commitments	148,126	123,102	25,024	-	-	-	-
Total contractual obligations	$1,624,856	$429,354	$144,439	$194,729	$97,517	$585,288	$173,529

(1)

Our estimate of interest expense commitment includes $37.4 million relating to our revolving credit facilities, $0.3 million related to our line of credit, $17.2  million relating to our term loans, $21.7 million relating to our senior secured notes, $42.1 million relating to our asset back notes, $3.7 million relating to our collateralized financing obligations, $0.8 million related to our term loans held by VIEs, and less than $0.1 million relating to our capital lease obligations. The calculation of interest commitment related to our debt assumes the following weighted-average interest rates as of March 31, 2015:  revolving credit facilities, 1.9%; term loans, 1.9%; senior secured notes, 4.9%; asset-backed notes, 3.4%; collateralized financing obligations, 0.8%; term loans held by VIE, 2.6%; and capital lease obligations, 2.8%. These calculations assume that weighted-average interest rates will remain at the same level over the next five years. We expect that interest rates will vary over time based upon fluctuations in the underlying indexes upon which these rates are based.

See Note 6 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of the terms of our debt.

Off-Balance Sheet Arrangements

As of March 31, 2015, we had no material off-balance sheet arrangements or obligations other than noted below. An off-balance sheet arrangement includes any contractual obligation, agreement or transaction arrangement involving an unconsolidated entity under which we would have: (1) retained a contingent interest in transferred assets; (2) an obligation under derivative instruments classified as equity; (3) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing, hedging or research and development services with us; or (4) made guarantees.

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

Critical Accounting Policies and Estimates

There have been no changes to our accounting policies during the three months ended March 31, 2015.  See Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 27, 2015.

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

Foreign Exchange Rate Risk. Although we have significant foreign-based operations, the U.S. Dollar is our primary operating currency. Thus, most of our revenue and expenses are denominated in U.S. Dollars. We have equipment sales in British Pound Sterling, Euros and Japanese Yen and incur overhead costs in foreign currencies, primarily in British Pound Sterling and Euros. CAI Consent Sweden AB, one of our wholly-owned subsidiaries, has significant amounts of revenue as well as expenses denominated in Euros and Swedish Krone. During the three months ended March 31, 2015, the U.S. Dollar increased in value in relation to other major foreign currencies (such as the Euro and British Pound Sterling). The increase in the U.S. Dollar has decreased our revenues and expenses denominated in foreign currencies. The increase in the value of the U.S. Dollar relative to foreign currencies will also result in U.S. dollar denominated assets held at some of our foreign subsidiaries to increase in value relative to the foreign subsidiaries’ local currencies. For the three months ended March 31, 2015, we recognized a  gain on foreign exchange of less than $0.1  million. A 10% change in foreign exchange rates would not have a material impact on our business, financial position, results of operations or cash flows.

Interest Rate Risk. The nature of our business exposes us to market risk arising from changes in interest rates to which our variable-rate debt is linked. As of March 31, 2015, the principal amount of debt outstanding under the variable-rate arrangements of our revolving credit facilities was $401.8 million.  In addition, at March 31, 2015, we had balances on our variable-rate term loans of $289.2 million, a short-term line of credit of $75.0 million, term loans held by VIE of $9.4 million, and $0.2 million of variable rate capital lease obligations. The average interest rate on our variable rate debt was 1.9% as of March 31, 2015 based on LIBOR plus a margin based on certain conditions.

A 1.0% increase or decrease in underlying interest rates for these obligations will increase or decrease interest expense by approximately $7.8 million annually assuming debt remains constant at March 31, 2015 levels.

We do not currently participate in hedging, interest rate swaps or other transactions to manage the market risks described above.

ITEM 4.CONTROLS AND PROCEDURES

Management Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2015 our disclosure controls and procedures were effective with respect to controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and are accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act) that occurred during the quarter ended March 31, 2015, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

From time to time we may be a party to litigation matters or disputes arising in the ordinary course of business, including in connection with enforcing our rights under our leases. Currently, we are not a party to any legal proceedings which are material to our business, financial condition, results of operations or cash flows.

ITEM 1A.RISK FACTORS

Before making an investment decision, investors should carefully consider the risks described below and in the “Risk Factors” in Part 1: Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 27, 2015. These risks are not the only ones facing our company. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations. Any of these risks could adversely affect our business, cash flows, financial condition and results of operations. The trading price of our common stock could fluctuate due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form10-Q. Except as set forth below, there have been no material changes in our risk factors from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Per diem rates for our leased containers may continue to decrease, which would have a negative effect on our business and results of operations.

Per diem rates for our leased containers have declined over the past couple of years and may continue to decline in the future. Per diem rates for our leased containers depend on a large number of factors, including the following:

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

CAI International, Inc.
(Registrant)

May 6, 2015	/s/ VICTOR M. GARCIA
Victor M. Garcia
President and Chief Executive Officer
(Principal Executive Officer)

May 6, 2015	/s/ TIMOTHY B. PAGE
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

101

The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three months ended March 31, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and (v) Notes to Unaudited Consolidated Financial Statements.