Form 10-Q
period 2015-06-30
CAI International, Inc.
filed 2015-08-05
CIK 1388430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common	July 31, 2015
Common Stock, $.0001 par value per share	21,219,243 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

 CAI INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

(UNAUDITED)

	June 30,	December 31,
	2015	2014
Assets
Current assets
Cash	$20,271	$27,810
Cash held by variable interest entities	40,859	26,011
Accounts receivable (owned fleet), net of allowance for doubtful accounts
of $896 and $680 at June 30, 2015 and December 31, 2014, respectively	48,172	49,524
Accounts receivable (managed fleet)	7,348	8,498
Current portion of direct finance leases	20,288	18,150
Prepaid expenses	17,404	14,806
Total current assets	154,342	144,799
Restricted cash	7,723	8,232
Rental equipment, net of accumulated depreciation of $311,726 and
$274,333 at June 30, 2015 and December 31, 2014, respectively	1,721,187	1,564,777
Net investment in direct finance leases	82,288	76,814
Furniture, fixtures and equipment, net of accumulated depreciation of
$2,232 and $2,019 at June 30, 2015 and December 31, 2014, respectively	780	945
Intangible assets, net of accumulated amortization of $4,807 and $4,817
at June 30, 2015 and December 31, 2014, respectively	137	273
Total assets (1)	$1,966,457	$1,795,840

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$6,722	$8,414
Accrued expenses and other current liabilities	8,116	9,029
Due to container investors	8,791	12,984
Unearned revenue	10,352	7,172
Current portion of debt	231,181	203,199
Current portion of capital lease obligations	92	1,015
Rental equipment payable	17,999	7,381
Total current liabilities	283,253	249,194
Debt	1,165,324	1,058,754
Deferred income tax liability	43,848	43,419
Capital lease obligations	-	1,568
Total liabilities (2)	1,492,425	1,352,935

Stockholders' equity
Common stock: par value $.0001 per share; authorized 84,000,000 shares; issued and outstanding
21,201,743 and 20,788,277 shares at June 30, 2015 and December 31, 2014, respectively	2	2
Additional paid-in capital	161,481	154,894
Accumulated other comprehensive loss	(7,638)	(5,677)
Retained earnings	319,328	292,897
Total CAI stockholders' equity	473,173	442,116
Non-controlling interest	859	789
Total stockholders' equity	474,032	442,905
Total liabilities and stockholders' equity	$1,966,457	$1,795,840

(1)

Total assets at June 30, 2015 and December 31, 2014 include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash, $40,859  and $26,011; Net investment in direct finance leases,  $323 and $156; and Rental equipment, net of accumulated depreciation, $98,081 and  $102,100, respectively.

(2)

Total liabilities at June 30, 2015 and December 31, 2014 include the following VIE liabilities for which the VIE creditors do not have recourse to CAI International, Inc.: Current portion of debt, $80,201 and none;  Debt, $64,029 and $132,419, respectively.

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue
Rental revenue	$56,734	$51,493	$111,617	$102,177
Management fee revenue	287	1,595	1,544	3,120
Finance lease income	2,345	2,224	4,697	4,279
Total revenue	59,366	55,312	117,858	109,576

Operating expenses
Depreciation of rental equipment	22,029	19,056	43,252	37,719
Amortization of intangible assets	45	99	129	198
Loss (gain) on sale of used rental equipment	192	(1,534)	(165)	(3,324)
Storage, handling and other expenses	6,994	6,797	13,759	12,790
Marketing, general and administrative expenses	6,972	6,397	14,099	13,103
Loss on foreign exchange	100	153	59	317
Total operating expenses	36,332	30,968	71,133	60,803

Operating income	23,034	24,344	46,725	48,773

Interest expense	9,048	8,883	17,829	17,678
Interest income	(1)	(1)	(4)	(5)
Net interest expense	9,047	8,882	17,825	17,673

Net income before income taxes and non-controlling interest	13,987	15,462	28,900	31,100
Income tax expense	1,057	1,968	2,399	3,375

Net income	12,930	13,494	26,501	27,725
Net income attributable to non-controlling interest	(41)	(48)	(70)	(8)
Net income attributable to CAI common stockholders	$12,889	$13,446	$26,431	$27,717

Net income per share attributable to CAI common stockholders
Basic	$0.61	$0.61	$1.26	$1.26
Diluted	$0.60	$0.60	$1.24	$1.23

Weighted average shares outstanding
Basic	21,095	21,910	21,000	22,061
Diluted	21,398	22,355	21,346	22,506

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$12,930	$13,494	$26,501	$27,725
Other comprehensive income, net of tax:
Foreign currency translation adjustments	458	(76)	(1,961)	(11)
Comprehensive income	13,388	13,418	24,540	27,714
Comprehensive income attributable to non-controlling interest	(41)	(48)	(70)	(8)
Comprehensive income attributable to CAI common stockholders	$13,347	$13,370	$24,470	$27,706

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income	$26,501	$27,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	43,466	37,973
Amortization of debt issuance costs	1,338	1,375
Amortization of intangible assets	129	198
Stock-based compensation expense	969	842
Unrealized loss on foreign exchange	170	122
Gain on sale of used rental equipment	(165)	(3,324)
Deferred income taxes	429	630
Bad debt expense (recovery)	193	(19)
Changes in other operating assets and liabilities:
Accounts receivable	2,096	(4,688)
Prepaid expenses and other assets	(2,273)	(291)
Accounts payable, accrued expenses and other current liabilities	(2,675)	1,776
Due to container investors	(4,193)	(1,789)
Unearned revenue	3,216	1,920
Net cash provided by operating activities	69,201	62,450
Cash flows from investing activities
Purchase of rental equipment	(236,878)	(157,767)
Net proceeds from disposition of used rental equipment	28,133	26,496
Purchase of furniture, fixtures and equipment	(49)	(19)
Receipt of principal payments from direct financing leases	10,504	7,297
Net cash used in investing activities	(198,290)	(123,993)
Cash flows from financing activities
Proceeds from debt	236,831	240,560
Principal payments on debt	(104,714)	(159,282)
Debt issuance costs	(1,662)	-
Decrease in restricted cash	509	510
Repurchase of stock	-	(19,387)
Exercise of stock options	4,645	28
Excess tax benefit from share-based compensation awards	1,006	-
Net cash provided by financing activities	136,615	62,429
Effect on cash of foreign currency translation	(217)	358
Net increase in cash	7,309	1,244
Cash at beginning of the period	53,821	45,741
Cash at end of the period	$61,130	$46,985

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$1,887	$678
Interest	16,296	16,422
Supplemental disclosure of non-cash investing and financing activity
Transfer of rental equipment to direct finance lease	$18,191	$21,206

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

The Company’s common stock is traded on the New York Stock Exchange under the symbol “CAP.”  Effective August 14, 2015, the ticker symbol of the Company’s common stock will be changed to “CAI.” The Company’s corporate headquarters are located in San Francisco, California.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position as of June 30, 2015 and December 31, 2014, the Company’s results of operations for the three and six months ended June 30,  2015 and 2014, and the Company’s cash flows for the six months ended June 30, 2015 and 2014.  The results of operations and cash flows for the periods presented are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2015 or in any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted.  The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 27, 2015.

(2)Accounting Policies and Recent Accounting Pronouncements

(a)Accounting Policies

There were no changes to the Company’s accounting policies during the six months ended June 30, 2015. See Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015, for a description of the Company’s significant accounting policies.

(b)Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU No. 2014-09). This new standard will replace all current U.S. GAAP guidance on this topic and eliminates industry-specific guidance. Leasing revenue recognition is specifically excluded from this ASU, and therefore, the new standard will only apply to management fee revenue, sales of equipment portfolios and dispositions of used equipment. The guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. Adoption of the guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

(3)Consolidation of Variable Interest Entities as a Non-Controlling Interest

The Company regularly performs a review of its container fund arrangements with investors to determine whether a fund is a VIE and whether the Company (a) has a variable interest that provides it with a controlling financial interest and (b) is the primary beneficiary of the VIE in accordance with FASB Accounting Standard Codification (ASC) Topic 810, Consolidation. If the fund is determined to be a VIE, further analysis is performed to determine if the Company is a primary beneficiary of the VIE and meets both of the following criteria under Paragraph 14A of ASC Topic 810:

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

Managed Container Funds

All container funds under management by the Company are considered VIEs because, as manager of the funds, the Company has the power to direct the activities that most significantly impact the entity’s economic performance including the leasing and managing of containers owned by the funds. The fees earned for arranging, managing and establishing the funds are not significant to the expected returns of the funds, so the Company does not have a variable interest in the funds. The rights to receive benefits and obligations to absorb losses that could potentially be significant to the funds belong to the third party investors, so the Company concluded that it is not the primary beneficiary of the funds. Consequently the Company has not consolidated the managed container funds. The Company recognizes gain on sale of containers to the unconsolidated VIEs as sales in the ordinary course of business. For the three and six months ended June 30, 2015 and 2014, the Company sold no container portfolios to the VIEs.

Collateralized Financing Obligations

As of June 30, 2015, the Company has transferred containers with a total net book value of $150.1 million at the time of transfer to Japanese investor funds while concurrently entering into lease agreements for the same containers, under which the Company leases the containers back from the Japanese investors. In accordance with ASC Topic 840, Sale-Leaseback Transactions, the Company concluded these were financing transactions under which sale-leaseback accounting was not applicable.

The container funds under financing arrangements are considered VIEs under ASC Topic 810,  Consolidation because, as lessee of the funds, the Company has the power to direct the activities that most significantly impact each entity’s economic performance including the leasing and managing of containers owned by the funds. The terms of the transactions include options for the Company to purchase the containers from the funds at a fixed price. As a result of the residual interest resulting from the fixed price call option, the Company concluded that it may absorb a significant amount of the variability associated with the funds’ anticipated economic performance and, as a result, the Company has a variable interest in the funds. As the Company has the power to direct the activities that most significantly impact the economic performance of the VIEs and the variable interest provides the Company with the right to receive benefits from the entity that could potentially be significant to the funds, the Company determined that it is the primary beneficiary of these VIEs and included the VIEs’ assets and liabilities as of June 30, 2015 and December 31, 2014,  and the results of the VIEs’ operations and cash flows for the three and six months ended June 30, 2015 and 2014 in the Company’s consolidated financial statements.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The containers that were transferred to the Japanese investor funds had a net book value of  $98.4 million as of June 30, 2015.  The container equipment, together with $40.9 million of cash held by the investor funds, has been included on the Company’s consolidated balance sheets with the offsetting liability related to the funds presented in the debt section of the Company’s consolidated balance sheets as collateralized financing obligations of  $135.3 million and term loans held by VIE of $8.9 million.  See Note 6(e) and 6(f) for additional information.  No gain or loss was recognized by the Company on the initial consolidation of the VIEs.

(4)Net Investment in Direct Finance Leases

The following table represents the components of the Company’s net investment in direct finance leases (in thousands):

	June 30,	December 31,
	2015	2014
Gross finance lease receivables (1)	$125,315	$116,992
Unearned income (2)	(22,739)	(22,028)
Net investment in direct finance leases	$102,576	$94,964

(1)

At the inception of the lease, the Company records the total minimum lease payments, executory costs, if any, and unguaranteed residual value as gross finance lease receivables. The gross finance lease receivables are reduced as customer payments are received.  There was no unguaranteed residual value at June 30, 2015 and December 31, 2014 included in gross finance lease receivables. There were no executory costs included in gross finance lease receivables as of June 30, 2015 and December 31, 2014.

(2)

The difference between the gross finance lease receivables and the cost of the equipment or carrying amount at lease inception is recorded as unearned income. Unearned income, together with initial direct costs, are amortized to income over the lease term so as to produce a constant periodic rate of return. There were no unamortized initial direct costs as of June 30, 2015 and December 31, 2014.

In order to estimate the allowance for losses contained in gross finance lease receivables, the Company reviews the credit worthiness of its customers on an ongoing basis. The review includes monitoring credit quality indicators, the aging of customer receivables and general economic conditions.

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

Tier 3— Customers in this category exhibit volatility in payments on a regular basis.

Based on the above categories, the Company's gross finance lease receivables were as follows (in thousands):

	June 30,	December 31,
	2015	2014
Tier 1	$89,868	$89,960
Tier 2	35,447	27,032
Tier 3	-	-
	$125,315	$116,992

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Contractual maturities of the Company's gross finance lease receivables subsequent to and as of June 30, 2015 for the years ending June 30 were as follows (in thousands):

2016	$28,808
2017	28,425
2018	34,978
2019	15,996
2020	8,312
2021 and thereafter	8,796
$125,315

(5)Intangible Assets

The Company amortizes intangible assets on a straight line basis over their estimated useful lives as follows:

Trademarks	1-10 years
Contracts – owned equipment	5-7 years

Total amortization expense was less than $0.1 million and  $0.1  million for the three months ended June 30, 2015 and 2014, respectively, and $0.1 million and $0.2 million for the six months ended June 30, 2015 and 2014, respectively.

Intangible assets as of June 30, 2015 and December 31, 2014 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2015
Trademarks	$1,272	$(1,135)	$137
Contracts- owned equipment	3,672	(3,672)	-
	$4,944	$(4,807)	$137
December 31, 2014
Trademarks	$1,278	$(1,084)	$194
Contracts- owned equipment	3,812	(3,733)	79
	$5,090	$(4,817)	$273

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)  Debt and Capital Lease Obligations

Debt

Details of the Company’s debt as of June 30, 2015 and December 31, 2014 were as follows (dollars in thousands):

		June 30, 2015			December 31, 2014
		Outstanding		Average	Outstanding		Average	Agreement
Reference		Current	Long-term	Interest	Current	Long-term	Interest	Terminates

(a)(i)	Revolving credit facility	$7,000	$383,000	1.7%	$-	$289,000	1.9%	March 2020
(a)(ii)	Revolving credit facility - Rail	-	118,000	1.9%	-	61,769	1.9%	July 2019
(b)(i)	Term loan	1,800	24,600	2.3%	1,800	25,500	2.2%	April 2018
(b)(ii)	Term loan	9,000	134,250	1.9%	9,000	138,750	1.8%	October 2019
(b)(iii)	Term loan	9,940	104,410	1.9%	9,940	109,380	1.9%	April 2017
(c)	Senior secured notes	8,240	74,160	4.9%	8,240	78,280	4.9%	September 2022
(d)	Asset backed notes	40,000	262,875	3.4%	40,000	282,875	3.4%	March 2028
(e)	Collateralized financing obligations	78,372	56,927	0.8%	57,390	65,184	0.8%	June 2019
(f)	Term loans held by VIE	1,829	7,102	2.5%	1,829	8,016	2.6%	June 2019
(g)	Short term line of credit	75,000	-	1.5%	75,000	-	1.5%	May 2016

	Total Debt	$231,181	$1,165,324		$203,199	$1,058,754

(a)Revolving Credit Facilities

Revolving credit facilities consist of the following:

(i) On March 15, 2013, the Company entered into the Third Amended and Restated Revolving Credit Agreement, as amended, with a consortium of banks to finance the acquisition of container rental equipment and for general working capital purposes. On January 30, 2015, the Company entered into an amendment to the Third Amended and Restated Revolving Credit Agreement, pursuant to which the revolving credit facility was amended to extend the maturity date to March 15, 2020, reduce the interest rate, increase the commitment level from $760.0 million to $775.0 million, and revise certain of the covenants and restrictions to provide the Company with additional flexibility.

As of June 30, 2015, the maximum commitment under the revolving credit facility was $775.0 million.  The revolving credit facility may be increased up to a maximum of $960.0 million, in accordance with the terms of the agreement, so long as no default or event of default exists either before or immediately after giving effect to the increase. There is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The revolving credit facility provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to the Company. These credit commitments are part of, and not in addition to, the total commitment provided under the revolving credit facility. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the revolving credit agreement.  Interest rates are based on LIBOR for Eurodollar loans and Base Rate for Base Rate loans. In addition to various financial and other covenants, the Company’s revolving credit facility also includes certain restrictions on the Company’s ability to incur other indebtedness or pay dividends to stockholders.  As of June 30, 2015, the Company was in compliance with the terms of the revolving credit facility.

As of June 30, 2015, the Company had  $384.9 million in availability under the revolving credit facility (net of $0.1 million in letters of credit) subject to its ability to meet the collateral requirements under the agreement governing the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

The Company’s revolving credit facility, including any amounts drawn on the facility, is secured by substantially all of the assets of the Company (not otherwise used as security for its other credit facilities) including equipment owned by the Company, which had a net book value of $719.9 million as of June 30, 2015, the underlying leases and the Company’s interest in any money received under such contracts.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(ii) On July 25, 2014, the Company and CAI Rail Inc. (CAI Rail), a wholly-owned subsidiary of the Company, entered into an Amended and Restated Revolving Credit Agreement, as amended, with a consortium of banks to finance the acquisition of railcars.  As of June 30, 2015, the maximum credit commitment under the revolving credit facility was $250.0 million. CAI Rail’s revolving credit facility may be increased up to a maximum of $325.0 million, in accordance with the terms of the agreement, subject to certain conditions.

Borrowings under this revolving credit facility bear interest at a variable rate. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the revolving credit agreement.  Interest rates are based on LIBOR for Eurodollar loans and Base Rate for Base Rate loans.

As of June 30, 2015, CAI Rail had  $132.0  million in availability under the revolving credit facility, subject to its ability to meet the collateral requirements under the agreement governing the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

The agreement governing CAI Rail’s revolving credit facility contains various financial and other covenants.  As of June 30, 2015, CAI Rail was in compliance with the terms of the revolving credit facility.  CAI Rail’s revolving credit facility, including any amounts drawn on the facility, is secured by all of the assets of CAI Rail, which had a net book value of $163.3 million as of June 30, 2015, and is guaranteed by the Company.

(b)Term Loans

Term loans consist of the following:

(i)  On March 22, 2013, the Company entered into a $30.0 million five-year term loan agreement with Development Bank of Japan (DBJ). The loan is payable in 19 quarterly installments of $0.5 million starting July 31, 2013 and a final payment of $21.5 million on April 30, 2018. The loan bears interest at a variable rate based on LIBOR. As of June 30, 2015, the loan had a balance of  $26.4 million.

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

On October 1, 2014, the Company entered into an amended and restated term loan agreement with a consortium of banks, pursuant to which the prior loan agreement was refinanced. The amended and restated term loan agreement, which contains similar terms to the prior loan agreement, was amended to, among other things: (a) reduce borrowing rates from LIBOR plus 2.25% to LIBOR plus 1.6% (per annum) for Eurodollar loans, (b) increase the loan commitment from $115.0 million to $150.0 million, (c) extend the maturity date to October 1, 2019, and (d) revise certain of the covenants and restrictions under the prior loan agreement to provide the Company with additional flexibility. As of June 30, 2015, the term loan had a balance of $143.3 million.

(iii) On April 11, 2012, the Company entered into a term loan agreement with a consortium of banks. The agreement, as amended, provides for a five-year term loan of up to $142.0 million, subject to certain borrowing conditions, which amount is secured by certain assets of the Company. The commitment under the loan may be increased to a maximum of $200.0 million under certain conditions described in the agreement. The term loan’s outstanding principal bears interest based on LIBOR and is amortized quarterly, with quarterly payments equal to 1.75% multiplied by the outstanding principal amount at such time. The facility contains various financial and other covenants. The full $142.0 million has been drawn and was primarily used to repay outstanding amounts under the Company’s senior revolving credit facility. All unpaid amounts then outstanding are due and payable on April 11, 2017.  As of June 30, 2015, the loan had a balance of $114.4 million.

The Company’s term loans are secured by rental equipment owned by the Company, which had a net book value of $344.8 million as of June 30, 2015.

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

The Notes bear interest at 4.9% per annum, due and payable semiannually on March 13 and September 13 of each year, commencing on March 13, 2013.  In addition, CAL is required to make certain principal payments on March 13 and September 13 of each year, commencing on March 13, 2013.  Any unpaid principal and interest is due and payable on September 13, 2022. The Note Purchase Agreement provides that CAL may prepay at any time all or any part of the Notes in an amount not less than 10% of the aggregate principal amount of the Notes then outstanding. As of June 30, 2015, the Notes had a balance of $82.4  million.

The Notes are secured by certain rental equipment owned by the Company, which had a net book value of $105.4  million as of June 30, 2015.

(d)Asset-Backed Notes

On October 18, 2012, CAL Funding II Limited (CAL II), a wholly-owned indirect subsidiary of CAI, issued $171.0 million of 3.47% fixed rate asset-backed notes (Series 2012-1 Asset-Backed Notes).  Principal and interest on the Series 2012-1 Asset-Backed Notes is payable monthly commencing on November 26, 2012, and the Series 2012-1 Asset-Backed Notes mature in October 2027.  The proceeds from the Series 2012-1 Asset-Backed Notes were used to repay part of the Company’s borrowings under its senior revolving credit facility. As of June 30, 2015, the Series 2012-1 Asset-Backed Notes had a balance of  $125.4 million.

On March 28, 2013, CAL II issued $229.0 million of 3.35% fixed rate asset-backed notes (Series 2013-1 Asset-Backed Notes). Principal and interest on the Series 2013-1 Asset-Backed Notes is payable monthly commencing on April 25, 2013, and the Series 2013-1 Asset-Backed Notes mature in March 2028. The proceeds from the Series 2013-1 Asset-Backed Notes were used partly to reduce the balance of the Company’s term loan as described in Note 6 (b)(ii) above, and to partially pay down the Company’s senior revolving credit facility. The Series 2013-1 Asset-Backed Notes had a balance of $177.5 million as of June 30, 2015.

The Company’s asset-backed notes are secured by certain rental equipment owned by the Company, which had a net book value of $371.6 million as of June 30, 2015.

The agreements under each of the asset-backed notes described above require the Company to maintain a restricted cash account to cover payment of the obligations. As of June 30, 2015, the restricted cash account had a balance of $7.7 million.

(e)Collateralized Financing Obligations

As of June 30, 2015, the Company had collateralized financing obligations of $135.3  million (see Note 3). The obligations had an average interest rate of 0.8%  as of June 30, 2015 with maturity dates between  September 2015 and June 2019. The debt is secured by a pool of containers covered under the financing arrangements.

(f)Term Loans Held by VIE

On June 25, 2014, one of the Japanese investor funds that is consolidated by the Company as a VIE (see Note 3) entered into a term loan agreement with a bank. Under the terms of the agreement, the Japanese investor fund entered into two loans; a five-year, amortizing loan of $9.2 million at a fixed interest rate of 2.7%, and a five-year, non-amortizing loan of $1.6 million at a variable interest rate based on LIBOR. The debt is secured by assets of the Japanese investor fund, and is subject to certain borrowing conditions set out in the loan agreement. As of June 30, 2015, the term loans held by the Japanese investor fund totaled $8.9 million and had an average interest rate of 2.5%.

The Company’s term loans held by VIE are secured by rental equipment owned by the Company, which had a net book value of $18.5 million as of June 30, 2015.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(g)Short Term Line of Credit

On May 8, 2014, CAL entered into a short term uncommitted line of credit agreement. Under this credit agreement, CAL is eligible to borrow up to $75.0 million, subject to certain borrowing conditions. Loans made under the line of credit are repayable on the earlier of (a) 3 months after the loan is made, and (b) the facility termination date of May 8, 2016. Outstanding loans bear a variable interest rate based on LIBOR. The full $75.0 million has been drawn and was primarily used to repay outstanding amounts under the Company’s senior revolving credit facility. As of June 30, 2015, the loan had a balance of $75.0 million, which is due and payable on September 24, 2015. The Company intends to renew the loan prior to the maturity date. Interest is charged on the outstanding loan at an annual rate of 1.5%.

The agreements relating to all of the Company’s debt contain various financial and other covenants. As of June 30, 2015, the Company was in compliance with all of its debt covenants.

Capital Lease Obligations

As of June 30, 2015, the Company had capital lease obligations of $0.1 million. The underlying obligations are denominated in Euros at floating interest rates averaging 2.8% as of June 30, 2015 with maturity dates between September 2015 and March 2016. The loans are secured by certain containers owned by the Company, which had a net book value of less than $0.1  million as of June 30, 2015.

(7)Stock–Based Compensation Plan

Stock Options

The Company grants stock options to certain employees and independent directors pursuant to its 2007 Equity Incentive Plan (Plan), as amended, which was originally adopted on April 23, 2007. Under the Plan, a maximum of 1,921,980 share awards may be granted.

Stock options granted to employees have a vesting period of four years from grant date, with 25% vesting after one year, and 1/48th vesting each month thereafter until fully vested. Stock options granted to independent directors vest in one year. All of the stock options have a contractual term of ten years.

The following table summarizes the Company’s stock option activities for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015		2014
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Options outstanding at January 1	1,420,749	$15.67	1,263,485	$14.84
Options granted - employees	127,000	$21.89	120,000	$22.09
Options granted - directors	50,000	$21.89	50,000	$22.09
Options forfeited - employees	-	$-	(5,417)	$22.55
Options exercised - employees	(396,994)	$11.70	(1,583)	$17.77

Options outstanding at June 30	1,200,755	$17.90	1,426,485	$15.67
Options exercisable	885,855	$16.45	1,134,635	$13.97
Weighted average remaining term	5.3 years		5.0 years

The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2015 and 2014 was $4.7 million and less than $0.1 million, respectively. The aggregate intrinsic value of all options outstanding as of June 30, 2015 was $5.0 million based on the closing price of the Company’s common stock of $20.59 per share on June 30, 2015, the last trading day of the quarter.

The Company recorded stock-based compensation expense of $0.4 million for both the three months ended June 30, 2015 and 2014, and $0.8 million for both the six months ended June 30, 2015 and 2014.  As of June 30, 2015, the remaining unamortized stock-based compensation cost relating to stock options granted to the Company’s employees and independent directors was approximately $3.1 million which is to be recognized over the remaining weighted average vesting period of approximately 2.8 years.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair value of the stock options granted to the Company’s employees and independent directors was estimated using the Black-Scholes-Merton pricing model using the following weighted average assumptions:

	Six Months Ended June 30,
	2015	2014
Stock price	$21.89	$22.09
Exercise price	$21.89	$22.09
Expected term:
Employees	6.25 years	6.25 years
Directors	5.5 years	5.5 years
Expected volatility:
Employees	41.80%	53.50%
Directors	39.50%	44.80%
Dividend yield	-%	-%
Risk free rate:
Employees	2.01%	1.98%
Directors	1.85%	1.79%

The expected option term is calculated using the simplified method in accordance with SEC guidance. The expected volatility was derived from the average volatility of the Company’s stock over a period approximating the expected term of the options. The risk-free rate is based on the daily U.S. Treasury yield curve with a term approximating the expected term of the options. No forfeiture rate was estimated on all options granted during the six months ended June 30, 2015 and 2014 as management believes that none of the grantees will leave the Company within the option vesting period.

Restricted Stock

The Company grants restricted stock to certain employees pursuant to the Plan. The restricted stock is valued based on the closing price of the Company’s stock on the date of grant and has a vesting period of four years. The following table summarizes the activity of restricted stock under the Company’s Plan:

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Restricted stock outstanding, December 31, 2014	42,502	$23.87
Restricted stock granted	18,000	$21.89
Restricted stock vested	(11,693)	$24.06
Restricted stock forfeited	-	$-
Restricted stock outstanding, June 30, 2015	48,809	$23.10

The Company recognized  $0.1 million and less than $0.1 million of stock compensation expense relating to restricted stock for the three months ended June 30, 2015 and 2014, respectively, and $0.2 million and $0.1 million for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, unamortized stock compensation expense relating to restricted stock was $1.1 million, which will be recognized over the remaining average vesting period of 2.9 years.

Stock-based compensation expense is recorded as a component of marketing, general and administrative expense in the Company’s consolidated statements of income with a corresponding credit to additional paid-in capital in the Company’s consolidated balance sheets.

(8)Income Taxes

The consolidated income tax expense for the three and six months ended June 30, 2015 and 2014 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2015 and 2014, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to foreign income taxes, state income taxes and the effect of certain permanent differences.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company’s estimated full year effective tax rate, before certain non-recurring discrete items, was 8.0% at  June 30, 2015, compared to 9.0% at June 30, 2014. The lower estimated full year effective tax rate at June 30, 2015 was due primarily to higher pretax income from foreign operations where statutory rates are lower than the U.S. income tax rates.

The Company recognizes in the financial statements a liability for tax uncertainty if it is more likely than not that the position will be sustained on audit, based on the technical merits of the position. As of June 30, 2015, the Company had unrecognized tax benefits of $0.1 million, which if recognized, would reduce the Company’s effective tax rate. Total accrued interest relating to unrecognized tax benefits was less than $0.1 million as of June 30, 2015. The Company does not believe the total amount of unrecognized tax benefits as of June 30, 2015 will change for the remainder of 2015.

(9)Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, accounts payable and short term line of credit approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s collateralized financing obligations of $135.3 million as of June 30, 2015 were estimated to have a fair value of approximately $134.6 million based on the fair value of estimated future payments calculated using prevailing interest rates. The fair value of these financial instruments would be categorized as Level 3 in the fair value hierarchy.  Management believes that the balances of the Company’s revolving credit facilities of $508.0 million, term loans totaling $284.0 million, senior secured notes of $82.4 million, asset-backed notes of $302.9 million, term loans held by VIE of $8.9 million, net investment in direct finance leases of $102.6 million and capital lease obligations of $0.1 million approximate their fair values as of June 30, 2015. The fair value of these financial instruments would be categorized as Level 3 in the fair value hierarchy.

(10)Commitments and Contingencies

In addition to its debt obligations described in Note 6 above, the Company had commitments to purchase approximately $302.8 million of rental equipment as of June 30, 2015; $92.3 million in the twelve months ending June 30, 2016, $118.8 million in the twelve months ending June 30, 2017, $67.7 million in the twelve months ending June30, 2018, and $24.0 million in the twelve months ending June 30, 2019. The Company also utilizes certain office facilities and equipment under long-term non-cancellable operating lease agreements with total future minimum lease payments of approximately $3.1 million as of June 30, 2015.

(11)Related Party Transactions

The Company has transferred legal ownership of certain containers to Japanese container funds that were established by Japan Investment Adviser Co., Ltd. (JIA) and CAIJ. CAIJ is an 80%-owned subsidiary of CAI with the remaining 20% owned by JIA. Prior to September 30, 2013, JIA was owned and controlled by the Managing Director of CAIJ.  Prior to the transfer of containers from the Company, the container funds received contributions from unrelated Japanese investors, under separate Japanese investment agreements allowed under Japanese commercial laws. The contributions were used to purchase container equipment from the Company. Under the terms of the agreements, the CAI-related Japanese entities manage the activities of certain Japanese entities but may outsource the whole or part of each operation to a third party. Pursuant to its services agreements with investors, the Japanese container funds have outsourced the general management of their operations to CAIJ. The Japanese container funds have also entered into equipment management service agreements and financing arrangements whereby the Company manages the leasing activity of containers owned by the Japanese container funds.

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

During the six months ended June 30, 2014, the Company purchased, and subsequently cancelled, 400,000 shares of the Company’s common stock from Mr. Hiromitsu Ogawa, the Chairman of the Board of Directors, pursuant to the Company’s share repurchase plan authorized by the Board of Directors on February 27, 2014. The shares were purchased for proceeds totaling $8.8 million, at an average price of $21.92, which represented a modest discount to the closing share price on the dates of purchase.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(12)Segment and Geographic Information

The Company operates in one industry segment, equipment leasing. Prior to the year ended December 31, 2014, the Company had two reportable business segments, equipment leasing and equipment management. The Company has determined that equipment management no longer meets the requirements of a reportable segment and, as such, the Company no longer discloses two reportable segments.

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

The Company’s railcars, with a net book value of $164.3 million as of June 30, 2015, are used primarily to transport cargo within North America.

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

The following table sets forth the reconciliation of basic and diluted net income per share for the three and six months ended June 30, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator
Net income attributable to CAI common stockholders used
in the calculation of basic and diluted earnings per share	$12,889	$13,446	$26,431	$27,717
Denominator
Weighted-average shares used in the calculation of basic earnings per share	21,095	21,910	21,000	22,061
Effect of dilutive securities:
Stock options and restricted stock	303	445	346	445
Weighted-average shares used in the calculation of diluted earnings per share	21,398	22,355	21,346	22,506

Net income per share attributable to CAI common stockholders:
Basic	$0.61	$0.61	$1.26	$1.26
Diluted	$0.60	$0.60	$1.24	$1.23

 The calculation of diluted earnings per share for the three months ended June 30, 2015 and 2014 excluded from the denominator 572,050 and 438,300 shares, respectively, of common stock options because their effect would have been anti-dilutive.  The calculation of diluted earnings per share for the six months ended June 30, 2015 and 2014 excluded from the denominator  572,050  and 441,300 shares, respectively, of common stock options because their effect would have been anti-dilutive.

(14)Subsequent Events

On July 27, 2015, the Company purchased ClearPointt Logistics LLC, a U.S.-based intermodal logistics company focused on the domestic intermodal market, for approximately $4.1 million.

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

 The following table shows the composition of our fleet as of June 30, 2015 and 2014 and our average utilization for the three and six months ended June 30, 2015 and 2014:

	As of June 30,
	2015	2014

Owned container fleet in TEUs	966,459	907,210
Managed container fleet in TEUs	222,140	266,860
Total container fleet in TEUs	1,188,599	1,174,070

Owned container fleet in CEUs	1,008,050	949,711
Managed container fleet in CEUs	200,925	245,460
Total container fleet in CEUs	1,208,975	1,195,171

Owned railcar fleet in units	3,671	1,973

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Average container fleet utilization in TEUs	92.6%	90.2%	92.7%	90.2%
Average container fleet utilization in CEUs	93.3%	91.2%	93.4%	91.2%
Average railcar fleet utilization	95.2%	95.0%	94.4%	96.7%

The intermodal marine container industry-standard measurement unit is the 20-foot equivalent unit, or TEU, which compares the size of a container to a standard 20-foot container. For example, a 20-foot container is equivalent to one TEU and a 40-foot container is equivalent to two TEUs. Containers can also be measured in cost equivalent units (CEUs), whereby the cost of each type of container is expressed as a ratio relative to the cost of a standard 20-foot dry van container. For example, the CEU ratio for a standard 40-foot dry van container is 1.6 and a 40-foot high cube container is 1.7. Utilization of containers is computed by dividing the average total units on lease during the period, in CEUs or TEUs, by the total CEUs or TEUs in our container fleet. Utilization of railcars is computed by dividing the average number of railcars on lease during the period by the total number of railcars in our fleet. In both cases, the total fleet excludes new units not yet leased and off-hire units designated for sale.

During the six months ended June 30, 2015, we paid $236.3 million to purchase rental equipment, and we plan to invest in additional containers and railcars in the future. Our investment in containers this period included the purchase of container portfolios from our managed fleet. We believe investments in equipment and management of equipment for equipment investors are beneficial to our company, and we will continue to pursue both opportunities.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

The following table summarizes our operating results for the three months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended
	June 30,		Increase
	2015	2014	Amount	Percent

Total revenue	$59,366	$55,312	$4,054	7%
Operating expenses	36,332	30,968	5,364	17
Net interest expense	9,047	8,882	165	2
Net income attributable to CAI common stockholders	12,889	13,446	(557)	(4)

Total revenue for the three months ended June 30, 2015 increased $4.1 million, or 7%, compared to the three months ended June 30, 2014, primarily due to a $5.2 million, or 10%, increase in rental revenue and a $0.1 million, or 5%, increase in finance lease income, partially offset by a $1.3 million, or 82%, decrease in management fee revenue. Operating expenses for the three months ended June 30, 2015 increased $5.4 million, or 17%, compared to the three months ended June 30, 2014, mainly as a result of a $3.0 million, or 16%, increase in depreciation expense, a $1.7 million, or 113% decrease in gain on sale of used rental equipment, a $0.2 million, or 3%, increase in storage, handling and other expenses, and a $0.6 million, or 9%, increase in marketing, general and administrative expenses. Net interest expense for the three months ended June 30, 2015 increased $0.2 million, or 2%, compared with the same three-month period in 2014. The increase in revenue was offset by the increase in operating expenses, and resulted in a $0.6 million, or 4%, decrease in net income attributable to CAI common stockholders for the three months ended June 30, 2015 compared to the same three-month period in 2014.

Revenue. The following discussion explains the significant changes in the composition of our total revenue for the three months ended June 30, 2015 compared to the three months ended June 30, 2014:

Rental Revenue. Rental revenue increased $5.2 million, or 10%, to $56.7 million for the three months ended June 30, 2015, from $51.5 million for the three months ended June 30, 2014. The increase was primarily due to a $3.8 million increase in rental revenue attributable to an 8% increase in the average number of CEUs of owned containers on lease and a $1.3 million increase in CAI Rail revenue as a result of the addition of rail cars to our fleet during the last twelve months, partially offset by a $1.5 million decrease in rental revenue attributable to a 3% decrease in average owned container per diem rental rates. We made investments in containers during the last twelve months which increased the average size of the owned fleet by 7%, and saw an increase in the average utilization of our owned fleet, on a CEU basis, from approximately 92.9% during the three months ended June 30, 2014 to approximately 94.3% during the three months ended June 30, 2015. The reduction in average container per diem rental rates has been caused by competitive market pressure, as well as our investment in used containers through sale and leaseback transactions and the acquisition of container portfolios from our managed fleet. Used containers are purchased at a lower price, and command a lower per diem rental rate, than new containers. Approximately 11% of our investment in containers during the last twelve months was in used containers.

New container prices have declined in recent periods, primarily due to a drop in steel prices, leading to decreases in container per diem rates. Demand for new containers has also softened, primarily due to economic conditions in China, resulting in a decline in container rental revenue that may continue in future periods. As a result of current conditions in the container market we are investing more heavily in railcars and expect our revenues in this business to grow in future periods.

Management Fee Revenue. Management fee revenue decreased $1.3 million, or 82%, to $0.3 million for the three months ended June 30, 2015 from $1.6 million for the three months ended June 30, 2014 primarily due to a non-recurring charge of $0.8 million recorded during the quarter related to an adjustment of prior period management fees. In addition, there was a 13% reduction in the size of the on-lease managed container fleet and a decrease of 1% in average per diem rates in our managed fleet for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

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

Finance Lease Income. Finance lease income of $2.3 million for the three months ended June 30, 2015 remained relatively consistent with the three months ended June 30, 2014.

Expenses.  The following discussion explains the significant changes in expenses for the three months ended June 30, 2015 compared to the three months ended June 30, 2014:

Depreciation of Rental Equipment. Depreciation of rental equipment increased by $3.0 million, or 16%, to $22.0 million for the three months ended June 30, 2015, from $19.1 million for the three months ended June 30, 2014. This increase was primarily attributable to a 7% increase in the average size of our owned container fleet and an increase of $0.3 million in depreciation attributable to CAI Rail, reflecting the increase in size of our railcar fleet over the past 12 months. Depreciation typically grows at a higher rate than the size of the fleet as older units with little or no depreciation charge are replaced with new equipment.

Loss (gain) on Sale of Used Rental Equipment. Loss (gain) on sale of used rental equipment decreased by $1.7 million, or 113%, to a loss of $0.2 million for the three months ended June 30, 2015, from a gain of $1.5 million for the three months ended June 30, 2014. The decrease has primarily been caused by a reduction in average sale price, reflecting the continued decline in new equipment prices, as well as the impact of the strengthening of the dollar compared to other currencies.

Storage, Handling and Other Expenses. Storage, handling and other expenses of $7.0 million for the three months ended June 30, 2015 remained relatively consistent with the three months ended June 30, 2014.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased by $0.6 million, or 9%, to $7.0 million for the three months ended June 30, 2015, from $6.4 million for the three months ended June 30, 2014. The increase was primarily a result of higher employee-related costs in our rail car business as a result of an increase in headcount.

Loss on Foreign Exchange. We recognized a loss of $0.1 million on foreign exchange transactions for the three months ended June 30, 2015, compared to a loss of $0.2 million for the three months ended June 30, 2014. Gains and losses on foreign currency primarily occur when foreign denominated financial assets and liabilities are either settled or remeasured in U.S. dollars. The loss on foreign exchange for the three months ended June 30, 2015 was primarily the result of movements in the U.S. dollar exchange rate against the Euro.

Net Interest Expense. Net interest expense of $9.0 million for the three months ended June 30, 2015 remained relatively consistent with the three months ended June 30, 2014. There was a slight decrease in net interest expense attributable to a reduction in the average interest rate on outstanding debt, which was offset by a slight increase in our average loan principal balance as we continue to increase our borrowings to finance our acquisition of additional rental equipment.

Income Tax Expense. Income tax expense decreased by $0.9 million, or 46%, to $1.1 million for the three months ended June 30, 2015, from $2.0 million for the three months ended June 30, 2014. The full year estimated effective tax rate at June 30, 2015, before certain non-recurring discrete items, was 8.0%, compared to 9.0% for the three months ended June 30, 2014. The proportion of our on-lease owned fleet owned by subsidiary companies in Barbados and Bermuda, where income tax rates are lower than in the U.S., increased from approximately 91% as of June 30, 2014 to 93% as of June 30, 2015. The increase in the proportion of the fleet owned by our international subsidiaries has led to a corresponding increase in the proportion of pretax income generated in lower tax jurisdictions, resulting in a decrease in the effective tax rate.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The following table summarizes our operating results for the six months ended June 30, 2015 and 2014 (dollars in thousands):

	Six Months Ended
	June 30,		Increase/(Decrease)
	2015	2014	Amount	Percent

Total revenue	$117,858	$109,576	$8,282	8%
Operating expenses	71,133	60,803	10,330	17
Net interest expense	17,825	17,673	152	1
Net income attributable to CAI common stockholders	26,431	27,717	(1,286)	(5)

Total revenue for the six months ended June 30, 2015 increased $8.3 million, or 8%, compared to the six months ended June 30, 2014, primarily due to a $9.4 million, or 9%, increase in rental revenue and a $0.4 million, or 10%, increase in finance lease income, partially offset by a $1.6 million, or 51%, decrease in management fee revenue. Operating expenses for the six months ended June 30, 2015 increased $10.3 million, or 17%, compared to the six months ended June 30, 2014, mainly as a result of a $5.5 million, or 15%, increase in depreciation expense, a $1.0 million, or 8%, increase in storage, handling and other expenses, a $1.0 million, or 8% increase in marketing, general and administrative expenses and a $3.2 million, or 95%, decrease in gain on sale of used rental equipment. Net interest expense for the six months ended June 30, 2015 increased $0.2 million, or 1%, compared with the same six-month period in 2014. The increase in revenue was offset by the increase in operating expenses, and resulted in a $1.3 million, or 5%, decrease in net income attributable to CAI common stockholders for the six months ended June 30, 2015 compared to the same six-month period in 2014.

Revenue. The following discussion explains the significant changes in the composition of our total revenue for the six months ended June 30, 2015 compared to the six months ended June 30, 2014:

Rental Revenue. Rental revenue increased $9.4 million, or 9%, to $111.6 million for the six months ended June 30, 2015, from $102.2 million for the six months ended June, 2014. This was primarily due to a $7.5 million increase in rental revenue attributable to an 8% increase in the average number of CEUs of owned containers on lease and a $1.7 million increase in CAI Rail revenue as a result of entering into additional rail business during the last twelve months, partially offset by a $2.9 million decrease in revenue resulting from a 3% decrease in average container per diem rental rates. We made investments in containers during the last twelve months which increased the average size of the owned fleet by 8%, and saw an increase in the average utilization of our owned fleet, on a CEU basis, from 92.9% in the six months ended June, 2014 to 94.3% in the six months ended June, 2015. The reduction in average container per diem rental rates has been caused by competitive market pressure, as well as our investment in used containers in the last twelve months through sale and leaseback transactions and the acquisition of container portfolios from our managed fleet. Used containers are purchased at a lower price, and command a lower per diem rental rate, than new containers. Approximately 11% of our investment in containers during the last twelve months was in used containers.

New container prices have declined in recent periods, primarily due to a drop in steel prices, leading to decreases in container per diem rates. Demand for new containers has also softened, primarily due to economic conditions in China, resulting in a decline in container rental revenue that may continue in future periods. As a result of current conditions in the container market we are investing more heavily in railcars and expect our revenues in this business to grow in future periods.

Management Fee Revenue. Management fee revenue for the six months ended June 30, 2015 was $1.5 million, a decrease of $1.6 million, or 51%, from $3.1 million for the six months ended June 30, 2014, primarily due to a non-recurring charge of $0.8 million recorded during the year related to an adjustment of prior period management fees.  In addition, there was a 13% reduction in the size of the on-lease managed container fleet as a result of our purchase of previously managed container portfolios, and a decrease of 1% in average per diem rates in our managed fleet compared to the six months ended June 30, 2014.

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

Finance Lease Income. Finance lease income of $4.7 million for the six months ended June 30, 2015 increased $0.4 million, or 10%, from $4.3 million for the six months ended June 30, 2014, reflecting additional finance leases entered into during the last 12 months.

Expenses.  The following discussion explains the significant changes in expenses for the six months ended June 30, 2015 compared to the six months ended June 30, 2014:

Depreciation of Rental Equipment. Depreciation of rental equipment increased by $5.5 million, or 15%, to $43.3 million for the six months ended June 30, 2015, from $37.7 million for the six months ended June 30, 2014. This increase was primarily attributable to an 8% increase in the size of our owned container fleet and an increase of $0.4 million in depreciation attributable to CAI Rail, reflecting the increase in size of our railcar fleet. Depreciation typically grows at a higher rate than the size of the fleet as older units with little or no depreciation charge are replaced with new equipment.

Gain on Sale of Used Rental Equipment. Gain on sale of used rental equipment decreased by $3.2 million, or 95%, to $0.2 million for the six months ended June 30, 2015, from $3.3 million for the six months ended June 30, 2014. The decrease has primarily been caused by a reduction in average sale price, reflecting the continued decline in new equipment prices, as well as the impact of the strengthening of the dollar compared to other currencies.

Storage, Handling and Other Expenses. Storage, handling and other expenses increased by $1.0 million, or 8%, to $13.8 million for the six months ended June 30, 2015, from $12.8 million for the six months ended June 30, 2014. The increase is largely attributable to an increase of 8% in the average owned equipment fleet in CEUs and an increase in the volume of units being sold, which led to an increase in handling charges and repair costs of $1.2 million, compared to the six months ended June 30, 2014. The increase was partially offset by a $0.3 million decrease in storage costs, resulting from a slight improvement in the average utilization of our owned fleet, from 92.9% during the six months ended June 30, 2014 to 94.3% during the six months ended June 30, 2015.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased by $1.0 million, or 8%, to $14.1 million for the six months ended June 30, 2015 from $13.1 million for the six months ended June 30, 2014. The increase was primarily a result of higher employee-related costs in our Rail business as a result of an increase in headcount.

Loss on Foreign Exchange. We recognized a loss of $0.1 million on foreign exchange transactions for the six months ended June 30, 2015 compared to a loss of $0.3 million during the six months ended June 30, 2014. Gains and losses on foreign currency primarily occur when foreign denominated financial assets and liabilities are either settled or remeasured in U.S. dollars. The loss on foreign exchange for the six months ended June 30, 2015 was primarily the result of movements in the U.S. dollar exchange rate against the Euro.

Net Interest Expense. Net interest expense of $17.8 million for the six months ended June 30, 2015 remained relatively consistent with the six months ended June 30, 2014. There was a slight decrease in net interest expense attributable to a reduction in the average interest rate on outstanding debt, which was offset by a slight increase in our average loan principal balance as we continue to increase our borrowings to finance our acquisition of additional rental equipment.

Income Tax Expense. Income tax expense for the six months ended June 30, 2015 was $2.4 million, compared to $3.4 million for the six months ended June 30, 2014. The full year estimated effective tax rate at June 30, 2015, before certain non-recurring discrete items, was 8.0% compared to 9.0% for the six months ended June 30, 2014. The proportion of our on-lease owned fleet owned by subsidiary companies in Barbados and Bermuda, where income tax rates are lower than in the U.S., increased from approximately 91% as of June 30, 2014 to 93% as of June 30, 2015. The increase in the proportion of the fleet owned by our international subsidiaries has led to a corresponding increase in the proportion of pretax income generated in lower tax jurisdictions, resulting in a decrease in the effective tax rate, excluding non-recurring discrete items.

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

Revolving Credit Facilities

(i)  On March 15, 2013, we entered into the Third Amended and Restated Revolving Credit Agreement, as amended, with a consortium of banks to finance the acquisition of container rental equipment and for general working capital purposes. As of June 30, 2015, the maximum commitment under the revolving credit facility was $775.0 million, which may be increased to a maximum of $960.0 million under certain conditions described in the agreement.  As of June 30, 2015, we had an outstanding balance of $390.0 million and availability of $384.9 million under the revolving credit facility (net of $0.1 million in letters of credit), subject to our ability to meet the collateral requirements under the agreement governing the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

There is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The revolving credit facility provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to us. These credit commitments are part of, and not in addition to, the maximum credit commitment. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar Rate loans as defined in the revolving credit facility.  Interest rates are based on LIBOR for Eurodollar loans and Base Rate for Base Rate loans. As of June 30, 2015, the average interest rate on the revolving credit facility was 1.7%. The revolving credit facility will mature in March 2020.

We use the revolving credit facility primarily to fund the purchase of containers and for general working capital needs. As of June 30, 2015, we had commitments to purchase $16.2 million of containers and had rental equipment payable of $18.0  million. We have typically used our cash flow from operations and the proceeds from sales of equipment portfolios to third-party investors to repay our revolving credit facility. As we expand our owned fleet, the revolving credit facility balance will be higher and will result in higher interest expense.

(ii)  On July 25, 2014, we entered into an Amended and Restated Revolving Credit Agreement, as amended, for CAI Rail with a consortium of banks to finance the acquisition of railcars. As of June 30, 2015, the maximum credit commitment under the revolving line of credit was $250.0 million. CAI’s revolving credit facility may be increased to a maximum of $325.0 million, in accordance with the terms of the agreement. Borrowings under this revolving credit facility bear interest at a variable rate. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar loans as defined in the revolving credit agreement. Interest rates are based on LIBOR for Eurodollar loans and Base Rate for Base Rate loans. As of June 30, 2015, the average interest rate under the agreement was 1.9%.

As of June 30, 2015, the outstanding balance under CAI Rail’s revolving credit facility was $118.0 million. As of June 30, 2015, we had $132.0 million in availability under the facility, subject to our ability to meet the collateral requirements under the agreement governing the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default. The revolving credit facility will terminate in July 2019.

We use the revolving credit facility primarily to fund the purchase of railcars. As of June 30, 2015, we had commitments to purchase $286.6 million of railcars; $76.1 million in the twelve months ending June 30, 2016, $118.8 million in the twelve months ending June 30, 2017, $67.7 million in the twelve months ending June 30, 2018 and $24.0 million in the twelve months ending June 30, 2019.

Term Loan Facilities

(i)  On March 22, 2013, we entered into a $30.0 million five-year loan agreement with Development Bank of Japan (DBJ). The loan is payable in 19 quarterly installments of $0.5 million starting July 31, 2013 and a final payment of $21.5 million on April 30, 2018. The loan bears a variable interest rate based on LIBOR. As of June 30, 2015, the loan had a balance of $26.4 million and an average interest rate of 2.3%.

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

On October 1, 2014, we entered into an amended and restated term loan agreement with a consortium of banks, pursuant to which the prior loan agreement was refinanced. The amended and restated term loan agreement, which contains similar terms to the prior loan agreement, was amended to, among other things: (a) reduce borrowing rates from LIBOR plus 2.25% to LIBOR plus 1.6% (per annum) for Eurodollar loans, (b) increase the loan commitment from $115.0 million to $150.0 million, (c) extend the maturity date to October 1, 2019, and (d) revise certain of the covenants and restrictions under the prior loan agreement to provide the Company with additional flexibility. As of June 30, 2015, the term loan had a balance of $143.3 million and average interest rate of 1.9%.

(iii)  On April 11, 2012, we entered into another term loan agreement with a consortium of banks. The agreement, as amended, provides for a five-year term loan of up to $142.0 million, subject to certain borrowing conditions, which amount is secured by certain of our assets. The commitment under the loan may be increased to a maximum of $200.0 million, under certain conditions described in the agreement.  The term loan’s outstanding principal bears interest based on LIBOR and is amortized quarterly, with quarterly payments equal to 1.75% multiplied by the outstanding principal amount at such time. The full $142.0 million has been drawn and was primarily used to repay outstanding amounts under the revolving credit facility. All unpaid amounts then outstanding are due and payable on April 11, 2017. As of June 30, 2015, the loan had a balance of $114.4 million and an interest rate of 1.9%.

Asset-Backed Notes

(i)  On October 18, 2012, CAL II issued $171.0 million of 3.47% fixed rate asset-backed notes (Series 2012-1 Asset-Backed Notes).  Principal and interest on the Series 2102-1 Asset-Backed Notes is payable monthly commencing on November 26, 2012, and the Series 2012-1 Asset-Backed Notes mature in October 2027.  The proceeds from the Series 2012-1 Asset-Backed Notes were used to repay part of the Company’s borrowings under its senior revolving credit facility. The Series 2012-1 Asset-Backed Notes had a balance of $125.4 million as of June 30, 2015.

(ii)  On March 28, 2013, CAL II issued $229 million of 3.35% fixed rate asset-backed notes (Series 2013-1 Asset-Backed Notes). Principal and interest on the Series 2013-1 Asset-Backed Notes is payable monthly commencing on April 25, 2013, and the Series 2013-1 Asset-Backed Notes mature in March 2028. The proceeds from the new Series 2013-1 Asset-Backed Notes were used partly to reduce the balance of the Company’s term loan with a consortium of banks as described in paragraph (ii) of Term Loan Facilities above, and to partially pay down the Company’s senior revolving credit facility. The Series 2013-1 Asset-Backed Notes had a balance of $177.5 million as of June 30, 2015.

The agreements under each of the asset-backed notes described above require the Company to maintain a restricted cash account to cover payment of the obligations. As of June 30, 2015, the restricted cash account had a balance of $7.7  million.

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

The Notes bear interest at 4.9% per annum, due and payable semiannually on March 13 and September 13 of each year, commencing on March 13, 2013.  In addition, CAL is required to make certain principal payments on March 13 and September 13 of each year, commencing on March 13, 2013.  Any unpaid principal and interest is due and payable on September 13, 2022.  As of June 30, 2015, the Notes had a balance of  $82.4  million.

On May 8, 2014, CAL entered into a short term uncommitted line of credit agreement.  Under this credit agreement, CAL is eligible to borrow up to $75.0 million, subject to certain borrowing conditions.  Loans made under the line of credit are repayable on the earlier of (a) 3 months after the loan is made, and (b) the facility termination date of May 8, 2016. Outstanding loans bear a variable interest rate based on LIBOR.  The full $75.0 million has been drawn and was primarily used to repay outstanding amounts under our senior revolving credit facility. As of June 30, 2015, the loan had a balance of $75.0 million, which is due and payable on September 24, 2015.  We intend to renew the loan prior to its maturity date. Interest is charged on the outstanding loan at an annual rate of 1.5%.

On June 25, 2014, one of the Japanese investor funds that is consolidated by us as a VIE (see Note 3 to our unaudited consolidated financial statements) entered into a term loan agreement with a bank. Under the terms of the agreement, the Japanese investor fund entered into two loans; a five-year, amortizing loan of $9.2 million at a fixed interest rate of 2.7%, and a five-year, non-amortizing loan of $1.6 million at a variable interest rate based on LIBOR. The debt is secured by assets of the Japanese investor fund, and is subject to certain borrowing conditions set out in the loan agreement. As of June 30, 2015, the term loans held by the Japanese investor fund totaled $8.9 million and had an average interest rate of 2.5%.

As of June 30, 2015, we had collateralized financing obligations totaling $135.3 million (see Note 3 to our unaudited consolidated financial statements).  The obligations had an average interest rate of 0.8% as of June 30, 2015 with maturity dates between September 2015 and June 2019.

As of June 30, 2015, we had capital lease obligations of $0.1 million. The underlying obligations are denominated in Euros at floating interest rates averaging 2.8% as of June 30, 2015, with maturity dates between September 2015 and March 2016.

Our term loans, senior secured notes, asset-backed notes, collateralized financing obligations, term loans held by VIEs and capital lease obligations are secured by specific pools of rental equipment and other assets owned by the Company, the underlying leases thereon and the Company’s interest in any money received under such contracts.

In addition to customary events of default, our revolving credit facilities and term loans contain restrictive covenants, including limitations on certain liens, indebtedness and investments.  In addition, all of our debt facilities contain various restrictive financial and other covenants.  The financial covenants in our debt facilities require us to maintain (1) a consolidated funded debt to consolidated tangible net worth ratio of no more than 3.75:1.00; and (2) a fixed charge coverage ratio of at least 1.20:1.00. As of June 30, 2015, we were in compliance with all of our debt covenants.

Under certain conditions, as defined in our credit agreements with our banks and/or note holders, we are subject to certain cross default provisions that may result in an acceleration of principal repayments if an uncured default condition were to exist. Our asset-backed notes are not subject to any such cross default provisions.

Cash Flow

The following table sets forth certain cash flow information for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014

Net income	$26,501	$27,725
Adjustments to income	42,700	34,725
Net cash provided by operating activities	69,201	62,450
Net cash used in investing activities	(198,290)	(123,993)
Net cash provided by financing activities	136,615	62,429
Effect on cash of foreign currency translation	(217)	358
Net increase in cash	7,309	1,244
Cash at beginning of period	53,821	45,741
Cash at end of period	$61,130	$46,985

Operating Activities Cash Flows

Net cash provided by operating activities of $69.2 million for the six months ended June 30, 2015 increased $6.8 million from $62.5 million for the six months ended June 30, 2014. The increase was due to a $7.5 million increase in net income as adjusted for depreciation, amortization and other non-cash items, partially offset by a $0.7 million decrease in our net working capital adjustments. Net working capital used in operating activities of $3.8 million in the six months ended June 30, 2015 was due to a $2.3 million increase in prepaid expenses and other assets, primarily due to additional prepaid loan fees, a $2.7 million decrease in accounts payable, accrued expenses and other liabilities, primarily caused by the timing of payments, and a $4.2 million decrease in amounts due to container investors, partially offset by a decrease of $2.1 million in accounts receivable, primarily caused by the timing of receipts, and a $3.2 million increase in unearned revenue. Net working capital  used in operating activities of $3.1 million in the six months ended June 30, 2014 was due to a $4.7 million increase in accounts receivable, primarily caused by the timing of receipts, and a $1.8 million decrease in amounts due to container investors, partially offset by a $1.8 million increase in accounts payable, accrued expenses and other liabilities, primarily caused by the timing of payments, and a $1.9 million increase in unearned revenue.

Investing Activities Cash Flows

Net cash used in investing activities increased $74.3 million to $198.3 million for the six months ended June 30, 2015, from $124.0 million for the six months ended June 30, 2014. The increase in cash usage was primarily attributable to a $79.1 million increase in the purchase of rental equipment, partially offset by an increase of $1.6 million in cash proceeds received from sales of used rental equipment and an increase of $3.2 million in receipt of principal payments from direct finance leases.

Financing Activities Cash Flows

Net cash provided by financing activities for the six months ended June 30, 2015 increased $74.2 million compared to the six months ended June 30, 2014 primarily as a result of higher net borrowings being required to finance the acquisition of rental equipment. During the six months ended June 30, 2015, our net cash inflow from borrowings was $132.1 million compared to $81.3 million for the six months ended June 30, 2014, reflecting an increase in investment in rental equipment during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments by due date as of June 30, 2015 (in thousands):

	Payments Due by Period
		Less than	1-2	2-3	3-4	4-5	More than
	Total	1 year	years	years	years	years	5 years
Total debt obligations:
Revolving credit facilities	$508,000	$7,000	$-	$-	$-	$501,000	$-
Short-term line of credit	75,000	75,000	-	-	-	-	-
Term loans	284,000	20,740	115,210	31,800	9,000	107,250	-
Senior secured notes	82,400	8,240	6,110	6,110	6,110	6,110	49,720
Asset-backed notes	302,875	40,000	40,000	40,000	40,000	40,000	102,875
Collateralized financing obligations	135,300	78,372	23,584	23,091	10,253	-	-
Term loans held by VIE	8,930	1,829	1,829	1,829	3,443	-	-
Capital lease obligations	92	92	-	-	-	-	-
Interest on debt and capital lease obligations (1)	123,732	30,343	26,372	22,272	20,351	14,390	10,004
Rental equipment payable	17,999	17,999	-	-	-	-	-
Rent, office facilities and equipment	3,137	1,369	1,214	458	96	-	-
Equipment purchase commitments	302,849	92,289	118,772	67,696	24,092	-	-
Total contractual obligations	$1,844,314	$373,273	$333,091	$193,256	$113,345	$668,750	$162,599

(1)

Our estimate of interest expense commitment includes $41.9 million relating to our revolving credit facilities, $0.3 million related to our line of credit, $16.0 million relating to our term loans, $21.7 million relating to our senior secured notes, $39.4 million relating to our asset back notes, $3.9 million relating to our collateralized financing obligations, $0.6 million related to our term loans held by VIEs, and less than $0.1 million relating to our capital lease obligations. The calculation of interest commitment related to our debt assumes the following weighted-average interest rates as of June 30, 2015:  revolving credit facilities, 1.8%; term loans, 1.9%; senior secured notes, 4.9%; asset-backed notes, 3.4%; collateralized financing obligations, 0.8%; term loans held by VIE, 2.5%; and capital lease obligations, 2.8%. These calculations assume that weighted-average interest rates will remain at the same level over the next five years. We expect that interest rates will vary over time based upon fluctuations in the underlying indexes upon which these rates are based.

See Note 6 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of the terms of our debt.

Off-Balance Sheet Arrangements

As of June 30, 2015, we had no material off-balance sheet arrangements or obligations other than noted below. An off-balance sheet arrangement includes any contractual obligation, agreement or transaction arrangement involving an unconsolidated entity under which we would have: (1) retained a contingent interest in transferred assets; (2) an obligation under derivative instruments classified as equity; (3) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing, hedging or research and development services with us; or (4) made guarantees.

We transferred ownership of certain equipment to Japanese equipment funds which were established by Japan Investment Adviser Co., Ltd. (JIA) and CAIJ. CAIJ is an 80%-owned subsidiary of CAI with the remaining 20% owned by JIA. Prior to September 30, 2013, JIA was owned and controlled by a Managing Director of CAIJ. Prior to the purchase of equipment from us, the purchasing entities had received contributions from unrelated Japanese investors, under separate Japanese investment agreements allowed under Japanese commercial laws. The contributions were used to purchase equipment from us. Under the terms of the agreements, the CAI-related Japanese entities manage each of the investments but may outsource the whole or part of each operation to a third party. Pursuant to its services agreements with investors, the Japanese equipment funds have outsourced the general management of their operations to CAIJ. The Japanese equipment funds have also entered into equipment management service agreements and financing arrangements whereby we manage the leasing activity of equipment owned by the Japanese equipment funds. The profit or loss from each investment will substantially belong to each respective investor, except with respect to certain financing arrangements where the terms of the transaction provide us with an option to purchase equipment at a fixed price. If we decide to exercise our purchase options and resell equipment to a third party, we would realize any profit from the sale. See Notes 3 and 11 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

There have been no changes to our accounting policies during the six months ended June 30, 2015.  See Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 27, 2015.

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

Foreign Exchange Rate Risk. Although we have significant foreign-based operations, the U.S. Dollar is our primary operating currency. Thus, most of our revenue and expenses are denominated in U.S. Dollars. We have equipment sales in British Pound Sterling, Euros and Japanese Yen and incur overhead costs in foreign currencies, primarily in British Pound Sterling and Euros. CAI Consent Sweden AB, one of our wholly-owned subsidiaries, has significant amounts of revenue as well as expenses denominated in Euros and Swedish Krone. During the six months ended June 30, 2015, the U.S. Dollar increased in value in relation to other major foreign currencies (such as the Euro and British Pound Sterling). The increase in the U.S. Dollar has decreased our revenues and expenses denominated in foreign currencies. The increase in the value of the U.S. Dollar relative to foreign currencies will also result in U.S. dollar denominated assets held at some of our foreign subsidiaries to increase in value relative to the foreign subsidiaries’ local currencies. For the six months ended June 30, 2015, we recognized a  loss on foreign exchange of $0.1 million. A 10% change in foreign exchange rates would not have a material impact on our business, financial position, results of operations or cash flows.

Interest Rate Risk. The nature of our business exposes us to market risk arising from changes in interest rates to which our variable-rate debt is linked. As of June 30, 2015, the principal amount of debt outstanding under the variable-rate arrangements of our revolving credit facilities was $508.0 million.  In addition, at June 30, 2015, we had balances on our variable-rate term loans of $284.0 million, a short-term line of credit of $75.0 million, term loans held by VIE of $8.9 million, and $0.1 million of variable rate capital lease obligations. The average interest rate on our variable rate debt was 1.8% as of June 30, 2015 based on LIBOR plus a margin based on certain conditions set forth in our debt agreements.

A 1.0% increase or decrease in underlying interest rates for these debt obligations will increase or decrease interest expense by approximately $8.8 million annually assuming debt remains constant at June 30, 2015 levels.

We do not currently participate in hedging, interest rate swaps or other transactions to manage the market risks described above.

ITEM 4.CONTROLS AND PROCEDURES

Management Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2015 our disclosure controls and procedures were effective with respect to controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and are accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act) that occurred during the quarter ended June 30, 2015, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Per diem rates for our leased containers have declined over the past couple of years and may continue to decline in the future. Per diem rates for our leased containers depend on a large number of factors, including the following:

•	the type and length of the lease;
•	embedded residual assumptions;
•	the type and age of the containers;
•	the number of new units available for lease by our competitors;
•	market competition generally;
•	the location of the containers being leased;
•	the price of new containers; and
•	interest rates.

Because steel is the major component used in the construction of new containers, the price of new containers and per diem rates on new containers are highly correlated with the price of raw steel. For example, steel prices decreased during 2014 and the first half of 2015, which resulted in a corresponding decrease in new container prices. We cannot predict container prices in the future. If newly manufactured container prices continue to decline, we may need to lease the containers at low return rates or at a loss.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 28, 2015, we announced that our Board of Directors had approved the repurchase of up to one million shares of our outstanding common stock from time to time at prices considered appropriate by the Company. The number, price, structure and timing of the repurchases, if any, will be at the Company’s discretion and future repurchases will be evaluated by us depending on market conditions, economic outlook, liquidity needs and other factors. The stock repurchases may be made in the open market, block trades or privately negotiated transactions. The primary purpose of the share repurchase program is to allow us the flexibility to repurchase our common stock as a means to return value to stockholders. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. Our Board of Directors may suspend, modify or terminate the repurchase program at any time without prior notice.

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

CAI International, Inc.
(Registrant)

August 5, 2015	/s/ VICTOR M. GARCIA
Victor M. Garcia
President and Chief Executive Officer
(Principal Executive Officer)

August 5, 2015	/s/ TIMOTHY B. PAGE
Timothy B. Page
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBITS INDEX

3.1

Amended and Restated Certificate of Incorporation of CAI International, Inc. (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1, as amended, File No. 333-140496 filed on April 24, 2007).

3.2	Amended and Restated Bylaws of CAI International, Inc. (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on March 10, 2009).

10.1†	Multi-Year Railcar Order, dated June 29, 2015, among CAI Rail, Inc., Trinity North America Freight Car, Inc. and Trinity Tank Car, Inc.

10.2*	CAI International, Inc. 2007 Equity Incentive Plan (As amended effective June 5, 2015) (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 9, 2015).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 and (v) Notes to Unaudited Consolidated Financial Statements.

†Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.

*Management contract or compensatory plan.