Form 10-Q
period 2015-09-30
CAI International, Inc.
filed 2015-11-04
CIK 1388430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common	October 31, 2015
Common Stock, $.0001 par value per share	20,222,243 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

 CAI INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

(UNAUDITED)

	September 30,	December 31,
	2015	2014
Assets
Current assets
Cash	$13,626	$27,810
Cash held by variable interest entities	50,542	26,011
Accounts receivable (owned fleet), net of allowance for doubtful accounts
of $1,047 and $680 at September 30, 2015 and December 31, 2014, respectively	51,322	49,524
Accounts receivable (managed fleet)	6,165	8,498
Current portion of direct finance leases	20,153	18,150
Prepaid expenses	13,728	14,806
Total current assets	155,536	144,799
Restricted cash	7,467	8,232
Rental equipment, net of accumulated depreciation of $330,802 and
$274,333 at September 30, 2015 and December 31, 2014, respectively	1,740,878	1,564,777
Net investment in direct finance leases	83,180	76,814
Goodwill	2,905	-
Intangible assets, net of accumulated amortization of $4,853 and $4,817
at September 30, 2015 and December 31, 2014, respectively	1,298	273
Furniture, fixtures and equipment, net of accumulated depreciation of
$2,692 and $2,019 at September 30, 2015 and December 31, 2014, respectively	754	945
Total assets (1)	$1,992,018	$1,795,840

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$11,406	$8,414
Accrued expenses and other current liabilities	8,335	9,029
Due to container investors	7,615	12,984
Unearned revenue	9,404	7,172
Current portion of debt	133,809	203,199
Current portion of capital lease obligations	32	1,015
Rental equipment payable	21,750	7,381
Total current liabilities	192,351	249,194
Debt	1,280,112	1,058,754
Deferred income tax liability	43,877	43,419
Capital lease obligations	-	1,568
Total liabilities (2)	1,516,340	1,352,935

Stockholders' equity
Common stock: par value $.0001 per share; authorized 84,000,000 shares; issued and outstanding
20,222,243 and 20,788,277 shares at September 30, 2015 and December 31, 2014, respectively	2	2
Additional paid-in capital	149,888	154,894
Accumulated other comprehensive loss	(7,414)	(5,677)
Retained earnings	332,317	292,897
Total CAI stockholders' equity	474,793	442,116
Non-controlling interest	885	789
Total stockholders' equity	475,678	442,905
Total liabilities and stockholders' equity	$1,992,018	$1,795,840

(1)

Total assets at September 30, 2015 and December 31, 2014 include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash,  $50,542 and $26,011; Net investment in direct finance leases,  $346 and $156; and Rental equipment, net of accumulated depreciation, $77,870 and  $102,100, respectively.

(2)

Total liabilities at September 30, 2015 and December 31, 2014 include the following VIE liabilities for which the VIE creditors do not have recourse to CAI International, Inc.: Current portion of debt, $62,744 and none; Debt, $69,057 and $132,419, respectively.

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue
Rental revenue	$57,542	$55,380	$169,091	$157,557
Logistics revenue	5,406	-	5,474	-
Finance lease income	2,256	2,262	6,953	6,541
Management fee revenue	913	1,561	2,457	4,681
Total revenue	66,117	59,203	183,975	168,779

Operating expenses
Depreciation of rental equipment	22,655	19,888	65,907	57,607
Storage, handling and other expenses	8,148	6,532	21,837	19,322
Logistics cost of sales	4,818	-	4,888	-
Gain on sale of used rental equipment	(72)	(1,237)	(237)	(4,561)
Marketing, general and administrative expenses	7,284	6,676	21,383	19,779
Amortization of intangible assets	28	95	157	293
Loss on foreign exchange	2	70	61	387
Total operating expenses	42,863	32,024	113,996	92,827

Operating income	23,254	27,179	69,979	75,952

Interest expense	8,968	9,265	26,797	26,943
Interest income	(1)	(1)	(5)	(6)
Net interest expense	8,967	9,264	26,792	26,937

Net income before income taxes and non-controlling interest	14,287	17,915	43,187	49,015
Income tax expense	1,272	1,482	3,671	4,857

Net income	13,015	16,433	39,516	44,158
Net income attributable to non-controlling interest	(26)	(38)	(96)	(46)
Net income attributable to CAI common stockholders	$12,989	$16,395	$39,420	$44,112

Net income per share attributable to CAI common stockholders
Basic	$0.62	$0.78	$1.88	$2.08
Diluted	$0.62	$0.77	$1.86	$2.04

Weighted average shares outstanding
Basic	20,920	20,936	20,973	21,193
Diluted	21,059	21,329	21,236	21,622

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$13,015	$16,433	$39,516	$44,158
Other comprehensive income, net of tax:
Foreign currency translation adjustments	224	(1,950)	(1,737)	(1,961)
Comprehensive income	13,239	14,483	37,779	42,197
Comprehensive income attributable to non-controlling interest	(26)	(38)	(96)	(46)
Comprehensive income attributable to CAI common stockholders	$13,213	$14,445	$37,683	$42,151

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income	$39,516	$44,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	66,228	57,972
Amortization of debt issuance costs	1,983	2,236
Amortization of intangible assets	157	293
Stock-based compensation expense	1,436	1,364
Unrealized loss on foreign exchange	185	114
Gain on sale of used rental equipment	(237)	(4,561)
Deferred income taxes	458	373
Bad debt expense	326	47
Changes in other operating assets and liabilities:
Accounts receivable	2,692	(3,723)
Prepaid expenses and other assets	822	4,399
Accounts payable, accrued expenses and other current liabilities	(594)	1,779
Due to container investors	(5,369)	(1,000)
Unearned revenue	2,263	1,383
Net cash provided by operating activities	109,866	104,834
Cash flows from investing activities
Purchase of rental equipment	(304,588)	(226,118)
Acquisition of ClearPointt Logistics LLC	(4,100)	-
Net proceeds from sale of used rental equipment	51,188	43,014
Purchase of furniture, fixtures and equipment	(73)	(31)
Receipt of principal payments from direct financing leases	16,071	11,602
Net cash used in investing activities	(241,502)	(171,533)
Cash flows from financing activities
Proceeds from debt	450,731	316,853
Principal payments on debt	(301,234)	(212,783)
Debt issuance costs	(1,662)	(1,546)
Decrease in restricted cash	765	510
Repurchase of stock	(12,158)	(31,390)
Exercise of stock options	4,744	28
Excess tax benefit from share-based compensation awards	1,006	-
Net cash provided by financing activities	142,192	71,672
Effect on cash of foreign currency translation	(209)	(264)
Net increase in cash	10,347	4,709
Cash at beginning of the period	53,821	45,741
Cash at end of the period	$64,168	$50,450

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$2,114	$959
Interest	25,840	25,767
Supplemental disclosure of non-cash investing and financing activity
Transfer of rental equipment to direct finance lease	$24,505	$27,826

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

On July 27, 2015, the Company purchased ClearPointt Logistics LLC, a U.S.-based intermodal logistics company focused on the domestic intermodal market, for approximately $4.1 million. The Company is headquartered in Everett, Washington (see Note 4).

The Company’s common stock is traded on the New York Stock Exchange under the symbol “CAI.” The Company’s corporate headquarters are located in San Francisco, California.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position as of September 30, 2015 and December 31, 2014, the Company’s results of operations for the three and nine months ended September 30, 2015 and 2014, and the Company’s cash flows for the nine months ended September 30, 2015 and 2014.  The results of operations and cash flows for the periods presented are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2015 or in any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted.  The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 27, 2015.

(2)Accounting Policies and Recent Accounting Pronouncements

(a)Accounting Policies

There were no changes to the Company’s accounting policies during the nine months ended September 30, 2015. See Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015, for a description of the Company’s significant accounting policies.

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

If in the Company’s judgment both of the above criteria are met, the VIE’s financial statements are included in the Company’s consolidated financial statements as required under ASC Topic 810, Consolidation. The equity attributable to the VIE is shown as a non-controlling interest on the Company’s consolidated balance sheets and the after-tax result attributable to its operations is shown as a net income or loss attributable to non-controlling interest on the Company’s consolidated statements of income.

The Company currently enters into two types of container fund arrangements with investors which are reviewed under ASC Topic 810, Consolidation. These arrangements include container funds that the Company manages for investors and container funds that have entered into financing arrangements with investors. Several of the funds that the Company manages, and all of the funds under financing arrangements, are Japanese container funds that were established by a related party under separate investment agreements allowed under Japanese commercial laws (see Note 13). Each of the funds is financed by unrelated Japanese third party investors.

Managed Container Funds

All container funds under management by the Company are considered VIEs because, as manager of the funds, the Company has the power to direct the activities that most significantly impact the entity’s economic performance including the leasing and managing of containers owned by the funds. The fees earned for arranging, managing and establishing the funds are not significant to the expected returns of the funds, so the Company does not have a variable interest in the funds. The rights to receive benefits and obligations to absorb losses that could potentially be significant to the funds belong to the third party investors, so the Company concluded that it is not the primary beneficiary of the funds. Consequently the Company has not consolidated the managed container funds. The Company recognizes gain on sale of containers to the unconsolidated VIEs as sales in the ordinary course of business. For the three and nine months ended September 30, 2015 and 2014, the Company sold no container portfolios to the VIEs.

Collateralized Financing Obligations

As of September 30, 2015, the Company has transferred containers with a total net book value of $156.9 million at the time of transfer to Japanese investor funds while concurrently entering into lease agreements for the same containers, under which the Company leases the containers back from the Japanese investors. In accordance with ASC Topic 840, Sale-Leaseback Transactions, the Company concluded these were financing transactions under which sale-leaseback accounting was not applicable.

The container funds under financing arrangements are considered VIEs under ASC Topic 810, Consolidation because, as lessee of the funds, the Company has the power to direct the activities that most significantly impact each entity’s economic performance including the leasing and managing of containers owned by the funds. The terms of the transactions include options for the Company to purchase the containers from the funds at a fixed price. As a result of the residual interest resulting from the fixed price call option, the Company concluded that it may absorb a significant amount of the variability associated with the funds’ anticipated economic performance and, as a result, the Company has a variable interest in the funds. As the Company has the power to direct the activities that most significantly impact the economic performance of the VIEs and the variable interest provides the Company with the right to receive benefits from the entity that could potentially be significant to the funds, the Company determined that it is the primary beneficiary of these VIEs and included the VIEs’ assets and liabilities as of September 30, 2015 and December 31, 2014, and the results of the VIEs’ operations and cash flows for the three and nine months ended September 30, 2015 and 2014 in the Company’s consolidated financial statements.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The containers that were transferred to the Japanese investor funds had a net book value of $78.2 million as of September 30, 2015.  The container equipment, together with $50.5 million of cash held by the investor funds, has been included on the Company’s consolidated balance sheets with the offsetting liability related to the funds presented in the debt section of the Company’s consolidated balance sheets as collateralized financing obligations of $123.8 million and term loans held by VIE of $8.0 million.  See Note 8(e) and 8(f) for additional information. No gain or loss was recognized by the Company on the initial consolidation of the VIEs.

(4)Acquisition of ClearPointt Logistics LLC

On July 27, 2015, the Company purchased ClearPointt Logistics LLC (ClearPointt), a U.S.-based intermodal logistics company focused on the domestic intermodal market, for approximately $4.1 million. The Company is headquartered in Everett, Washington. ClearPointt has 22 employees and agents and over 280 customers.

The acquisition was recorded during the third quarter of 2015 using the purchase method of accounting as prescribed under ASC 805, Business Combinations. Accordingly, assets acquired and liabilities assumed were recorded at their fair value estimated by management as of July 27, 2015. The purchase price for the acquisition has been allocated to the assets acquired and liabilities assumed as follows (in thousands):

Accounts receivable, net	$2,683
Property and equipment, net	56
Goodwill	2,905
Intangible assets	1,188
Other assets	72
Total assets	6,904

Accounts payable	2,620
Other liabilities	184
Total liabilities	2,804

Purchase price	$4,100

Adjustments to record the assets acquired and liabilities assumed at fair value include the recognition of $1.2 million of intangible assets as follows:

	Amount	Estimated Life
Tradename	$568	5 years
Customer relationships	620	8 years

The Company’s results for the three and nine months ended September 30, 2015 include the results of ClearPointt for the period since the date of acquisition. Pro forma financial statements are not presented as they are not material to the Company’s overall financial statements.

(5)Rental Equipment

The following table provides a summary of the Company’s rental equipment (in thousands):

	September 30,	December 31,
	2015	2014
Dry containers	$1,421,195	$1,364,331
Refrigerated containers	306,743	254,788
Other specialized equipment	158,516	130,697
Rail cars	185,226	89,294
	2,071,680	1,839,110
Accumulated depreciation	(330,802)	(274,333)
Rental equipment, net of accumulated depreciation	$1,740,878	$1,564,777

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)Net Investment in Direct Finance Leases

The following table represents the components of the Company’s net investment in direct finance leases (in thousands):

	September 30,	December 31,
	2015	2014
Gross finance lease receivables (1)	$125,500	$116,992
Unearned income (2)	(22,167)	(22,028)
Net investment in direct finance leases	$103,333	$94,964

(1)

At the inception of the lease, the Company records the total minimum lease payments, executory costs, if any, and unguaranteed residual value as gross finance lease receivables. The gross finance lease receivables are reduced as customer payments are received.  There was no unguaranteed residual value at September 30, 2015 and December 31, 2014 included in gross finance lease receivables. There were no executory costs included in gross finance lease receivables as of September 30, 2015 and December 31, 2014.

(2)

The difference between the gross finance lease receivables and the cost of the equipment or carrying amount at lease inception is recorded as unearned income. Unearned income, together with initial direct costs, are amortized to income over the lease term so as to produce a constant periodic rate of return. There were no unamortized initial direct costs as of September 30, 2015 and December 31, 2014.

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

Tier 3— Customers in this category exhibit volatility in payments on a regular basis.

Based on the above categories, the Company's gross finance lease receivables were as follows (in thousands):

	September 30,	December 31,
	2015	2014
Tier 1	$85,388	$89,960
Tier 2	40,112	27,032
Tier 3	-	-
	$125,500	$116,992

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Contractual maturities of the Company's gross finance lease receivables subsequent to and as of September 30, 2015 for the years ending September 30 were as follows (in thousands):

2016	$28,186
2017	36,556
2018	26,750
2019	16,415
2020	7,985
2021 and thereafter	9,608
$125,500

(7)Intangible Assets

The Company amortizes intangible assets on a straight line basis over their estimated useful lives as follows:

Trademarks and tradename	1-10 years
Contracts – owned equipment	5-7 years
Customer relationships	8 years

Total amortization expense was less than $0.1 million and $0.1 million for the three months ended September 30, 2015 and 2014, respectively, and $0.2 million and $0.3 million for the nine months ended September 30, 2015 and 2014, respectively.

Intangible assets as of September 30, 2015 and December 31, 2014 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2015
Trademarks and tradename	$1,842	$(1,164)	$678
Contracts- owned equipment	3,689	(3,689)	-
Customer relationships	620	-	620
	$6,151	$(4,853)	$1,298
December 31, 2014
Trademarks and tradename	$1,278	$(1,084)	$194
Contracts- owned equipment	3,812	(3,733)	79
	$5,090	$(4,817)	$273

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(8)  Debt and Capital Lease Obligations

Debt

Details of the Company’s debt as of September 30, 2015 and December 31, 2014 were as follows (dollars in thousands):

		September 30, 2015			December 31, 2014
		Outstanding		Average	Outstanding		Average	Maturity
Reference		Current	Long-term	Interest	Current	Long-term	Interest	Date

(a)(i)	Revolving credit facility	$3,150	$494,000	1.7%	$-	$289,000	1.9%	March 2020
(a)(ii)	Revolving credit facility - Rail	-	135,000	2.0%	-	61,769	1.9%	July 2019
(b)(i)	Term loan	1,800	24,150	2.3%	1,800	25,500	2.2%	April 2018
(b)(ii)	Term loan	9,000	132,000	1.9%	9,000	138,750	1.8%	October 2019
(b)(iii)	Term loan	9,940	101,925	1.9%	9,940	109,380	1.9%	April 2017
(c)	Senior secured notes	7,175	71,105	4.9%	8,240	78,280	4.9%	September 2022
(d)	Asset backed notes	40,000	252,875	3.4%	40,000	282,875	3.4%	March 2028
(e)	Collateralized financing obligations	60,915	62,852	0.7%	57,390	65,184	0.8%	June 2019
(f)	Term loans held by VIE	1,829	6,205	2.6%	1,829	8,016	2.6%	June 2019
(g)	Short term line of credit	-	-	1.5%	75,000	-	1.5%	May 2016

	Total Debt	$133,809	$1,280,112		$203,199	$1,058,754

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

As of September 30, 2015, the maximum commitment under the revolving credit facility was $775.0 million. The revolving credit facility may be increased up to a maximum of $960.0 million, in accordance with the terms of the agreement, so long as no default or event of default exists either before or immediately after giving effect to the increase. There is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The revolving credit facility provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to the Company. These credit commitments are part of, and not in addition to, the total commitment provided under the revolving credit facility. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the revolving credit agreement.  Interest rates are based on LIBOR for Eurodollar loans and Base Rate for Base Rate loans. In addition to various financial and other covenants, the Company’s revolving credit facility also includes certain restrictions on the Company’s ability to incur other indebtedness or pay dividends to stockholders.  As of September 30, 2015, the Company was in compliance with the terms of the revolving credit facility.

As of September 30, 2015, the Company had $277.8 million in availability under the revolving credit facility (net of $0.1 million in letters of credit) subject to its ability to meet the collateral requirements under the agreement governing the facility. Based on the borrowing base and collateral requirements at September 30, 2015, the borrowing availability under the revolving credit facility was $126.2 million, assuming no additional contribution of assets. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

The Company’s revolving credit facility, including any amounts drawn on the facility, is secured by substantially all of the assets of the Company (not otherwise used as security for its other credit facilities) including equipment owned by the Company, which had a net book value of $752.4 million as of September 30, 2015, the underlying leases and the Company’s interest in any money received under such contracts.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(ii) On July 25, 2014, the Company and CAI Rail Inc. (CAI Rail), a wholly-owned subsidiary of the Company, entered into an Amended and Restated Revolving Credit Agreement, as amended, with a consortium of banks to finance the acquisition of railcars.  As of September 30, 2015, the maximum credit commitment under the revolving credit facility was $250.0 million. CAI Rail’s revolving credit facility may be increased up to a maximum of $325.0 million, in accordance with the terms of the agreement, subject to certain conditions.

Borrowings under this revolving credit facility bear interest at a variable rate. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the revolving credit agreement.  Interest rates are based on LIBOR for Eurodollar loans and Base Rate for Base Rate loans.

As of September 30, 2015, CAI Rail had $115.0 million in availability under the revolving credit facility, subject to its ability to meet the collateral requirements under the agreement governing the facility. Based on the borrowing base and collateral requirements at September 30, 2015, the borrowing availability under the revolving credit facility was $3.6 million, assuming no additional contribution of assets. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

The agreement governing CAI Rail’s revolving credit facility contains various financial and other covenants.  As of September 30, 2015, CAI Rail was in compliance with the terms of the revolving credit facility.  CAI Rail’s revolving credit facility, including any amounts drawn on the facility, is secured by all of the assets of CAI Rail, which had a net book value of $173.3 million as of September 30, 2015, and is guaranteed by the Company.

On October 22, 2015, the Company and CAI Rail entered into the Second Amended and Restated Revolving Credit Agreement with a consortium of banks, pursuant to which the prior revolving credit facility was refinanced. The agreement was amended to extend the maturity date to October 22, 2020, reduce the interest rate, increase the commitment level from $250.0 million to $500.0 million, which may be increased up to a maximum of $700.0 million subject to certain conditions, and revise certain of the covenants and restrictions under the prior facility to provide the Company with additional flexibility.

(b)Term Loans

Term loans consist of the following:

(i)  On March 22, 2013, the Company entered into a $30.0 million five-year term loan agreement with Development Bank of Japan (DBJ). The loan is payable in 19 quarterly installments of $0.5 million starting July 31, 2013 and a final payment of $21.5 million on April 30, 2018. The loan bears interest at a variable rate based on LIBOR. As of September 30, 2015, the loan had a balance of $26.0 million.

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

 On March 28, 2013, the term loan was amended which reduced the principal balance of the loan from $249.4 million to $125.0 million through payment of $124.4 million from the proceeds of the $229.0 million fixed-rate asset-backed notes issued by the Company’s indirect wholly-owned subsidiary, CAL Funding II Limited (see Note 8(d) below).

On October 1, 2014, the Company entered into an amended and restated term loan agreement with a consortium of banks, pursuant to which the prior loan agreement was refinanced. The amended and restated term loan agreement, which contains similar terms to the prior loan agreement, was amended to, among other things: (a) reduce borrowing rates from LIBOR plus 2.25% to LIBOR plus 1.6% (per annum) for Eurodollar loans, (b) increase the loan commitment from $115.0 million to $150.0 million, (c) extend the maturity date to October 1, 2019, and (d) revise certain of the covenants and restrictions under the prior loan agreement to provide the Company with additional flexibility. As of September 30, 2015, the term loan had a balance of $141.0 million.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(iii) On April 11, 2012, the Company entered into a term loan agreement with a consortium of banks. The agreement, as amended, provides for a five-year term loan of up to $142.0 million, subject to certain borrowing conditions, which amount is secured by certain assets of the Company. The commitment under the loan may be increased to a maximum of $200.0 million under certain conditions described in the agreement. The term loan’s outstanding principal bears interest based on LIBOR and is amortized quarterly, with quarterly payments equal to 1.75% multiplied by the outstanding principal amount at such time. The facility contains various financial and other covenants. The full $142.0 million has been drawn and was primarily used to repay outstanding amounts under the Company’s senior revolving credit facility. All unpaid amounts then outstanding are due and payable on April 11, 2017.  As of September 30, 2015, the loan had a balance of $111.9 million.

The Company’s term loans are secured by rental equipment owned by the Company, which had a net book value of $336.6 million as of September 30, 2015.

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

The Notes bear interest at 4.9% per annum, due and payable semiannually on March 13 and September 13 of each year, commencing on March 13, 2013.  In addition, CAL is required to make certain principal payments on March 13 and September 13 of each year, commencing on March 13, 2013.  Any unpaid principal and interest is due and payable on September 13, 2022.  The Note Purchase Agreement provides that CAL may prepay at any time all or any part of the Notes in an amount not less than 10% of the aggregate principal amount of the Notes then outstanding. As of September 30, 2015, the Notes had a balance of $78.3 million.

The Notes are secured by certain rental equipment owned by the Company, which had a net book value of $103.5 million as of September 30, 2015.

(d)Asset-Backed Notes

On October 18, 2012, CAL Funding II Limited (CAL II), a wholly-owned indirect subsidiary of CAI, issued $171.0 million of 3.47% fixed rate asset-backed notes (Series 2012-1 Asset-Backed Notes).  Principal and interest on the Series 2012-1 Asset-Backed Notes is payable monthly commencing on November 26, 2012, and the Series 2012-1 Asset-Backed Notes mature in October 2027.  The proceeds from the Series 2012-1 Asset-Backed Notes were used to repay part of the Company’s borrowings under its senior revolving credit facility. As of September 30, 2015, the Series 2012-1 Asset-Backed Notes had a balance of $121.1 million.

On March 28, 2013, CAL II issued $229.0 million of 3.35% fixed rate asset-backed notes (Series 2013-1 Asset-Backed Notes). Principal and interest on the Series 2013-1 Asset-Backed Notes is payable monthly commencing on April 25, 2013, and the Series 2013-1 Asset-Backed Notes mature in March 2028. The proceeds from the Series 2013-1 Asset-Backed Notes were used partly to reduce the balance of the Company’s term loan as described in Note 8  (b)(ii) above, and to partially pay down the Company’s senior revolving credit facility. The Series 2013-1 Asset-Backed Notes had a balance of $171.8 million as of September 30, 2015.

The Company’s asset-backed notes are secured by certain rental equipment owned by the Company, which had a net book value of $364.2 million as of September 30, 2015.

The agreements under each of the asset-backed notes described above require the Company to maintain a restricted cash account to cover payment of the obligations. As of September 30, 2015, the restricted cash account had a balance of $7.5 million.

(e)Collateralized Financing Obligations

As of September 30, 2015, the Company had collateralized financing obligations of $123.8 million (see Note 3). The obligations had an average interest rate of 0.7% as of September 30, 2015 with maturity dates between December 2015 and June 2019. The debt is secured by a pool of containers covered under the financing arrangements.

(f)Term Loans Held by VIE

On June 25, 2014, one of the Japanese investor funds that is consolidated by the Company as a VIE (see Note 3) entered into a term loan agreement with a bank. Under the terms of the agreement, the Japanese investor fund entered into two loans; a five-year, amortizing loan of $9.2 million at a fixed interest rate of 2.7%, and a five-year, non-amortizing loan of $1.6 million at a variable interest rate based on LIBOR. The debt is secured by assets of the Japanese investor fund, and is subject to certain borrowing conditions set out in the loan agreement. As of September 30, 2015, the term loans held by the Japanese investor fund totaled $8.0 million and had an average interest rate of 2.6%.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company’s term loans held by VIE are secured by rental equipment owned by the Japanese investor fund, which had a net book value of $17.9 million as of September 30, 2015.

 (g)Short Term Line of Credit

On May 8, 2014, CAL entered into a short term uncommitted line of credit agreement. Under this credit agreement, CAL is eligible to borrow up to $75.0 million, subject to certain borrowing conditions. Loans made under the line of credit are repayable on the earlier of (a) 3 months after the loan is made, and (b) the facility termination date of May 8, 2016. Outstanding loans bear a variable interest rate based on LIBOR. The full $75.0 million was drawn and was primarily used to repay outstanding amounts under the Company’s senior revolving credit facility. As of September 30, 2015, the full $75.0 million was paid down.

On October 2, 2015, the full $75.0 million was drawn again, which is due and payable on December 2, 2015. The Company intends to renew the loan prior to the maturity date. Interest is charged on the outstanding loan at an annual rate of 1.5%.

The agreements relating to all of the Company’s debt contain various financial and other covenants. As of September 30, 2015, the Company was in compliance with all of its debt covenants.

Capital Lease Obligations

As of September 30, 2015, the Company had capital lease obligations of less than $0.1 million. The underlying obligations are denominated in Euros at floating interest rates averaging 2.8% as of September 30, 2015 with maturity dates between December 2015 and March 2016. The loans are secured by certain containers owned by the Company, which had a net book value of less than $0.1 million as of September 30, 2015.

(9)Stock–Based Compensation Plan

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

The following table summarizes the Company’s stock option activities for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015		2014
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Options outstanding at January 1	1,420,749	$15.67	1,263,485	$14.84
Options granted - employees	133,000	$21.66	120,000	$22.09
Options granted - directors	50,000	$21.89	50,000	$22.09
Options forfeited - employees	-	$-	(5,417)	$22.55
Options exercised - employees	(414,494)	$11.45	(1,583)	$17.77

Options outstanding at September 30	1,189,255	$18.08	1,426,485	$15.67
Options exercisable	884,817	$16.76	1,154,844	$14.13
Weighted average remaining term	5.1 years		4.8 years

The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2015 and 2014 was $4.9 million and less than $0.1 million, respectively. The aggregate intrinsic value of all options outstanding as of September 30, 2015 was $1.0 million based on the closing price of the Company’s common stock of $10.08 per share on September 30, 2015, the last trading day of the quarter.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company recorded stock-based compensation expense of $0.4 million for both the three months ended September 30, 2015 and 2014, and $1.2 million for both the nine months ended September 30, 2015 and 2014.  As of September 30, 2015, the remaining unamortized stock-based compensation cost relating to stock options granted to the Company’s employees and independent directors was approximately $2.8 million which is to be recognized over the remaining weighted average vesting period of approximately 2.7 years.

The fair value of the stock options granted to the Company’s employees and independent directors was estimated using the Black-Scholes-Merton pricing model using the following weighted average assumptions:

	Nine Months Ended September 30,
	2015	2014
Stock price	$21.72	$22.09
Exercise price	$21.72	$22.09
Expected term:
Employees	6.25 years	6.25 years
Directors	5.5 years	5.5 years
Expected volatility:
Employees	41.76%	53.50%
Directors	39.50%	44.80%
Dividend yield	-%	-%
Risk free rate:
Employees	2.00%	1.98%
Directors	1.85%	1.79%

The expected option term is calculated using the simplified method in accordance with SEC guidance. The expected volatility was derived from the average volatility of the Company’s stock over a period approximating the expected term of the options. The risk-free rate is based on the daily U.S. Treasury yield curve with a term approximating the expected term of the options. No forfeiture rate was estimated on all options granted during the nine months ended September 30, 2015 and 2014 as management believes that none of the grantees will leave the Company within the option vesting period.

Restricted Stock

The Company grants restricted stock to certain employees pursuant to the Plan. The restricted stock is valued based on the closing price of the Company’s stock on the date of grant and has a vesting period of four years. The following table summarizes the activity of restricted stock under the Company’s Plan:

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Restricted stock outstanding, December 31, 2014	42,502	$23.87
Restricted stock granted	21,000	$21.15
Restricted stock vested	(13,584)	$23.92
Restricted stock forfeited	-	$-
Restricted stock outstanding, September 30, 2015	49,918	$22.71

The Company recognized $0.1 million of stock-based compensation expense relating to restricted stock for both the three months ended September 30, 2015 and 2014, and $0.3 million and $0.2 million for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, unamortized stock-based compensation expense relating to restricted stock was $1.0 million, which will be recognized over the remaining average vesting period of 2.7 years.

Stock-based compensation expense is recorded as a component of marketing, general and administrative expense in the Company’s consolidated statements of income with a corresponding credit to additional paid-in capital in the Company’s consolidated balance sheets.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(10)Income Taxes

The consolidated income tax expense for the three and nine months ended September 30, 2015 and 2014 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2015 and 2014, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to foreign income taxes, state income taxes and the effect of certain permanent differences.

The Company’s estimated full year effective tax rate, before certain non-recurring discrete items, was 8.8% at September 30, 2015, compared to 9.0% at September 30, 2014. The lower estimated full year effective tax rate at September 30, 2015 was due primarily to higher pretax income from foreign operations where statutory rates are lower than the U.S. income tax rates.

The Company recognizes in the financial statements a liability for tax uncertainty if it is more likely than not that the position will be sustained on audit, based on the technical merits of the position. As of September 30, 2015, the Company had unrecognized tax benefits of $0.1 million, which if recognized, would reduce the Company’s effective tax rate. Total accrued interest relating to unrecognized tax benefits was less than $0.1 million as of September 30, 2015. The Company does not believe the total amount of unrecognized tax benefits as of September 30, 2015 will change for the remainder of 2015.

(11)Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s collateralized financing obligations of $123.8 million as of September 30, 2015 were estimated to have a fair value of approximately $122.8 million based on the fair value of estimated future payments calculated using prevailing interest rates. The fair value of these financial instruments would be categorized as Level 3 in the fair value hierarchy. Management believes that the balances of the Company’s revolving credit facilities of $632.1 million, term loans totaling $278.8 million, senior secured notes of $78.3 million, asset-backed notes of $292.9 million, term loans held by VIE of $8.0 million, net investment in direct finance leases of $103.3 million and capital lease obligations of less than $0.1 million approximate their fair values as of September 30, 2015. The fair value of these financial instruments would be categorized as Level 3 in the fair value hierarchy.

(12)Commitments and Contingencies

In addition to its debt obligations described in Note 8  above, the Company had commitments to purchase approximately $288.7 million of rental equipment as of September 30, 2015;  $106.8 million in the twelve months ending September 30, 2016, $136.4 million in the twelve months ending September 30, 2017, $32.1 million in the twelve months ending September 30, 2018, and $13.4 million in the twelve months ending September 30, 2019. The Company also utilizes certain office facilities and equipment under long-term non-cancellable operating lease agreements with total future minimum lease payments of approximately $2.8 million as of September 30, 2015.

(13)Related Party Transactions

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

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

(14)Segment and Geographic Information

The Company organizes itself by the nature of the services it provides which includes equipment leasing, equipment management and logistics. The equipment leasing segment derives its revenue from the ownership and leasing of equipment, the equipment management segment derives its revenue from fees earned for managing equipment portfolios on behalf of third party investors and the logistics segment derives its revenue from provision of logistics services.

The equipment leasing segment, which comprised 96% of the Company’s total revenue and 100% of its net income before income taxes and non-controlling interest for the nine months ended September 30, 2015, is disclosed below as a reportable segment. The equipment management and logistics segments have been combined and reflected below as ‘Other.’

The following tables show condensed segment information for the three and nine months ended September 30, 2015 and 2014, reconciled to the Company’s net income before income taxes and non-controlling interest as shown in its consolidated statements of income (in thousands):

	Three Months Ended September 30, 2015
	Equipment Leasing	Other	Total
Total revenue	$59,798	$6,319	$66,117
Total operating expenses	36,502	6,361	42,863
Operating income	23,296	(42)	23,254
Net interest expense	8,967	-	8,967
Net income before income taxes and non-controlling interest	$14,329	$(42)	$14,287
Total assets	$1,978,216	$13,802	$1,992,018

	Three Months Ended September 30, 2014
	Equipment Leasing	Other	Total
Total revenue	$57,642	$1,561	$59,203
Total operating expenses	31,350	674	32,024
Operating income	26,292	887	27,179
Net interest expense	9,264	-	9,264
Net income before income taxes and non-controlling interest	$17,028	$887	$17,915
Total assets	$1,784,305	$8,670	$1,792,975

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Nine Months Ended September 30, 2015
	Equipment Leasing	Other	Total
Total revenue	$176,044	$7,931	$183,975
Total operating expenses	105,647	8,349	113,996
Operating income	70,397	(418)	69,979
Net interest expense	26,792	-	26,792
Net income before income taxes and non-controlling interest	$43,605	$(418)	$43,187

	Nine Months Ended September 30, 2014
	Equipment Leasing	Other	Total
Total revenue	$164,098	$4,681	$168,779
Total operating expenses	90,827	2,000	92,827
Operating income	73,271	2,681	75,952
Net interest expense	26,937	-	26,937
Net income before income taxes and non-controlling interest	$46,334	$2,681	$49,015

Geographic Data

The Company earns its revenue primarily from international containers which are deployed by its customers in a wide variety of global trade routes. Virtually all of the Company’s containers are used internationally and typically no container is domiciled in one particular place for a prolonged period of time. As such, substantially all of the Company’s long-lived assets are considered to be international, with no single country of use.

The Company’s railcars, with a net book value of $176.6 million as of September 30, 2015, are used primarily to transport cargo within North America.

The following table represents the geographic allocation of revenue for the periods indicated based on customers’ primary domicile (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

United States	$15,726	$6,132	$27,184	$17,643
France	6,436	6,636	19,430	18,450
Japan	6,119	6,704	19,079	18,706
Korea	4,449	5,329	13,886	15,771
Switzerland	4,887	5,332	14,100	15,364
Other Asia	15,665	16,489	51,714	46,018
Other Europe	9,447	8,568	27,527	24,138
Other International	3,388	4,013	11,055	12,689
Total revenue	$66,117	$59,203	$183,975	$168,779

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(15)Earnings Per Share

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

The following table sets forth the reconciliation of basic and diluted net income per share for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator
Net income attributable to CAI common stockholders used
in the calculation of basic and diluted earnings per share	$12,989	$16,395	$39,420	$44,112
Denominator
Weighted-average shares used in the calculation of basic earnings per share	20,920	20,936	20,973	21,193
Effect of dilutive securities:
Stock options and restricted stock	139	393	263	429
Weighted-average shares used in the calculation of diluted earnings per share	21,059	21,329	21,236	21,622

Net income per share attributable to CAI common stockholders:
Basic	$0.62	$0.78	$1.88	$2.08
Diluted	$0.62	$0.77	$1.86	$2.04

 The calculation of diluted earnings per share for the three months ended September 30, 2015 and 2014 excluded from the denominator 972,992 and 573,300 shares, respectively, of common stock options because their effect would have been anti-dilutive. The calculation of diluted earnings per share for the nine months ended September 30, 2015 and 2014 excluded from the denominator 670,850 and 536,300 shares, respectively, of common stock options because their effect would have been anti-dilutive.

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

On July 27, 2015,  we purchased ClearPointt Logistics LLC, a U.S.-based intermodal logistics company focused on the domestic intermodal market, for approximately $4.1 million. The Company is headquartered in Everett, Washington.

The following table shows the composition of our fleet as of September 30, 2015 and 2014 and our average utilization for the three and nine months ended September 30, 2015 and 2014:

	As of September 30,
	2015	2014

Owned container fleet in TEUs	981,783	935,365
Managed container fleet in TEUs	206,957	252,530
Total container fleet in TEUs	1,188,740	1,187,895

Owned container fleet in CEUs	1,026,395	975,745
Managed container fleet in CEUs	185,875	231,516
Total container fleet in CEUs	1,212,270	1,207,261

Owned railcar fleet in units	3,955	2,051

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Average container fleet utilization in TEUs	91.3%	92.4%	92.3%	90.9%
Average container fleet utilization in CEUs	92.0%	93.0%	92.9%	91.7%
Average railcar fleet utilization	97.7%	94.8%	95.5%	96.1%

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

During the nine months ended September 30, 2015, we paid $304.6 million to purchase rental equipment, and we plan to invest in additional containers and railcars in the future. Our investment in containers this period included the purchase of container portfolios from our managed fleet. We believe investments in equipment and management of equipment for equipment investors are beneficial to our company, and we will continue to pursue both opportunities.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

The following table summarizes our operating results for the three months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended
	September 30,		Increase/ (Decrease)
	2015	2014	Amount	Percent

Total revenue	$66,117	$59,203	$6,914	12%
Operating expenses	42,863	32,024	10,839	34
Net interest expense	8,967	9,264	(297)	(3)
Net income attributable to CAI common stockholders	12,989	16,395	(3,406)	(21)

Total revenue for the three months ended September 30, 2015 increased $6.9 million, or 12%, compared to the three months ended September 30, 2014, primarily due to a $2.2 million, or 4%, increase in rental revenue and a $5.4 million increase in logistics revenue, partially offset by a $0.6 million, or 42%, decrease in management fee revenue. Operating expenses for the three months ended September 30, 2015 increased $10.8 million, or 34%, compared to the three months ended September 30, 2014, mainly as a result of a $2.8 million, or 14%, increase in depreciation expense, a $1.6 million, or 25%, increase in storage, handling and other expenses, a $4.8 million increase in logistics cost of sales, a $1.2 million, or 94%, decrease in gain on sale of used rental equipment and a $0.6 million, or 9%, increase in marketing, general and administrative expenses. Net interest expense for the three months ended September 30, 2015 decreased $0.3 million, or 3%, compared with the same three-month period in 2014. The increase in revenue was offset by the increase in operating expenses, and resulted in a $3.4 million, or 21%, decrease in net income attributable to CAI common stockholders for the three months ended September 30, 2015 compared to the same three-month period in 2014.

Revenue. The following discussion explains the significant changes in the composition of our total revenue for the three months ended September 30, 2015 compared to the three months ended September 30, 2014:

Rental Revenue. Rental revenue increased $2.2 million, or 4%, to $57.5 million for the three months ended September 30, 2015, from $55.4 million for the three months ended September 30, 2014. The increase was primarily due to a $1.6 million increase in rental revenue attributable to a  3% increase in the average number of CEUs of owned containers on lease and a $2.5 million increase in CAI Rail revenue as a result of a  93% increase in the size of our railcar fleet during the last twelve months, partially offset by a $2.0 million decrease in rental revenue attributable to a non-recurring settlement received from a customer during the same three-month period in 2014.

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

Logistics Revenue. Logistics revenue of $5.4 million was recognized for the three months ended September 30, 2015, mainly attributable to the acquisition of ClearPointt during the quarter.

Finance Lease Income. Finance lease income of $2.3 million for the three months ended September 30, 2015 remained consistent with the three months ended September 30, 2014.

Management Fee Revenue. Management fee revenue decreased $0.6 million, or 42%, to $0.9 million for the three months ended September 30, 2015 from $1.6 million for the three months ended September 30, 2014 primarily due to a 20% reduction in the size of the on-lease managed container fleet and a decrease of 4% in average per diem rates in our managed fleet for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

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

Expenses.  The following discussion explains the significant changes in expenses for the three months ended September 30, 2015 compared to the three months ended September 30, 2014:

Depreciation of Rental Equipment. Depreciation of rental equipment increased by $2.8 million, or 14%, to $22.7 million for the three months ended September 30, 2015, from $19.9 million for the three months ended September 30, 2014. This increase was primarily attributable to a 6% increase in the average size of our owned container fleet and an increase of $0.6 million in depreciation attributable to CAI Rail, reflecting the increase in size of our railcar fleet over the past 12 months. Depreciation typically grows at a higher rate than the size of the fleet as older units with little or no depreciation charge are replaced with new equipment.

Storage, Handling and Other Expenses. Storage, handling and other expenses increased by $1.6 million, or 25%, to $8.1 million for the three months ended September 30, 2015, from $6.5 million for the three months ended September 30, 2014. The increase was primarily attributable to a $1.0 million increase in storage costs caused by an increase in the average volume of off-lease and for sale owned container equipment. Repair costs were also $0.4 million higher during the three months ended September 30, 2015 compared to the same three-month period in 2014 due to the increase in average off-lease container equipment.

Logistics Cost of Sales. Logistics cost of sales of $4.8 million was recognized for the three months ended September 30, 2015, mainly attributable to the acquisition of ClearPointt during the quarter.

Gain on Sale of Used Rental Equipment. Gain on sale of used rental equipment decreased by $1.2 million, or 94%, to a gain of $0.1 million for the three months ended September 30, 2015, from a gain of $1.2 million for the three months ended September 30, 2014. The decrease has primarily been caused by a reduction in average sale price, reflecting the continued decline in new equipment prices, as well as the impact of the strengthening of the dollar compared to other currencies. Included in gain on sale of used equipment for the three months ended September 30, 2015 was a gain of $1.2 million arising from the sale of newly manufactured railcars, and a loss of $0.6 million due to the write-off of equipment on lease to a customer that is unlikely to be recovered.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased by $0.6 million, or 9%, to $7.3 million for the three months ended September 30, 2015, from $6.7 million for the three months ended September 30, 2014. The increase was primarily a result of $0.5 million of marketing, general and administrative expenses incurred by our newly acquired logistics business, ClearPointt.

Loss on Foreign Exchange. Loss on foreign exchange of less than $0.1 million for the three months ended September 30, 2015 remained relatively consistent with the three months ended September 30, 2014. Gains and losses on foreign currency primarily occur when foreign denominated financial assets and liabilities are either settled or remeasured in U.S. dollars. The loss on foreign exchange for the three months ended September 30, 2015 was primarily the result of movements in the U.S. dollar exchange rate against the Euro.

Net Interest Expense. Net interest expense decreased by $0.3 million, or 3%, to $9.0 million for the three months ended September 30, 2015, from $9.3 million for the three months ended September 30, 2014. There was a slight decrease in net interest expense attributable to a reduction in the average interest rate on outstanding debt, which was offset by a slight increase in our average loan principal balance as we continue to increase our borrowings to finance our acquisition of additional rental equipment.

Income Tax Expense. Income tax expense decreased by $0.2 million, or 14%, to $1.3 million for the three months ended September 30, 2015, from $1.5 million for the three months ended September 30, 2014. The full year estimated effective tax rate at September 30, 2015, before certain non-recurring discrete items, was 8.8%, compared to 9.0% for the three months ended September 30, 2014. The proportion of our on-lease owned fleet owned by subsidiary companies in Barbados and Bermuda, where income tax rates are lower than in the U.S., increased from approximately 91% as of September 30, 2014 to 93% as of September 30, 2015. The increase in the proportion of the fleet owned by our international subsidiaries has led to a corresponding increase in the proportion of pretax income generated in lower tax jurisdictions, resulting in a decrease in the effective tax rate.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The following table summarizes our operating results for the nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Nine Months Ended
	September 30,		Increase/ (Decrease)
	2015	2014	Amount	Percent

Total revenue	$183,975	$168,779	$15,196	9%
Operating expenses	113,996	92,827	21,169	23
Net interest expense	26,792	26,937	(145)	(1)
Net income attributable to CAI common stockholders	39,420	44,112	(4,692)	(11)

Total revenue for the nine months ended September 30, 2015 increased $15.2 million, or 9%, compared to the nine months ended September 30, 2014, primarily due to an  $11.5 million, or 7%, increase in rental revenue, a $5.5 million increase in logistics revenue and a $0.4 million, or 6%, increase in finance lease income, partially offset by a $2.2 million, or 48%, decrease in management fee revenue. Operating expenses for the nine months ended September 30, 2015 increased $21.2 million, or 23%, compared to the nine months ended September 30, 2014, mainly as a result of an  $8.3 million, or 14%, increase in depreciation expense, a $2.5 million, or 13%, increase in storage, handling and other expenses, a $4.9 million increase in logistics cost of sales, a $1.6 million, or 8% increase in marketing, general and administrative expenses and a $4.3 million, or 95%, decrease in gain on sale of used rental equipment, partially offset by a $0.3 million, or 84%, decrease in loss on foreign exchange. Net interest expense for the nine months ended September 30, 2015 decreased $0.1 million, or 1%, compared with the same nine-month period in 2014. The increase in revenue was offset by the increase in operating expenses, and resulted in a $4.7 million, or 11%, decrease in net income attributable to CAI common stockholders for the nine months ended September 30, 2015 compared to the same nine-month period in 2014.

Revenue. The following discussion explains the significant changes in the composition of our total revenue for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014:

Rental Revenue. Rental revenue increased $11.5 million, or 7%, to $169.1 million for the nine months ended September 30, 2015, from $157.6 million for the nine months ended September 30, 2014. This was primarily due to an  $8.8 million increase in rental revenue attributable to a 6% increase in the average number of CEUs of owned containers on lease and a $4.1 million increase in CAI Rail revenue as a result of a 93% increase in the size of our railcar fleet during the last twelve months, partially offset by a $3.0 million decrease in revenue resulting from a 2% decrease in average container per diem rental rates. We made investments in containers during the last twelve months which increased the average size of the owned fleet by 7%, and saw an increase in the average utilization of our owned fleet, on a CEU basis, from 91.7% in the nine months ended September 30, 2014 to 92.9% in the nine months ended September 30, 2015. The reduction in average container per diem rental rates has been caused by competitive market pressure, as well as our investment in used containers in the last twelve months through sale and leaseback transactions and the acquisition of container portfolios from our managed fleet. Used containers are purchased at a lower price, and command a lower per diem rental rate, than new containers. Approximately 20% of our investment in containers during the last twelve months was in used containers.

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

Logistics Revenue. Logistics revenue of $5.5 million was recognized for the nine months ended September 30, 2015, mainly attributable to the acquisition of ClearPointt during the quarter.

Finance Lease Income. Finance lease income of $7.0 million for the nine months ended September 30, 2015 increased $0.4 million, or 6%, from $6.5 million for the nine months ended September 30, 2014, reflecting additional finance leases entered into during the last 12 months.

Management Fee Revenue. Management fee revenue for the nine months ended September 30, 2015 was $2.5 million, a decrease of $2.2 million, or 48%, from $4.7 million for the nine months ended September 30, 2014, primarily due to a non-recurring charge of $0.8  million recorded during the year related to an adjustment of prior period management fees. In addition, there was a 15% reduction in the size of the on-lease managed container fleet as a result of our purchase of previously managed container portfolios, and a decrease of 2% in average per diem rates in our managed fleet compared to the nine months ended September 30, 2014.

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

Expenses.  The following discussion explains the significant changes in expenses for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014:

Depreciation of Rental Equipment. Depreciation of rental equipment increased by $8.3 million, or 14%, to $65.9 million for the nine months ended September 30, 2015, from $57.6 million for the nine months ended September 30, 2014. This increase was primarily attributable to a  7% increase in the size of our owned container fleet and an increase of $1.0 million in depreciation attributable to CAI Rail, reflecting the increase in size of our railcar fleet. Depreciation typically grows at a higher rate than the size of the fleet as older units with little or no depreciation charge are replaced with new equipment.

Storage, Handling and Other Expenses. Storage, handling and other expenses increased by $2.5 million, or 13%, to $21.8 million for the nine months ended September 30, 2015, from $19.3 million for the nine months ended September 30, 2014. The increase was primarily attributable to a $1.5 million increase in repair costs and a $0.7 million increase in storage costs caused by an increase in the average volume of off-lease and for sale owned container equipment during the nine months ended September 30, 2015 compared to the same nine-month period in 2014.

Logistics Cost of Sales. Logistics cost of sales of $4.9 million was recognized for the nine months ended September 30, 2015, mainly attributable to the acquisition of ClearPointt during the quarter.

Gain on Sale of Used Rental Equipment. Gain on sale of used rental equipment decreased by $4.3 million, or 95%, to $0.2 million for the nine months ended September 30, 2015, from $4.6 million for the nine months ended September 30, 2014. The decrease has primarily been caused by a reduction in average sale price, reflecting the continued decline in new equipment prices, as well as the impact of the strengthening of the dollar compared to other currencies. Included in gain on sale of used equipment for the nine months ended September 30, 2015 was a gain of $1.2 million arising from the sale of newly manufactured railcars, and a loss of $0.6 million due to the write-off of equipment on lease to a customer that is unlikely to be recovered.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased by $1.6 million, or 8%, to $21.4 million for the nine months ended September 30, 2015, from $19.8 million for the nine months ended September 30, 2014. The increase was primarily a result of higher employee-related costs in our Rail business as a result of an increase in headcount and $0.5 million of marketing, general and administrative expenses incurred by our newly acquired logistics business, ClearPointt.

Loss on Foreign Exchange. We recognized a loss of $0.1 million on foreign exchange transactions for the nine months ended September 30, 2015 compared to a loss of $0.4  million during the nine months ended September 30, 2014. Gains and losses on foreign currency primarily occur when foreign denominated financial assets and liabilities are either settled or remeasured in U.S. dollars. The loss on foreign exchange for the nine months ended September 30, 2015 was primarily the result of movements in the U.S. dollar exchange rate against the Euro.

Net Interest Expense. Net interest expense of $26.8 million for the nine months ended September 30, 2015 remained relatively consistent with the nine months ended September 30, 2014. There was a slight decrease in net interest expense attributable to a reduction in the average interest rate on outstanding debt, which was offset by a slight increase in our average loan principal balance as we continue to increase our borrowings to finance our acquisition of additional rental equipment.

Income Tax Expense. Income tax expense for the nine months ended September 30, 2015 was $3.7 million, compared to $4.9 million for the nine months ended September 30, 2014. The full year estimated effective tax rate at September 30, 2015, before certain non-recurring discrete items, was 8.8% compared to 9.0% for the nine months ended September 30, 2014. The proportion of our on-lease owned fleet owned by subsidiary companies in Barbados and Bermuda, where income tax rates are lower than in the U.S., increased from approximately 91% as of September 30, 2014 to 93% as of September 30, 2015. The increase in the proportion of the fleet owned by our international subsidiaries has led to a corresponding increase in the proportion of pretax income generated in lower tax jurisdictions, resulting in a decrease in the effective tax rate, excluding non-recurring discrete items.

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

Revolving Credit Facilities

(i)  On March 15, 2013, we entered into the Third Amended and Restated Revolving Credit Agreement, as amended, with a consortium of banks to finance the acquisition of container rental equipment and for general working capital purposes. As of September 30, 2015, the maximum commitment under the revolving credit facility was $775.0 million, which may be increased to a maximum of $960.0 million under certain conditions described in the agreement.  As of September 30, 2015, we had an outstanding balance of $497.1 million and availability of $277.8 million under the revolving credit facility (net of $0.1 million in letters of credit), subject to our ability to meet the collateral requirements under the agreement governing the facility. Based on the borrowing base and collateral requirements at September 30, 2015, the borrowing availability under the revolving credit facility was $126.2 million, assuming no additional contribution of assets. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

There is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The revolving credit facility provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to us. These credit commitments are part of, and not in addition to, the maximum credit commitment. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar Rate loans as defined in the revolving credit facility.  Interest rates are based on LIBOR for Eurodollar loans and Base Rate for Base Rate loans. As of September 30, 2015, the average interest rate on the revolving credit facility was 1.7%. The revolving credit facility will mature in March 2020.

We use the revolving credit facility primarily to fund the purchase of containers and for general working capital needs. As of September 30, 2015, we had commitments to purchase $5.6 million of containers and had rental equipment payable of $21.7  million. We have typically used our cash flow from operations and the proceeds from sales of equipment portfolios to third-party investors to repay our revolving credit facility. As we expand our owned fleet, the revolving credit facility balance will be higher and will result in higher interest expense.

(ii)  On July 25, 2014, we entered into an Amended and Restated Revolving Credit Agreement, as amended, for CAI Rail with a consortium of banks to finance the acquisition of railcars. As of September 30, 2015, the maximum credit commitment under the revolving line of credit was $250.0 million. CAI’s revolving credit facility may be increased to a maximum of $325.0 million, in accordance with the terms of the agreement. Borrowings under this revolving credit facility bear interest at a variable rate. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar loans as defined in the revolving credit agreement. Interest rates are based on LIBOR for Eurodollar loans and Base Rate for Base Rate loans. As of September 30, 2015, the average interest rate under the agreement was  2.0%.

As of September  30, 2015, the outstanding balance under CAI Rail’s revolving credit facility was $135.0 million. As of September 30, 2015, we had $115.0 million in availability under the facility, subject to our ability to meet the collateral requirements under the agreement governing the facility. Based on the borrowing base and collateral requirements at September 30, 2015, the borrowing availability under the revolving credit facility was $3.6 million, assuming no additional contribution of assets. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default. The revolving credit facility will terminate in July 2019.

We use the revolving credit facility primarily to fund the purchase of railcars. As of September 30, 2015, we had commitments to purchase $283.1 million of railcars; $101.2 million in the twelve months ending September 30, 2016, $136.4 million in the twelve months ending September 30, 2017, $32.1 million in the twelve months ending September 30, 2018 and $13.4 million in the twelve months ending September 30, 2019.

On October 22, 2015, we entered into the Second Amended and Restated Revolving Credit Agreement with a consortium of banks, pursuant to which the prior revolving credit facility was refinanced. The agreement was amended to extend the maturity date to October 22, 2020, reduce the interest rate, increase the commitment level from $250.0 million to $500.0 million, which may be increased up to a maximum of $700.0 million subject to certain conditions, and revise certain of the covenants and restrictions under the prior facility to provide us with additional flexibility.

Term Loan Facilities

(i)  On March 22, 2013, we entered into a $30.0 million five-year loan agreement with Development Bank of Japan (DBJ). The loan is payable in 19 quarterly installments of $0.5 million starting July 31, 2013 and a final payment of $21.5 million on April 30, 2018. The loan bears a variable interest rate based on LIBOR. As of September 30, 2015, the loan had a balance of $26.0 million and an average interest rate of 2.3%.

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

On October 1, 2014, we entered into an amended and restated term loan agreement with a consortium of banks, pursuant to which the prior loan agreement was refinanced. The amended and restated term loan agreement, which contains similar terms to the prior loan agreement, was amended to, among other things: (a) reduce borrowing rates from LIBOR plus 2.25% to LIBOR plus 1.6% (per annum) for Eurodollar loans, (b) increase the loan commitment from $115.0 million to $150.0 million, (c) extend the maturity date to October 1, 2019, and (d) revise certain of the covenants and restrictions under the prior loan agreement to provide the Company with additional flexibility. As of September 30, 2015, the term loan had a balance of $141.0 million and average interest rate of 1.9%.

(iii)  On April 11, 2012, we entered into another term loan agreement with a consortium of banks. The agreement, as amended, provides for a five-year term loan of up to $142.0 million, subject to certain borrowing conditions, which amount is secured by certain of our assets. The commitment under the loan may be increased to a maximum of $200.0 million, under certain conditions described in the agreement.  The term loan’s outstanding principal bears interest based on LIBOR and is amortized quarterly, with quarterly payments equal to 1.75% multiplied by the outstanding principal amount at such time. The full $142.0 million has been drawn and was primarily used to repay outstanding amounts under the revolving credit facility. All unpaid amounts then outstanding are due and payable on April 11, 2017. As of September 30, 2015, the loan had a balance of $111.9 million and an interest rate of 1.9%.

Asset-Backed Notes

(i)  On October 18, 2012, CAL II issued $171.0 million of 3.47% fixed rate asset-backed notes (Series 2012-1 Asset-Backed Notes).  Principal and interest on the Series 2102-1 Asset-Backed Notes is payable monthly commencing on November 26, 2012, and the Series 2012-1 Asset-Backed Notes mature in October 2027.  The proceeds from the Series 2012-1 Asset-Backed Notes were used to repay part of the Company’s borrowings under its senior revolving credit facility. The Series 2012-1 Asset-Backed Notes had a balance of $121.1 million as of September 30, 2015.

(ii)  On March 28, 2013, CAL II issued $229 million of 3.35% fixed rate asset-backed notes (Series 2013-1 Asset-Backed Notes). Principal and interest on the Series 2013-1 Asset-Backed Notes is payable monthly commencing on April 25, 2013, and the Series 2013-1 Asset-Backed Notes mature in March 2028. The proceeds from the new Series 2013-1 Asset-Backed Notes were used partly to reduce the balance of the Company’s term loan with a consortium of banks as described in paragraph (ii) of Term Loan Facilities above, and to partially pay down the Company’s senior revolving credit facility. The Series 2013-1 Asset-Backed Notes had a balance of $171.8 million as of September 30, 2015.

The agreements under each of the asset-backed notes described above require the Company to maintain a restricted cash account to cover payment of the obligations. As of September 30, 2015, the restricted cash account had a balance of $7.5  million.

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

The Notes bear interest at 4.9% per annum, due and payable semiannually on March 13 and September 13 of each year, commencing on March 13, 2013.  In addition, CAL is required to make certain principal payments on March 13 and September 13 of each year, commencing on March 13, 2013.  Any unpaid principal and interest is due and payable on September 13, 2022. As of September 30, 2015, the Notes had a balance of  $78.3  million.

On May 8, 2014, CAL entered into a short term uncommitted line of credit agreement.  Under this credit agreement, CAL is eligible to borrow up to $75.0 million, subject to certain borrowing conditions.  Loans made under the line of credit are repayable on the earlier of (a) 3 months after the loan is made, and (b) the facility termination date of May 8, 2016. Outstanding loans bear a variable interest rate based on LIBOR.  The full $75.0 million was drawn and was primarily used to repay outstanding amounts under our senior revolving credit facility. As of September 30, 2015, the full $75.0 million was paid down.

On October 2, 2015, the full $75.0 million was drawn again, which is due and payable on December 2, 2015.  We intend to renew the loan prior to its maturity date. Interest is charged on the outstanding loan at an annual rate of 1.5%.

On June 25, 2014, one of the Japanese investor funds that is consolidated by us as a VIE (see Note 3 to our unaudited consolidated financial statements) entered into a term loan agreement with a bank. Under the terms of the agreement, the Japanese investor fund entered into two loans; a five-year, amortizing loan of $9.2 million at a fixed interest rate of 2.7%, and a five-year, non-amortizing loan of $1.6 million at a variable interest rate based on LIBOR. The debt is secured by assets of the Japanese investor fund, and is subject to certain borrowing conditions set out in the loan agreement. As of September 30, 2015, the term loans held by the Japanese investor fund totaled $8.0 million and had an average interest rate of 2.6%.

As of September 30, 2015, we had collateralized financing obligations totaling $123.8 million (see Note 3 to our unaudited consolidated financial statements).  The obligations had an average interest rate of 0.7% as of September 30, 2015 with maturity dates between December 2015 and June 2019.

As of September 30, 2015, we had capital lease obligations of less than $0.1 million. The underlying obligations are denominated in Euros at floating interest rates averaging 2.8% as of September 30, 2015, with maturity dates between December 2015 and March 2016.

Our term loans, senior secured notes, asset-backed notes, collateralized financing obligations, term loans held by VIEs and capital lease obligations are secured by specific pools of rental equipment and other assets owned by the Company, the underlying leases thereon and the Company’s interest in any money received under such contracts.

In addition to customary events of default, our revolving credit facilities and term loans contain restrictive covenants, including limitations on certain liens, indebtedness and investments.  In addition, all of our debt facilities contain various restrictive financial and other covenants.  The financial covenants in our debt facilities require us to maintain (1) a consolidated funded debt to consolidated tangible net worth ratio of no more than 3.75:1.00; and (2) a fixed charge coverage ratio of at least 1.20:1.00. As of September 30, 2015, we were in compliance with all of our debt covenants.

Under certain conditions, as defined in our credit agreements with our banks and/or note holders, we are subject to certain cross default provisions that may result in an acceleration of principal repayments if an uncured default condition were to exist. Our asset-backed notes are not subject to any such cross default provisions.

Cash Flow

The following table sets forth certain cash flow information for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014

Net income	$39,516	$44,158
Adjustments to income	70,350	60,676
Net cash provided by operating activities	109,866	104,834
Net cash used in investing activities	(241,502)	(171,533)
Net cash provided by financing activities	142,192	71,672
Effect on cash of foreign currency translation	(209)	(264)
Net increase in cash	10,347	4,709
Cash at beginning of period	53,821	45,741
Cash at end of period	$64,168	$50,450

Operating Activities Cash Flows

Net cash provided by operating activities of $109.9 million for the nine months ended September 30, 2015 increased $5.0 million from $104.8 million for the nine months ended September 30, 2014. The increase was due to an  $8.1 million increase in net income as adjusted for depreciation, amortization and other non-cash items, partially offset by a $3.0 million decrease in our net working capital adjustments. Net working capital used in operating activities of $0.2 million in the nine months ended September 30, 2015 was due to a $0.6 million decrease in accounts payable, accrued expenses and other liabilities, primarily caused by the timing of payments, and a $5.4 million decrease in amounts due to container investors, partially offset by a decrease of $2.7 million in accounts receivable, primarily caused by the timing of receipts, a $0.8 million decrease in prepaid expenses and other assets, primarily due to amortization of prepaid loan fees, and a $2.3 million increase in unearned revenue, caused by an increase in the amount of advanced billing. Net working capital provided by operating activities of  $2.8 million in the nine months ended September 30, 2014 was due to a  $4.4 million decrease in prepaid expenses and other assets, primarily caused by the repayment of a $5 million deposit associated with a non-recurring settlement from a customer related to lease obligations from prior years, a $1.8 million increase in accounts payable, accrued expenses and other liabilities, primarily caused by the timing of payments, and a $1.4 million increase in unearned revenue, partially offset by a $3.7 increase in accounts receivable, primarily caused by the timing of receipts, and a $1.0 million decrease in amounts due to container investors.

Investing Activities Cash Flows

Net cash used in investing activities increased $70.0 million to $241.5 million for the nine months ended September 30, 2015, from $171.5 million for the nine months ended September 30, 2014. The increase in cash usage was primarily attributable to a $78.5 million increase in the purchase of rental equipment and the $4.1 million acquisition of our new logistics business, ClearPointt, partially offset by an increase of $8.2 million in cash proceeds received from sales of used rental equipment and an increase of $4.5 million in receipt of principal payments from direct finance leases.

Financing Activities Cash Flows

Net cash provided by financing activities for the nine months ended September 30, 2015 increased $70.5 million compared to the nine months ended September 30, 2014 primarily as a result of higher net borrowings being required to finance the acquisition of rental equipment. During the nine months ended September 30, 2015, our net cash inflow from borrowings was $149.5 million compared to $104.1 million for the nine months ended September 30, 2014, reflecting an increase in investment in rental equipment during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments by due date as of September 30, 2015 (in thousands):

	Payments Due by Period
		Less than	1-2	2-3	3-4	4-5	More than
	Total	1 year	years	years	years	years	5 years
Total debt obligations:
Revolving credit facilities	$632,150	$3,150	$-	$-	$135,000	$494,000	$-
Term loans	278,815	20,740	112,725	31,350	114,000	-	-
Senior secured notes	78,280	7,175	6,110	6,110	6,110	6,110	46,665
Asset-backed notes	292,875	40,000	40,000	40,000	40,000	40,000	92,875
Collateralized financing obligations	123,767	60,915	30,189	22,468	10,195	-	-
Term loans held by VIE	8,034	1,829	1,829	1,829	2,547	-	-
Capital lease obligations	32	32	-	-	-	-	-
Interest on debt and capital lease obligations (1)	122,651	31,263	27,682	23,945	21,573	10,248	7,940
Rental equipment payable	21,750	21,750	-	-	-	-	-
Rent, office facilities and equipment	2,829	1,328	1,213	218	70	-	-
Equipment purchase commitments	288,690	106,811	136,372	32,122	13,385	-	-
Total contractual obligations	$1,849,873	$294,993	$356,120	$158,042	$342,880	$550,358	$147,480

(1)

Our estimate of interest expense commitment includes $47.5 million relating to our revolving credit facilities, $15.0 million relating to our term loans, $19.7 million relating to our senior secured notes, $36.9 million relating to our asset back notes, $3.1 million relating to our collateralized financing obligations, $0.5 million relating to our term loans held by VIEs, and less than $0.1 million relating to our capital lease obligations. The calculation of interest commitment related to our debt assumes the following weighted-average interest rates as of September 30, 2015:  revolving credit facilities, 1.8%; term loans, 2.0%; senior secured notes, 4.9%; asset-backed notes, 3.4%; collateralized financing obligations, 0.7%; term loans held by VIE, 2.6%; and capital lease obligations, 2.8%. These calculations assume that weighted-average interest rates will remain at the same level over the next five years. We expect that interest rates will vary over time based upon fluctuations in the underlying indexes upon which these rates are based.

See Note 8 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of the terms of our debt.

Off-Balance Sheet Arrangements

As of September 30, 2015, we had no material off-balance sheet arrangements or obligations other than noted below. An off-balance sheet arrangement includes any contractual obligation, agreement or transaction arrangement involving an unconsolidated entity under which we would have: (1) retained a contingent interest in transferred assets; (2) an obligation under derivative instruments classified as equity; (3) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing, hedging or research and development services with us; or (4) made guarantees.

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

Critical Accounting Policies and Estimates

There have been no changes to our accounting policies during the nine months ended September 30, 2015.  See Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 27, 2015.

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

Foreign Exchange Rate Risk. Although we have significant foreign-based operations, the U.S. Dollar is our primary operating currency. Thus, most of our revenue and expenses are denominated in U.S. Dollars. We have equipment sales in British Pound Sterling, Euros and Japanese Yen and incur overhead costs in foreign currencies, primarily in British Pound Sterling and Euros. CAI Consent Sweden AB, one of our wholly-owned subsidiaries, has significant amounts of revenue as well as expenses denominated in Euros and Swedish Krone. During the nine months ended September 30, 2015, the U.S. Dollar increased in value in relation to other major foreign currencies (such as the Euro and British Pound Sterling). The increase in the U.S. Dollar has decreased our revenues and expenses denominated in foreign currencies. The increase in the value of the U.S. Dollar relative to foreign currencies will also result in U.S. dollar denominated assets held at some of our foreign subsidiaries to increase in value relative to the foreign subsidiaries’ local currencies. For the nine months ended September 30, 2015, we recognized a loss on foreign exchange of $0.1 million. A 10% change in foreign exchange rates would not have a material impact on our business, financial position, results of operations or cash flows.

Interest Rate Risk. The nature of our business exposes us to market risk arising from changes in interest rates to which our variable-rate debt is linked. As of September 30, 2015, the principal amount of debt outstanding under the variable-rate arrangements of our revolving credit facilities was $632.1 million. In addition, at September 30, 2015, we had balances on our variable-rate term loans of $278.8 million, term loans held by VIE of $8.0 million, and less than $0.1 million of variable rate capital lease obligations. The average interest rate on our variable rate debt was 1.8% as of  September 30, 2015 based on LIBOR plus a margin based on certain conditions set forth in our debt agreements.

A 1.0% increase or decrease in underlying interest rates for these debt obligations will increase or decrease interest expense by approximately $9.2 million annually assuming debt remains constant at September 30, 2015 levels.

We do not currently participate in hedging, interest rate swaps or other transactions to manage the market risks described above.

ITEM 4.CONTROLS AND PROCEDURES

Management Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2015 our disclosure controls and procedures were effective with respect to controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and are accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act) that occurred during the quarter ended September 30, 2015, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Per diem rates for our leased containers have declined over the past couple of years and may continue to decline in the future. Per diem rates for our leased containers depend on a large number of factors, including the following:

•	the global supply and demand balance for containers, including the level of market competition, steel prices and macro-economic factors such as interest rates;
•	the type and length of the lease;
•	embedded residual assumptions;
•	the type and age of the containers;
•	the number of new units available for lease by our competitors;
•	the location of the containers being leased; and
•	the price of new containers.

Because steel is the major component used in the construction of new containers, the price of new containers and per diem rates on new containers are highly correlated with the price of raw steel. For example, steel prices decreased during 2014 and 2015, which resulted in a corresponding decrease in new container prices. We cannot predict container prices in the future. If newly manufactured container prices continue to decline, we may need to lease the containers at low return rates or at a loss.

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

Sustained reduction in the prices of new containers could harm our business, results of operations and financial condition.

If the downturn in new container prices is sustained, the per diem lease rates of older, off-lease containers would also be expected to decrease and the prices obtained for containers sold at the end of their useful life would also be expected to decrease. Since the beginning of 2013, due primarily to decreases in steel prices and other macro-economic factors outside of our control, new container pricing and the sale prices of containers sold at the end of their useful life have declined. If the reduction in the price of new containers is sustained or continues to decline such that the market per diem lease rate or resale value for all containers is reduced further, our revenue and income could decline. A continuation of these factors could harm our business, financial condition, results of operations and cash flows, even if this sustained reduction in price would allow us to purchase new containers at a lower cost.

Gains and losses associated with the sale of used containers may fluctuate and adversely affect our results of operations.

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

Since the beginning of 2013, due primarily to decreases in steel prices and other macro-economic factors outside of our control, new container pricing and the sale prices of containers sold at the end of their useful life have declined. As a result, our disposal gains have decreased since the beginning of 2013 and disposal prices are close to, and in some cases below, our current residual values.  If used container prices decrease further from current levels, losses on the sale of used containers could increase, and our residual values may need to be reduced, which could result in asset impairment charges, and increased depreciation expense. A continued decline in these factors could have a material adverse effect on our business, financial condition, results of operations and cash flows.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2015—July 31, 2015	—	$—	—	1,000,000
August 1, 2015—August 31, 2015	396,169	12.48	396,169	603,831
September 1, 2015—September 30, 2015 2014	603,831	11.91	603,831	—
Total	1,000,000	$12.14	1,000,000	—

(1)

On July 28, 2015, we announced that our Board of Directors had approved the repurchase of up to one million shares of our outstanding common stock. The repurchase plan does not have an expiration date. During the three months ended September 30, 2015, we repurchased and retired 1,000,000 shares of our common stock at a weighted-average price of $12.14 per share for an aggregate price of approximately $12.1 million excluding related commission charges, under our publicly-announced repurchase plan. As of September 30, 2015, no shares remained available for repurchase under our share repurchase plan.

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

CAI International, Inc.
(Registrant)

November 4, 2015	/s/ VICTOR M. GARCIA
Victor M. Garcia
President and Chief Executive Officer
(Principal Executive Officer)

November 4, 2015	/s/ TIMOTHY B. PAGE
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

101

The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 and (v) Notes to Unaudited Consolidated Financial Statements.