Form 10-K
period 2015-12-31
CAI International, Inc.
filed 2016-03-03
CIK 1388430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Act). Yes ☐   No ☒

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the New York Stock Exchange on June 30, 2015) was approximately  $280.5 million. Shares of registrant’s common stock held by each executive officer, director and beneficial holders of 10% or more of our common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 31, 2016, there were 19,921,739  shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2016 Annual Meeting of Stockholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2015, are incorporated by reference into Part III hereof.

Annual Report on Form 10-K for the year ended December 31, 2015

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and service development efforts. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Annual Report on Form 10-K, the words “may,” “might,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under the caption Item 1A. “Risk Factors” in this Annual Report on Form 10-K and in all our other filings with the Securities and Exchange Commission (SEC). We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our filings with the SEC.

Unless the context requires otherwise, references to “CAI,” the “Company,” “we,” “us” or “our” in this Annual Report on Form 10-K refer to CAI International, Inc. and its subsidiaries.

 PART I

ITEM  1.BUSINESS

Our Company

We are one of the world’s leading transportation finance and logistics companies. We purchase equipment,  primarily intermodal shipping containers and railcars, which we lease to our customers. We also manage equipment for third-party investors. In operating our fleet, we lease, re-lease and dispose of equipment and contract for the repair, repositioning and storage of equipment.  We also provide domestic and international logistics services.

The following table shows the composition of our equipment fleet as of December 31, 2015 and our average utilization for the year ended December 31, 2015:

	As of
	December 31,	Percent of
	2015	Total Fleet
Owned container fleet in TEUs	984,085	83%
Managed container fleet in TEUs	198,093	17%
Total container fleet in TEUs	1,182,178	100%

Owned container fleet in CEUs	1,029,117	85%
Managed container fleet in CEUs	177,958	15%
Total container fleet in CEUs	1,207,075	100%

Owned railcar fleet in units	5,096	100%

Year Ended
December 31,
2015
Average container fleet utilization in TEUs	91.8%
Average container fleet utilization in CEUs	92.5%
Average railcar fleet utilization	96.6%

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

Our revenue consists of container lease income and rail lease income from our owned container and railcar fleets, management fee income for managing containers for third-party investors and logistics revenue for the provision of logistics services.  Substantially all of our revenue is denominated in U.S. dollars. For the year ended December 31, 2015, we recorded revenue of $249.7 million and net income attributable to CAI common stockholders of $26.8 million.  A comparison of our 2015 financial results with those of the prior years can be found in Item 6 “Selected Financial Data” of this Annual Report on Form 10-K.

We earn our revenue primarily from intermodal containers which are deployed by our customers in a wide variety of global trade routes.  Virtually all of our containers are used internationally and no container is domiciled in one particular place for a prolonged period of time. As such, substantially all of our container assets are considered to be international with no single country of use. Our railcars are used by lessees on railroads in North America.

History

We were founded in 1989 by our Chairman, Hiromitsu Ogawa, as a traditional container leasing company that leased containers owned by us to container shipping lines. We were originally incorporated under the name Container Applications International, Inc. in the State of Nevada in August 1989. In February 2007, we were reincorporated under our present name in the State of Delaware.

In December 2011, we formed CAI Rail Inc. (CAI Rail), as a wholly-owned subsidiary of CAI International, Inc.  CAI Rail was formed to purchase and lease-out a fleet of railcars in North America.

In July 2015, we purchased ClearPointt Logistics LLC (ClearPointt), a U.S.-based intermodal logistics company focused on the domestic intermodal market, for approximately $4.1 million. The Company is headquartered in Everett, Washington.

In February 2016, we purchased Challenger Overseas, LLC (Challenger), a New Jersey based Non-Vessel Operating Common Carrier (NVOCC) for approximately $10.8 million.

Corporate Information

Our corporate headquarters and principal executive offices are located at Steuart Tower, 1 Market Plaza, Suite 900, San Francisco, California 94105. Our telephone number is (415) 788-0100 and our website address is http://www.capps.com. We operate our business in 17 offices in 13 countries including the United States, and have agents in Asia, Europe, South Africa,  and South America. Our wholly-owned international subsidiaries are located in the United Kingdom, Japan, Malaysia, Sweden, Germany, Singapore, Luxembourg, Australia, Barbados and Bermuda. We also own 80% of CAIJ, Inc., which is an investment manager for third-party investors in Japan.

Segment Information

We organize our business by the nature of services we provide which includes equipment leasing, equipment management and logistics. Previously, we operated in only one industry and reportable segment, equipment leasing, and therefore did not disclose separate segments. Due to the growth of CAI Rail and the acquisition of ClearPointt during 2015, we now separate our business into three reportable segments, container leasing, rail leasing and logistics.

The operating results of each segment and details of our revenues for the years ended December 31, 2015, 2014 and 2013, and information regarding the geographic areas in which we do business is summarized in Note 17 to our consolidated financial statements in this Annual Report on Form 10-K.

Industry Overview

Container Leasing

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

The two principal categories of containers are described as follows:

•Dry van containers. A  dry van container is constructed of steel sides, roof and end panel with a set of doors on the other end, a wooden floor and a steel undercarriage. Dry van containers are the least expensive and most commonly used type of container. According to Container Census, 2015- Survey and Forecast of Global Container Units,  published by Drewry Maritime Research, dry van containers comprised approximately 89.2% of the worldwide container fleet, as measured in TEUs, as of the end of 2014. They are used to carry general cargo, such as manufactured component parts, consumer staples, electronics and apparel.

•Specialized equipment. Specialized equipment includes open-top, flat-rack, palletwide, swapbody and refrigerated containers, roll trailers, and generator sets. An open-top container is similar in construction to a dry van container except that the roof is replaced with a tarpaulin supported by removable roof bows. A flat-rack container is a heavily reinforced steel platform with a wood deck and steel end panels. Open-top and flat-rack containers are generally used to move heavy or oversized cargo, such as marble slabs, building products or machinery. Palletwide containers are a type of dry-van container externally similar to ISO standard containers, but internally about two inches wider so as to accommodate two European-sized pallets side-by-side. Swapbody containers are a type of dry van container designed to be easily transferred between rail, truck, and barge and are equipped with legs under their frames. A refrigerated container has an integrated refrigeration unit on one end which plugs into a generator set or other outside power source and is used to transport perishable goods. Roll trailers are a type of flat-bed trailer equipped with rubber wheels underneath for terminal haulage and stowage on board roll-on/roll-off vessels. According to Container Census, 2015- Survey and Forecast of Global Container Units, published by Drewry Maritime Research, specialized containers comprised approximately 10.8% of the worldwide container fleet, as measured in TEUs, as of the end of 2014.

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

Container shipping lines own and lease containers for their use. The Container Census, 2015- Survey and Forecast of Global Container Units,  published by Drewry Maritime Research, estimates that as of the end of 2014, transportation companies (including container shipping lines and freight forwarders), owned approximately 52.6% of the total worldwide container fleet and container leasing companies owned approximately 47.4% of the total worldwide container fleet based on TEUs. Given the uncertainty and variability of export volumes and the fact that container shipping lines have difficulty in accurately forecasting their container requirements at different ports, the availability of containers for lease significantly reduces a container shipping line’s need to purchase and maintain excess container inventory. In addition, container leases allow the container shipping lines to adjust their container fleets both seasonally and over time and help to balance trade flows. The flexibility offered by container leasing helps container shipping lines improve their overall fleet management and provides the container shipping lines with an alternative source of financing.

Fleet Overview. The table below summarizes the composition of our container fleet as of December 31, 2015 by type of equipment:

	Dry Van	Percent of	Specialized	Percent of		Percent of
	Containers	Total Fleet	Equipment	Total Fleet	Total	Total Fleet
Owned container fleet in TEUs	881,745	74%	102,340	9%	984,085	83%
Managed container fleet in TEUs	195,715	17%	2,378	0%	198,093	17%
Total container fleet in TEUs	1,077,460	91%	104,718	9%	1,182,178	100%

	Dry Van	Percent of	Specialized	Percent of		Percent of
	Containers	Total Fleet	Equipment	Total Fleet	Total	Total Fleet
Owned container fleet in CEUs	786,271	65%	242,846	20%	1,029,117	85%
Managed container fleet in CEUs	174,022	15%	3,936	0%	177,958	15%
Total container fleet in CEUs	960,293	80%	246,782	20%	1,207,075	100%

Management Services Overview. We manage containers for third-party investors under management agreements that cover portfolios of containers. We lease, re-lease and dispose of the containers and contract for their repair, repositioning and storage. Our management agreements have multiple year terms and provide that we receive a management fee based upon the actual net operating income for each container, which is equal to the actual rental revenue for a container less the actual operating expenses directly attributable to that container. Management fees are collected monthly or quarterly, depending upon the agreement, and generally are not paid if net operating revenue is zero or less for a particular period. If operating expenses exceed revenue, third-party investors are required to pay the excess or we may deduct the excess, including our management fee, from future net operating revenue. Under these agreements, we also receive a commission for selling or otherwise disposing of containers for the third-party investor. Our management agreements generally require us to indemnify the third-party investor for liabilities or losses arising out of a  breach of our obligations. In return, the third-party investor typically indemnifies us in our capacity as the manager of the container against a  breach by the third-party investor, sales taxes on commencement of the arrangement, withholding taxes on payments to the third-party investor under the management agreement and any other taxes, other than our income taxes, incurred with respect to the containers that are not otherwise included as operating expenses deductible from revenue.

Marketing and Operations Overview. Our marketing and operations personnel are responsible for developing and maintaining relationships with our lessees, facilitating lease contracts and maintaining the day-to-day coordination of operational issues. This coordination allows us to negotiate lease contracts that satisfy both our financial return requirements and our lessees’ operating needs. It also facilitates our awareness of lessees’ potential equipment shortages and their awareness of our available equipment inventories. We  have marketing and operations employees in ten countries, supported by independent agents in a further eight countries.

Leases Overview. To meet the needs of our lessees and achieve a favorable utilization rate, we lease containers under three main types of leases:

•Long-Term Leases. Our long-term leases have terms of one year or more and specify the number of containers to be leased, the pick-up and drop-off locations, the applicable per diem rate and the contract term. We typically enter into long-term leases for a fixed term ranging from three to eight years, with five-year term leases being most common. Our long-term leases generally require our lessees to maintain all units on lease for the duration of the lease, which provides us with scheduled lease payments. A small percentage of our long-term leases contain an early termination option and afford the lessee interchangeability of containers,  and the ability to redeliver containers if the lessee’s fleet requirements change. Generally, leases with an early termination provision impose various economic penalties to the customer if the customer elects to exercise the early termination provision.

•Short-Term Leases. Short-term leases include both master interchange leases and customized short-term leases. Master interchange leases provide a master framework pursuant to which lessees can lease containers on an as-needed basis, and thus command a higher per diem rate than long-term leases. The terms of master interchange leases are typically negotiated on an annual basis. Under our master interchange leases, lessees know in advance their per diem rates and drop-off locations, subject to monthly port limits. We also enter into other short-term leases that typically have a term of less than one year and are generally used for one-way leasing, typically for small quantities of containers. The terms of short-term leases are customized for the specific requirements of the lessee. Short-term leases are sometimes used to reposition containers to high-demand locations and accordingly may contain terms that provide incentives to lessees.

•Finance Leases. Finance leases provide our lessees with an alternative method to finance their container acquisitions. Finance leases are long-term in nature and require relatively little customer service attention. They ordinarily require fixed payments over a defined period and generally provide lessees with a right to purchase the leased containers for a nominal amount at the end of the lease term. Per diem rates under finance leases include an element of repayment of capital and, therefore, typically are higher than per diem rates charged under long-term leases. Finance leases require the container lessee to keep the container on lease for the entire term of the lease.

The following table provides a summary of our container fleet by lease type as of December 31, 2015:

	As of December 31, 2015
	TEUs	CEUs
Long-term leases	73%	74%
Short-term leases	19%	17%
Finance leases	8%	9%
Total	100%	100%

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

Re-leasing, Logistics Management and Depot Management. We believe that managing the period after lease termination, in particular after our containers’ first lease, is one of the most important aspects of our business. Successful management of this period requires disciplined re-leasing capabilities, logistics management and depot management.

•Re-leasing. Since our leases (other than finance leases) allow our lessees to return their containers, we typically lease a container several times during their useful life. New containers can usually be leased with a limited marketing and customer service infrastructure because initial leases for new containers typically cover large volumes of units and are fairly standardized transactions. Used containers, on the other hand, are typically leased in smaller transactions that are structured to accommodate pick-ups and returns in a variety of locations. Our utilization rates depend on our re-leasing abilities. Factors that affect our ability to re-lease used containers include the size of our lessee base, ability to anticipate lessee needs, our presence in relevant geographic locations and the level of service we provide our lessees. We believe that our global presence and long-standing relationships with more than 320 container lessees as of December 31, 2015 provide us an advantage over our smaller competitors in re-leasing our containers.

•Logistics Management. The shipping industry is characterized by large regional trade imbalances, with loaded containers generally flowing from export-oriented economies in Asia to other Asian countries, North America and Western Europe. Because of these trade imbalances, container shipping lines have an incentive to return leased containers in relatively low export areas to reduce the cost of shipping empty containers. We have managed this structural imbalance of inventories with the following approach:

•Limiting or prohibiting container returns to low-demand areas. In order to minimize our repositioning costs, our leases typically include a list of the specific locations to which containers may be returned, limitations on the number of containers that may be returned to low-demand locations, high drop-off charges for returning containers to low-demand locations or a combination of these provisions;

•Taking advantage of the secondary resale market. In order to maintain a younger fleet age profile, we have aggressively sold older containers when they are returned to low demand areas;

•Developing country-specific leasing markets to utilize older containers in the portable storage market. In North America and Western Europe, we lease on a limited basis older containers for use as portable storage;

•Seeking one-way lease opportunities to move containers from lower demand locations to higher demand locations. One-way leases may include incentives, such as free days, credits and damage waivers. The cost of offering these incentives is considerably less than the cost we would incur if we paid to reposition the containers; and

•Paying to reposition our containers to higher demand locations. At locations where our inventories remain high, despite the efforts described above, we will selectively choose to ship excess containers to locations with higher demand.

•Depot Management. As of December 31, 2015, we managed our equipment fleet through 254 independent equipment depot facilities located in 46 countries. Depot facilities are generally responsible for repairing containers when they are returned by lessees and for storing the containers while they are off-hire. Our operations group is responsible for managing our depot contracts and periodically visiting depot facilities to conduct inventory and repair audits. We also supplement our internal operations group with the use of independent inspection agents. As of December 31, 2015, a majority of our off-lease inventory was located at depots that are able to report notices of container activity and damage detail via electronic data interchange, or EDI.

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

Customer Concentration. Revenue from our ten largest container lessees represented 58.7% of container leasing revenue for the year ended December 31, 2015, with revenue from our single largest lessee,  CMA CGM, accounting for 13.1% of container leasing revenue, or $29.0 million. This $29.0 million of revenue represented 11.6% of our total revenue for this period.

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

Rail Leasing

Fleet Overview.  We own a fleet of railcars of various types including: 50ft and 60ft box cars for paper and forest products; covered hoppers for grain, cement, sand, plastic pellets and many other industrial products; general purpose tank cars that are used to transport food-grade and other non-hazardous commodities; gondolas for coal; and general service flat cars. We owned 5,096 railcars as of December 31, 2015.

In June 2015 we entered into a multi-year railcar order (the "Agreement") with a railcar manufacturer. Under the Agreement, we have committed to purchase 2,000 railcars of various types for use on the North American rail system. The specific type and quantity of railcars will be confirmed during the term of the Agreement, but the total investment is expected to be in excess of $200 million. The Agreement contains a delivery schedule that allows for the delivery of railcars in 2016, 2017 and 2018. The Agreement also includes various other provisions that detail the individual prices for the railcars, adjustments to purchase prices, warranties, car types, car specifications and limitations of liability.

In January 2016 we committed to the purchase of 300 additional railcars for a cost of $25 million. We expect delivery of these cars in the second and third quarters of 2016.

Overview of Our Leases.  We offer multiple lease options to our railcar customers, including full service leases, net operating leases and per diem leases. Our full service leases provide our customers with comprehensive management services including maintenance and the payment of taxes. Net operating leases allow customers to manage and pay the cost of operating and maintaining railcars themselves. Our per diem lease product enables customers to pay through a settlement process on an hourly and mileage basis.

Customer Concentration.  Our railcar customers are typically industrial companies who ship their products or raw materials by rail. We lease to a number of different industries and no customer generates more than 10% of our total monthly revenue. Our customers are generally large, creditworthy, industrial companies.  Additionally, we work with a number of North American Class I Railroads and regional carriers.

Our Competition.  We function in a highly competitive marketplace that includes large and small operating lessors, financial institutions with passive leasing enterprises, captive leasing companies owned by  manufacturers and at times with shippers holding large and diverse fleets of railcars. We compete on the basis of customer relationships, lease rate, maintenance expertise, service capability and availability of railcars.

Logistics

Overview of Our Services. We offer comprehensive intermodal, truck brokerage and logistics services through ClearPointt and our own logistics business. Through our network of transportation carriers and equipment providers, we arrange for the movement of our customers’ freight. We contract with railroads to provide transportation for the line-haul portion of the shipment and with local trucking companies, known as “drayage companies,” for pickup and delivery. We may also offer use of our own CAI equipment for domestic beneficial cargo owner (BCO) movements. As part of our intermodal and truck brokerage services, we negotiate and bundle rates for our customers, track shipments in transit, and handle claims for freight loss or damage on behalf of our customers. With our recent acquisition of Challenger, we are now able to provide international export and import services for full container loads, less than container loads, perishable cargo, project cargo, and airfreight across the globe.

We also have a network of logistics professionals dedicated to developing, implementing and operating customized logistics solutions. We offer a wide range of transportation management services and technology solutions including shipment optimization, load consolidation, mode selection, carrier management, load planning and execution and web-based shipment visibility.

Customer Concentration. We provide services to customers in a wide variety of industries, including consumer products, retail and durable goods. Revenue from our ten largest customers represented 61.9% of logistics revenue for the year ended December 31, 2015, with revenue from our largest and second largest customers accounting for 22.2% and 13.0% of logistics revenue, respectively, or $2.6 million and $1.5 million, respectively.

Our Competition. The transportation services industry is highly competitive. We compete against other logistics companies, third party brokers, and asset-backed trucking companies that market their own intermodal services. Several large trucking companies have entered into agreements with railroads to market intermodal services nationwide. Competition is based primarily on freight rates, quality of services, reliability, transit time and scope of operations.

Relationship with Railroads.  A key element of our business strategy is to strengthen our close working relationship with the major intermodal railroads in the United States. Due to our size and relative importance, some railroads have dedicated support personnel to focus on our day-to-day service requirements. We have relationships with all seven of the Class 1 freight railroads, and our senior executives meet with each of the railroads on a regular basis to discuss major strategic issues concerning intermodal transportation.

Transportation rates are market driven. We sometimes negotiate with the railroads or other major service providers on a route or customer specific basis. Consistent with industry practice, some of the rates we negotiate are special commodity quotations (“SCQs”), which provide discounts from published price lists based on competitive market factors and are designed by the railroads or major service providers to attract new business or to retain existing business. SCQ rates are generally issued for the account of a single IMC. SCQ rates apply to specific customers in specified shipping lanes for a specific period of time, usually up to 12 months.

Relationship with Drayage Companies.  We have a “Quality Drayage Program,” under which participants commit to provide high quality drayage service along with clean and safe equipment, maintain a defined on-time performance level and follow specified procedures designed to minimize freight loss and damage. We negotiate drayage rates for transportation between specific origin and destination points.

Relationship with Trucking Companies.  Our truck brokerage operation has a large number of active trucking companies that we use to transport freight. Our corporate headquarters handles the administrative and regulatory aspects of the trucking company relationship. Our relationships with these trucking companies are important since these relationships determine pricing, load coverage and overall service.

Risk Management and Insurance.  We require all drayage companies participating in our Quality Drayage Program to carry general liability insurance, truckman’s auto liability insurance and cargo insurance. Railroads, which are self-insured, provide limited cargo protection per shipment. To cover freight loss or damage when a carrier’s liability cannot be established or a carrier’s insurance is insufficient to cover the claim, we carry our own cargo insurance.

Credit Control

We provide services for container shipping lines, freight forwarders, railroads and other companies that meet our credit criteria. Our credit policy sets different maximum exposure limits depending on our relationship and previous experience with each equipment lessee. Credit criteria may include, but are not limited to, trade route, country, social and political climate, assessments of net worth, asset ownership, bank and trade credit references, credit bureau reports, including those from Dynamar, operational history and financial strength. We monitor our customers’ performance on an ongoing basis. Our credit control processes are aided by the long payment experience we have with most of our customers, our broad network of relationships that provide current information about our customers’ market reputations and our focus on collections.

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

Our logistics business is licensed by the Department of Transportation as brokers in arranging for the transportation of general commodities by motor vehicle. To the extent that we perform truck brokerage services, we do so under these licenses. The Department of Transportation prescribes qualifications for acting in this capacity, including a surety bond that we have posted. To date, compliance with these regulations has not had a material adverse effect on our results of operations or financial condition. However, the transportation industry is subject to legislative or regulatory changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and cost of providing, transportation services.

Employees

As of December 31, 2015,  we had 128 employees worldwide. We are not a party to any collective bargaining agreements. We believe that relations with our employees are good.

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

Risks Related to Container Leasing

Market conditions are very weak due to a combination of factors, including significant declines in steel prices, new container prices, used container prices and slower trade growth which has led to much lower demand for containers, and this decline in market conditions has accelerated in the fourth quarter of 2015 and into 2016.

Market conditions are unusually weak and such weakness is accelerating due to a combination of factors which have significantly reduced our profitability. There has been an overall decline in worldwide commodity prices, and in particular, steel prices, which have declined approximately 40% from October 2014 through December 2015. Quarter to quarter world containerized trade growth decelerated significantly during 2015 as compared to the respective quarterly periods of 2014. The decline in steel prices, along with slower trade growth that has resulted in a reduced demand for containers, has contributed to a significant decline in the price of new containers, which along with low interest rates, has resulted in market lease rates reaching historically low levels. In addition, we have a large number of historically high rate leases that are expiring from 2016 through 2020 and those that have expired or been renegotiated have been re-priced at today’s historically low lease rates. Used equipment is being sold at substantially lower prices, resulting in losses on the sale of equipment. All of the above factors are contributing to the pressure on our profitability and these current conditions are expected to continue in the short-term. If these trends continue, our profitability will decline further, which could limit the availability of our liquidity and capital resources and therefore constrain our ability to invest in additional containers or repurchase our common shares.

Container leasing demand can be negatively affected by numerous market factors as well as external political and economic events that are beyond our control. Decreasing leasing demand could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Demand for containers depends largely on the rate of world trade and economic growth. Demand for leased containers is also driven by our customers’ “lease vs. buy” decisions. Cyclical recessions can negatively affect lessors’ operating results because during economic downturns or periods of reduced trade, shipping lines tend to lease fewer containers, or lease containers only at reduced rates, and tend to rely more on their own fleets to satisfy a greater percentage of their requirements. As a result, during periods of weak global economic activity, container lessors like ourselves typically experience decreased leasing demand, decreased equipment utilization, lower average rental rates, decreased leasing revenue, decreased used container resale prices and significantly decreased profitability. These effects can be severe.

For example, our profitability decreased significantly from the third quarter of 2008 to the third quarter of 2009 due to the effects of the global financial crisis, and profitability would have decreased further if trade activity did not start to recover at the end of 2009. In 2015, our operating performance and profitability was also negatively impacted due to slower global trade growth resulting in reduced demand for leased containers, decreasing utilization, decreases in lease rental revenue, decreased used container sales prices, and higher operating costs. These conditions have continued, and to some degree accelerated, in the fourth quarter of 2015 and the first month of 2016. If these trends continue, our profitability will be negatively affected, which could constrain our ability to invest in additional containers or repurchase our common shares.

Other general factors affecting demand for leased containers, container utilization and per diem rental rates include:

•available supply and prices of new and used containers;

•changes in the operating efficiency of our customers;

•economic conditions and competitive pressures in the shipping industry;

•shifting trends and patterns of cargo traffic, including a reduction in exports from Asian nations or increased trade imbalances;

•the availability and terms of container financing;

•fluctuations in interest rates and foreign currency values;

•overcapacity or undercapacity of the container manufacturers;

•the lead times required to purchase containers;

•the number of containers purchased by competitors and container lessees;

•container ship fleet overcapacity or undercapacity;

•increased repositioning by container shipping lines of their own empty containers to higher-demand locations in lieu of leasing containers from us;

•consolidation or withdrawal of individual container lessees in the container shipping industry;

•import/export tariffs and restrictions;

•customs procedures, foreign exchange controls and other governmental regulations;

•natural disasters that are severe enough to affect local and global economies;

•political and economic factors;

•currency exchange rates; and

•future regulations which could restrict our current business practices and increase our cost of doing business.

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

Lease rates may still decrease further due to a decrease in new container prices, weak leasing demand, increased competition or other factors, resulting in reduced revenues, lower margins, and reduced profitability and cash flows.

Market leasing rates are typically a function of, among other things, new equipment prices (which are heavily influenced by steel prices), interest rates, the type and length of the lease, the equipment supply and demand balance at a particular time and location, and other factors more fully described below. A decrease in leasing rates can have a materially adverse effect on our leasing revenues, profitability and cash flow.

A decrease in market leasing rates negatively impacts the leasing rates on both new container investments and the existing containers in our fleet. Most of our existing containers are on operating leases, which means that the lease term is shorter than the expected life of the container, so the lease rate we receive for the container is subject to change at the expiration of the current lease. Lower new container prices, widespread availability of attractively priced financing, and aggressive competition for new leasing transactions continue to pressure market lease rates, and market lease rates are currently significantly below our portfolio average. As a result, during periods of low market lease rates, including the present period, the average lease rate received for our containers is negatively impacted by both the addition of new containers at low lease rates as well as, and more significantly by, the turnover of existing containers from leases with higher lease rates to leases with lower lease rates.

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

The demand for leased containers is particularly tied to international trade. If international trade were to decrease, it could reduce demand for container leasing, which would materially adversely affect our business, financial condition and results of operations.

A substantial portion of our containers are used in trade involving goods being shipped from exporting countries (e.g., China and other Asian countries) to importing countries (e.g., the United States or European nations). The willingness and ability of international consumers to purchase foreign goods is dependent upon political support for an absence of government-imposed barriers to international trade in goods and services. For example, international consumer demand for foreign goods is related to price; if the price differential between foreign goods and domestically-produced goods were to decrease due to increased tariffs on foreign goods, strengthening in the applicable foreign currencies relative to domestic currencies, rising foreign wages, increasing input or energy costs or other factors, then demand for foreign goods could decrease, which in turn could result in reduced demand for container leasing. A similar reduction in demand for container leasing could result from an increased use of quotas or other technical barriers to restrict trade. The current regime of relatively free trade may not continue, which would materially adversely affect our business, financial condition and results of operations.

Our customers may decide to lease fewer containers. Should shipping lines decide to buy a larger percentage of the containers they operate, our utilization rate and level of investment would decrease, resulting in decreased leasing revenues, increased storage costs, increased repositioning costs and lower growth.

We, like other suppliers of leased containers, are dependent upon decisions by shipping lines to lease rather than buy their container equipment. Should shipping lines decide to buy a larger percentage of the containers they operate, our utilization rate would decrease, resulting in decreased leasing revenues, increased storage costs and increased positioning costs. A decrease in the portion of leased containers operated by shipping lines would also reduce our investment opportunities and significantly constrain our growth. Most of the factors affecting the decisions of our customers are outside of our control.

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

Used container selling prices and the gains or losses that we have recognized from selling used containers have varied widely over the last fifteen years. Selling prices for used containers and our disposal gains were exceptionally high from 2010 to 2012 due to a generally tight global supply and demand balance for containers.

Since the beginning of 2013, due primarily to decreases in steel prices and other macro-economic factors outside of our control, new container pricing and the sale prices of containers sold at the end of their useful life have declined. As a result, our disposal gains have decreased since the beginning of 2013.  Disposal prices are close to, and in many cases below, our current residual values, which has resulted in losses being recognized on the sale of used equipment in 2015. We also incurred a charge of $24.5 million in 2015 to impair the carrying value of certain off-lease equipment. If used container prices decrease further from current levels, losses on the sale of used containers could increase, our residuals may need to be reduced, resulting in increased depreciation expense, and we may incur additional asset impairment charges, and increased depreciation expense. A continued decline in these factors could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We may incur additional asset impairment charges and depreciation expense.

We incurred a charge of $24.5 million in 2015 to impair the carrying value of certain off-lease equipment. Additional asset impairment charges may result from the occurrence of unexpected adverse events or management decisions that impact our estimates of expected cash flows generated from our long-lived assets. We review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We may be required to recognize additional asset impairment charges in the future as a result of prolonged reductions in demand for specific container types, an extended weak economic environment, persistent challenging market conditions, events related to particular customers or asset type, or as a result of asset or portfolio sale decisions by management. If an asset, or group of assets, is considered to be impaired, it may also indicate that the residual value of the associated equipment type needs to be reduced. If residual values of our rental equipment are lowered, then our depreciation expense will increase, which could have an adverse impact on our business, financial condition and results of operations.

We derive a substantial portion of our revenue from a limited number of equipment lessees. The loss of, or reduction in business by, any of these equipment lessees, or a default from any large equipment lessee, could result in a significant loss of revenue and cash flow.

We have derived, and believe that we will continue to derive, a significant portion of our revenue and cash flow from a limited number of equipment lessees. Revenue from our ten largest lessees represented 51.9% of total revenue for the year ended December 31, 2015, with revenue from our single largest lessee accounting for 11.6%, or $29.0 million. As our business grows, we expect the proportion of revenue generated by our larger customers to continue to increase. The loss of such a customer would have a material adverse impact on our business, financial condition, results of operations and cash flows. In addition, a default by any of our largest lessees would result in a major reduction in our leasing revenue, large repossession expenses, potentially large lost equipment charges and a material adverse impact on our performance and financial condition.

Sustained Asian economic, social or political instability could reduce demand for leasing.

Many of our customers are substantially dependent upon shipments of goods exported from Asia. From time to time, there have been economic disruptions, financial turmoil, natural disasters and political instability in this region. If these events were to occur in the future, they could adversely affect our equipment lessees and the general demand for shipping and lead to reduced demand for leased equipment or otherwise adversely affect us. Currently China is transitioning from an export based economy to a domestic demand economy. Any consequent reductions in demand for leased equipment could adversely impact our business, financial condition, results of operations and cash flows.

Consolidation and concentration in the container shipping industry could decrease the demand for leased containers.

We primarily lease containers to container shipping lines. We estimate that container shipping lines require approximately two TEUs of available containers for every TEU of capacity on their container ships. The container shipping lines have historically relied on a large number of leased containers to satisfy their needs. Consolidation of major container shipping lines could create efficiencies and decrease the demand that container shipping lines have for leased containers because they may be able to fulfill a larger portion of their needs through their owned container fleets. It could also create concentration of credit risk if the number of our container lessees decreases due to consolidation. Additionally, large container shipping lines with significant resources could choose to manufacture their own containers, which would decrease their demand for leased containers and could have an adverse impact on our business, financial condition, results of operations and cash flows.  Finally, decreased demand from shipping companies for leased containers could also occur due to consolidation caused by the financial failure of container shipping companies.

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

It may become more expensive for us to store our off-hire containers.

We are dependent on third-party depot operators to repair and store our equipment in port areas throughout the world. In many of these locations the land occupied by these depots is increasingly being considered as prime real estate. Accordingly, local communities are considering increasing restrictions on depot operations which may increase their costs of operation and in some cases force depots to relocate to sites further from the port areas. Additionally, depots in prime locations may become filled to capacity based on market conditions and may refuse additional containers due to space constraints. This could require us to enter into higher-cost storage agreements with third-party depot operators in order to accommodate our customers’ turn-in requirements and could result in increased costs and expenses for us. If these changes affect a large number of our depots it could significantly increase the cost of maintaining and storing our off-hire containers.

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

Our business requires large amounts of working capital to fund our operations. We are aware that some of our competitors have had ownership changes and there has been consolidation in the industry in recent years. As a consequence, these competitors may have greater resources available to aggressively seek to expand their market share. This could include offering lease rates with which we may not be able to effectively compete. We may not be able to compete successfully against these competitors.

Competition among equipment leasing companies depends upon many factors, including, among others, per diem rates; lease terms, including lease duration, drop-off restrictions and repair provisions; customer service; and the location, availability, quality and individual characteristics of equipment units.  The highly competitive nature of our industry may reduce lease rates and margins and undermine our ability to maintain our current level of container utilization or achieve our growth plans.

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

We are also subject to risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. These risks include:

•regional or local economic downturns;

•changes in governmental policy or regulation;

•restrictions on the transfer of funds into or out of the countries in which we operate;

•import and export duties and quotas;

•value-added tax and other sales-type taxes which could result in additional costs to us if they are not properly collected or paid;

•domestic and foreign customs and tariffs;

•international incidents;

•war, hostilities, terrorist attacks, piracy, or the threat of any of these events;

•government instability;

•nationalization of foreign assets;

•government protectionism;

•compliance with export controls, including those of the U.S. Department of Commerce;

•compliance with import procedures and controls, including those of the U.S. Department of Homeland Security;

•consequences from changes in tax laws, including tax laws pertaining to container investors;

•potential liabilities relating to foreign withholding taxes;

•labor or other disruptions at key ports;

•difficulty in staffing and managing widespread operations; and

•restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions.

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

Many countries, including the United States, restrict, prohibit or otherwise regulate the use of chemical refrigerants due to their ozone depleting and global warming effects. Our refrigerated containers currently use R134A or 404A refrigerant. While R134A and 404A do not contain CFCs (which have been restricted since 1995), the European Union has instituted regulations beginning in 2011 to phase out the use of R134A in automobile air conditioning systems due to concern that the release of R134A into the atmosphere may contribute to global warming. While the European Union regulations do not currently restrict the use of R134A or 404A in refrigerated containers or trailers, it has been proposed that, beginning in 2025, R134A and 404A usage in refrigerated containers will be banned, although the final decision has not yet been made. Further, certain manufacturers of refrigerated containers, including the largest manufacturer of cooling machines for refrigerated containers, have begun testing units that utilize alternative refrigerants, such as carbon dioxide, that may have less global warming potential than R134A and 404A. If future regulations prohibit the use or servicing of containers using R134A or 404A refrigerants, we could be forced to incur large retrofitting expenses. In addition, refrigerated containers that are not retrofitted may become difficult to lease, command lower rental rates and disposal prices, or may have to be scrapped.

Also, the foam insulation in the walls of intermodal refrigerated containers requires the use of a blowing agent that contains hydrochlofluorcarbons (CFCs, specifically HCFC-141b). Manufacturers are in various stages of phasing out the use of this blowing agent in the manufacturing process. In accordance with the Montreal Protocol on Substances that Deplete the Ozone Layer, the continued use of HCFC-141b in manufacturing is currently permitted. The European Union (“EU”) prohibits the import and the placing on the market in the EU of intermodal containers with insulation made with HCFC-141b (“EU Regulation”). However, the European Commission has recognized that notwithstanding its regulation, under international conventions governing free movement of intermodal containers, the use of such intermodal refrigerated containers admitted into EU countries on temporary customs admission should be permitted. Each country in the EU has its own individual and different regulations to implement the EU Regulation.  We have procedures in place that we believe comply with the EU and country regulations. However, if such intermodal refrigerated containers exceed their temporary customs admission period and/or their custom admissions status changes (e.g., should such container be off-hired) and such intermodal refrigerated containers are deemed placed on the market in the EU, or if our procedures are deemed not to comply with EU or a country’s regulation, we could be subject to fines and penalties. Also, if future international conventions or regulations prohibit the use or servicing of containers with foam insulation that utilized this blowing agent during the manufacturing process, we could be forced to incur large retrofitting expenses and those containers that are not retrofitted may become more difficult to lease and command lower rental rates and disposal prices.

An additional environmental concern affecting our operations relates to the construction materials used in our dry containers. The floors of dry containers are plywood, usually made from tropical hardwoods. Due to concerns regarding the de-forestation of tropical rain forests and climate change, many countries which have been the source of these hardwoods have implemented severe restrictions on the cutting and export of these woods. Accordingly, container manufacturers have switched a significant portion of production to more readily available alternatives such as birch, bamboo, and other farm grown wood species. Container users are also evaluating alternative designs that would limit the amount of plywood required and are also considering possible synthetic materials to replace the plywood. These new woods or other alternatives have not proven their durability over the typical 10 to 15 year life of a dry container, and if they cannot perform as well as the hardwoods have historically, the future repair and operating costs for these containers could be significantly higher and the useful life of the containers may be decreased.

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

A testing procedure has been developed and approved by the IICL to determine whether counterfeit gas has been used to service a refrigeration machine. These tests are carried out on our refrigeration machines when they are off-hired and returned to a depot.  If such tests are not proven safe and effective or if the use of such counterfeit and improper refrigerant is more widespread than currently believed, the value of our refrigerated container fleet and our ability to lease refrigerated containers could be materially impaired and could therefore have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Risks Related to Railcar Leasing

Weak economic conditions, financial market volatility, and other factors may decrease customer demand for our assets and services and negatively impact our business and results of operations.

We rely on continued demand from our customers to lease our railcars. Demand for railcars depends on the markets for our customers’ products and services and the strength and growth of their businesses. Some of our customers operate in cyclical markets, such as the steel, chemical, and construction industries, which are susceptible to macroeconomic downturns and may experience significant changes in demand over time. Weakness in certain sectors of the economy in the United States and other parts of the world may make it more difficult for us to lease certain types of railcars that are either returned at the end of a lease term or returned as a result of a customer bankruptcy or default.

In many cases, demand for our assets also depends on our customers’ desire to lease, rather than buy, the assets. Tax and accounting considerations, interest rates, and operational flexibility, among other factors, may influence a customer’s decision to lease or buy assets. We have no control over these external considerations, and changes in these factors, including potential changes to lease accounting rules, could negatively impact demand for our assets held for lease.

Additional factors, such as changes in harvest or production volumes, changes in supply chains, choices in types of transportation assets, availability of substitutes and other operational needs may also influence customer demand for our assets. Significant declines in customer demand for our assets and services could adversely affect our financial performance.

We may be unable to maintain assets on lease at satisfactory rates.

Our profitability depends on our ability to lease railcars at satisfactory rates, sell railcars, and to re-lease railcars upon lease expiration. Circumstances such as economic downturns, changes in customer behavior, excess capacity in particular railcar types or generally in the marketplace, or other changes in supply or demand can adversely affect asset utilization rates and lease rates. Economic uncertainty or a decline in customer demand for our railcars could cause customers to request shorter lease terms and lower lease rates, which may result in a decrease in our asset utilization rate and reduced revenues. Alternatively, customers may seek to lock-in relatively low lease rates for longer terms, which may result in an adverse impact on current or future revenues.

Our rail operations are subject to various laws, rules, and regulations. If these laws, rules, and regulations change or we fail to comply with them, it could have a significant negative effect on our business and profitability.

Our rail operations are subject to various laws, rules, and regulations administered by authorities in jurisdictions where we do business. In the United States, our railcar fleet is subject to safety, operations, maintenance, and mechanical standards, rules, and regulations enforced by various federal and state agencies and industry organizations, including the U.S. Department of Transportation, the Federal Railroad Administration, and the Association of American Railroads. State agencies regulate some health and safety matters related to rail operations not otherwise preempted by federal law. Our business and railcar fleet may be adversely impacted by new rules or regulations, or changes to existing rules or regulations, which could require additional maintenance or substantial modification or refurbishment of our railcars, or could make certain types of railcars inoperable or obsolete or require them to be phased out prior to the end of their useful lives. In addition, violations of these rules and regulations can result in substantial fines and penalties, including potential limitations on operations or forfeitures of assets.

Our access to newly built railcars may be limited, and long-term railcar purchase commitments could subject us to material operational and financial risks.

Our ability to acquire newly built railcars could be limited if we are unable to acquire railcars from manufacturers on competitive terms.

In order to obtain committed access to a supply of newly built railcars on competitive terms, we sometimes enter into long-term supply agreements with manufacturers to purchase significant numbers of newly built railcars over a multi-year period. In many cases, we cannot cancel or materially reduce our orders under these purchase commitments. Therefore, if economic conditions weaken during the term of a long-term supply agreement, it is possible that we may be required to continue to accept delivery of, and pay for, new railcars at times when it may be difficult for us to lease such railcars and our financing costs may be high, which could negatively affect our revenues and profitability.

A significant and sustained decrease in the price of crude oil and related products could reduce customer demand for our railcars.

Demand for railcars that are used to transport commodities used in drilling operations, including frac sand, is dependent on the demand for these commodities. Sustained low oil prices could cause oil producers to curtail the drilling of new wells or cease production at certain existing wells that are uneconomical to operate at current crude price levels. Reduced oil drilling activity could result in decreased demand for our railcars used to transport the commodities used in drilling operations, such as frac sand.

We may incur future asset impairment charges.

We review long-lived assets for impairment regularly, or when circumstances indicate the carrying value of an asset or investment may not be recoverable. Among other circumstances, the following may change our estimates of the cash flows we expect our long-lived assets or joint venture investments will generate, which could require us to recognize asset impairment charges:

•a weak economic environment or challenging market conditions;

•new laws, rules or regulations affecting our assets, or changes to existing laws, rules or regulations;

•events related to particular customers or asset types; and

•asset portfolio sale decisions by management.

Our assets may become obsolete.

In addition to changes in laws, rules, and regulations that may make assets obsolete, changes in the preferred method our customers use to ship their products, changes in demand for particular products, or a shift by customers toward purchasing assets rather than leasing them may adversely impact us. Our customers' industries are driven by dynamic market forces and trends, which are influenced by economic and political factors. Changes in our customers' markets may significantly affect demand for our rail assets. A reduction in customer demand or change in customers' preferred method of product transportation could result in the economic obsolescence of the assets leased by those customers.

Competition could result in decreased profitability.

We operate in a highly competitive business environment. In certain cases, our competitors are larger than we are and have greater financial resources, higher credit ratings, and a lower cost of capital. In addition, we compete against railcar manufacturers that have leasing subsidiaries. These factors may enable our competitors to offer leases to customers at lower rates than we can provide, thus negatively impacting our profitability, asset utilization and investment volume.

Risk Related to Logistics

Because we depend on railroads for our operations, our operating results and financial condition are likely to be adversely affected by any reduction or deterioration in rail service.

We depend on the major railroads in the United States for virtually all of the intermodal services we provide. In many markets, rail service is limited to one or a few railroads. Consequently, a reduction in, or elimination of, rail service to a particular market is likely to adversely affect our ability to provide intermodal transportation services to some of our customers. In addition, the railroads are relatively free to adjust shipping rates up or down as market conditions permit. Rate increases would result in higher intermodal transportation costs, reducing the attractiveness of intermodal transportation compared to truck or other transportation modes, which could cause a decrease in demand for our services. Further, our ability to continue to expand our intermodal transportation business is dependent upon the railroads’ ability to increase capacity for intermodal freight and provide consistent and reliable service. Our business could also be adversely affected by a work stoppage at one or more railroads or by adverse weather conditions or other factors that hinder the railroads’ ability to provide reliable transportation services. In the past, there have been service issues when railroads have merged. As a result, we cannot predict what effect, if any, further consolidations among railroads may have on intermodal transportation services or our results of operations.

Because our relationships with the major railroads are critical to our ability to provide intermodal transportation services, our business may be adversely affected by any change to those relationships.

We have important relationships with certain major U.S. railroads. To date, the railroads have chosen to rely on us, other Intermodal Marketing Companies (IMCs) and other intermodal competitors to market their intermodal services rather than fully developing their own marketing capabilities. If one or more of the major railroads were to decide to reduce their dependence on us, the volume of intermodal shipments we arrange would likely decline, which could adversely affect our results of operations and financial condition.

Because we rely on drayage companies in our intermodal operations, our ability to expand our business or maintain our profitability may be adversely affected by a shortage of drivers and drayage capacity.

In certain markets we serve, we use third-party drayage companies for pickup and delivery of some or all of our intermodal containers. Most drayage companies operate relatively small fleets and have limited access to capital for fleet expansion. In some of our markets, there are a limited number of drayage companies that can meet our quality standards. This could limit our ability to expand our intermodal business or require us to establish more of our own drayage operations in some markets, which could increase our operating costs and could adversely affect our profitability and financial condition. Also, the trucking industry chronically experiences a shortage of available drivers, which may limit the ability of third-party drayage companies to expand their fleets. This shortage also may require them to increase drivers’ compensation, thereby increasing our cost of providing drayage services to our customers. Therefore, the driver shortage could also adversely affect our profitability and limit our ability to expand our intermodal business.

Because we depend on trucking companies for our truck brokerage services, our ability to maintain or expand our truck brokerage business may be adversely affected by a shortage of trucking capacity.

We depend upon various third-party trucking companies for the transportation of our customers’ loads. Particularly during periods of economic expansion, trucking companies may be unable to expand their fleets due to capital constraints or chronic driver shortages, and these trucking companies also may raise their rates. If we face insufficient capacity among our third-party trucking companies, we may be unable to maintain or expand our truck brokerage business. Also, we may be unable to pass rate increases on to our customers, which could adversely affect our profitability.

Our results of operations are susceptible to changes in general economic conditions and cyclical fluctuations.

Economic recession, customers’ business cycles, changes in fuel prices and supply, interest rate fluctuations, increases in fuel or energy taxes and other general economic factors affect the demand for transportation services and the operating costs of railroads, trucking companies and drayage companies. We have little or no control over any of these factors or their effects on the transportation industry. Increases in the operating costs of railroads, trucking companies or drayage companies can be expected to result in higher freight rates. Our operating margins could be adversely affected if we were unable to pass through to our customers the full amount of higher freight rates. Economic recession or a downturn in customers’ business cycles also may have an adverse effect on our results of operations and growth by reducing demand for our services. Therefore, our results of operations, like the entire freight transportation industry, are cyclical and subject to significant period-to-period fluctuations.

Relatively small increases in our transportation costs that we are unable to pass through to our customers are likely to have a significant effect on our gross margin and operating income.

Because transportation costs represent such a significant portion of our costs, even relatively small increases in these transportation costs, if we are unable to pass them through to our customers, are likely to have a significant effect on our gross margin and operating income.

The transportation industry is subject to government regulation, and regulatory changes could have a material adverse effect on our operating results or financial condition.

We are licensed by the Department of Transportation as freight brokers. The Department of Transportation prescribes qualifications for acting in this capacity, including surety bond requirements. As freight brokers, we may become subject to new or more restrictive regulations relating to new laws and regulations specific to legal liability, such as motor carriers are today. Future laws and regulations may be more stringent and require changes in operating practices, influence the demand for transportation services or increase the cost of providing transportation services, any of which could adversely affect our business and results of operations.

We are not able to accurately predict how new governmental laws and regulations, or changes to existing laws and regulations, will affect the transportation industry generally, or us in particular. Although government regulation that affects us and our competitors may simply result in higher costs that can be passed along to customers, that may not be the case.

Our operations may be subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

From time to time, we arrange for the movement of hazardous materials at the request of our customers. As a result, we may be subject to various environmental laws and regulations relating to the handling of hazardous materials. If we are involved in a spill or other accident involving hazardous materials, or if we are found to be in violation of applicable laws or regulations, we could be subject to substantial fines or penalties and to civil and criminal liability, any of which could have an adverse effect on our business and results of operations.

We derive a significant portion of our logistics revenue from our largest customers and the loss of several of these customers could have a material adverse effect on our revenue and business.

Revenue from our ten largest customers represented 61.9% of logistics revenue for the year ended December 31, 2015, with revenue from our single largest customer accounting for 22.2%, or $2.6 million, and our second largest customer accounting for 13.0%, or $1.5 million. A reduction in or termination of our services by such customers could have a material adverse effect on our revenue and business.

An economic downturn could materially adversely affect our business.

Our operations and performance depend significantly on economic conditions. Uncertainty about global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news and/or declines in income, which could have a material negative effect on demand for transportation services. We are unable to predict the likely duration and severity of disruptions in the financial markets and the adverse global economic conditions, and if the current uncertainty continues or economic conditions further deteriorate, our business and results of operations could be materially and adversely affected. Other factors that could influence demand include fluctuations in fuel costs, labor costs, consumer confidence, and other macroeconomic factors affecting consumer spending behavior. There could be a number of follow-on effects from a credit crisis on our business, including the insolvency of key transportation providers and the inability of our customers to obtain credit to finance development and/or manufacture products resulting in a decreased demand for transportation services. Our revenues and gross margins are dependent upon this demand, and if demand for transportation services declines, our revenues and gross margins could be adversely affected.

General Business Risks

Our level of indebtedness reduces our financial flexibility and could impede our ability to operate.

We have a significant amount of indebtedness and we intend to borrow additional amounts under our credit facilities to purchase equipment and make acquisitions and other investments. We expect that we will maintain a significant amount of indebtedness on an ongoing basis. As of December 31, 2015, our total outstanding debt (including capital lease obligations) was $1,431.6 million. Interest expense on such debt will be $8.0 million per quarter for 2016, assuming floating interest rates remain consistent with those as of December 31, 2015. There is no assurance that we will be able to refinance our outstanding indebtedness when it becomes due, or, if refinancing is available, that it can be obtained on terms that we can afford.

Some of our credit facilities require us to pay a variable rate of interest, which will increase or decrease based on variations in certain financial indexes, and fluctuations in interest rates can significantly decrease our profits. We do not have any hedge or similar contracts that would protect us against changes in interest rates.

The amount of our indebtedness could have important consequences for us, including the following:

•requiring us to dedicate a substantial portion of our cash flow from operations to make payments on our debt, thereby reducing funds available for operations, future business opportunities and other purposes;

•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•making it more difficult for us to satisfy our debt obligations, and any failure to comply with such obligations, including financial and other restrictive covenants, could result in an event of default under the agreements governing such indebtedness, which could lead to, among other things, an acceleration of our indebtedness or foreclosure on the assets securing our indebtedness, which could have a material adverse effect on our business, financial condition, results of operations and cash flows;

•making it difficult for us to pay dividends on, or repurchase, our common stock;

•placing us at a competitive disadvantage compared to our competitors having less debt;

•limiting our ability to borrow additional funds, or to sell assets to raise funds, if needed, for working capital, capital expenditures, acquisitions or other purposes; and

•increasing our vulnerability to general adverse economic and industry conditions, including changes in interest rates.

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

Our ability to make payments on and repay our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. As of December 31, 2015, our total outstanding debt (including capital lease obligations) was $1,431.6 million. Interest expense on such debt will be $8.0 million per quarter in 2016, assuming floating interest rates remain consistent with those at December 31, 2015. These amounts will increase to the extent we borrow additional funds. It is possible that:

•our business will not generate sufficient cash flow from operations to service and repay our debt and to fund working capital requirements and planned capital expenditures;

•future borrowings will not be available under our current or future credit facilities in an amount sufficient to enable us to refinance our debt; or

•we will not be able to refinance any of our debt on commercially reasonable terms or at all.

Our credit facilities impose, and the terms of any future indebtedness may impose, significant operating, financial and other restrictions on us and our subsidiaries.

Restrictions imposed by our credit facilities or other indebtedness will limit or prohibit, among other things, our ability to:

•incur additional indebtedness;

•pay dividends on or redeem or repurchase our stock;

•enter into new lines of business;

•issue capital stock of our subsidiaries;

•make loans and certain types of investments;

•create liens;

•sell certain assets or merge with or into other companies;

•enter into certain transactions with stockholders and affiliates; and

•restrict dividends, distributions or other payments from our subsidiaries.

These restrictions could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities. A breach of any of these restrictions, including  a breach of financial covenants, could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and fees, to be immediately due and payable and proceed against any collateral securing that indebtedness, which would constitute substantially all of our equipment assets.

Actual or threatened terrorist attacks, efforts to combat terrorism, or the outbreak of war and hostilities could negatively impact our operations and profitability and may expose us to liability.

Terrorist attacks and the threat of such attacks have contributed to economic instability in the United States and elsewhere, and further acts or threats of terrorism, violence, war or hostilities could similarly affect world trade and the industries in which we and our customers operate. In addition, terrorist attacks or hostilities may directly impact ports, depots, our facilities or those of our suppliers or customers, and could impact our sales and our supply chain. A severe disruption to the worldwide ports system and flow of goods could result in a reduction in the level of international trade and lower demand for our equipment or services.  Any of these events could also negatively affect the economy and consumer confidence, which could cause a downturn in the transportation industry. The consequence of any terrorist attacks or hostilities are unpredictable, and we may not be able to foresee events that could have an adverse effect on our operations

It is also possible that one of our containers could be involved in a terrorist attack. Although our lease agreements require our lessees to indemnify us against all damages arising out of the use of our containers, and we carry insurance to potentially offset any costs in the event that our customer indemnifications prove to be insufficient, our insurance does not cover certain types of terrorist attacks, and we may not be fully protected from liability of the reputational damage that could arise from a terrorist attack which utilizes one of our containers.

Our operations could be affected by natural or man-made events in the locations in which we or our customers or suppliers operate.

We have operations in locations subject to severe weather conditions, natural disasters, the outbreak of contagious disease, or man-made incidents such as chemical explosions, any of which could disrupt our operations. In addition, our suppliers and customers also have operations in such locations. For example, in 2011, the northern region of Japan experienced a severe earthquake followed by a series of tsunamis resulting in material damage to the Japanese economy. In 2015, a chemical explosion and fire in the port of Tianjin, China damaged or destroyed a small number of our containers and disrupted operations in the port. Similarly, outbreaks of pandemic or contagious diseases, such as H1N1 (swine) flu and the Ebola virus, could significantly reduce the demand for international shipping or could prevent our containers from being discharged in the affected areas or in other locations after having visited the affected areas. Any future natural or man-made disasters or health concerns in the world where we have business operations could lead to disruption of the regional and global economies, which could result in a decrease in demand for leased containers.

We may be affected by climate change or market or regulatory responses to climate change.

Changes in laws, rules, and regulations, or actions by authorities under existing laws, rules, or regulations, to address greenhouse gas emissions and climate change could negatively impact our customers and business. For example, restrictions on emissions could significantly increase costs for our customers whose production processes require significant amounts of energy. Customers' increased costs could reduce their demand to lease our assets. Potential consequences of laws, rules, or regulations addressing climate change could have an adverse effect on our financial position, results of operations, and cash flows.

Our business could be adversely affected by strikes or work stoppages by draymen, truckers, port workers and railroad workers.

There has been labor unrest, including strikes and work stoppages, among workers at various transportation providers and in industries affecting the transportation industry, such as port workers. We could lose business due to any significant work stoppage or slowdown and, if labor unrest results in increased rates for transportation providers such as draymen, we may not be able to pass these cost increases on to our customers. Strikes among longshoreman and clerical workers at ports in the past few years have slowed down the ports for a time, creating a major impact on the transportation industry. West coast longshoremen have been operating without a union contract since the summer of 2014, and a risk of labor unrest and labor slowdowns continues although the parties recently reached a tentative agreement that still must be approved by the union membership. Work stoppages occurring among owner-operators in a specific market have increased our operating costs periodically over the past several years. In the past several years, there have been strikes involving railroad workers. Future strikes by railroad workers in the United States, Canada or anywhere else that our customers’ freight travels by railroad would impact our operations. Any significant work stoppage, slowdown or other disruption involving ports, railroads, truckers or draymen could adversely affect our business and results of operations.

Our senior executives are critical to the success of our business and our inability to retain them or recruit new personnel could adversely affect our business.

Most of our senior executives and other management-level employees have over fifteen years of industry experience. We rely on this knowledge and experience in our strategic planning and in our day-to-day business operations. Our success depends in large part upon our ability to retain our senior management, the loss of one or more of whom could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our success also depends on our ability to retain our experienced sales force and technical personnel as well as recruiting new skilled sales, marketing and technical personnel. Competition for these individuals in our industry is intense and we may not be able to successfully recruit, train or retain qualified personnel. If we fail to retain and recruit the necessary personnel, our business and our ability to obtain new equipment lessees and provide acceptable levels of customer service could suffer.

We rely on our information technology systems to conduct our business. If these systems fail to adequately perform their functions, or if we experience an interruption in their operation, our business, results of operations and financial prospects could be adversely affected.

The efficient operation of our business is highly dependent on our information technology systems. We rely on our systems to track transactions, such as repair and depot charges and changes to book value, and movements associated with each of our owned or managed equipment units. We use the information provided by our systems in our day-to-day business decisions in order to effectively manage our lease portfolio and improve customer service. We also rely on them for the accurate tracking of the performance of our managed fleet for each third-party investor, and the tracking and billing of logistics moves. The failure of our systems to perform as we expect could disrupt our business, adversely affect our financial condition, results of operations and cash flows and cause our relationships with lessees and third-party investors to suffer. In addition, our information technology systems are vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, power loss and computer systems failures, unauthorized breach and viruses. Any such interruption could have a material adverse effect on our business, reputation, results of operations and financial prospects.

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

A failure to comply with export control or economic sanctions laws and regulations could have a material adverse effect on our business, results of operations or financial condition. We may be unable to ensure that our agents and/or customers comply with applicable sanctions and export control laws.

We face several risks inherent in conducting our business internationally, including compliance with applicable economic sanctions laws and regulations, such as laws and regulations administered by the U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”), the U.S. Department of State and the U.S. Department of Commerce. We must also comply with all applicable export control laws and regulations of the United States (including but not limited to the U.S. Export Administration Regulations) and other countries. Any determination of a violation or an investigation into violations of export controls or economic sanctions laws and regulations could result in significant criminal or civil fines, penalties or other sanctions and repercussions, including reputational harm that could materially affect our business, results of operations or financial condition.

We may pursue acquisitions or joint ventures in the future that could present unforeseen integration obstacles or costs.

We have pursued, and may continue to pursue, acquisitions and joint ventures in the future. Acquisitions involve a number of risks and present financial, managerial and operational challenges, including:

•potential disruption of our ongoing business and distraction of management;

•customer retention;

•difficulty integrating personnel and financial and other systems;

•hiring additional management and other critical personnel; and

•increasing the scope, geographic diversity and complexity of our operations.

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

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported operating results.

GAAP is subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may materially adversely affect our reported financial results or the way in which we conduct our business.

For example, in February 2016, the FASB issued a new accounting standards update on lease accounting that will supersede the existing lease accounting guidance.  The new accounting guidance creates a model by which lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases, with the exception of leases that meet the definition of a short-term lease. Under the new standard, extensive quantitative and qualitative disclosures will also be required to provide greater insight into the extent of revenue and expenses recognized and expected to be recognized from existing contracts. The final lease accounting standard is expected to take effect for us in 2019.

In addition, in May 2014, the FASB issued an accounting standards update on a comprehensive new revenue recognition standard that will supersede the existing revenue recognition guidance. The new accounting guidance creates a framework by which entities will allocate the transaction price to separate performance obligations and recognize revenue when each performance obligation is satisfied. Under the new standard, we will be required to use judgment and make estimates, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation and determining when performance obligations have been satisfied. The final revenue recognition standard is expected to take effect for us in 2017. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Accounting Pronouncements.”

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

The trading price of our common stock may be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, new products or services by us or our competitors, general conditions in the shipping industry and the intermodal equipment sales and leasing markets, changes in earnings estimates by analysts, or other events or factors which may or may not be under our control. Broad market fluctuations may adversely affect the market price of our common stock. Since the initial public offering of our stock at $15.00 per share on May 16, 2007, the market price of our stock has fluctuated significantly from a high of $30.28 per share to a low of $2.12  per share through  February 20,  2016. Since the trading volume on our stock is modest on a daily basis, shareholders may experience difficulties in liquidating our stock. Factors affecting the trading price of our common stock may include:

•variations in our financial results;

•changes in financial estimates or investment recommendations by any securities analysts following our business;

•the public’s response to our press releases, our other public announcements and our filings with the SEC;

•our ability to successfully execute our business plan;

•changes in accounting standards, policies, guidance, interpretations or principles;

•future sales of common stock by us or our directors, officers or significant stockholders or the perception such sales may occur;

•our ability to achieve operating results consistent with securities analysts’ projections;

•the operating and stock price performance of other companies that investors may deem comparable to us;

•recruitment or departure of key personnel;

•our ability to timely address changing equipment lessee and third-party investor preferences;

•equipment market and industry factors;

•general stock market conditions; and

•other events or factors, including those resulting from war, incidents of terrorism or responses to such events.

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

Based upon beneficial ownership as of December 31, 2015, Mr. Ogawa beneficially owns 19.3% of our outstanding common stock. As a result, he may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, he may have the ability to control the management and affairs of our company. Mr. Ogawa may have interests that are different from yours. For example, he may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of us or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock. In addition, as Chairman of our Board of Directors, Mr. Ogawa may influence decisions to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

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

Our certificate of incorporation and bylaws and Delaware corporate law each contain provisions that could delay, defer or prevent a change in control of our company or changes in our management. Among other things, these provisions:

•authorize us to issue preferred stock that can be created and issued by the board of directors without prior stockholder approval, with rights senior to those of our common stock;

•permit removal of directors only for cause by the holders of a majority of the shares entitled to vote at the election of directors and allow only the directors to fill a vacancy on the board of directors;

•prohibit stockholders from calling special meetings of stockholders;

•prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

•require the affirmative vote of 66 2/3% of the shares entitled to vote to amend our bylaws and certain articles of our certificate of incorporation, including articles relating to the classified board, the size of the board, removal of directors, stockholder meetings and actions by written consent;

•allow the authorized number of directors to be changed only by resolution of the board of directors;

•establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting;

•classify our board of directors into three classes so that only a portion of our directors are elected each year; and

•allow our directors to amend our bylaws.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

Office Locations.  As of December 31, 2015, we operated our business in 17 offices in 13 different countries including the U.S. We have three offices in the U.S. including our headquarters in San Francisco, California. We have 14 offices outside the U.S., including offices operated by third-party corporate service providers in Bermuda and Luxembourg. In addition, we have agents in Asia, Europe, South Africa, and South America. Our headquarters is used for our container leasing, rail leasing and logistics segments. Each one of our other offices is used for our container leasing segment, with the exception of our office in Everett, Washington which is used only for our logistics segment operations. All of our offices, except those operated by third party corporate service providers, are leased.

The following table summarizes our office locations as of December 31, 2015:

Office Locations – U.S.

San Francisco, CA (Headquarters)

Charleston, SC

Everett, WA

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

PART II

ITEM  5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “CAI.” The following table reflects the range of high and low sales prices of our common stock, as reported on the NYSE in each quarter of the years ended December 31, 2015 and 2014:

	High	Low
2015:
Fourth Quarter	$12.36	$8.71
Third Quarter	$20.87	$9.82
Second Quarter	$25.54	$20.40
First Quarter	$25.70	$20.25

2014:
Fourth Quarter	$23.61	$18.68
Third Quarter	$22.65	$18.37
Second Quarter	$25.03	$21.25
First Quarter	$25.30	$19.32

As of February  5, 2016, there were 33 registered holders of record of the common stock and 2,618 beneficial holders, based on information obtained from our transfer agent.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1) (2)	Average Price Paid per Share (or Unit) (1) (2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2015—October 31, 2015	—	$—	—	—
November 1, 2015—November 30, 2015	237	11.26	—	—
December 1, 2015—December 31, 2015 2014	89,300	9.38	89,300	910,700
Total	89,537	$9.38	89,300	910,700

(1)During the three months ended December 31, 2015, we withheld 237 shares of common stock, at an average price of $11.26 per share, to satisfy tax obligations of certain of our employees upon the vesting of restricted stock awards under the 2007 Equity Incentive Plan.

(2)On December 14, 2015, we announced that our Board of Directors had approved the repurchase of up to one million shares of our outstanding common stock. During the three months ended December 31, 2015, we repurchased and retired 89,300 shares of our common stock at a weighted-average price of $9.38 per share for an aggregate price of approximately $0.8 million excluding related commission charges, under our publicly-announced repurchase plan. As of December 31, 2015, 0.9 million shares remained available for repurchase under our share repurchase plan. On February 4, 2016, our Board of Directors approved the repurchase of an additional one million shares of our outstanding common stock. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs and other factors. The stock repurchases may be made in the open market, block trades or privately negotiated transactions. The primary purpose of the share repurchase program is to allow us the flexibility to repurchase our common stock to return value to stockholders. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. Our Board of Directors may suspend, modify or terminate the repurchase program at any time without prior notice.

Performance Graph

The graph below compares cumulative shareholder returns on our common stock as compared with the Russell 2000 Stock Index and the Dow Jones Transportation Stock Index for the period from December 31, 2010 to December 31, 2015. The graph assumes an investment of $100 as of December 31, 2010. The stock performance shown on the performance graph below is not necessarily indicative of future performance.

		Returns as of December 31,
Company/Index	Dec. 31, 2010	2011	2012	2013	2014	2015

CAI International, Inc.	$100	$79	$112	$120	$118	$51
Russell 2000 Index	100	95	108	148	154	145
Dow Jones Transportation Index	100	98	104	145	179	147

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

Consolidated Statement of Operations Data

	Year Ended December 31,
	2015	2014	2013	2012	2011
(Dollars in thousands, except per share data)

Revenue
Container lease income	$217,505	$210,756	$197,360	$157,603	$110,404
Rail lease income	17,433	10,336	7,179	2,972	-
Logistics revenue	11,502	-	-	-	-
Management fee revenue	3,227	6,497	7,866	12,094	12,957
Gain on sale of equipment portfolios	-	-	-	1,256	2,345
Total revenue	249,667	227,589	212,405	173,925	125,706

Operating expenses
Depreciation of rental equipment	113,590	77,976	67,109	48,352	33,633
Storage, handling and other expenses	30,194	26,043	19,257	9,402	5,513
Logistics transportation costs	10,172	-	-	-	-
Loss (gain) on sale of used rental equipment	654	(6,522)	(7,356)	(12,445)	(13,374)
Administrative expenses	27,617	26,538	24,628	25,560	22,263
Total operating expenses	182,227	124,035	103,638	70,869	48,035

Operating income	67,440	103,554	108,767	103,056	77,671
Total other expenses	36,216	35,978	37,190	28,957	15,773

Net income before income taxes and non-controlling interest	31,224	67,576	71,577	74,099	61,898
Income tax expense	4,252	7,191	7,057	9,818	11,084

Net income	26,972	60,385	64,520	64,281	50,814
Net income attributable to non-controlling interest	134	111	594	816	625
Net income attributable to CAI common stockholders	$26,838	$60,274	$63,926	$63,465	$50,189

Net income per share attributable to CAI common stockholders
Basic	$1.29	$2.91	$2.89	$3.26	$2.60
Diluted	$1.28	$2.85	$2.82	$3.18	$2.55

Weighted average shares outstanding
Basic	20,773	20,732	22,157	19,495	19,295
Diluted	20,988	21,155	22,672	19,945	19,693

Other Financial Data
EBITDA (unaudited)(1)	$181,359	$181,910	$176,502	$151,821	$112,732
Purchase of equipment	389,331	307,283	312,144	524,354	491,780
Net proceeds from sale of equipment portfolios	-	-	-	10,320	24,886

Consolidated Balance Sheet Data

	As of December 31,
	2015	2014	2013	2012	2011
(Dollars in thousands)

Cash	$59,765 *	$62,053 *	$54,994 *	$22,047 *	$14,677 *
Rental equipment, net	1,748,211	1,564,777	1,465,092	1,210,234	841,847
Net investment in direct finance leases	103,368	94,964	81,208	85,554	37,749
Total assets	1,986,544	1,795,840	1,675,589	1,387,941	953,368
Debt	1,431,617	1,264,536	1,137,995	957,360	621,050
Total liabilities	1,525,283	1,352,935	1,260,463	1,041,096	704,632
Total CAI stockholders' equity	460,338	442,116	414,532	346,845	230,036
*Includes restricted cash of $7,212, $8,232, $9,253, $4,376 and $599 at December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

Selected Operating Data (unaudited):
Owned container fleet in TEUs (2)	984,085	934,101	860,729	704,417	470,401
Managed container fleet in TEUs (2)	198,093	235,538	283,725	359,133	458,254
	1,182,178	1,169,639	1,144,454	1,063,550	928,655

Owned container fleet in CEUs (3)	1,029,117	961,244	903,713	745,966	491,076
Managed container fleet in CEUs (3)	177,958	214,432	262,071	331,017	414,475
	1,207,075	1,175,676	1,165,784	1,076,983	905,551

Owned railcar fleet in units	5,096	2,361	1,804	1,456	-

Percentage of on-lease container fleet on long-term leases (4)	74.0%	73.2%	74.9%	70.5%	78.7%
Percentage of on-lease container fleet on short-term leases (4)	17.4%	20.0%	20.3%	23.4%	17.4%
Percentage of on-lease container fleet on finance leases (4)	8.6%	6.8%	4.8%	6.1%	3.9%
	100.0%	100.0%	100.0%	100.0%	100.0%

Average container fleet utilization in TEUs (5)	91.8%	91.5%	91.8%	94.2%	97.6%
Average container fleet utilization in CEUs (6)	92.5%	92.3%	92.7%	94.7%	97.8%
Average railcar fleet utilization (7)	96.6%	95.9%	94.1%	81.6%	-%

(1)EBITDA is defined as net income before interest, income taxes, depreciation and amortization of intangible assets. We believe EBITDA is helpful in understanding our past financial performance as a supplement to net income and other performance measures calculated in conformity with accounting principles generally accepted in the United States (GAAP). Our management believes that EBITDA is useful to investors in evaluating our operating performance because it provides a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies in our industry. EBITDA has limitations as an analytical tool, which you should not consider in isolation or as a  substitute for any measure reported under GAAP;  its usefulness as a performance measure as compared to net income is limited by the fact that EBITDA excludes the impact of interest expense, depreciation and amortization expense and taxes. We borrow money in order to finance our operations; therefore, interest expense is a necessary element of our costs and ability to generate revenue. Similarly, our use of capital assets makes depreciation and amortization expense a necessary element of our costs and ability to generate income. In addition, since we are subject to state and federal income taxes, any measure that excludes tax expense has material limitations.

The following table provides a reconciliation of EBITDA to net income, the most comparable performance measure under GAAP (in thousands):

	Year Ended December 31,
	2015	2014	2013	2012	2011
Net income attributable to CAI common stockholders	$26,838	$60,274	$63,926	$63,465	$50,189
Net interest expense	36,034	35,611	37,108	28,787	16,127
Depreciation	114,003	78,451	67,631	48,849	34,078
Amortization of intangible assets	232	383	780	902	1,254
Income tax expense	4,252	7,191	7,057	9,818	11,084
EBITDA	181,359	181,910	176,502	151,821	112,732

(2)Reflects the total number of TEUs in our managed or owned equipment fleet, as applicable, as of the end of the period indicated, including units held for sale and units we have purchased but held at the manufacturer.

(3)Reflects the total number of CEUs in our managed or owned equipment fleet, as applicable, as of the end of the period indicated, including units held for sale and units we have purchased but held at the manufacturer.

(4)Long-term leases comprise leases that had a contractual term in excess of twelve months at the time of inception of the leases, including leases that permit cancellation by the lessee within 12 months if penalties are paid, and leases that have exceeded their initial contractual term of 12 months or greater. Short-term leases comprise leases that had a contractual term of 12 months or less at the time of inception of the leases.

(5)Reflects the average number of TEUs in our equipment fleet on lease as a percentage of total TEUs available for lease. In calculating TEUs available for lease, we exclude units for sale and units held at the manufacturer that we have purchased.

(6)Reflects the average number of CEUs in our equipment fleet on lease as a percentage of total CEUs available for lease. In calculating CEUs available for lease, we exclude units for sale and units held at the manufacturer that we have purchased.

(7)Reflects the average number of units in our railcar fleet on lease as a percentage of total units available for lease. In calculating units available for lease, we exclude units for sale and units held at the manufacturer that we have purchased.

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

Overview

We are one of the world’s leading transportation finance and logistics companies. We purchase equipment,  primarily intermodal shipping containers and railcars, which we lease to our customers. We also manage equipment for third-party investors. In operating our fleet, we lease, re-lease and dispose of equipment and contract for the repair, repositioning and storage of equipment.  We also provide domestic and international logistics services. As of December 31, 2015, our container fleet comprised 1,207,075 CEUs, 85.3% of which represented our owned fleet and 14.7% of which represented our managed fleet.  In addition, we also own 5,096 railcars, which we lease within North America.

In July 2015, we purchased ClearPointt, a U.S.-based intermodal logistics company focused on the domestic intermodal market, for approximately $4.1 million. The Company is headquartered in Everett, Washington.

In February 2016, we purchased Challenger, a New Jersey based NVOCC for approximately $10.8 million.

Our revenue comprises container lease income and rail lease income from our owned container and railcar fleets, management fee income for managing containers for third-party investors and logistics revenue for the provision of logistics services.

Our container and rail lease income depends primarily upon a combination of: (1) the number of units in our owned fleet; (2) the utilization level of equipment in our owned fleet; and (3) the per diem rates charged under each equipment lease. The same factors in our managed fleet affect the amount of our management fee income. The number of CEUs in our fleet varies over time as we purchase new equipment based on prevailing market conditions during the year and sell used equipment to parties in the secondary resale market.

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

The equipment leasing market is highly competitive. As such, our relationships with our equipment lessees are important to ensure that container shipping lines continue to select us as one of their providers of leased equipment.  Our average container fleet utilization rate in TEUs for the year ended December 31, 2015 was 91.8% compared to 91.5% and 91.8% for the years ended December 31, 2014 and 2013, respectively. Our average container fleet utilization rate in CEUs for the year ended December 31, 2015 was  92.5% compared to 92.3%  and 92.7% for the years ended December 31, 2014 and 2013, respectively. The slight increase in our average fleet utilization from 2014 is primarily attributable to an increase in containers designated as for sale during the current year as a result of slower growth in world trade and an increase in the supply of equipment. Our utilization rate may increase or decrease depending on future global economic conditions and the additional supply of new equipment.

Per Diem Rates. The per diem rate for a lease is set at the time we enter into a lease agreement. Our long-term per diem rates have historically been strongly influenced by new equipment pricing, interest rates, the balance of supply and demand for equipment at a particular time and location, our estimate of the residual value of the equipment at the end of the lease, the type and age of the equipment being leased, purchasing activities of equipment by container shipping lines and efficiencies in container utilization by container shipping lines. The overall average per diem rates for equipment in our owned fleet and in the portfolios of equipment comprising our managed fleet do not change significantly in response to changes in new equipment prices because existing lease agreements can only be re-priced upon the expiration of the lease.

Revenue

Our revenue is comprised of container lease income, rail lease income, logistics revenue and management fee revenue.

Container Lease Income. We generate container lease income by leasing our owned containers primarily to container shipping lines. Approximately 94% of our container lease income is derived from rental of containers.  Container lease income is comprised of monthly lease payments due under the lease agreements together with payments for other charges set forth in the leases, such as handling fees, drop-off charges and repair charges. A small percentage of our owned container fleet is subject to finance leases. Under a finance lease, the lessee’s payments consist of principal and interest components. The interest component is recognized as finance lease income. Lessees under our finance leases have the substantive risks and rewards of equipment ownership and may have the option to purchase the equipment at the end of the lease term for a nominal amount.

Rail Lease Income. We generate rail lease income by leasing our railcars primarily for the transport of industrial goods, materials and other products on railroad tracks throughout North America. Rail lease income is comprised of monthly lease payments due under the lease agreements. None of our railcars are subject to finance leases.

Logistics Revenue. We generate logistics revenue by arranging for the movement of our customer’s freight through our network of transportation carriers and equipment providers. Revenue is comprised of the sales price charged to customers.

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

Operating Expenses

Our operating expenses include depreciation of rental equipment, storage, handling and other expenses applicable to our owned equipment,  and administrative expenses.

We depreciate our containers on a straight line basis over a period ranging from 12 to 15 years to a fixed estimated residual value depending on the type of container (See Note 2(d) in our consolidated financial statements included in this Annual Report on Form 10-K). We regularly assess both the estimated useful life of our containers and the expected residual values, and, when warranted, adjust our depreciation estimate accordingly. Railcar equipment is depreciated over its estimated useful life of 43 years to its estimated residual value using the straight line method. Depreciation expense for rental equipment will vary over time based upon the number and the purchase price of our owned equipment. If our rental equipment is impaired, the equipment is written-down to its fair value and the amount of the write-down is recorded in depreciation expense.

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

Logistics transportation costs represent the expenses we incur for providing logistics services to our customers. Such costs include shipping, pick-up and delivery charges, primarily from railroads and drayage companies we contract with to fulfill the movement of our customers’ freight.

Our administrative expenses are primarily employee-related costs such as salary, bonus and commission expenses, employee benefits, rent, allowance for doubtful accounts and travel and entertainment costs, as well as expenses incurred for outside services such as legal, consulting and audit-related fees.

Our operating expenses include the gain or loss on sale of used rental equipment. This gain or loss is the result of our sale of older used equipment in the secondary resale market and is the difference between: (1) the cash we receive for these units, less selling expenses; and (2) the net book value of the units.

Results of Operations

The following table summarizes our results of operations for the three years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenue
Container lease income	$217,505	$210,756	$197,360
Rail lease income	17,433	10,336	7,179
Logistics revenue	11,502	-	-
Management fee revenue	3,227	6,497	7,866
Total revenue	249,667	227,589	212,405

Operating expenses
Depreciation of rental equipment	113,590	77,976	67,109
Storage, handling and other expenses	30,194	26,043	19,257
Logistics transportation costs	10,172	-	-
Loss (gain) on sale of used rental equipment	654	(6,522)	(7,356)
Administrative expenses	27,617	26,538	24,628
Total operating expenses	182,227	124,035	103,638

Operating income	67,440	103,554	108,767
Total other expenses	36,216	35,978	37,190

Net income before income taxes and non-controlling interest	31,224	67,576	71,577
Income tax expense	4,252	7,191	7,057

Net income	26,972	60,385	64,520
Net income attributable to non-controlling interest	134	111	594
Net income attributable to CAI common stockholders	$26,838	$60,274	$63,926

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenue. The above table shows the composition of our revenue. The following discussion explains the significant changes in the composition of our total revenue for the year ended December 31, 2015 compared to the year ended December 31, 2014:

Container Lease Income. Container lease income increased $6.7 million, or 3%, to $217.5 million for the year ended December 31, 2015, from $210.8 million for the year ended December 31, 2014. This was primarily due to a $9.8 million increase in rental revenue attributable to a 5% increase in the average number of CEUs of owned containers on lease and a $0.6 million increase in finance lease income, reflecting the additional finance leases entered into during the last 12 months,  partially offset by a $6.1 million decrease in revenue resulting from a 3% decrease in average owned container per diem rental rates. We made investments in containers during the year ended December 31, 2015 which increased the average size of the owned fleet by 7%, although the impact on rental revenue was partially offset by a slight reduction in the utilization of our owned fleet, on a CEU basis, from 93.7% in the year ended December 31, 2014 to 93.4% in the year ended December 31, 2015.  The reduction in average container per diem rental rates has been caused by competitive market pressure, as well as our investment in used containers through sale and leaseback transactions and the acquisition of container portfolios from our managed fleet. Used containers are purchased at a lower price, and command a lower per diem rental rate, than new containers. Approximately 15% of our investment in containers during the last twelve months was in used containers.

New container prices have declined in recent periods, primarily due to a drop in steel prices, leading to decreases in container per diem rates. Demand for new containers has also softened, primarily due to economic conditions in China, resulting in a decline in container rental revenue that may continue in future periods.

Rail Lease Income. Rail lease income increased $7.1 million, or 69%, to $17.4 million for the year ended December 31, 2015, from $10.3 million for the year ended December 31, 2014, primarily as a result of a 69% increase in the average size of our railcar fleet during the last 12 months.

Logistics Revenue.  Logistics revenue of $11.5 million was recognized for the year ended December 31, 2015, mainly attributable to the acquisition of ClearPointt during the year.

Management Fee Revenue. Management fee revenue for the year ended December 31, 2015 was $3.2 million, a decrease of $3.3 million, or 50%, from $6.5 million for the year ended December 31, 2014, primarily due to a non-recurring charge of $0.8 million recorded during the year related to an adjustment of prior period management fees. In addition, there was a 17% reduction in the size of the on-lease managed container fleet as a result of our purchase of previously managed container portfolios, and a decrease of 5% in average per diem rates in our managed fleet for the year ended December 31, 2015 compared to the year ended December 31, 2014.

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

Expenses.  The following discussion explains the significant changes in expenses for the year ended December 31, 2015 compared to the year ended December 31, 2014:

Depreciation of Rental Equipment. Depreciation of rental equipment increased by $35.6 million, or 46%, to $113.6 million for the year ended December 31, 2015, from $78.0 million for the year ended December 31, 2014. This increase was primarily attributable to a $24.5 million impairment charge recorded during the year for certain off-lease containers, which represented approximately 10% of our standard owned dry van fleet,  a  7% increase in the size of our owned container fleet and an increase of $1.8 million in depreciation attributable to CAI Rail, reflecting the increase in size of our railcar fleet. Depreciation typically grows at a higher rate than the size of the fleet as older units with little or no depreciation charge are replaced with new equipment.

Storage, Handling and Other Expenses. Storage, handling and other expenses increased by $4.2  million, or 16%, to $30.2 million for the year ended December 31, 2015, from $26.0 million for the year ended December 31, 2014. The increase was primarily attributable to a $1.5 million increase in repair costs and a $2.5 million increase in storage costs caused by an increase in the average volume of off-lease and for sale owned equipment during the year ended December 31, 2015 compared to the year ended December 31, 2014.

Logistics Transportation Costs. Transportation costs of $10.2 million were recognized for the year ended December 31, 2015, mainly attributable to the acquisition of ClearPointt during the year.

Loss (gain) on Sale of Used Rental Equipment.  Loss on sale of used rental equipment increased $7.2 million to a loss of $0.7 million for the year ended December 31, 2015, a 110%  increase from a gain of $6.5 million for the year ended December 31, 2014.  The decrease has primarily been caused by a reduction in average sale price, reflecting the continued decline in new equipment prices, as well as the impact of the strengthening of the dollar compared to other currencies. Included in the loss on sale of used rental equipment for the year ended December 31, 2015 was a gain of $1.6 million arising from the sale of newly manufactured railcars, and a loss of $0.9 million due to the write-off of equipment on lease to customers that is unlikely to be recovered.

Administrative Expenses.  Administrative expenses increased by $1.1 million, or 4%, to $27.6 million for the year ended December 31, 2015, from $26.5 million for the year ended December 31, 2014.  The increase was primarily a result of higher employee-related costs as a result of an increase in headcount, particularly in our Rail and Logistics businesses.

Net Interest Expense. Net interest expense of $36.0 million for the year ended December 31, 2015 increased $0.8 million, or 2%, from $35.2 million for the year ended December 31, 2014. The increase in net interest expense was due primarily to an increase in our average loan principal balance as we continue to increase our borrowings to finance our acquisition of additional rental equipment, partially offset by a reduction in the average interest rate on outstanding debt.

Other Expense.  Other expense of $0.2 million for the year ended December 31, 2015 decreased $0.6 million, or 76%, from $0.8 million for the year ended December 31, 2014. The decrease was due primarily to a decrease of $0.4 million in the write-off of prepaid financing costs related to refinancing arrangements and a decrease of $0.2 million in foreign exchange transaction losses. Gains and losses on foreign currency primarily occur when foreign denominated financial assets and liabilities are either settled or remeasured in U.S. dollars. The loss on foreign exchange for the year ended December 31, 2015 was primarily the result of movements in the U.S. dollar exchange rate against the Euro.

Income Tax Expense. Income tax expense of $4.3 million for the year ended December 31, 2015 decreased  $2.9 million from $7.2 million for the year ended December 31, 2014. The effective tax rate for the year ended December 31, 2015 was 13.6% compared to an effective tax rate of 10.6% for the year ended December 31, 2014. The increase in rate is primarily attributable to the growth of our railcar fleet during 2015 and a $24.5 million impairment charge recognized in the year. The increase in the proportion of our railcar fleet combined with a decrease of pretax income in lower tax jurisdictions due to the impairment charge has led to a corresponding increase in the proportion of pretax income generated in higher tax jurisdictions, resulting in an increase in the effective tax rate.  Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K includes a reconciliation between the tax expense calculated at the statutory U.S. income tax rate and the actual tax expense for the years ended December 31, 2015 and 2014. Foreign tax differentials for those years of $7.7 million and $18.0 million, respectively, are the primary reasons for the effective tax rates in both years being below the statutory U.S. rate.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenue. The above table shows the composition of our revenue. The following discussion explains the significant changes in the composition of our total revenue for the year ended December 31, 2014 compared to the year ended December 31, 2013:

Container Lease Income. Container lease income increased $13.4 million, or 7%, to $210.8 million for the year ended December 31, 2014, from $197.4 million for the year ended December 31, 2013. This was primarily due to a $20.0 million increase in rental revenue attributable to an 11% increase in the average number of CEUs of owned containers on lease, receipt of a $2.6 million settlement from a customer during the year and a $0.9 million increase in finance lease income, reflecting the additional finance leases entered into during the last 12 months, partially offset by a $7.6 million decrease in revenue resulting from a 4% decrease in average owned container per diem rental rates. We made investments in containers during the year ended December 31, 2014 which increased the average size of the owned fleet by 11%, although the impact on rental revenue was partially offset by a reduction in the utilization of our owned fleet, on a CEU basis, from 94.1% in the year ended December 31, 2013 to 93.7% in the year ended December 31, 2014. The reduction in average container per diem rental rates has been caused by competitive market pressure, as well as our investment in used containers through sale and leaseback transactions and the acquisition of container portfolios from our managed fleet. Used containers are purchased at a lower price, and command a lower per diem rental rate, than new containers. Approximately 15% of our investment in containers during the last twelve months was in used containers.

Rail Lease Income. Rail lease income increased $3.2 million, or 44%, to $10.3 million for the year ended December 31, 2014, from $7.2 million for the year ended December 31, 2013, primarily as a result of a 31% increase in the average size of our railcar fleet during the last 12 months.

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

Administrative Expense. Administrative expenses increased by $1.9 million, or 8%, to $26.5 million for the year ended December 31, 2014, from $24.6 million for the year ended December 31, 2013. The increase was primarily a result of higher professional fees incurred in the current year and higher employee-related costs as a result of an increase in headcount, particularly in our Rail business, partially offset by a $0.4 million decrease in amortization of intangible assets due to certain intangible assets that became fully amortized during the third quarter of 2013.

Net Interest Expense. Net interest expense of $35.2 million for the year ended December 31, 2014 decreased $0.8 million, or 2%, from $36.0 million for the year ended December 31, 2013. The decrease in net interest expense was due primarily to a reduction in the average interest rate on outstanding debt, partially offset by an increase in our average loan principal balance as we continue to increase our borrowings to finance our acquisition of additional rental equipment.

Other expense.  Other expense of $0.8 million for the year ended December 31, 2014 decreased $0.4 million, or 35%, from $1.2 million for the year ended December 31, 2013. The decrease was due primarily to a decrease of $0.7 million in the write-off of prepaid financing costs related to refinancing arrangements, partially offset by an increase of $0.3 million in foreign exchange transaction losses. Gains and losses on foreign currency primarily occur when foreign denominated financial assets and liabilities are either settled or remeasured in U.S. dollars. The loss on foreign exchange for the year ended December 31, 2014 was primarily the result of movements in the U.S. dollar exchange rate against the Euro.

Income Tax Expense. Income tax expense of $7.2 million for the year ended December 31, 2014 increased $0.1 million from $7.1 million for the year ended December 31, 2013. The effective tax rate for the year ended December 31, 2014 was 10.6% compared to an effective tax rate of 9.9% for the year ended December 31, 2013. The increase in rate is primarily attributable to a non-cash charge of $0.6 million and an increase in tax arising from the gain on sale of units previously on lease to a customer. The majority of these units were owned by the parent company, as opposed to subsidiary companies in Barbados or Bermuda, and thus were subject to U.S. tax. Excluding the prior period charge and the sale of these units, the full year effective tax rate for the year ended December 31, 2014 would have been approximately 9.0%. The proportion of our on-lease owned fleet owned by subsidiary companies in Barbados and Bermuda, where income tax rates are lower than in the U.S., increased from approximately 90% in the year ended December 31, 2013 to 92% in the year ended December 31, 2014. The increase in the proportion of the fleet owned by our international subsidiaries has led to a corresponding increase in the proportion of pretax income generated in lower tax jurisdictions, resulting in a decrease in the effective tax rate. Note 11 of our consolidated financial statements included in this Annual Report on Form 10-K includes a reconciliation between the tax expense calculated at the statutory U.S. income tax rate and the actual tax expense for the years ended December 31, 2014 and 2013. Foreign tax differentials for those years of $18.0 million and $19.0 million, respectively, are the primary reasons for the effective tax rates in both years being below the statutory U.S. rate.

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

Revolving Credit Facilities

(i)  On March 15, 2013, we entered into the Third Amended and Restated Revolving Credit Agreement, as amended, with a consortium of banks to finance the acquisition of container rental equipment and for general working capital purposes. As of December 31, 2015, the maximum commitment under our revolving credit facility was $775.0 million, which may be increased to a maximum of $960.0 million under certain conditions described in the agreement. As of December 31, 2015, we had an outstanding balance of $496.5 million and availability of $278.4 million under our revolving credit facility (net of $0.1 million in letters of credit), subject to our ability to meet the collateral requirements under the agreement governing the facility. Based on the borrowing base and collateral requirement at December 31, 2015, the borrowing availability under the revolving credit facility was $93.1 million, assuming no additional contribution of assets. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

There is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The revolving credit facility provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to us. These credit commitments are part of, and not in addition to, the maximum credit commitment. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar Rate loans as defined in the revolving credit facility. Interest rates are based on LIBOR for Eurodollar loans and Base Rate for Base Rate loans. As of December 31, 2015 the average interest rate on our revolving credit facility was 1.8%. The revolving credit facility will mature in March 2020.

We use our revolving credit facility primarily to fund the purchase of containers and for general working capital needs. As of December 31, 2015, we had commitments to purchase $12.0 million of containers and had rental equipment payable of $10.9 million. We have typically used our cash flow from operations and the proceeds from sales of equipment portfolios to third-party investors to repay our revolving credit facility. As we expand our owned fleet, our revolving credit facility balance will be higher and will result in higher interest expense.

(ii)  On October 22, 2015, we entered into the Second Amended and Restated Revolving Credit Agreement for CAI Rail with a consortium of banks, pursuant to which the prior revolving credit facility was amended. As of December 31, 2015, the maximum credit commitment under the revolving line of credit was $500.0 million. CAI Rail’s revolving credit facility may be increased up to a maximum of $700.0 million, in accordance with the terms of the agreement. Borrowings under this revolving credit facility bear interest at a variable rate. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar Rate loans, as defined in the revolving credit agreement.  Interest rates are based on LIBOR for Eurodollar loans and Base Rate for Base Rate loans. As of December 31, 2015, the average interest rate under the agreement was 1.9%.

As of December 31, 2015, the outstanding balance under CAI Rail’s revolving credit facility was $160.5 million. As of December 31, 2015, we had $339.5 million in availability under the facility, subject to our ability to meet the collateral requirements under the agreement governing the facility. Based on the borrowing base and collateral requirements at December 31, 2015, the borrowing availability under the credit facility was $6.8 million, assuming no additional contribution of assets. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default. The revolving credit facility for CAI Rail will terminate in October 2020.

We use the revolving credit facility primarily to fund the purchase of railcars. As of December 31, 2015, we had commitments to purchase $268.1 million of railcars; $111.0 million in the twelve months ending December 31, 2016, $111.6 million in the twelve months ending December 31, 2017 and $45.5 million in the twelve months ending December 31, 2018.

Term Loan Facilities

(i)  On March 22, 2013, we entered into a $30.0 million five-year term loan agreement with Development Bank of Japan (DBJ). The loan is payable in 19 quarterly installments of $0.5 million starting July 31, 2013 and a final payment of $21.5 million on April 30, 2018. The loan bears a variable interest rate based on LIBOR. As of December 31, 2015, the loan had a balance of $25.5 million and an average interest rate of 2.3%.

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

On October 1, 2014, we entered into an amended and restated term loan agreement with a consortium of banks, pursuant to which the prior loan agreement was refinanced. The amended and restated term loan agreement, which contains similar terms to the prior loan agreement, was amended to, among other things: (a) reduce the borrowing rates from LIBOR plus 2.25% to LIBOR plus 1.6% (per annum) for Eurodollar loans, (b) increase the outstanding loan commitment from $115.0 million to $150.0 million, (c) extend the maturity to October 1, 2019, and (d) revise certain of the covenants and restrictions under the prior loan agreement to provide us with additional flexibility. As of December 31, 2015, the term loan had a balance of $138.8 million and average interest rate of 2.2%.

(iii)  On April 11, 2012, we entered into a term loan agreement with a consortium of banks. The agreement, as amended, provides for a five-year term loan of up to $142.0 million, subject to certain borrowing conditions, which amount is secured by certain of our assets. The commitment under the loan may be increased to a maximum of $200.0 million, under certain conditions described in the agreement. The outstanding principal amounts under the term loan bear interest based on LIBOR, are amortized quarterly, and require quarterly payments equal to 1.75% multiplied by the outstanding principal amount at such time. The full $142.0 million has been drawn and was primarily used to repay outstanding amounts under the revolving credit facility. All unpaid amounts then outstanding are due and payable on April 11, 2017. As of December 31, 2015, the loan had a balance of $109.4 million and an interest rate of 1.9%.

(iv)  On December 22, 2015, we entered into a $20.0 million five-year term loan agreement for CAI Rail with Siemens Financial Services, Inc. (Siemens). The term loan’s outstanding principal bears interest at a fixed rate of 3.4% per annum and is amortized quarterly. Any unpaid principal and interest is due and payable on December 22, 2020. The proceeds from the term loan were primarily used to repay outstanding amounts under CAI Rail’s revolving credit facility. As of December 31, 2015, the loan had a balance of $20.0 million.

Asset-Backed Notes

(i)  On October 18, 2012, CAL Funding II Limited (CAL II) issued $171.0 million of 3.47% fixed rate asset-backed notes (Series 2012-1 Asset-Backed Notes).  Principal and interest on the Series 2102-1 Asset-Backed Notes is payable monthly commencing on November 26, 2012, and the Series 2012-1 Asset-Backed Notes mature in October 2027.  The proceeds from the Series 2012-1 Asset-Backed Notes were used to repay part of the Company’s borrowings under its senior revolving credit facility. The Series 2012-1 Asset-Backed Notes had a balance of $116.9 million as of December 31, 2015.

(ii)  On March 28, 2013, CAL II issued $229 million of 3.35% fixed rate asset-backed notes (Series 2013-1 Asset-Backed Notes). Principal and interest on the Series 2013-1 Asset-Backed Notes are payable monthly commencing on April 25, 2013, and the Series 2013-1 Asset-Backed Notes mature in March 2028. The proceeds from the new Series 2013-1 Asset-Backed Notes were used partly to reduce the balance of the Company’s term loan with a consortium of banks as described in paragraph (ii) of Term Loan Facilities above, and to partially pay down the Company’s senior revolving credit facility. The Series 2013-1 Asset-Backed Notes had a balance of  $166.0 million as of December 31, 2015.

The agreements under each of the asset-backed notes described above require the Company to maintain a restricted cash account to cover payment of the obligations. As of December 31, 2015, the restricted cash account had a balance of $7.2 million.

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

The Notes bear interest at 4.9% per annum, due and payable semiannually on March 13 and September 13 of each year, commencing on March 13, 2013. In addition, CAL is required to make certain principal payments on March 13 and September 13 of each year, commencing on March 13, 2013.  Any unpaid principal and interest is due and payable on September 13, 2022. As of December 31, 2015, the Notes had a balance of $78.3 million.

On May 8, 2014, we entered into a short term uncommitted line of credit agreement. Under this credit agreement, we are eligible to borrow up to $75.0 million, subject to certain borrowing conditions. Loans made under the line of credit are repayable on the earlier of (a) 3 months after the loan is made, and (b) the facility termination date of May 8, 2016. Outstanding loans bear a variable interest rate based on LIBOR. The full $75.0 million was drawn and was primarily used to repay outstanding amounts under our senior revolving credit facility. As of December 31, 2015,  the full $75.0 million was paid down.

On June 25, 2014, one of our Japanese investor funds that is consolidated by us as a VIE (see Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K) entered into a term loan agreement with a bank. Under the terms of the agreement, the Japanese investor fund entered into two loans; a five year, amortizing loan of $9.2 million at a fixed interest rate of 2.7%, and a five year, non-amortizing loan of $1.6 million at a variable interest rate based on LIBOR. The debt is secured by assets of the Japanese investor fund, and is subject to certain borrowing conditions set out in the loan agreement. As of December 31, 2015, the term loans held by the Japanese investor fund totaled $7.6 million and had an average interest rate of 2.6%.

As of December 31, 2015, we had collateralized financing obligations totaling $112.2 million (see Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K).  The obligations had an average interest rate of 0.7% as of December 31, 2015 with maturity dates between March 2016 and June 2019.

As of December 31, 2015, we had capital lease obligations of less than $0.1  million. The underlying obligations are denominated in Euros at floating interest rates averaging 2.8% as of December 31, 2015, with maturity dates of March 2016.

Our term loans, senior secured notes, asset-backed notes, collateralized financing obligations, term loans held by VIEs and capital lease obligations are secured by specific pools of rental equipment and other assets owned by the Company, the underlying leases thereon and the Company’s interest in any money received under such contracts.

In addition to customary events of default, our revolving credit facilities and term loans contain restrictive covenants, including limitations on certain liens, indebtedness and investments.  In addition, all of our debt facilities contain various restrictive financial and other covenants.  The financial covenants in our debt facilities require us to maintain (1) a maximum consolidated funded debt to consolidated tangible net worth ratio of 3.75:1.00; and (2) a minimum fixed charge coverage ratio of 1.20:1.00. As of December 31, 2015, we were in compliance with all of our debt covenants.

Under certain conditions, as defined in our credit agreements with our banks and/or note holders, we are subject to certain cross default provisions that may result in an acceleration of principal repayment under these credit facilities if an uncured default condition were to exist. Our asset-backed notes are not subject to any such cross default provisions.

Cash Flow

The following table sets forth certain cash flow information for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net income	$26,972	$60,385	$64,520
Adjustments to income	120,397	79,302	59,666
Net cash provided by operating activities	147,369	139,687	124,186
Net cash used in investing activities	(305,248)	(225,355)	(266,806)
Net cash provided by financing activities	156,536	95,142	172,101
Effect on cash of foreign currency translation	75	(1,394)	(1,411)
Net (decrease) increase in cash	(1,268)	8,080	28,070
Cash at beginning of period	53,821	45,741	17,671
Cash at end of period	$52,553	$53,821	$45,741

Operating Activities Cash Flows

Net cash provided by operating activities of $147.4 million for the year ended December 31, 2015 increased $7.7 million from $139.7 million for the year ended December 31, 2014. The increase was primarily due to an  $11.9 million increase in net income as adjusted for depreciation,  amortization and other non-cash items,  partially offset by a $4.2 million decrease in our net working capital adjustments. Net working capital used in operating activities of $4.8 million during the year ended December 31, 2015 was primarily due to a $3.7 million decrease in accounts payable, accrued expenses and other current liabilities, primarily caused by the timing of payments and a $7.2 million decrease in amounts due to container investors, partially offset by a $4.7 million decrease in accounts receivable, primarily caused by the timing of receipts, and a $1.4 million increase in unearned revenue, primarily caused by a rail contract we entered into in 2015.

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

Investing Activities Cash Flows

Net cash used in investing activities increased $79.9 million to $305.2 million for the year ended December 31, 2015 from $225.4 million for the year ended December 31, 2014. The increase in cash usage was primarily attributable to an $82.0 million increase in the purchase of rental equipment and the $4.1 million acquisition of our new logistics business, ClearPointt, partially offset by a $5.8 million increase in receipt of principal payments from direct financing leases.

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

Financing Activities Cash Flows

Net cash provided by financing activities of $156.5 million for the year ended December 31, 2015 increased $61.4 million compared to the year ended December 31, 2014 primarily as a result of higher net borrowings being required to finance the acquisition of rental equipment. During the year ended December 31, 2015, our net cash inflow from borrowings was $167.0 million compared to $127.4 million for the year ended December 31, 2014, reflecting the increase in investment in rental equipment during 2015 compared to 2014.

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

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments by due date as of December 31, 2015 (in thousands):

	Payments Due by Period
		Less than	1-2	2-3	3-4	4-5	More than
	Total	1 year	years	years	years	years	5 years
Total debt obligations:
Revolving credit facilities	$657,000	$43,000	$-	$-	$-	$614,000	$-
Term loans	293,630	21,859	111,398	32,099	112,990	15,284	-
Senior secured notes	78,280	7,175	6,110	6,110	6,110	6,110	46,665
Asset-backed notes	282,875	40,000	40,000	40,000	40,000	40,000	82,875
Collateralized financing obligations	112,250	58,552	18,295	25,217	10,186	-	-
Term loans held by VIE	7,577	1,829	1,829	1,829	2,090	-	-
Capital lease obligations	5	5	-	-	-	-	-
Interest on debt and capital lease obligations (1)	121,202	31,932	27,517	24,593	21,593	8,387	7,180
Rental equipment payable	10,901	10,901	-	-	-	-	-
Rent, office facilities and equipment	2,805	1,398	1,154	208	45	-	-
Equipment purchase commitments	280,139	123,069	111,563	45,507	-	-	-
Total contractual obligations	$1,846,664	$339,720	$317,866	$175,563	$193,014	$683,781	$136,720

(1)Our estimate of interest expense commitment includes $46.3 million relating to our revolving credit facilities, $17.6 million relating to our term loans, $19.7 million relating to our senior secured notes, $34.4 million relating to our asset backed notes, $2.8 million relating to our collateralized financing obligations, $0.4 million related to our term loans held by VIEs, and less than $0.1 million relating to our capital lease obligations. The calculation of interest commitment related to our debt assumes the following weighted average interest rates as of December 31, 2015:  revolving credit facilities, 1.8%;  term loans, 2.2%; senior secured notes, 4.9%; asset backed notes, 3.4%; collateralized financing obligations, 0.7%; term loans held by VIEs, 2.6%; and capital lease obligations, 2.8%. These calculations assume that interest rates will remain at the same level over the next five years. We expect that interest rates will vary over time based upon fluctuations in the underlying indexes upon which these interest rates are based.

See Note 9  to our consolidated financial statements included in this Annual Report on Form 10-K for a description of the terms of our revolving credit facilities, term loans, asset based notes and capital lease obligations.

Off-Balance Sheet Arrangements

As of December 31, 2015, we had no off-balance sheet arrangements or obligations other than noted below. An off-balance sheet arrangement includes any contractual obligation, agreement or transaction arrangement involving an unconsolidated entity under which we would have: (1) retained a contingent interest in transferred assets; (2) an obligation under derivative instruments classified as equity; (3) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing, hedging or research and development services with us; or (4) made guarantees.

We transferred ownership of certain equipment to Japanese container funds which were established by Japan Investment Adviser Co., Ltd. (JIA) and CAIJ, Inc. (CAIJ). CAIJ is an 80%-owned subsidiary of CAI with the remaining 20% owned by JIA. Prior to September 2013, JIA was owned and controlled by a Managing Director of CAIJ. Prior to the purchase of equipment from us, the purchasing entities had received contributions from unrelated Japanese investors, under separate Japanese investment agreements allowed under Japanese commercial laws. The contributions were used to purchase equipment from us. Under the terms of the agreement, the CAI related Japanese entities will manage each of the investments but may outsource all or part of each operation to a third party. Pursuant to its services agreements with investors, the Japanese container funds have outsourced the general management of their operations to CAIJ. The Japanese container funds have also entered into equipment management service agreements and financing arrangements whereby we manage the leasing activity of equipment owned by the Japanese container funds. The profit or loss from each investment will substantially belong to each respective investor, except with respect to certain financing arrangements where the terms of the transaction provide us with an option to purchase the equipment at a fixed price. If we decide to exercise our purchase options and resell the equipment to a third party, then we would realize any gain or loss from the sale. See Notes 3 and 14 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Revenue Recognition

We provide a range of services to our customers incorporating rental, sale and management of equipment, and the provision of logistics services. Revenue for all forms of service is recognized when earned following the guidelines under FASB ASC 605, Revenue Recognition and ASC 840, Leases. Revenue is reported net of any related sales tax.

Container and Rail Lease Income. We recognize revenue from operating leases of our owned equipment as earned over the term of the lease. Where minimum lease payments vary over the lease term, revenue is recognized on a straight-line basis over the term of the lease. Finance lease income is recognized using the effective interest method, which generates a constant rate of interest over the period of the lease. We cease recognition of lease revenue if and when a lessee defaults in making timely lease payments or we otherwise determine that future lease payments are not likely to be collected from the lessee. Our determination of the collectability of future lease payments is made by management on the basis of available information, including the current creditworthiness of lessees, historical collection results and review of specific past due receivables. If we experience unexpected payment defaults from our lessees, we will cease revenue recognition for those leases, which will reduce rental revenue.

Management Fee Revenue. We recognize revenue from management fees earned under management agreements on a monthly basis. Fees are calculated as a percentage of net operating income, which is revenue from the equipment under management minus direct operating expense related to those units. If a lessee of a managed unit defaults in making timely lease payments or we otherwise determine that future lease payments are not likely to be collected from the lessee, then we will cease to record lease revenue for purposes of our internal record keeping in connection with determining the amount of management fees that we have earned, which in turn will result in reduced management fee revenue.

Logistics Revenue.  We recognize logistics revenue for transportation services provided to customers. For transportation services not completed at the end of a reporting period, we use a percentage of completion method to allocate the appropriate revenue to each separate reporting period using relative transit time.  We report logistics revenue on a gross basis as we are the primary obligor and responsible for providing the services desired by the customer. We are responsible for fulfillment, including the acceptability of the service, and have discretion in setting sales prices and as a result, our earnings may vary. We also have discretion in selecting vendors from multiple suppliers for the services ordered by our customers. Lastly, we have credit risk for our receivables.

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

Depreciation. In general, we purchases new container equipment from container manufacturers for the purpose of leasing such equipment to customers. We also purchases used container equipment through sale-leaseback transactions with our customers, or equipment that was previously owned by one of our third party investors. Used equipment is typically purchased with an existing lease in place.

Container equipment is recorded at cost and depreciated to an estimated residual value on a straight-line basis over its estimated useful life. The estimated useful lives and residual values of our container equipment are based on historical disposal experience and our expectations for future used container sale prices. We review our depreciation policies on a regular basis to determine whether changes have taken place that would suggest that a change in our depreciation policies, useful lives of our equipment or the assigned residual values is warranted.

The estimated useful lives and residual values for the majority of our container equipment purchased new from the factory are as follows:

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

For used container equipment acquired through sale-leaseback transactions, we often adjust our estimates for remaining useful life and residual values based on current conditions in the sale market for older containers and our expectations for how long the equipment will remain on-hire to the current lessee.

 Railcar equipment is depreciated over its estimated useful life of 43 years to its estimated residual value of $8,700 using the straight-line method.

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

When testing for impairment, equipment is generally grouped by equipment type, year of manufacture and whether it is on or off-lease, and is tested separately from other groups of assets and liabilities. Potential impairment exists when the estimated future undiscounted cash flows generated by an asset group, comprised of lease proceeds and residual values, less operating expenses, are less than the carrying value of that asset group. If potential impairment exists, the equipment is written down to its fair value. In determining the fair value of an asset group, we consider market trends, published value for similar assets, recent transactions of similar assets and in certain cases, quotes from third party appraisers. During the year ended December 31, 2015, our annual impairment review resulted in a charge for certain off-lease containers of $24.5 million, which is included in depreciation expense in our consolidated statement of income. No impairment charges were recorded in 2014 and 2013 as a result of our annual review.

Consolidation of Container Funds

We regularly perform a review of our container fund arrangements with our investors to determine whether a fund is a variable interest entity (VIE) and whether we have a variable interest that provides us with a controlling financial interest and are the primary beneficiary of the VIE in accordance with ASC Topic 810, Consolidation. If the fund is determined to be a VIE, our analysis identifies the primary beneficiary of the VIE as the entity that meets both of the following criteria under Paragraph 14A of ASC Topic 810:

•The power to direct the activities of a VIE that most significantly impact the entity’s economic performance; and

•The obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

If in our judgment we meet both of the above criteria, we include the VIE’s financial statements in our consolidated financial statements as required under ASC Topic 810. The equity attributable to the VIE is shown as a non-controlling interest on our consolidated balance sheet and the after tax result attributable to its operations is shown as net income or loss attributable to non-controlling interest on our consolidated statement of income.

We currently enter into two types of container fund arrangements with investors which are reviewed under ASC Topic 810, Consolidation. These arrangements include container funds that we manage for investors and container funds that have entered into financing arrangements with investors. Included among several of the funds that we manage, and all of the funds under financing arrangements, are Japanese container funds that were established by CAIJ under separate investment agreements allowed under Japanese commercial laws. Each of the funds is financed by unrelated Japanese third party investors. (See Notes  3 and 14 to our consolidated financial statements included in this Annual Report on Form 10-K).

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

Recent Accounting Pronouncements.

See Note 2(q) of our consolidated financial statements included in this Annual Report on Form 10-K for a full description of recent accounting pronouncements and our expectation of their effect on our operations and financial condition.

ITEM  7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in foreign exchange rates and interest rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Foreign Exchange Rate Risk. Although we have significant foreign-based operations, the U.S. Dollar is our primary operating currency. Thus, most of our revenue and expenses are denominated in U.S. Dollars. We have equipment sales in British Pound Sterling, Euros and Japanese Yen and incur overhead costs in foreign currencies, primarily in British Pound Sterling and Euros. CAI Consent Sweden AB, one of our wholly-owned subsidiaries, has significant amounts of revenue as well as expenses denominated in Euros and Swedish Krone. During the year ended December 31, 2015, the U.S. Dollar increased in value in relation to other major foreign currencies (such as the Euro and British Pound Sterling). The increase in the value of the U.S. Dollar has decreased our revenues and expenses denominated in foreign currencies. The increase in the value of the U.S. Dollar relative to foreign currencies will also result in U.S. dollar denominated assets held at some of our foreign subsidiaries to increase in value relative to the foreign subsidiaries’ local currencies. For the year ended December 31, 2015, we recognized a loss on foreign exchange of $0.2 million. A 10% change in foreign exchange rates would not have a material impact on our business, financial position, results of operations or cash flows.

Interest Rate Risk. The nature of our business exposes us to market risk arising from changes in interest rates to which our variable-rate debt is linked. As of December 31, 2015, the principal amount of debt outstanding under variable-rate revolving credit facilities was $657.0 million. In addition, at December 31, 2015 we had balances on our variable rate term loans of $273.6 million,  less than $0.1  million of variable rate capital lease obligations, and $7.6 million of variable rates loans held by a VIE. The average interest rate on our variable rate debt was 2.0% as of December 31, 2015 based on LIBOR plus a margin based on certain conditions.

A 1.0% increase or decrease in underlying interest rates for these obligations will increase or decrease interest expense by approximately $9.4  million annually assuming debt remains constant at December 31, 2015 levels.

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

ITEM  9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A.CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon their evaluation of these disclosure controls and procedures, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Management has excluded ClearPointt from its assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting, as of December 31, 2015, as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission. ClearPointt was acquired by the Company during the third quarter of 2015 and represented 4% and 0.3%, respectively, of total revenue and total assets of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

Changes in Internal Control Over Financial Reporting

As a result of the ClearPointt acquisition, we have commenced a project to evaluate the processes and procedures of ClearPointt’s internal control over financial reporting and incorporate ClearPointt’s internal control over financial reporting into our internal control over financial reporting framework. Except for the activities described above, there were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2015, our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has determined that our internal control over financial reporting is effective as of December 31, 2015.

Management has excluded ClearPointt Logistics LLC from its assessment of internal control over financial reporting as of December 31, 2015, as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission. ClearPointt was acquired by the Company during the third quarter of 2015 and represented 4% and 0.3%, respectively, of total revenue and total assets of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

KPMG LLP, the independent registered public accounting firm that audited our 2015 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CAI International, Inc.:

We have audited CAI International, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CAI International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CAI International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired ClearPointt Logistics LLC on July 27, 2015, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, ClearPointt Logistics LLC’s internal control over financial reporting which represented 4% and 0.3%, respectively, of total revenue and total assets of the related consolidated financial statement amounts of the Company as of and for the year ended December 31, 2015. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of ClearPointt Logistics LLC.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CAI International, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and the related financial schedule II, and our report dated March 2, 2016 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

San Francisco, California
March 2, 2016

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM  10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference from our definitive proxy statement for our 2016 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2015.

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

ITEM  11.EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from our definitive proxy statement for our 2016 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2015.

ITEM  12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference from our definitive proxy statement for our 2016 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2015.

ITEM  13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from our definitive proxy statement for our 2016 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2015.

ITEM  14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference from our definitive proxy statement for our 2016 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2015.

PART IV

ITEM  15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements.

The following financial statements are included in Item 8 of this report:

(a)(2)Financial Statement Schedules.

The following financial statement schedule for the Company is filed as part of this report:

Schedule II—Valuation Accounts	84

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Consolidated Financial Statements or notes thereto.

(a)(3)List of Exhibits.

The exhibits set forth on the accompanying Exhibit Index immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.	85

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CAI International, Inc.:

We have audited the accompanying consolidated balance sheets of CAI International, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CAI International, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CAI International, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

7
/s/ KPMG LLP

San Francisco, California
March 2, 2016

CAI INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	December 31,	December 31,
	2015	2014
Assets
Current assets
Cash	$17,447	$27,810
Cash held by variable interest entities	35,106	26,011
Accounts receivable, net of allowance for doubtful accounts of $548
and $680 at December 31, 2015 and 2014, respectively	55,284	58,022
Current portion of direct finance leases	21,158	18,150
Prepaid expenses and other current assets	15,114	14,806
Total current assets	144,109	144,799
Restricted cash	7,212	8,232
Rental equipment, net of accumulated depreciation of $349,810
and $274,333 at December 31, 2015 and 2014, respectively	1,748,211	1,564,777
Net investment in direct finance leases	82,210	76,814
Goodwill	2,905	-
Intangible assets, net of accumulated amortization of $4,881
and $4,817 at December 31, 2015 and 2014, respectively	1,223	273
Furniture, fixtures and equipment, net of accumulated depreciation of
$2,027 and $2,019 at December 31, 2015 and 2014, respectively	674	945
Total assets (1)	$1,986,544	$1,795,840

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$11,962	$8,414
Accrued expenses and other current liabilities	4,808	9,029
Due to container investors	5,801	12,984
Unearned revenue	11,990	7,172
Current portion of debt	172,416	203,199
Current portion of capital lease obligations	5	1,015
Rental equipment payable	10,901	7,381
Total current liabilities	217,883	249,194
Debt	1,259,196	1,058,754
Deferred income tax liability	48,204	43,419
Capital lease obligations	-	1,568
Total liabilities (2)	1,525,283	1,352,935

Stockholders' equity
Common stock: par value $.0001 per share; authorized 84,000,000 shares; issued and outstanding
20,132,706 and 20,788,277 shares at December 31, 2015 and 2014, respectively	2	2
Additional paid-in capital	148,523	154,894
Accumulated other comprehensive loss	(7,922)	(5,677)
Retained earnings	319,735	292,897
Total CAI stockholders' equity	460,338	442,116
Non-controlling interest	923	789
Total stockholders' equity	461,261	442,905
Total liabilities and stockholders' equity	$1,986,544	$1,795,840

(1) Total assets at December 31, 2015 and December 31, 2014 include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash,  $35,106  and $26,011; Net investment in direct finance leases, $1,915 and $156; and Rental equipment net of accumulated depreciation, $85,101  and $102,100, respectively.

(2) Total liabilities at December 31, 2015 and December 31, 2014 include the following VIE liabilities for which the VIE creditors do not have recourse to CAI International, Inc.: Current portion of debt, $60,382 and none; Debt,  $59,445 and $132,419, respectively.

See accompanying notes to consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenue
Container lease income	$217,505	$210,756	$197,360
Rail lease income	17,433	10,336	7,179
Logistics revenue	11,502	-	-
Management fee revenue	3,227	6,497	7,866
Total revenue	249,667	227,589	212,405

Operating expenses
Depreciation of rental equipment	113,590	77,976	67,109
Storage, handling and other expenses	30,194	26,043	19,257
Logistics transportation costs	10,172	-	-
Loss (gain) on sale of used rental equipment	654	(6,522)	(7,356)
Administrative expenses	27,617	26,538	24,628
Total operating expenses	182,227	124,035	103,638

Operating income	67,440	103,554	108,767

Other expenses
Net interest expense	36,034	35,205	36,000
Other expense	182	773	1,190
Other expense	36,216	35,978	37,190

Net income before income taxes and non-controlling interest	31,224	67,576	71,577
Income tax expense	4,252	7,191	7,057

Net income	26,972	60,385	64,520
Net income attributable to non-controlling interest	134	111	594
Net income attributable to CAI common stockholders	$26,838	$60,274	$63,926

Net income per share attributable to CAI common stockholders
Basic	$1.29	$2.91	$2.89
Diluted	$1.28	$2.85	$2.82

Weighted average shares outstanding
Basic	20,773	20,732	22,157
Diluted	20,988	21,155	22,672

See accompanying notes to consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2015	2014	2013

Net income	$26,972	$60,385	$64,520
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(2,245)	(3,321)	561
Comprehensive income	24,727	57,064	65,081
Comprehensive income attributable to non-controlling interest	134	111	594
Comprehensive income attributable to CAI common stockholders	$24,593	$56,953	$64,487

See accompanying notes to consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

				Accumulated
			Additional	Other		Non-
	Common Stock		Paid-In	Comprehensive	Retained	Controlling	Total
	Shares	Amount	Capital	Income (Loss)	Earnings	Interest	Equity

Balances as of December 31, 2012	22,052	$2	$181,063	$(2,917)	$168,697	$-	$346,845
Net income	-	-	-	-	63,926	594	64,520
Foreign currency translation adjustment	-	-	-	561	-	-	561
Exercise of stock options	160	-	1,524	-	-	-	1,524
Stock issuance costs	-	-	(155)	-	-	-	(155)
Stock based compensation - options	-	-	1,429	-	-	-	1,429
Stock based compensation - restricted stock	28	-	107	-	-	-	107
Excess tax benefit from share-based compensation awards	-	-	295	-	-	-	295
Balances as of December 31, 2013	22,240	2	184,263	(2,356)	232,623	594	415,126
Net income	-	-	-	-	60,274	111	60,385
Foreign currency translation adjustment	-	-	-	(3,321)	-	-	(3,321)
Repurchase of common stock	(1,483)	-	(31,395)	-	-	-	(31,395)
Exercise of stock options	7	-	114	-	-	-	114
Stock based compensation - options	-	-	1,627	-	-	-	1,627
Stock based compensation - restricted stock	24	-	258	-	-	-	258
Excess tax benefit from share-based compensation awards	-	-	27	-	-	-	27
Contributions and other	-	-	-	-	-	84	84
Balances as of December 31, 2014	20,788	2	154,894	(5,677)	292,897	789	442,905
Net income	-	-	-	-	26,838	134	26,972
Foreign currency translation adjustment	-	-	-	(2,245)	-	-	(2,245)
Repurchase of common stock	(1,089)	-	(12,997)	-	-	-	(12,997)
Exercise of stock options	415	-	4,744	-	-	-	4,744
Stock based compensation - options	-	-	1,542	-	-	-	1,542
Stock based compensation - restricted stock	21	-	373	-	-	-	373
Excess tax benefit from share-based compensation awards	-	-	3	-	-	-	3
Payment of income tax withheld on vested restricted stock	(2)	-	(36)	-	-	-	(36)
Balances as of December 31, 2015	20,133	$2	$148,523	$(7,922)	$319,735	$923	$461,261

See accompanying notes to consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income	$26,972	$60,385	$64,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	114,003	78,451	67,631
Amortization of debt issuance costs	2,706	3,165	3,780
Amortization of intangible assets	232	383	780
Stock-based compensation expense	1,915	1,885	1,536
Unrealized loss (gain) on foreign exchange	251	81	(282)
Loss (gain) on sale of used rental equipment	654	(6,522)	(7,356)
Deferred income taxes	4,967	2,170	3,205
Bad debt expense (recovery)	448	248	(227)
Changes in other operating assets and liabilities:
Accounts receivable	4,733	(6,397)	7,404
Prepaid expenses and other assets	(81)	4,256	(3,136)
Accounts payable, accrued expenses and other current liabilities	(3,654)	3,046	(8,839)
Due to container investors	(7,183)	(1,831)	(3,774)
Unearned revenue	1,406	367	(1,056)
Net cash provided by operating activities	147,369	139,687	124,186
Cash flows from investing activities
Purchase of rental equipment	(389,331)	(307,283)	(312,144)
Acquisition of ClearPointt Logistics LLC	(4,100)	-	-
Net proceeds from sale of used rental equipment	66,150	65,637	33,069
Purchase of furniture, fixtures and equipment	(83)	(28)	(60)
Receipt of principal payments from direct financing leases	22,116	16,319	12,329
Net cash used in investing activities	(305,248)	(225,355)	(266,806)
Cash flows from financing activities
Proceeds from debt	748,731	372,510	588,870
Principal payments on debt	(581,739)	(245,136)	(406,961)
Debt issuance costs	(3,226)	(1,999)	(6,595)
Decrease (increase) in restricted cash	1,020	1,021	(4,877)
Repurchase of stock	(12,997)	(31,395)	-
Stock issuance costs	-	-	(155)
Exercise of stock options	4,744	114	1,524
Excess tax benefit from share-based compensation awards	3	27	295
Net cash provided by financing activities	156,536	95,142	172,101
Effect on cash of foreign currency translation	75	(1,394)	(1,411)
Net (decrease) increase in cash	(1,268)	8,080	28,070
Cash at beginning of the period	53,821	45,741	17,671
Cash at end of the period	$52,553	$53,821	$45,741

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$2,340	$852	$5,122
Interest	33,124	32,774	32,267
Supplemental disclosure of non-cash investing and financing activity
Transfer of rental equipment to direct finance lease	$30,604	$30,178	$32,001
Transfer of direct finance lease to rental equipment	-	-	30,118

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

The Company’s common stock is traded on the New York Stock Exchange under the symbol “CAI”. The Company’s corporate headquarters are located in San Francisco, California.

(2)Summary of Significant Accounting Policies

(a)   Principles of Consolidation

The consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries, and its 80%-owned subsidiary, CAIJ, Inc. (CAIJ). The equity attributable to the minority interest in CAIJ is shown as a non-controlling interest on the Company’s consolidated balance sheets as of December 31, 2015 and 2014, and the related net income is presented as net income attributable to non-controlling interest on the Company’s consolidated statements of income for the years ended December 31, 2015, 2014 and 2013. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company regularly performs a review of its container fund arrangements with investors to determine whether a fund is a variable interest entity (VIE) and whether the Company has a variable interest that provides it with a controlling financial interest and is the primary beneficiary of the VIE in accordance with ASC Topic 810, Consolidation. If the fund is determined to be a VIE, a further analysis is performed to determine if the Company is a primary beneficiary of the VIE and meets both of the following criteria under Paragraph 14A of ASC Topic 810:

•it has power to direct the activities of a VIE that most significantly impact the entity’s economic performance; and

•it has the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

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

(d)   Rental equipment

In general, the Company purchases new container equipment from container manufacturers for the purpose of leasing such equipment to customers. The Company also purchases used container equipment through sale-leaseback transactions with its customers, or equipment that was previously owned by one of the Company's third party investors.  Used equipment is typically purchased with an existing lease in place.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Container equipment is recorded at cost and depreciated to an estimated residual value on a straight-line basis over its estimated useful life. The estimated useful lives and residual values of the Company's container equipment are based on historical disposal experience and the Company's expectations for future used container sale prices. The Company reviews its depreciation policies on a regular basis to determine whether changes have taken place that would suggest that a change in its depreciation policies, useful lives of its equipment or the assigned residual values is warranted.

The estimated useful lives and residual values for the majority of the Company's container equipment purchased new from the factory are as follows:

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

For used container equipment acquired through sale-leaseback transactions, we often adjust our estimates for remaining useful life and residual values based on current conditions in the sale market for older containers and our expectations for how long the equipment will remain on-hire to the current lessee.

 Railcar equipment is depreciated over its estimated useful life of 43 years, to its estimated residual value of $8,700 using the straight-line method.

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

When testing for impairment, equipment is generally grouped by rental type, year of manufacture and whether it is on or off-lease, and is tested separately from other groups of assets and liabilities. Potential impairment exists when the estimated future undiscounted cash flows generated by an asset group, comprised of lease proceeds and residual values, less operating expenses, are less than the carrying value of that asset group. If potential impairment exists, the equipment is written down to its fair value. In determining the fair value of an asset group, the Company considers market trends, published value for similar assets, recent transactions of similar assets and in certain cases, quotes from third party appraisers. During the year ended December 31, 2015, the market conditions for certain off-lease containers changed which resulted in their carrying value exceeding their fair value.  The fair value was estimated based on recent gross sales proceeds for sales of similar containers and management’s judgment of market conditions. The resulting impairment charge of $24.5 million relating to the container leasing segment is included in depreciation expense in the consolidated statement of income. No impairment charges were recorded in 2014 and 2013 as a result of our annual review.

(f)   Intangible Assets

Intangible assets with definite useful lives are reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. The Company amortizes intangible assets on a straight-line basis over their estimated useful lives as follows:

Trademarks and tradename	1-10 years
Contracts-owned equipment	5-7 years
Customer relationships	8 years

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

(g)  Goodwill

In connection with the acquisition of ClearPointt Logistics LLC on July 27, 2015, the Company recorded $2.9 million of goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is not amortized but is evaluated for impairment at the reporting unit level annually, or more frequently if events or changes in circumstances indicate that impairment may exist.

The Company assesses qualitative factors such as industry and market considerations, overall financial performance and other relevant events and factors affecting a reporting unit to determine if it is more likely than not that impairment may exist and whether it is necessary to perform the two-step quantitative goodwill impairment test. The first step involves comparing the fair value to the carrying value of each reporting unit that has goodwill assigned to it. If the carrying value exceeds the fair value, a second step is performed to compute the amount of the impairment.  The Company performed the annual impairment test during the fourth quarter of 2015 and concluded that there was no impairment of goodwill.

(h)   Finance Leases

Interest on finance leases is recognized using the effective interest method. Lease income is recorded in decreasing amounts over the term of the contract, resulting in a level rate of return on the net investment in direct finance leases.

(i)   Debt Fees

To the extent that the Company is required to pay issuance fees or direct costs relating to its credit facilities, such fees are amortized over the lives of the related debt using the effective interest method and reflected in interest expense.

(j)   Foreign Currency Translation

The accounts of the Company’s foreign subsidiaries have been converted at rates of exchange in effect at year-end for balance sheet accounts and average exchange rates for the year for income statement accounts. The effects of changes in exchange rates in translating foreign subsidiaries’ financial statements are included in stockholders’ equity as accumulated other comprehensive income.

(k)   Accounts Receivable

Amounts billed under operating leases for equipment owned by the Company, as well as amounts due from customers for the provision of logistics services, are recorded in accounts receivable. The Company estimates an allowance for doubtful accounts for accounts receivable it does not consider fully collectible. The allowance for doubtful accounts is developed based on two key components: (1) specific reserves for receivables for which management believes full collection is doubtful; and (2) a general reserve for estimated losses inherent in the receivables. The general reserve is estimated by applying certain percentages to receivables that have not been specifically reserved, ranging from 1.0% on accounts that are one to thirty days overdue, to 100% on accounts that are one year overdue. The allowance for doubtful accounts is reviewed regularly by management and is based on the risk profile of the receivables, credit quality indicators such as the level of past due amounts and non-performing accounts and economic conditions. Changes in economic conditions or other events may necessitate additions or deductions to the allowance for doubtful accounts. The allowance is intended to provide for losses inherent in the company’s accounts receivable, and requires the application of estimates and judgments as to the outcome of collection efforts and the realization of collateral, among other things.

Amounts billed under operating leases for equipment owned by third-party investors are also recorded in accounts receivable  with a corresponding credit to due to container investors account. The credit risk on accounts receivable related to managed equipment is the responsibility of the third-party investors. Under the Company’s management agreements with investors, the third-party investors are obligated to reimburse the Company for any amounts the Company had previously paid to them in advance of receiving the amount from the equipment lessee if the Company is unable to ultimately collect any amount due from a managed equipment lessee. Accounts receivable attributable to the managed fleet included in accounts receivable as of December 31, 2015 and 2014 was $4.5 million and $8.5 million, respectively.

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

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

(m)   Revenue Recognition

The Company provides a range of services to its customers incorporating rental, sale and management of equipment and the provision of logistics services. Revenue for all forms of service is recognized when earned following the guidelines under FASB ASC Topic 605, Revenue Recognition and FASB ASC Topic 840, Leases. Revenue is reported net of any related sales tax.

Container and Rail Lease Revenue

Lease revenue arises from renting equipment owned by the Company to various lessees. Rental agreements are typically leases with a fixed term of between one and eight years or short-term master lease agreements where there is no term and the equipment can be returned at any time without penalty. Revenue is recorded on an accrual basis for master lease agreements as these agreements have no fixed term. For long-term leases, revenue is recorded on a straight-line basis when earned according to the terms of the rental contracts. These contracts are classified as operating leases. Early termination of the rental contracts subjects the lessee to a penalty, which is included in lease revenue upon such termination.

Included in lease revenue is revenue consisting primarily of fees charged to the lessee for handling, delivery, repairs, and fees relating to the Company’s damage protection plan, which are recognized as earned.

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

Logistics Revenue

The Company recognizes logistics revenue for transportation services provided to customers. For transportation services not completed at the end of a reporting period, a percentage of completion method is used to allocate the appropriate revenue to each separate reporting period using relative transit time. The Company reports logistics revenue on a gross basis as it is the primary obligor and responsible for providing the services desired by the customer. The Company is responsible for fulfillment, including the acceptability of the service, and has discretion in setting sales prices and as a result, its earnings may vary. The Company also has discretion in selecting vendors from multiple suppliers for the services ordered by the customers. Lastly, the Company has credit risk for the related receivables.

 (n)   Stock-Based Compensation

The Company has granted stock options and restricted stock to certain directors and employees under its 2007 Equity Incentive Plan. The Company accounts for stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation, which requires that compensation cost related to stock-based compensation be recognized in the financial statements.  The cost is measured at the date the award is granted based on the fair value of the award. The fair value of stock options is calculated using the Black-Scholes-Merton option pricing model. The stock-based compensation expense is recognized over the vesting period of the grant on a straight-line basis. (See Note 10).

(o)   Repairs and Maintenance

The Company’s leases generally require the lessee to pay for any damage to the equipment beyond normal wear and tear at the end of the lease term. The Company accounts for repairs and maintenance expense on an accrual basis when an obligation to pay has been incurred.

(p)   Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU No. 2014-09). This new standard will replace all current U.S. GAAP guidance on this topic and eliminates industry-specific guidance. Leasing revenue recognition is specifically excluded from this ASU, and therefore, the new standard will only apply to management fee revenue, sales of equipment portfolios, dispositions of used equipment and the provision of logistics services. The guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 31, 2016. Adoption of the guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (ASU No. 2015-17). The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those years, with early adoption permitted. The new guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively. The Company early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. No prior periods were retrospectively adjusted, and adoption had no impact on our results of operations.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (ASU No. 222016-02). The new standard will replace all current U.S. GAAP guidance on this topic. The new guidance will require lessees to recognize a  right-of-use asset and a lease liability for virtually all of their leases, with the exception of leases that meet the definition of a short-term lease. Lessor accounting will remain similar to the current model. The guidance is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The new guidance must be adopted using a modified retrospective transition and is not expected to have a material impact on the Company’s consolidated financial statements.

(3)Consolidation of Variable Interest Entities as a Non-Controlling Interest

The Company regularly performs a review of its container fund arrangements with investors to determine whether a fund is a variable interest entity (VIE) and whether the Company (a) has a variable interest that provides it with a controlling financial interest and (b) is the primary beneficiary of the VIE in accordance with ASC Topic 810, Consolidation. If the fund is determined to be a VIE, a further analysis is performed to determine if the Company is a primary beneficiary of the VIE and meets both of the following criteria under Paragraph 14A of ASC Topic 810:

•It has power to direct the activities of a VIE that most significantly impact the entity’s economic performance; and

•It has the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

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

The Company currently enters into two types of container fund arrangements with investors which are reviewed under ASC Topic 810, Consolidation. These arrangements include container funds that the Company manages for investors and container funds that have entered into financing arrangements with investors. Several of the funds that the Company manages, and all of the funds under financing arrangements, are Japanese container funds that were established by a related party under separate investment agreements allowed under Japanese commercial laws (see Note 14). Each of the funds is financed by unrelated Japanese third party investors.

Managed Container Funds

All container funds under management by the Company are considered VIEs because as manager of the funds, the Company has the power to direct the activities that most significantly impact the entity’s economic performance including the leasing and managing of containers owned by the funds. The fees earned for arranging, managing and establishing the funds are not significant to the expected returns of the funds so the Company does not have a variable interest in the funds. The rights to receive benefits and obligations to absorb losses that could potentially be significant to the funds belong to the third party investors, so the Company concluded that it is not the primary beneficiary of the funds. Consequently the Company has not consolidated the managed container funds. The Company recognizes gain on sale of containers to the unconsolidated VIEs as sales in the ordinary course of business. No container portfolios were sold to the Japanese VIEs in the years ended December 31,  2015, 2014 and 2013.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Collateralized Financing Obligations

As of December 31, 2015, the Company has transferred containers with a total net book value of $165.7 million at the time of transfer to Japanese investor funds while concurrently entering into lease agreements for the same containers, under which the Company leases the containers back from the Japanese investors.  In accordance with ASC Topic 840, Sale-Leaseback Transactions, the Company concluded these were financing transactions under which sale-leaseback accounting was not applicable.

The container funds under financing arrangements are considered VIEs under ASC Topic 810,  Consolidation because, as lessee of the funds, the Company has the power to direct the activities that most significantly impact each entity’s economic performance including the leasing and managing of containers owned by the funds. The terms of the transactions include options for the Company to purchase the containers from the funds at a fixed price. As a result of the residual interest resulting from the fixed price call option, the Company concluded that it may absorb a significant amount of the variability associated with the funds’ anticipated economic performance and, as a result, the Company has a variable interest in the funds. As the Company has the power to direct the activities that most significantly impact the economic performance of the VIEs and the variable interest provides the Company with the right to receive benefits from the entity that could potentially be significant to the funds, the Company determined that it is the primary beneficiary of these VIEs and included the VIEs’ assets and liabilities as of December 31, 2015 and 2014, and the results of the VIEs’ operations and cash flows for the years ended December 31, 2015, 2014 and 2013 in the Company’s consolidated financial statements.

The containers that were transferred to the Japanese investor funds had a net book value of $87.0 million as of December 31, 2015. The container equipment, together with $35.1 million of cash held by the investor funds, has been included on the Company’s consolidated balance sheet with the offsetting liability related to the funds presented in the debt section of the Company’s consolidated balance sheet as collateralized financing obligations of $112.3 million and term loan held by VIE of $7.6 million. See Note 9(e) and Note 9(f) for additional information. No gain or loss was recognized by the Company on the initial consolidation of the VIEs.

(4)Acquisition of ClearPointt Logistics LLC

On July 27, 2015, the Company purchased ClearPointt, a U.S.-based intermodal logistics company focused on the domestic intermodal market, for approximately $4.1 million. The Company is headquartered in Everett, Washington. ClearPointt has 22 employees and agents and over 280 customers.

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

The Company’s results for the year ended December 31, 2015 include the results of ClearPointt for the period since the date of acquisition. Pro forma financial statements are not presented as they are not material to the Company’s overall financial statements.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

(5)Rental Equipment

The following table provides a summary of the Company’s rental equipment (in thousands):

	December 31,	December 31,
	2015	2014
Dry containers	$1,392,825	$1,364,331
Refrigerated containers	308,374	254,788
Other specialized equipment	152,310	130,697
Railcars	244,512	89,294
	2,098,021	1,839,110
Accumulated depreciation	(349,810)	(274,333)
Rental equipment, net of accumulated depreciation	$1,748,211	$1,564,777

2

(6)Net Investment in Direct Finance Leases

The following table represents the components of the Company’s net investment in direct finance leases (in thousands):

	December 31,	December 31,
	2015	2014
Gross finance lease receivables (1)	$124,747	$116,992
Unearned income (2)	(21,379)	(22,028)
Net investment in direct finance leases	$103,368	$94,964

(1)At the inception of the lease, the Company records the total minimum lease payments, executory costs, if any, and unguaranteed residual value as gross finance lease receivables. The gross finance lease receivables are reduced as customer payments are received.  There was no unguaranteed residual value at December 31, 2015 and 2014 included in gross finance lease receivables. There were no executory costs included in gross finance lease receivables as of December 31, 2015 and 2014.

(2)The difference between the gross finance lease receivables and the cost of the equipment or carrying amount at the lease inception is recorded as unearned income. Unearned income, together with initial direct costs, are amortized to income over the lease term so as to produce a constant periodic rate of return. There were no unamortized initial direct costs as of December 31, 2015 and 2014.

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

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Based on the above categories, the Company's gross finance lease receivables were as follows (in thousands):

	December 31,	December 31,
	2015	2014
Tier 1	$86,981	$89,960
Tier 2	37,766	27,032
Tier 3	-	-
	$124,747	$116,992

Contractual maturities of the Company’s gross finance lease receivables subsequent to December 31, 2015 are as follows (in thousands):

2016	$29,145
2017	35,487
2018	26,840
2019	16,145
2020	7,237
2021 and thereafter	9,893
$124,747

(7)Intangible Assets

The Company’s intangible assets as of December 31, 2015 and 2014 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2015
Trademarks and tradename	$1,840	$(1,218)	$622
Contracts- owned equipment	3,644	(3,644)	-
Customer relationships	620	(19)	601
	$6,104	$(4,881)	$1,223
December 31, 2014
Trademarks and tradename	$1,278	$(1,084)	$194
Contracts- owned equipment	3,812	(3,733)	79
	$5,090	$(4,817)	$273

Amortization recorded for the years ended December 31, 2015, 2014 and 2013 was $0.2 million, $0.4 million and  $0.8 million, respectively, and was included in administrative expenses in the consolidated statements of income. Estimated future amortization expenses are as follows (in thousands):

2016	$274
2017	191
2018	191
2019	191
2020	162
2021 and thereafter	214
$1,223

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

(8)Equipment Leases

The Company leases its equipment on either short-term operating leases through master lease agreements, long-term non-cancelable operating leases, or finance leases. The following represents future minimum rents receivable under long-term non-cancelable operating leases as of December 31, 2015 (in thousands):

2016	$146,802
2017	117,091
2018	92,992
2019	55,433
2020	32,300
2021 and thereafter	46,839
$491,457

See Note 6 for contractual maturities of the Company’s gross finance lease receivables.

(9)Debt and Capital Lease Obligations

Debt

Details of the Company’s debt as of December 31, 2015 and 2014 were as follows (dollars in thousands):

		December 31, 2015			December 31, 2014
		Outstanding		Average	Outstanding		Average	Agreement
Reference		Current	Long-term	Interest	Current	Long-term	Interest	Terminates
(a)(i)	Revolving credit facility	$8,500	$488,000	1.8%	$-	$289,000	1.9%	March 2020
(a)(ii)	Revolving credit facility - Rail	34,500	126,000	1.9%	-	61,769	1.9%	October 2020
(b)(i)	Term loan	1,800	23,700	2.3%	1,800	25,500	2.2%	April 2018
(b)(ii)	Term loan	9,000	129,750	2.2%	9,000	138,750	1.8%	October 2019
(b)(iii)	Term loan	9,940	99,440	1.9%	9,940	109,380	1.9%	April 2017
(b)(iv)	Term loan	1,119	18,881	3.4%	-	-	-	December 2020
(c)	Senior secured notes	7,175	71,105	4.9%	8,240	78,280	4.9%	September 2022
(d)	Asset backed notes	40,000	242,875	3.4%	40,000	282,875	3.4%	March 2028
(e)	Collateralized financing obligations	58,553	53,697	0.7%	57,390	65,184	0.8%	June 2019
(f)	Term loans held by VIE	1,829	5,748	2.6%	1,829	8,016	2.6%	June 2019
(g)	Short-term line of credit	-	-	-	75,000	-	1.5%	May 2016
	Total Debt	$172,416	$1,259,196		$203,199	$1,058,754

(a)Revolving Credit Facilities

Revolving credit facilities consist of the following:

(i) On March 15, 2013, the Company entered into a Third Amended and Restated Revolving Credit Agreement, as amended, with a consortium of banks to finance the acquisition of container rental equipment and for general working capital purposes. On January 30, 2015, the Company entered into an amendment to the Third Amended and Restated Revolving Credit Agreement, pursuant to which the revolving credit facility was amended to extend the maturity date to March 15, 2020,  reduce the interest rate, increase the commitment level from $760.0 million to $775.0 million, and revise certain of the covenants and restrictions to provide the Company with additional flexibility.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

As of December 31, 2015, the maximum commitment under the revolving credit facility was $775.0 million. The revolving credit facility may be increased up to a maximum of $960.0 million, in accordance with the terms of the agreement, so long as no default of event of default exists either before or immediately after giving effect to the increase. There is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The revolving credit facility provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to the Company. These credit commitments are part of, and not in addition to, the total commitment provided under the revolving credit facility. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the revolving credit agreement. Interest rates are based on LIBOR for Eurodollar loans, and Base Rate for Based Rate loans. In addition to various financial and other covenants, the Company’s revolving credit facility also includes certain restrictions on the Company’s ability to incur other indebtedness or pay dividends to stockholders.  As of December 31, 2015, the Company was in compliance with the terms of the revolving credit facility.

As of December 31, 2015, the Company had $278.4 million in availability under the revolving credit facility (net of $0.1 million in letters of credit) subject to its ability to meet the collateral requirements under the agreement governing the facility. Based on the borrowing base and collateral requirements at December 31, 2015, the borrowing availability under the revolving credit facility was $93.1 million, assuming no additional contribution of assets. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

The Company’s revolving credit facility, including any amounts drawn on the facility, is secured by substantially all of the assets of the Company (not otherwise used as security for its other credit facilities) including containers owned by the Company, which had a net book value of $717.0 million as of December 31, 2015, the underlying leases and the Company’s interest in any money received under such contracts.

(ii)  On October 22, 2015, the Company and CAI Rail Inc. (CAI Rail), a wholly-owned subsidiary of the Company, entered into the Second Amended and Restated Revolving Credit Agreement with a consortium of banks, pursuant to which the prior revolving credit facility was amended to extend the maturity date to October 22, 2020, reduce the interest rate, increase the commitment level from $250.0 million to $500.0 million, which may be increased up to a maximum of $700.0 million subject to certain conditions, and revise certain of the covenants and restrictions under the prior facility to provide the Company with additional flexibility. As of December 31, 2015, the maximum credit commitment under the revolving line of credit was $500.0 million.

Borrowings under this revolving credit facility bear interest at a variable rate. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the revolving credit agreement. Interest rates are based on LIBOR for Eurodollar loans, and Base Rate for Base Rate loans.

As of December 31, 2015, CAI Rail had $339.5 million in availability under the revolving credit facility, subject to its ability to meet the collateral requirements under the agreement governing the facility. Based on the borrowing base and collateral requirements at December 31, 2015, the borrowing availability under the revolving credit facility was $6.8 million, assuming no additional contribution of assets. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

The agreement governing CAI Rail’s revolving credit facility contains various financial and other covenants. As of December 31, 2015, CAI Rail was in compliance with the terms of the revolving credit facility. CAI Rail’s revolving credit facility, including any amounts drawn on the facility, is secured by all of the assets of CAI Rail, which had a net book value of $209.1 million as of December 31, 2015, and is guaranteed by the Company.

(b)Term Loans

Term loans consist of the following:

(i) On March 22, 2013, the Company entered into a $30.0 million five-year term loan agreement with Development Bank of Japan (DBJ). The loan is payable in 19 quarterly installments of $0.5 million starting July 31, 2013 and a final payment of $21.5 million on April 30, 2018. The loan bears interest at variable rates based on LIBOR. As of December 31, 2015, the loan had a balance of $25.5 million.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

The following are the estimated future principal and interest payments under these loans as of December 31, 2015 (in thousands). The payments were calculated assuming the interest rate remains 2.3% through maturity of the loan.

2016	$2,386
2017	2,342
2018	22,153
26,881
Less: Amount representing interest	(1,381)
Term loan	$25,500

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

On October 1, 2014, the Company entered into an amended and restated term loan agreement with a consortium of banks, pursuant to which the prior loan agreement was refinanced. The amended and restated term loan agreement, which contains similar terms to the prior loan agreement, was amended to, among other things: (a) reduce the borrowing rates from LIBOR plus 2.25% to LIBOR plus 1.6% (per annum) for Eurodollar loans, (b) increase the loan commitment from $115.0 million to $150.0 million, (c) extend the maturity date to October 1, 2019, and (d) revise certain of the covenants and restrictions under the prior loan agreement to provide the Company with additional flexibility. As of December 31, 2015, the term loan had a balance of $138.8 million.

The following are the estimated future principal and interest payments under this loan as of December 31, 2015 (in thousands). The payments were calculated assuming the interest rate remains 2.2% through maturity of the loan.

2016	$11,986
2017	11,780
2018	11,582
2019	113,629
148,977
Less: Amount representing interest	(10,227)
Term loan	$138,750

(iii) On April 11, 2012, the Company entered into a term loan agreement with a consortium of banks. The agreement, as amended, provides for a five-year term loan of up to $142.0 million, subject to certain borrowing conditions, which amount is secured by certain assets of the Company. The commitment under the loan may be increased to a maximum of $200.0 million under certain conditions described in the agreement. The term loan’s outstanding principal bears interest based on LIBOR and is amortized quarterly, with quarterly payments equal to 1.75% multiplied by the outstanding principal amount at such time. The facility contains various financial and other covenants. The full $142.0 million has been drawn and was primarily used to repay outstanding amounts under the Company’s senior revolving credit facility. All unpaid amounts then outstanding are due and payable on April 11, 2017.  As of December 31, 2015, the loan had a balance of $109.4 million.

The following are the estimated future principal and interest payments under this loan as of December 31, 2015 (in thousands). The payments were calculated assuming the interest rate remains 1.9% through maturity of the loan.

2016	$12,029
2017	100,405
112,434
Less: Amount representing interest	(3,054)
Term loan	$109,380

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

 (iv) On December 22, 2015, the Company and CAI Rail entered into a $20.0 million five-year term loan agreement with Siemens Financial Services, Inc. (Siemens). The term loan’s outstanding principal bears interest at a fixed rate of 3.4% per annum and is amortized quarterly. Any unpaid principal and interest is due and payable on December 22, 2020. The proceeds from the term loan were primarily used to repay outstanding amounts under CAI Rail’s revolving credit facility. As of December 31, 2015, the loan had a balance of $20.0 million.

The following are the estimated future principal and interest payments under this loan as of December 31, 2015 (in thousands). The payments were calculated based on the fixed interest rate of 3.4%.

2016	$1,793
2017	1,793
2018	1,793
2019	1,793
2020	15,793
22,965
Less: Amount representing interest	(2,965)
Term loan	$20,000

The Company's term loans are secured by rental equipment owned by the Company, which had a net book value of $356.7 million as of December 31, 2015.

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

The Notes bear interest at 4.9% per annum, due and payable semiannually on March 13 and September 13 of each year, commencing on March 13, 2013. In addition, CAL is required to make certain principal payments on March 13 and September 13 of each year, commencing on March 13, 2013. Any unpaid principal and interest is due and payable on September 13, 2022. The Note Purchase Agreement provides that CAL may prepay at any time all or any part of the Notes in an amount not less than 10% of the aggregate principal amount of the Notes then outstanding. As of December 31, 2015, the Notes had a balance of $78.3 million.

The following are the estimated future principal and interest payments under the Notes as of December 31, 2015 (in thousands). The payments were calculated based on the fixed interest rate of 4.9%.

2016	$10,910
2017	9,520
2018	9,220
2019	8,920
2020	8,621
2021 and thereafter	50,789
97,980
Less: Amount representing interest	(19,700)
Senior secured notes	$78,280

The Company's senior secured notes are secured by rental equipment owned by the Company, which had a net book value of $101.5 million as of December 31, 2015.

(d)Asset-Backed Notes

On October 18, 2012, CAL Funding II Limited (CAL II), a wholly-owned indirect subsidiary of CAI, issued $171.0 million of 3.47% fixed rate asset-backed notes (Series 2012-1 Asset-Backed Notes).  Principal and interest on the Series 2012-1 Asset-Backed Notes is payable monthly commencing on November 26, 2012, and the Series 2012-1 Asset-Backed Notes mature in October 2027.  The proceeds from the Series 2012-1 Asset-Backed Notes were used to repay part of the Company’s borrowings under its senior revolving credit facility. As of December 31, 2015, the Series 2012-1 Asset-Backed Notes had a balance of $116.9 million.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

On March 28, 2013, CAL II issued $229.0 million of 3.35% fixed rate asset-backed notes (Series 2013-1 Asset-Backed Notes). Principal and interest on the Series 2013-1 Asset-Backed Notes is payable monthly commencing on April 25, 2013, and the Series 2013-1 Asset-Backed Notes mature in March 2028. The proceeds from the Series 2013-1 Asset-Backed Notes were used partly to reduce the balance of the Company’s term loan as described in Note 9 (b)(ii) above, and to partially pay down the Company’s senior revolving credit facility. The Series 2013-1 Asset-Backed Notes had a balance of $166.0 million as of December 31, 2015.

The following are the estimated future principal and interest payments under the Asset-Backed Notes as of December 31, 2015 (in thousands). The payments were calculated based on the weighted average fixed interest rate of 3.4%.

2016	$48,993
2017	47,632
2018	46,272
2019	44,911
2020	43,551
2021 and thereafter	85,931
317,290
Less: Amount representing interest	(34,415)
Asset-backed notes	$282,875

The Company's asset-backed notes are secured by rental equipment owned by the Company, which had a net book value of $356.4 million as of December 31, 2015.

The agreements under each of the asset-backed notes described above require the Company to maintain a restricted cash account to cover payment of the obligations. As of December 31, 2015, the restricted cash account had a balance of $7.2 million.

(e)Collateralized Financing Obligations

As of December 31, 2015, the Company had collateralized financing obligations of $112.2 million (see Note 3). The obligations had an average interest rate of 0.7% as of December 31, 2015 with maturity dates between March 2016 and June 2019. The debt is secured by a pool of containers covered under the financing arrangements.

The following are the estimated future principal and interest payments under the Company’s collateralized financing obligations as of December 31, 2015 (in thousands). The payments were calculated assuming an average interest rate of 0.7% through maturity of the obligations.

2016	$59,988
2017	18,510
2018	25,708
2019	10,820
115,026
Less: Amount representing interest	(2,776)
Collateralized financing obligations	$112,250

(f)Term Loans Held by VIE

On June 25, 2014, one of the Japanese investor funds that is consolidated by the Company as a VIE (see Note 3) entered into a term loan agreement with a bank. Under the terms of the agreement, the Japanese investor fund entered into two loans; a five year, amortizing loan of $9.2 million at a fixed interest rate of 2.7%, and a five year, non-amortizing loan of $1.6 million at a variable interest rate based on LIBOR.  The debt is secured by assets of the Japanese investor fund, and is subject to certain borrowing conditions set out in the loan agreement. As of December 31, 2015, the term loans held by the Japanese investor fund totaled $7.6 million and had an average interest rate of  2.6%.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

The following are the estimated future principal and interest payments under this loan as of December 31, 2015 (in thousands). The payments were calculated assuming the interest rate remains 2.6% through maturity of the loan.

2016	$2,004
2017	1,956
2018	1,908
2019	2,132
8,000
Less: Amount representing interest	(423)
Term loans held by VIE	$7,577

The Company's term loans held by VIE are secured by rental equipment owned by the Japanese investor fund, which had a net book value of $16.4 million as of December 31, 2015.

(g)Short Term Line of Credit

On May 8, 2014, CAL entered into a short term uncommitted line of credit agreement. Under this credit agreement, CAL is eligible to borrow up to $75.0 million, subject to certain borrowing conditions. Loans made under the line of credit are repayable on the earlier of (a) 3 months after the loan is made, and (b) the facility termination date of May 8, 2016. Outstanding loans bear a variable interest rate based on LIBOR.  The full $75.0 million was drawn and was primarily used to repay outstanding amounts under the Company’s senior revolving credit facility. As of December 31, 2015, the full $75.0 million was paid down.

The agreements relating to all of the Company’s debt contain various financial and other covenants. As of December 31, 2015, the Company was in compliance with all of its debt covenants.

Capital Lease Obligations

As of December 31, 2015, the Company had capital lease obligations of less than $0.1 million. The underlying obligations are denominated in Euros at floating interest rates averaging 2.8% as of December 31, 2015 with maturity dates of March 2016.  The loans are secured by certain containers owned by the Company, which had a net book value of $1.2 million as of December 31, 2015.

The following are the estimated future principal and interest payments under capital lease obligations as of December 31, 2015 (in thousands). The payments were calculated assuming the interest rate remains 2.8% through maturity of the loans.

2016	$5
5
Less: Amount representing interest	-
Capital lease obligations	$5

(10)Stock–Based Compensation Plan

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

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

The following table summarizes the Company’s stock option activities for the three years ended December 31, 2015:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in thousands)
Options outstanding, December 31, 2012	1,335,680	$13.41
Options granted - employees	51,300	$26.41
Options granted - directors	40,000	$26.41
Options forfeited - employees	(3,501)	$14.87
Options exercised - employees	(159,994)	$9.53
Options outstanding, December 31, 2013	1,263,485	$14.84
Options granted - employees	120,000	$22.09
Options granted - directors	50,000	$22.09
Options forfeited - employees	(5,417)	$22.55
Options exercised - employees	(7,319)	$15.60
Options outstanding, December 31, 2014	1,420,749	$15.67
Options granted - employees	133,000	$21.66
Options granted - directors	50,000	$21.89
Options exercised - employees	(414,494)	$11.45
Options outstanding, December 31, 2015	1,189,255	$18.08	5.9	$1,022
Options exercisable at December 31, 2015	901,268	$16.84	4.9	$1,022
Expected to vest after December 31, 2015	287,987	$21.95	8.9	$-

The aggregate intrinsic value represents the value by which the Company’s closing stock price of $10.08 per share on the last trading day of the year ended December 31, 2015 exceeds the exercise price of the stock multiplied by the number of options outstanding or exercisable, excluding options that have a zero or negative intrinsic value. The aggregate intrinsic value of options exercised during 2015, 2014 and 2013, based on the closing share price on the date each option was exercised, was $4.9 million,  less than $0.1 million, and $2.3 million, respectively.

The Company recorded stock-based compensation expense of $1.5 million, $1.6 million and $1.4 million relating to stock options for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, the remaining unamortized stock-based compensation cost relating to stock options granted to the Company’s employees and independent directors was approximately $2.5 million which is to be recognized over the remaining weighted average vesting period of approximately 2.6 years.

The total fair value of stock options granted to the Company’s employees and independent directors at the time of grant was approximately $1.7 million, or $9.20 per share, $1.9 million, or $11.02 per share, and $1.3 million, or $14.10 per share for the years ended December 31, 2015, 2014 and 2013, respectively, calculated using the Black-Scholes-Merton pricing model under the following weighted average assumptions:

	2015	2014	2013
Stock price	$21.72	$22.09	$26.41
Exercise price	$21.72	$22.09	$26.41
Expected term:
Employees	6.25 years	6.25 years	6.25 years
Directors	5.5 years	5.5 years	5.5 years
Expected volatility:
Employees	41.76%	53.50%	56.70%
Directors	39.50%	44.80%	58.60%
Dividend yield	-%	-%	-%
Risk free rate:
Employees	2.00%	1.98%	1.35%
Directors	1.85%	1.79%	1.16%

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

 The expected option term is calculated using the simplified method in accordance with SEC guidance. The expected volatility was derived from the average volatility of the Company’s stock over a period approximating the expected term of the options. The risk-free rate is based on daily U.S. Treasury yield curve with a term approximating the expected term of the options. No forfeiture was estimated on all options granted during the years ended December 31, 2015, 2014 and 2013 as management believes that none of the grantees will leave the Company within the option vesting period.

Restricted Stock

The Company grants restricted stock to certain employees pursuant to the Plan. The restricted stock is valued based on the closing price of the Company’s stock on the date of grant and has a vesting period of four years. The following table summarizes the activity of restricted stock under the Company’s Plan:

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Restricted stock outstanding, December 31, 2012	-	$-
Restricted stock granted	28,150	$26.11
Restricted stock outstanding, December 31, 2013	28,150	$26.11
Restricted stock granted	23,500	$22.09
Restricted stock vested	(7,648)	$26.13
Restricted stock forfeited	(1,500)	$26.41
Restricted stock outstanding, December 31, 2014	42,502	$23.87
Restricted stock granted	21,000	$21.15
Restricted stock vested	(15,477)	$23.81
Restricted stock outstanding, December 31, 2014	48,025	$22.70

The Company recognized $0.4 million, $0.3 million and $0.1 million of stock-based compensation expense relating to restricted stock for the years ended December 31, 2015, 2014 and 2013, respectively. Unamortized stock-based compensation expense relating to restricted stock as of December 31, 2015 was $0.9 million, which will be recognized over the remaining average vesting period of 2.5 years.

Stock-based compensation expense is recorded as a component of administrative expenses in the Company’s consolidated statements of income with a corresponding credit to additional paid-in capital in the Company’s consolidated balance sheets.

(11)Income Taxes

For the years ended December 31, 2015, 2014 and 2013, net income before income taxes and non-controlling interest consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
U.S. operations	$6,682	$7,853	$9,225
Foreign operations	24,542	59,723	62,352
	$31,224	$67,576	$71,577

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Income tax expense (benefit) attributable to income from operations consisted of (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current
Federal	$(2,083)	$3,005	$2,032
State	(4)	62	37
Foreign	1,372	1,954	1,783
	(715)	5,021	3,852
Deferred
Federal	5,406	930	2,777
State	19	247	(469)
Foreign	(458)	993	897
	4,967	2,170	3,205
Income tax expense	$4,252	$7,191	$7,057

The reconciliations between the Company’s income tax expense and the amounts computed by applying the U.S. federal income tax rate of 35.0% for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Computed expected tax expense	$10,928	$23,651	$25,052
Increase (decrease) in income taxes resulting from:
Foreign tax differential	(7,676)	(17,955)	(19,046)
State income tax expense, net of federal income tax benefit	220	55	(514)
Subpart F income	597	1,106	1,255
Increase in uncertain tax positions	17	38	124
Non-deductible stock-based compensation	134	112	92
Change in valuation allowance	(152)	167	-
Other	184	17	94
	$4,252	$7,191	$7,057

As of December 31, 2015, the Company had $35.5 million, $18.9 million and $9.0 million of net operating loss (NOL) carry forwards available to offset future federal, foreign and state taxable income, respectively. The NOL carry forwards will begin to expire in 2035, 2017 and 2029 for federal, foreign and state income tax purposes, respectively.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2015 and 2014 are presented below (in thousands):

	Year Ended December 31,
	2015	2014
Deferred tax assets:
Accounts receivable	$123	$63
Accrued expenses and other current liabilities	145	114
Unearned revenue	436	209
Stock-based compensation	1,812	2,174
Other	411	36
Net operating loss carry forwards	13,814	2,602
Gross deferred tax assets	16,741	5,198
Valuation allowance	(15)	(167)
Net deferred tax assets	16,726	5,031

Deferred tax liabilities:
Intangible assets	29	68
Depreciation and amortization	56,478	40,015
Foreign deferred tax liabilities	2,664	2,953
Deferred subpart F income	5,790	5,193
Unrealized gain	(31)	39
Gross deferred tax liabilities	64,930	48,268
Net deferred tax liability	$48,204	$43,237

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

Tax attributes related to stock option windfall deductions are not recorded until they result in a reduction of cash tax payable. Our federal and state net operating losses from windfall deductions were excluded from our deferred tax balance as of December 31, 2015. As of December 31, 2015, the benefit of the federal and state net operating loss deferred tax assets of $1.0 million and less than $0.1 million, respectively, will be recorded to additional paid-in capital when they reduce cash tax payable.

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries. As of December 31, 2015, the amount of such earnings totaled approximately $263.9 million. These earnings have been permanently reinvested and the Company does not plan to initiate any action that would precipitate the payment of income taxes thereon. The amount of income taxes that would have resulted had such earnings been repatriated is not practically determinable.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

Balance at January 1, 2014	$140
Increases related to prior year tax positions	13
Increases related to current year tax positions	35
Balance at December 31, 2014	188
Increases related to current year tax positions	119
Decreases related to lapsing of statute	(87)
Balance at December 31, 2015	$220

The unrecognized tax benefits of approximately $0.2 million at December 31, 2015, if recognized, would reduce the Company’s effective tax rate. The Company accrued potential interest and penalties of less than $0.1 million related to unrecognized tax benefits for each of the years ended December 31, 2015 and 2014.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

The Company’s tax returns, including the United States, California, New Jersey and South Carolina, are subject to examination by the tax authorities. The Company accrues for unrecognized tax benefits based upon its best estimate of the additional taxes, interest and penalties expected to be paid. These estimates are updated over time as more definitive information becomes available from taxing authorities, completion of tax audits, expiration of statute of limitations, or upon occurrence of other events.

The Company does not believe the total amount of unrecognized tax benefit as of December 31, 2015 will increase or decrease significantly in the next twelve months. As of December 31, 2015, the statute of limitations for tax examinations in the United States has not expired for the years ended December 31, 2011 through 2014 and California, New Jersey and South Carolina have not expired for tax returns filed for the years ended December 31, 2011 through 2014.

(12)Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s collateralized financing obligations of $112.2 million as of December 31, 2015 were estimated to have a  fair value of approximately $110.9 million based on the fair value of estimated future payments calculated using the prevailing interest rates. The fair value of these financial instruments would be categorized as Level 3 of the fair value hierarchy. Management believes that the balances of the Company’s revolving credit facilities of $657.0 million, term loans totaling $293.6 million, senior secured notes of $78.3 million, asset-backed notes of $282.9 million, term loans held by VIE of $7.6 million, capital lease obligations of less than $0.1 million and net investment in direct finance leases of $103.4  million approximate their fair values as of December 31, 2015. The fair value of these financial instruments would be categorized as Level 3 of the fair value hierarchy.

(13)Commitments and Contingencies

The Company utilizes certain office facilities and office equipment under non-cancelable operating lease agreements which generally have original terms of up to five years. Future minimum lease payments required under non-cancellable operating leases having an original term of more than one year as of December 31, 2015 are as follows (in thousands):

Office
Facilities
and
Equipment
Year ending December 31:
2016	$1,398
2017	1,154
2018	208
2019	45
$2,805

Office facility expense was $1.5 million for both the years ended December 31, 2015 and 2014, and $1.4 million for the year ended December 31, 2013, and was included in administrative expenses in the consolidated statements of income.

As of December 31, 2015 and 2014, the Company had one outstanding letter of credit of $0.1 million. The letter of credit guarantees the Company’s obligations under certain operating lease agreements.

In addition to the rental equipment payable of $10.9 million, the Company had commitments to purchase approximately $280.1 million of rental equipment as of December 31, 2015;  $123.0 million in the twelve months ended December 31, 2016, $111.6 million in the twelve months ended December 31, 2017 and $45.5 million in the twelve months ended December 31, 2018.

In the ordinary course of business, the Company executes contracts involving indemnifications standard in the industry and indemnifications specific to a transaction such as an assignment and assumption agreement. These indemnifications might include claims related to tax matters, governmental regulations, and contractual relationships. Performance under these indemnities would generally be triggered by a breach of terms of a  contract or by a third-party claim. The Company regularly evaluates the probability of having to incur costs associated with these indemnifications and as of December 31, 2015 there were no claims outstanding under such indemnifications and the Company believes that no claims are probable of occurring in the future.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

(14)Related Party Transactions

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

(15)Capital Stock

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

(16)401(k) Savings Plan

The Company established a 401(k) plan in January 1995 for certain eligible employees. Company contribution to this plan was entirely at the Company’s discretion. On October 1, 2007, the Company enhanced the plan to cover all of its U.S. employees. Under the enhanced provisions of the plan, an employee may contribute up to the statutory limit of his or her salary into the plan. The Company matches employee contributions up to 4% of qualified compensation. The Company’s contribution vests immediately.  Company contribution to the plan was $0.3 million for the year ended December 31, 2015 and $0.2 million for both the years ended December 31, 2014 and 2013.

(17)Segment and Geographic Information

The Company organizes itself by the nature of the services it provides which includes equipment leasing, equipment management and logistics.  Previously, the Company operated in only one industry segment, equipment leasing, and therefore did not disclose separate segments. Due to the growth in CAI Rail and the acquisition of ClearPointt Logistics LLC during the current year, the Company determined that it has three reportable business segments: container leasing, rail leasing and logistics.

The container leasing segment is aggregated with equipment management and derives its revenue from the ownership and leasing of containers and fees earned for managing container portfolios on behalf of third party investors. The rail leasing segment derives its revenue from the ownership and leasing of railcars. The logistics segment derives its revenue from the provision of logistics services. There are no inter-segment revenues.

With the exception of administrative expenses, operating expenses are directly attributable to each segment. Administrative expenses that are not directly attributable to a segment are allocated to container or rail leasing based on the net book value of equipment in each segment.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

The following tables show condensed segment information for the years ended December 31, 2015, 2014 and 2013, reconciled to the Company’s net income before income taxes and non-controlling interest as shown in its consolidated statements of income for such periods (in thousands):

	Year Ended December 31, 2015
	Container Leasing	Rail Leasing	Logistics	Total
Container lease income	$217,505	$-	$-	$217,505
Rail lease income	-	17,433	-	17,433
Logistics revenue	-	-	11,502	11,502
Management fee revenue	3,227	-	-	3,227
Total revenue	220,732	17,433	11,502	249,667
Depreciation of rental equipment	108,996	4,594	-	113,590
Storage, handling and other expenses	27,653	2,540	1	30,194
Logistics transportation costs	-	-	10,172	10,172
Loss (gain) on sale of used rental equipment	2,276	(1,622)	-	654
Administrative expenses	21,969	3,131	2,517	27,617
Total operating expenses	160,894	8,643	12,690	182,227
Operating income	59,838	8,790	(1,188)	67,440
Net interest expense	32,919	3,109	6	36,034
Other expense	182	-	-	182
Total other expenses	33,101	3,109	6	36,216
Net income before income taxes and non-controlling interest	$26,737	$5,681	$(1,194)	$31,224
Goodwill	$-	$-	$2,905	$2,905
Total assets	$1,738,829	$241,415	$6,300	$1,986,544
Purchase of rental equipment	$226,469	$162,862	$-	$389,331

	Year Ended December 31, 2014
	Container Leasing	Rail Leasing	Logistics	Total
Container lease income	$210,756	$-	$-	$210,756
Rail lease income	-	10,336	-	10,336
Management fee revenue	6,497	-	-	6,497
Total revenue	217,253	10,336	-	227,589
Depreciation of rental equipment	75,150	2,826	-	77,976
Storage, handling and other expenses	23,841	2,202	-	26,043
Gain on sale of used rental equipment	(6,506)	(16)	-	(6,522)
Administrative expenses	24,180	2,358	-	26,538
Total operating expenses	116,665	7,370	-	124,035
Operating income	100,588	2,966	-	103,554
Net interest expense	33,212	1,993	-	35,205
Other expense	773	-	-	773
Total other expenses	33,985	1,993	-	35,978
Net income before income taxes and non-controlling interest	$66,603	$973	$-	$67,576
Total assets	$1,708,266	$87,574	$-	$1,795,840
Purchase of rental equipment	$289,921	$17,362	$-	$307,283

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

	Year Ended December 31, 2013
	Container Leasing	Rail Leasing	Logistics	Total
Container lease income	$197,360	$-	$-	$197,360
Rail lease income	-	7,179	-	7,179
Management fee revenue	7,866	-	-	7,866
Total revenue	205,226	7,179	-	212,405
Depreciation of rental equipment	65,122	1,987	-	67,109
Storage, handling and other expenses	17,293	1,964	-	19,257
Gain on sale of used rental equipment	(7,342)	(14)	-	(7,356)
Administrative expenses	23,369	1,259	-	24,628
Total operating expenses	98,442	5,196	-	103,638
Operating income	106,784	1,983	-	108,767
Net interest expense	34,501	1,499	-	36,000
Other expense	1,190	-	-	1,190
Total other expenses	35,691	1,499	-	37,190
Net income before income taxes and non-controlling interest	$71,093	$484	$-	$71,577
Purchase of rental equipment	$293,379	$18,765	$-	$312,144

Geographic Data

The Company earns its revenue primarily from intermodal containers which are deployed by its customers in a wide variety of global trade routes.  Virtually all of the Company’s containers are used internationally and typically no container is domiciled in one particular place for a prolonged period of time. As such,  substantially all of the Company’s long-lived assets are considered to be international, with no single country of use.

The Company’s railcars, with a net book value of $234.4 million as of December 31, 2015, are used primarily to transport cargo within North America.

The following table represents the geographic allocation of revenue for the periods indicated based on customers’ primary domicile (in thousands):

	Year Ended December 31,
	2015	2014	2013
United States	$48,103	$13,821	$11,605
France	25,811	26,586	23,956
Japan	24,919	26,124	24,353
Switzerland	18,937	22,813	21,727
Korea	17,703	23,169	22,781
Other Asia	62,702	64,677	57,421
Other Europe	37,353	33,235	31,493
Other International	14,139	17,164	19,069
Total revenue	$249,667	$227,589	$212,405

(18)Revenue Concentration

Revenue from the Company’s ten largest lessees represented 51.9%, 55.4% and 56.6% of total revenue for the years ended December 31, 2015, 2014 and 2013, respectively. Revenue from the Company’s single largest lessee, CMA CGM, accounted for 11.6%, or $29.0 million, 11.4%, or $25.9 million, and 11.2%, or $23.8 million, of total revenue for the years ended December 31, 2015, 2014 and 2013, respectively.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

(19)Earnings per Share

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

The following table sets forth the reconciliation of basic and diluted net income per share for the years ended December 31, 2015, 2014 and 2013 (in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013
Numerator
Net income attributable to CAI common stockholders used in the calculation
of basic and diluted earnings per share	$26,838	$60,274	$63,926
Denominator
Weighted-average shares used in the calculation of basic earnings per share	20,773	20,732	22,157
Effect of dilutive securities:
Stock options and restricted stock	215	423	515
Weighted-average shares used in the calculation of diluted earnings per share	20,988	21,155	22,672
Net income per share attributable to CAI common stockholders:
Basic	$1.29	$2.91	$2.89
Diluted	$1.28	$2.85	$2.82

The calculation of diluted income per share for the years ended December 31, 2015, 2014 and 2013 excluded from the denominator 763,847,  600,450 and 271,300 shares, respectively, of common stock options granted to employees and directors because their effect would have been antidilutive.

(20)Selected Quarterly Financial Data (Unaudited)

The following table sets forth key interim financial information for the years ended December 31, 2015 and 2014 (in thousands, except per share amount):

	2015 Quarters Ended				2014 Quarters Ended
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Revenue	$65,692	$66,117	$59,366	$58,492	$58,810	$59,203	$55,312	$54,264
Operating expenses	68,292	42,861	36,232	34,842	31,595	31,954	30,815	29,671
Operating (loss) income	(2,600)	23,256	23,134	23,650	27,215	27,249	24,497	24,593
Net (loss) income attributable to
CAI common stockholders	(12,582)	12,989	12,889	13,542	16,162	16,395	13,446	14,271

Net (loss) income per share attributable
to CAI common stockholders:
Basic	$(0.62)	$0.62	$0.61	$0.65	$0.78	$0.78	$0.61	$0.64
Diluted	$(0.62)	$0.62	$0.60	$0.64	$0.76	$0.77	$0.60	$0.63

(21)Subsequent Events

In February 2016, the Company purchased Challenger Overseas, LLC, a New Jersey based Non-Vessel Operating Common Carrier for approximately $10.8 million.

In February 2016, the Company’s Board of Directors approved a one million share increase in the previously approved share repurchase program bringing the total authorized for repurchase to two million shares. As of February 25, 2016, 410,000 shares have been repurchased at an average price of $8.43, which included 321,000 shares that were repurchased subsequent to December 31, 2015.

Schedule II

Valuation Accounts

(In thousands)

	Balance at	Net Additions		Balance at
	Beginning	(Reductions)		End of
	of Period	to Expense	(Deductions)*	Period
December 31, 2013
Accounts receivable, allowance for doubtful accounts	$794	$(227)	$(64)	$503
December 31, 2014
Accounts receivable, allowance for doubtful accounts	$503	$248	$(71)	$680
December 31, 2015
Accounts receivable, allowance for doubtful accounts	$680	$448	$(580)	$548

*Primarily consists of write-offs, net of recoveries and other adjustments

 EXHIBIT INDEX

Exhibit
Exhibit No.	Description

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

10.3*	2007 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on June 9, 2015).

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

10.13

Second Amended and Restated Revolving Credit Agreement, dated October 22, 2015, among CAI Rail, Inc., CAI International, Inc., the lending institutions from time to time listed on Schedule 1 thereto, MUFG Union Bank, N.A. and Bank of America, N.A., as joint lead arrangers and joint bookrunners, Bank of America, N.A., as syndication agent, and ING Bank, a branch of ING-Diba AG and The Huntington National Bank, as co-documentation agents (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K, filed on October 27, 2015).

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

10.23‡‡

Multi-Year Railcar Order, dated June 29, 2015, among CAI Rail, Inc., Trinity North America Freight Car, Inc. and Trinity Tank Car, Inc. (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015, filed on August 5, 2015).

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

101

The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.

____________________________________

*	Management contract or compensatory plan.
‡‡	Confidential treatment granted as to portions of this exhibit. Confidential information has been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 2, 2016	CAI International, Inc.

		By:	/s/ VICTOR M. GARCIA
Victor M. Garcia
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities indicated, on the 2nd day of March, 2016.

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