Form 10-Q
period 2016-03-31
CAI International, Inc.
filed 2016-05-06
CIK 1388430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common	April 30, 2016
Common Stock, $.0001 par value per share	19,428,894 shares

 CAI INTERNATIONAL, INC.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business, operations, growth strategy and service development efforts. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words “may,” “might,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (SEC) on March 3, 2016 and our other reports filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our other filings with the SEC.

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

 CAI INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

(UNAUDITED)

	March 31,	December 31,
	2016	2015
Assets
Current assets
Cash	$17,968	$17,447
Cash held by variable interest entities	35,134	35,106
Accounts receivable, net of allowance for doubtful accounts of $807 and
and $548 at March 31, 2016 and December 31, 2015, respectively	61,556	55,284
Current portion of direct finance leases	21,108	21,158
Prepaid expenses and other current assets	2,202	2,155
Total current assets	137,968	131,150
Restricted cash	6,957	7,212
Rental equipment, net of accumulated depreciation of $368,471 and
$349,810 at March 31, 2016 and December 31, 2015, respectively	1,751,345	1,748,211
Net investment in direct finance leases	84,097	82,210
Goodwill	8,994	2,905
Intangible assets, net of accumulated amortization of $1,313 and
$1,237 at March 31, 2016 and December 31, 2015, respectively	4,820	1,223
Furniture, fixtures and equipment, net of accumulated depreciation of $2,212 and
$2,027 at March 31, 2016 and December 31, 2015, respectively	621	674
Total assets (1)	$1,994,802	$1,973,585

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$14,989	$11,962
Accrued expenses and other current liabilities	5,205	4,813
Due to container investors	5,995	5,801
Unearned revenue	13,384	11,990
Current portion of debt	114,533	169,596
Rental equipment payable	13,023	10,901
Total current liabilities	167,129	215,063
Debt	1,313,548	1,249,057
Deferred income tax liability	48,304	48,204
Other long term liabilities	2,000	-
Total liabilities (2)	1,530,981	1,512,324

Stockholders' equity
Common stock: par value $.0001 per share; authorized 84,000,000 shares; issued and outstanding
19,428,894 and 20,132,706 shares at March 31, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	142,961	148,523
Accumulated other comprehensive loss	(7,000)	(7,922)
Retained earnings	326,901	319,735
Total CAI stockholders' equity	462,864	460,338
Non-controlling interest	957	923
Total stockholders' equity	463,821	461,261
Total liabilities and stockholders' equity	$1,994,802	$1,973,585

(1)

Total assets at March 31, 2016 and December 31, 2015 include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash,  $35,134 and $35,106; Net investment in direct finance leases,  $1,882 and $1,915; and Rental equipment, net of accumulated depreciation, $69,263 and  $85,101, respectively.

(2)

Total liabilities at March 31, 2016 and December 31, 2015 include the following VIE liabilities for which the VIE creditors do not have recourse to CAI International, Inc.: Current portion of debt,  $46,374 and $60,382; Debt, $59,773 and $59,445, respectively.

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Revenue
Container lease income	$50,914	$54,320
Rail lease income	7,257	2,915
Logistics revenue	8,164	-
Management fee revenue	631	1,257
Total revenue	66,966	58,492

Operating expenses
Depreciation of rental equipment	23,034	21,223
Storage, handling and other expenses	9,051	6,765
Logistics transportation costs	6,942	-
Loss (gain) on sale of used rental equipment	733	(357)
Administrative expenses	8,750	7,211
Total operating expenses	48,510	34,842

Operating income	18,456	23,650

Other expenses
Net interest expense	9,993	8,778
Other expense (income)	130	(41)
Other expense	10,123	8,737

Net income before income taxes and non-controlling interest	8,333	14,913
Income tax expense	1,133	1,342

Net income	7,200	13,571
Net income attributable to non-controlling interest	(34)	(29)
Net income attributable to CAI common stockholders	$7,166	$13,542

Net income per share attributable to CAI common stockholders
Basic	$0.36	$0.65
Diluted	$0.36	$0.64

Weighted average shares outstanding
Basic	19,774	20,903
Diluted	19,833	21,295

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015

Net income	$7,200	$13,571
Other comprehensive income, net of tax:
Foreign currency translation adjustments	922	(2,419)
Comprehensive income	8,122	11,152
Comprehensive income attributable to non-controlling interest	(34)	(29)
Comprehensive income attributable to CAI common stockholders	$8,088	$11,123

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income	$7,200	$13,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,113	21,330
Amortization of debt issuance costs	705	692
Amortization of intangible assets	76	84
Stock-based compensation expense	470	512
Unrealized (gain) loss on foreign exchange	(7)	114
Loss (gain) on sale of used rental equipment	733	(357)
Deferred income taxes	100	325
Bad debt expense	150	104
Changes in other operating assets and liabilities:
Accounts receivable	(7,993)	6,219
Prepaid expenses and other assets	(53)	25
Accounts payable, accrued expenses and other current liabilities	4,040	(5,928)
Due to container investors	194	(2,953)
Unearned revenue	1,383	466
Net cash provided by operating activities	30,111	34,204
Cash flows from investing activities
Purchase of rental equipment	(45,844)	(88,332)
Acquisitions, net of cash acquired	(6,680)	-
Net proceeds from sale of used rental equipment	12,740	13,884
Purchase of furniture, fixtures and equipment	(25)	(15)
Receipt of principal payments from direct financing leases	7,073	5,154
Net cash used in investing activities	(32,736)	(69,309)
Cash flows from financing activities
Proceeds from debt	145,200	94,581
Principal payments on debt	(136,445)	(59,952)
Debt issuance costs	(10)	(1,654)
Decrease in restricted cash	255	254
Repurchase of stock	(6,032)	-
Exercise of stock options	-	4,374
Excess tax benefit from share-based compensation awards	-	810
Net cash provided by financing activities	2,968	38,413
Effect on cash of foreign currency translation	206	(469)
Net increase in cash	549	2,839
Cash at beginning of the period	52,553	53,821
Cash at end of the period	$53,102	$56,660

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$245	$1,665
Interest	9,964	8,909
Supplemental disclosure of non-cash investing and financing activity
Transfer of rental equipment to direct finance lease	$8,879	$5,448

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)The Company and Nature of Operations

Organization

CAI International, Inc. and its subsidiaries (collectively, CAI or the Company) is a transportation finance and logistics company. The Company purchases equipment, primarily intermodal shipping containers and railcars, which it leases to its customers. The Company also manages equipment for third-party investors. In operating its fleet, the Company leases, re-leases and disposes of equipment and contracts for the repair, repositioning and storage of equipment. The Company also provides domestic and international logistics services.

In July 2015, the Company purchased ClearPointt Logistics LLC (ClearPointt), a U.S.-based intermodal logistics company focused on the domestic intermodal market, for approximately $4.1 million. The Company is headquartered in Everett, Washington.

In February 2016, the Company purchased Challenger Overseas LLC (Challenger), a New Jersey based Non-Vessel Operating Common Carrier (NVOCC), for approximately $10.8 million (see Note 4).

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position as of March 31, 2016 and December 31, 2015,  and the Company’s results of operations and cash flows for the three months ended March 31, 2016 and 2015.  The results of operations and cash flows for the periods presented are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2016 or in any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted.  The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 3, 2016.

(2)Accounting Policies and Recent Accounting Pronouncements

(a)Accounting Policies

There were no changes to the Company’s accounting policies during the three months ended March 31, 2016. See Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 3, 2016, for a description of the Company’s significant accounting policies.

(b)Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU No. 2014-09). This new standard will replace all current U.S. GAAP guidance on this topic and eliminates industry-specific guidance. Leasing revenue recognition is specifically excluded from this ASU, and therefore, the new standard will only apply to management fee revenue, sales of equipment portfolios sales of used equipment and the provision of logistics services. The guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. Adoption of the guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendment to the Consolidation Analysis (ASU No. 2015-02). The new guidance changes (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity (VIE) characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. The guidance is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The Company adopted ASU No. 2015-02 effective January 1, 2016, and adoption had no impact on the Company’s consolidated financial statements.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU No. 2015-03).  The new guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. Adoption of the accounting guidance during the first quarter of 2016 resulted in the reclassification of unamortized debt issuance costs of $12.3 million and $13.0 million as of March 31, 2016 and December 31, 2015, respectively, from prepaid expenses and other current assets to a reduction of debt on the Company’s consolidated balance sheets.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (ASU No. 2015-17). The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those years, with early adoption permitted. The new guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively. The Company early adopted ASU No. 2015-07 effective December 31, 2015 on a prospective basis. No prior periods were retrospectively adjusted, and adoption did not have an impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (ASU No. 2016-02). The new standard will replace all current U.S. GAAP guidance on this topic. The new guidance will require lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases, with the exception of leases that meet the definition of a short-term lease. Lessor accounting will remain similar to the current model. The guidance is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The new guidance must be adopted using a modified retrospective transition and is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU No. 2016-09), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The guidance is effective beginning in the first quarter of 2017, with early adoption permitted. We are currently evaluating the impact that the new guidance will have on the Company’s consolidated financial statements and related disclosures.

(3)Consolidation of Variable Interest Entities as a Non-Controlling Interest

The Company regularly performs a review of its container fund arrangements with investors to determine whether or not it has a variable interest in the fund and if the fund is a variable interest entity (VIE). If it is determined that the Company does not have a variable interest in the fund, further analysis is not required and the Company does not consolidate the fund.   If it is determined that the Company does have a variable interest in the fund and the fund is a VIE, a  further analysis is performed to determine if the Company is a primary beneficiary of the VIE and meets both of the following criteria under ASC Topic 810:

•	It has power to direct the activities of a VIE that most significantly impact the VIE’s economic performance; and
•	It has the obligation to absorb losses of the VIE that could be potentially significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

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

Managed Container Funds

The fees earned by the Company for arranging, managing and establishing container funds are commensurate with the level of effort required to provide those services, and are at or above the same level of seniority as other operating liabilities of the funds that are in the normal course of business. As such, the Company does not have a variable interest in the managed containers funds, and does not consolidate those funds. The Company recognizes gain on sale of containers to the unconsolidated funds as sales in the ordinary course of business. No container portfolios were sold to the Japanese funds in the three months ended March 31, 2016 and 2015.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Collateralized Financing Obligations

As of March 31, 2016, the Company has transferred containers with a total net book value of $176.4  million at the time of transfer to Japanese investor funds while concurrently entering into lease agreements for the same containers, under which the Company leases the containers back from the Japanese investors. In accordance with ASC Topic 840, Sale-Leaseback Transactions, the Company concluded these were financing transactions under which sale-leaseback accounting was not applicable.

The terms of the transactions with container funds under financing arrangements include options for the Company to purchase the containers from the funds at a fixed price. As a result of the residual interest resulting from the fixed price call option, the Company concluded that it may absorb a significant amount of the variability associated with the funds’ anticipated economic performance and, as a result, the Company has a variable interest in the funds. The funds are considered VIEs under ASC Topic 810, Consolidation because, as lessee of the funds, the Company has the power to direct the activities that most significantly impact each entity’s economic performance including the leasing and managing of containers owned by the funds. As the Company has the power to direct the activities that most significantly impact the economic performance of the VIEs and the variable interest provides the Company with the right to receive benefits from the entity that could potentially be significant to the funds, the Company determined that it is the primary beneficiary of these VIEs and included the VIEs’ assets and liabilities as of March 31, 2016 and December 31, 2015, and the results of the VIEs’ operations and cash flows for the three months ended March 31, 2016 and 2015 in the Company’s consolidated financial statements.

The containers that were transferred to the Japanese investor funds had a net book value of $71.1 million as of March 31, 2016. The container equipment, together with $35.1 million of cash held by the investor funds, has been included on the Company’s consolidated balance sheets with the offsetting liability related to the funds presented in the debt section of the Company’s consolidated balance sheets as collateralized financing obligations of $99.0 million and term loans held by VIE of $7.1 million. See Note 8(e) and 8(f) for additional information. No gain or loss was recognized by the Company on the initial consolidation of the VIEs.

(4)Acquisitions

On February 12, 2016, the Company purchased Challenger Overseas LLC (Challenger), a New Jersey based Non-Vessel Operating Common Carrier (NVOCC), for approximately $10.8 million,  $3.0 million of which is based on the future performance of Challenger.  Expected future payments of $2.0 million and $1.0 million are recorded in Other long-term liabilities and Accrued expenses and other current liabilities, respectively, in the Company’s consolidated balance sheet at March 31, 2016.

The acquisition was recorded during the first quarter of 2016 using the purchase method of accounting as prescribed under ASC 805, Business Combinations. Accordingly, assets acquired and liabilities assumed were recorded at their fair value estimated by management as of February 12, 2016. The purchase price for the acquisition has been allocated to the assets acquired and liabilities assumed as follows (in thousands):

Cash	$1,163
Accounts receivable	698
Property and equipment	2
Goodwill	6,089
Intangible assets	3,673
Total assets	11,625

Accounts payable	571
Other liabilities	211
Total liabilities	782

Purchase price	$10,843

Adjustments to record the assets acquired and liabilities assumed at fair value include the recognition of $3.7 million of intangible assets as follows:

	Amount	Estimated Life
Tradename	$494	5 years
Customer relationships	3,179	8 years

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company’s results for the three months ended March 31, 2016 include the results of Challenger for the period since the date of acquisition. Pro forma financial statements are not presented as they are not material to the Company’s overall financial statements.

(5)Rental Equipment

The following table provides a summary of the Company’s rental equipment (in thousands):

	March 31,	December 31,
	2016	2015
Dry containers	$1,397,854	$1,392,825
Refrigerated containers	320,854	308,374
Other specialized equipment	130,982	152,310
Railcars	270,126	244,512
	2,119,816	2,098,021
Accumulated depreciation	(368,471)	(349,810)
Rental equipment, net of accumulated depreciation	$1,751,345	$1,748,211

(6)Net Investment in Direct Finance Leases

The following table represents the components of the Company’s net investment in direct finance leases (in thousands):

	March 31,	December 31,
	2016	2015
Gross finance lease receivables (1)	$128,239	$124,747
Unearned income (2)	(23,034)	(21,379)
Net investment in direct finance leases	$105,205	$103,368

(1)

At the inception of the lease, the Company records the total minimum lease payments, executory costs, if any, and unguaranteed residual value as gross finance lease receivables. The gross finance lease receivables are reduced as customer payments are received.  There was no unguaranteed residual value at March 31, 2016 and December 31, 2015 included in gross finance lease receivables. There were no executory costs included in gross finance lease receivables as of March 31, 2016 and December 31, 2015.

(2)

The difference between the gross finance lease receivables and the cost of the equipment or carrying amount at the lease inception is recorded as unearned income. Unearned income, together with initial direct costs, are amortized to income over the lease term so as to produce a constant periodic rate of return. There were no unamortized initial direct costs as of March 31, 2016 and December 31, 2015.

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

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Based on the above categories, the Company's gross finance lease receivables were as follows (in thousands):

	March 31,	December 31,
	2016	2015
Tier 1	$84,417	$86,981
Tier 2	43,822	37,766
Tier 3	-	-
	$128,239	$124,747

Contractual maturities of the Company's gross finance lease receivables subsequent to and as of March 31, 2016 for the years ending March 31 were as follows (in thousands):

2017	$29,468
2018	34,706
2019	29,255
2020	12,684
2021	9,372
2022 and thereafter	12,754
$128,239

(7)Intangible Assets

The Company amortizes intangible assets on a straight line basis over their estimated useful lives as follows:

Trademarks and tradename	1-10 years
Customer relationships	8 years

Total amortization expense was $0.1 million for both the three months ended March 31, 2016 and 2015.

Intangible assets as of March 31, 2016 and December 31, 2015 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2016
Trademarks and tradename	$2,334	$(1,274)	$1,060
Customer relationships	3,799	(39)	3,760
	$6,133	$(1,313)	$4,820
December 31, 2015
Trademarks and tradename	$1,840	$(1,218)	$622
Customer relationships	620	(19)	601
	$2,460	$(1,237)	$1,223

As of March 31, 2016, amortization expense for unamortized intangible assets is expected to be $0.7 million for each of the next five years and $1.4 million, in total, thereafter.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(8)  Debt

Debt

Details of the Company’s debt as of March 31, 2016 and December 31, 2015 were as follows (dollars in thousands):

		March 31, 2016			December 31, 2015
		Outstanding		Average	Outstanding		Average	Agreement
Reference		Current	Long-term	Interest	Current	Long-term	Interest	Terminates

(a)(i)	Revolving credit facility	$3,000	$530,000	1.9%	$8,500	$488,000	1.8%	March 2020
(a)(ii)	Revolving credit facility - Rail	-	178,000	1.9%	34,500	126,000	1.9%	October 2020
(b)(i)	Term loan	1,800	23,250	2.6%	1,800	23,700	2.3%	April 2018
(b)(ii)	Term loan	9,000	127,500	2.2%	9,000	129,750	2.2%	October 2019
(b)(iii)	Term loan	9,940	84,955	2.2%	9,940	99,440	1.9%	April 2017
(b)(iv)	Term loan	1,129	18,595	3.4%	1,119	18,881	3.4%	December 2020
(c)	Senior secured notes	6,110	68,050	4.9%	7,175	71,105	4.9%	September 2022
(d)	Asset backed notes	40,000	232,875	3.4%	40,000	242,875	3.4%	March 2028
(e)	Collateralized financing obligations	44,545	54,482	0.9%	58,553	53,697	0.7%	June 2019
(f)	Term loans held by VIE	1,829	5,291	2.8%	1,829	5,748	2.6%	June 2019
		117,353	1,322,998		172,416	1,259,196
	Debt issuance costs	(2,820)	(9,450)		(2,820)	(10,139)
	Total Debt	$114,533	$1,313,548		$169,596	$1,249,057

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

As of March 31, 2016, the maximum commitment under the revolving credit facility was $775.0 million. The revolving credit facility may be increased up to a maximum of $960.0 million, in accordance with the terms of the agreement, so long as no default or event of default exists either before or immediately after giving effect to the increase. There is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The revolving credit facility provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to the Company. These credit commitments are part of, and not in addition to, the total commitment provided under the revolving credit facility. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the revolving credit agreement. Interest rates are based on LIBOR for Eurodollar loans and Base Rate for Base Rate loans. In addition to various financial and other covenants, the Company’s revolving credit facility also includes certain restrictions on the Company’s ability to incur other indebtedness or pay dividends to stockholders. As of March 31, 2016, the Company was in compliance with the terms of the revolving credit facility.

As of March 31, 2016, the Company had $241.9 million in availability under the revolving credit facility (net of $0.1 million in letters of credit) subject to its ability to meet the collateral requirements under the agreement governing the facility. Based on the borrowing base and collateral requirements at March 31, 2016, the borrowing availability under the revolving credit facility was $75.7 million, assuming no additional contribution of assets. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

The Company’s revolving credit facility, including any amounts drawn on the facility, is secured by substantially all of the assets of the Company (not otherwise used as security for its other credit facilities) including equipment owned by the Company, which had a net book value of  $734.5 million as of March 31, 2016, the underlying leases and the Company’s interest in any money received under such contracts.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(ii) On October 22, 2015, the Company and CAI Rail Inc. (CAI Rail), a wholly-owned subsidiary of the Company, entered into the Second Amended and Restated Revolving Credit Agreement with a consortium of banks, pursuant to which the prior revolving credit facility was amended to extend the maturity date to October 22, 2020, reduce the interest rate, increase the commitment level from $250.0 million to $500.0 million, which may be increased up to a maximum of $700.0 million subject to certain conditions, and revise certain of the covenants and restrictions under the prior facility to provide the Company with additional flexibility. As of March 31, 2016, the maximum credit commitment under the revolving credit facility was $500.0 million.

Borrowings under this revolving credit facility bear interest at a variable rate. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the revolving credit agreement.  Interest rates are based on LIBOR for Eurodollar loans and Base Rate for Base Rate loans.

As of March 31, 2016, CAI Rail had $322.0 million in availability under the revolving credit facility, subject to its ability to meet the collateral requirements under the agreement governing the facility. Based on the borrowing base and collateral requirements at March 31, 2016, the borrowing availability under the revolving credit facility was $8.2  million, assuming no additional contribution of assets. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

The agreement governing CAI Rail’s revolving credit facility contains various financial and other covenants. As of March 31, 2016, CAI Rail was in compliance with the terms of the revolving credit facility. CAI Rail’s revolving credit facility, including any amounts drawn on the facility, is secured by all of the assets of CAI Rail, which had a net book value of $232.7  million as of March 31, 2016, and is guaranteed by the Company.

(b)Term Loans

Term loans consist of the following:

(i)  On March 22, 2013, the Company entered into a $30.0 million five-year term loan agreement with Development Bank of Japan (DBJ). The loan is payable in 19 quarterly installments of $0.5 million starting July 31, 2013 and a final payment of $21.5 million on April 30, 2018. The loan bears interest at a variable rate based on LIBOR. As of March 31, 2016, the loan had a balance of $25.1  million.

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

On October 1, 2014, the Company entered into an amended and restated term loan agreement with a consortium of banks, pursuant to which the prior loan agreement was refinanced. The amended and restated term loan agreement, which contains similar terms to the prior loan agreement, was amended to, among other things: (a) reduce borrowing rates from LIBOR plus 2.25% to LIBOR plus 1.6% (per annum) for Eurodollar loans, (b) increase the loan commitment from $115.0 million to $150.0 million, (c) extend the maturity date to October 1, 2019, and (d) revise certain of the covenants and restrictions under the prior loan agreement to provide the Company with additional flexibility. As of March 31, 2016, the term loan had a balance of $136.5  million.

(iii) On April 11, 2012, the Company entered into a term loan agreement with a consortium of banks. The agreement, as amended, provides for a five-year term loan of up to $142.0 million, subject to certain borrowing conditions, which amount is secured by certain assets of the Company. The commitment under the loan may be increased to a maximum of $200.0 million under certain conditions described in the agreement. The term loan’s outstanding principal bears interest based on LIBOR and is amortized quarterly, with quarterly payments equal to 1.75% multiplied by the outstanding principal amount at such time. The facility contains various financial and other covenants. The full $142.0 million has been drawn and was primarily used to repay outstanding amounts under the Company’s senior revolving credit facility. All unpaid amounts then outstanding are due and payable on April 11, 2017. As of March 31, 2016, the loan had a balance of $94.9 million.

(iv) On December 22, 2015, the Company and CAI Rail entered into a $20.0 million five-year term loan agreement with Siemens Financial Services, Inc.. The term loan’s outstanding principal bears interest at a fixed rate of 3.4% per annum and is amortized quarterly. Any unpaid principal and interest is due and payable on December 22, 2020. The proceeds from the term loan were primarily used to repay outstanding amounts under CAI Rail’s revolving credit facility. As of March 31, 2016, the loan had a balance of $19.7 million.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company’s term loans are secured by rental equipment owned by the Company, which had a net book value of $337.3 million as of March 31, 2016.

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

The Notes bear interest at 4.9% per annum, due and payable semiannually on March 13 and September 13 of each year, commencing on March 13, 2013. In addition, CAL is required to make certain principal payments on March 13 and September 13 of each year, commencing on March 13, 2013. Any unpaid principal and interest is due and payable on September 13, 2022. The Note Purchase Agreement provides that CAL may prepay at any time all or any part of the Notes in an amount not less than 10% of the aggregate principal amount of the Notes then outstanding. As of March 31, 2016, the Notes had a balance of  $74.2 million.

The Notes are secured by certain rental equipment owned by the Company, which had a net book value of $99.6  million as of March 31, 2016.

(d)Asset-Backed Notes

On October 18, 2012, CAL Funding II Limited (CAL II), a wholly-owned indirect subsidiary of CAI, issued $171.0 million of 3.47% fixed rate asset-backed notes (Series 2012-1 Asset-Backed Notes).  Principal and interest on the Series 2012-1 Asset-Backed Notes is payable monthly commencing on November 26, 2012, and the Series 2012-1 Asset-Backed Notes mature in October 2027.  The proceeds from the Series 2012-1 Asset-Backed Notes were used to repay part of the Company’s borrowings under its senior revolving credit facility. As of March 31, 2016, the Series 2012-1 Asset-Backed Notes had a balance of $112.6  million.

On March 28, 2013, CAL II issued $229.0 million of 3.35% fixed rate asset-backed notes (Series 2013-1 Asset-Backed Notes). Principal and interest on the Series 2013-1 Asset-Backed Notes is payable monthly commencing on April 25, 2013, and the Series 2013-1 Asset-Backed Notes mature in March 2028. The proceeds from the Series 2013-1 Asset-Backed Notes were used partly to reduce the balance of the Company’s term loan as described in Note 8  (b)(ii) above, and to partially pay down the Company’s senior revolving credit facility. The Series 2013-1 Asset-Backed Notes had a balance of $160.3 million as of March 31, 2016.

The Company’s asset-backed notes are secured by certain rental equipment owned by the Company, which had a net book value of $348.7 million as of March 31, 2016.

The agreements under each of the asset-backed notes described above require the Company to maintain a restricted cash account to cover payment of the obligations. As of March 31, 2016, the restricted cash account had a balance of $7.0  million.

(e)Collateralized Financing Obligations

As of March 31, 2016, the Company had collateralized financing obligations of $99.0 million (see Note 3). The obligations had an average interest rate of 0.9%  as of March 31, 2016 with maturity dates between June 2016 and June 2019. The debt is secured by a pool of containers covered under the financing arrangements.

(f)Term Loans Held by VIE

On June 25, 2014, one of the Japanese investor funds that is consolidated by the Company as a VIE (see Note 3) entered into a term loan agreement with a bank. Under the terms of the agreement, the Japanese investor fund entered into two loans; a five-year, amortizing loan of $9.2 million at a fixed interest rate of 2.7%, and a five-year, non-amortizing loan of $1.6 million at a variable interest rate based on LIBOR. The debt is secured by assets of the Japanese investor fund, and is subject to certain borrowing conditions set out in the loan agreement. As of March 31, 2016, the term loans held by the Japanese investor fund totaled $7.1 million and had an average interest rate of  2.8%.

The Company’s term loans held by VIE are secured by rental equipment owned by the Japanese investor fund, which had a net book value of $15.8 million as of March 31, 2016.

The agreements relating to all of the Company’s debt contain various financial and other covenants. As of March 31, 2016, the Company was in compliance with all of its debt covenants.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The following table summarizes the Company’s stock option activities for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016		2015
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Options outstanding at January 1	1,189,255	$18.08	1,420,749	$15.67
Options exercised - employees	-	$-	(354,244)	12.35
Options outstanding at March 31	1,189,255	$18.08	1,066,505	$16.78
Options exercisable	917,729	$16.92	835,276	$15.31
Weighted average remaining term	4.7 years		5.1 years

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2015 was $4.0 million. The aggregate intrinsic value of all options outstanding as of March 31, 2016 was $0.9  million based on the closing price of the Company’s common stock of $9.66  per share on March 31, 2016, the last trading day of the quarter.

The Company recorded stock-based compensation expense of $0.4  million for both the three months ended March 31, 2016 and 2015. As of March 31, 2016, the remaining unamortized stock-based compensation cost relating to stock options granted to the Company’s employees and independent directors was approximately $2.1 million which is to be recognized over the remaining weighted average vesting period of approximately 2.5 years.

Restricted Stock

The Company grants restricted stock to certain employees pursuant to the Plan. The restricted stock is valued based on the closing price of the Company’s stock on the date of grant and has a vesting period of four years. The following table summarizes the activity of restricted stock under the Plan:

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Restricted stock outstanding, December 31, 2015	48,025	$22.70
Restricted stock vested	(2,511)	$23.04
Restricted stock outstanding, March 31, 2016	45,514	$22.68

The Company recognized $0.1  million of stock-based compensation expense relating to restricted stock for both the three months ended March 31, 2016 and 2015. As of March 31, 2016, unamortized stock-based compensation expense relating to restricted stock was $0.8  million, which will be recognized over the remaining average vesting period of 2.3  years.

Stock-based compensation expense is recorded as a component of administrative expenses in the Company’s consolidated statements of income with a corresponding credit to additional paid-in capital in the Company’s consolidated balance sheets.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(10)Income Taxes

The consolidated income tax expense for the three months ended March 31, 2016 and 2015 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2016 and 2015, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to foreign income taxes, state income taxes and the effect of certain permanent differences.

The Company’s estimated full year effective tax rate, before certain non-recurring discrete items, was 13.6% at March 31, 2016, compared to 7.9% at March 31, 2015. The higher estimated full year effective tax rate at March 31, 2016 was due primarily to the growth of our railcar fleet during the last twelve months. The increase in the proportion of our railcar fleet combined with a decrease of pretax income in lower tax jurisdictions has led to a corresponding increase in the proportion of pretax income generated in higher tax jurisdictions, resulting in an increase in the effective tax rate.

The Company accounts for uncertain tax positions based on an evaluation as to whether it is more likely than not that a position will be sustained on audit, including resolution of any related appeals or litigation processes. This evaluation is based on all available evidence and assumes that the appropriate tax authorities have full knowledge of all relevant information concerning the tax position. Once it has been determined that a tax position is more likely than not to be sustained on its technical merits, the tax benefit recognized is based on the largest amount that is greater than 50% likely of being realized upon ultimate settlement. As of March 31, 2016, the Company had unrecognized tax benefits of $0.2 million, which if recognized, would reduce the Company’s effective tax rate. Total accrued interest relating to unrecognized tax benefits was less than $0.1 million as of March 31, 2016. The Company does not believe the total amount of unrecognized tax benefits as of March 31, 2016 will change for the remainder of 2016.

(11)Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s collateralized financing obligations of $99.0 million as of March 31, 2016 were estimated to have a fair value of approximately $96.6 million based on the fair value of estimated future payments calculated using prevailing interest rates. The fair value of these financial instruments would be categorized as Level 3 in the fair value hierarchy. Management believes that the balances of the Company’s revolving credit facilities of $711.0 million, term loans totaling $276.2 million, senior secured notes of $74.2 million, asset-backed notes of $272.9 million, term loans held by VIE of $7.1 million, net investment in direct finance leases of $105.2 and liabilities relating to the expected future payments for Challenger (see Note 4) of $3.0 million approximate their fair values as of March 31, 2016. The fair value of these financial instruments would be categorized as Level 3 in the fair value hierarchy.

(12)Commitments and Contingencies

In addition to its debt obligations described in Note 8  above, the Company had commitments to purchase approximately $296.4 million of rental equipment as of March 31, 2016;  $176.4 million in the twelve months ending March 31, 2017, $85.1 million in the twelve months ending March 31, 2018,  and $34.8 million in the twelve months ending March 31, 2019. The Company also utilizes certain office facilities and equipment under long-term non-cancellable operating lease agreements with total future minimum lease payments of approximately $2.6 million as of March 31, 2016.

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

The following tables show condensed segment information for the three months ended March 31, 2016 and 2015, reconciled to the Company’s net income before income taxes and non-controlling interest as shown in its consolidated statements of income for such periods (in thousands):

	Three Months Ended March 31, 2016
	Container Leasing	Rail Leasing	Logistics	Total
Total revenue	$51,545	$7,257	$8,164	$66,966
Total operating expenses	36,287	3,794	8,429	48,510
Operating income	15,258	3,463	(265)	18,456
Total other expenses	8,721	1,402	-	10,123
Net income before income taxes and non-controlling interest	$6,537	$2,061	$(265)	$8,333
Goodwill	$-	$-	$8,994	$8,994
Total assets	$1,710,858	$265,122	$18,822	$1,994,802
Purchase of rental equipment	$20,218	$25,626	$-	$45,844

	Three Months Ended March 31, 2015
	Container Leasing	Rail Leasing	Logistics	Total
Total revenue	$55,577	$2,915	$-	$58,492
Total operating expenses	32,742	2,100	-	34,842
Operating income	22,835	815	-	23,650
Total other expenses	8,193	544	-	8,737
Net income before income taxes and non-controlling interest	$14,642	$271	$-	$14,913
Total assets	$1,770,335	$99,823	$-	$1,870,158
Purchase of rental equipment	$74,926	$13,406	$-	$88,332

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

The Company’s railcars, with a net book value of $258.0 million as of March 31, 2016, are used primarily to transport cargo within North America.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table represents the geographic allocation of revenue for the periods indicated based on customers’ primary domicile (in thousands):

	Three Months Ended March 31,
	2016	2015
United States	$21,051	$6,504
France	6,345	6,477
Japan	5,641	6,674
Switzerland	4,531	5,143
Korea	3,500	4,811
Other Asia	11,331	16,089
Other Europe	8,856	9,071
Other International	5,711	3,723
Total revenue	$66,966	$58,492

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

The following table sets forth the reconciliation of basic and diluted net income per share for the three months ended March 31, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Numerator
Net income attributable to CAI common stockholders used in the calculation
of basic and diluted earnings per share	$7,166	$13,542
Denominator
Weighted-average shares used in the calculation of basic earnings per share	19,774	20,903
Effect of dilutive securities:
Stock options and restricted stock	59	392
Weighted-average shares used in the calculation of diluted earnings per share	19,833	21,295

Net income per share attributable to CAI common stockholders:
Basic	$0.36	$0.65
Diluted	$0.36	$0.64

The calculation of diluted earnings per share for the three months ended March 31, 2016 and 2015 excluded from the denominator 1,007,682  and  445,050 shares, respectively, of common stock options because their effect would have been anti-dilutive.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 3, 2016.  In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those contained in or implied by any forward-looking statements.  The financial information included in this discussion and in our consolidated financial statements may not be indicative of our consolidated financial position, operating results, changes in equity and cash flows in the future.

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

In February 2016, we purchased Challenger Overseas LLC (Challenger), a New Jersey based Non-Vessel Operating Common Carrier (NVOCC), for approximately $10.8 million.

The following table shows the composition of our fleet as of March 31, 2016 and 2015 and our average utilization for the three months ended March 31, 2016 and 2015:

	As of March 31,
	2016	2015
Owned container fleet in TEUs	969,994	967,649
Managed container fleet in TEUs	193,269	229,575
Total container fleet in TEUs	1,163,263	1,197,224

Owned container fleet in CEUs	1,025,413	998,166
Managed container fleet in CEUs	173,618	208,326
Total container fleet in CEUs	1,199,031	1,206,492

Owned railcar fleet in units	5,338	2,649

	Three Months Ended
	March 31,
	2016	2015
Average container fleet utilization in TEUs	90.6%	92.9%
Average container fleet utilization in CEUs	91.2%	93.5%
Average railcar fleet utilization	96.5%	93.3%

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

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The following table summarizes our operating results for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended
	March 31,		Increase/(Decrease)
	2016	2015	Amount	Percent
Total revenue	$66,966	$58,492	$8,474	14%
Operating expenses	48,510	34,842	13,668	39
Other expenses	10,123	8,737	1,386	16
Net income attributable to CAI common stockholders	7,166	13,542	(6,376)	(47)

Total revenue for the three months ended March 31, 2016 increased $8.5 million, or 14%, compared to the three months ended March 31, 2015, primarily due to a $4.3 million, or 149%, increase in rail lease income and an $8.2 million increase in logistics revenue, partially offset by a $3.4 million, or 6%, decrease in container lease income and a $0.6 million, or 50%, decrease in management fee revenue. Operating expenses for the three months ended March 31, 2016 increased $13.7 million, or 39%, compared to the three months ended March 31, 2015, mainly as a result of a $1.8 million, or 9%, increase in depreciation expense, a $2.3 million, or 34%, increase in storage, handling and other expenses, a $6.9 million increase in logistics transportation costs, a $1.1 million, or 305%, decrease in gain on sale of used rental equipment and a $1.5 million, or 21%, increase in administrative expenses. Other expenses for the three months ended March 31, 2016 increased $1.4 million, or 16%, compared with the same three-month period in 2015. The increase in revenue was offset by the increase in operating expenses, and resulted in a $6.4 million, or 47%, decrease in net income attributable to CAI common stockholders for the three months ended March 31, 2016 compared to the same three-month period in 2015.

Revenue. The following discussion explains the significant changes in the composition of our total revenue for the three months ended March 31, 2016 compared to the three months ended March 31, 2015:

Container Lease Income. Container lease income decreased $3.4 million, or 6%, to $50.9 million for the three months ended March 31, 2016, from $54.3 million for the three months ended March 31, 2015.  The decrease was primarily due to a $0.5 million decrease in rental revenue attributable to a 1%  decrease in the average number of CEUs of owned containers on lease and a $1.6 million decrease in rental revenue resulting from a 3% decrease in average owned container per diem rental rates. The reduction in average container per diem rental rates has been caused by competitive market pressure, as well as our investment in used containers through sale and leaseback transactions and the acquisition of container portfolios from our managed fleet. Used containers are purchased at a lower price, and command a lower per diem rental rate, than new containers. Approximately 21% of our investment in containers during the last twelve months was in used containers.

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

Rail Lease Income. Rail lease income increased $4.3 million, or 149%, to $7.3 million for the three months ended March 31, 2016 from $2.9 million for the three months ended March 31, 2015, primarily as a result of a 111% increase in the average size of our railcar fleet during the last twelve months. The average lease income per railcar has also increased as new railcars, which command higher per diem rental rates than used railcars, now form a larger percentage of the fleet.

Logistics Revenue. Logistics revenue of $8.2 million was recognized for the three months ended March 31, 2016, mainly attributable to the acquisition of ClearPointt in July 2015 and Challenger during the current quarter.

Management Fee Revenue. Management fee revenue decreased $0.6 million, or 50%, to $0.6 million for the three months ended March 31, 2016 from $1.3 million for the three months ended March 31, 2015 primarily due to a 24% reduction in the size of the on-lease managed container fleet as a result of our purchase of previously managed container portfolios, and a decrease of 17% in average per diem rates in our managed fleet for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

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

Expenses.  The following discussion explains the significant changes in expenses for the three months ended March 31, 2016 compared to the three months ended March 31, 2015:

Depreciation of Rental Equipment. Depreciation of rental equipment increased by $1.8 million, or 9%, to $23.0 million for the three months ended March 31, 2016, from $21.2 million for the three months ended March 31, 2015. This increase was primarily attributable to an increase of $1.2 million in depreciation in CAI Rail, reflecting the increase in size of our railcar fleet over the past twelve months and a $0.6 million impairment charge recorded during the quarter for certain off-lease damaged containers that we intend to sell.

Storage, Handling and Other Expenses. Storage, handling and other expenses increased by $2.3 million, or 34%, to $9.1 million for the three months ended March 31, 2016, from $6.8 million for the three months ended March 31, 2015. The increase was primarily attributable to a $2.3 million increase in storage costs caused by the average volume of off-lease owned container equipment increasing by 67% compared to the prior year.

Logistics Transportation Costs.  Logistics transportation costs of $6.9 million was recognized for the three months ended March 31, 2016, mainly attributable to the acquisition of ClearPointt in July 2015 and Challenger during the current quarter.

Loss (Gain) on Sale of Used Rental Equipment. We incurred a loss on the sale of used rental equipment of $0.7 million during the three months ended March 31, 2016, compared to a gain of $0.4 million for the three months ended March 31, 2015. The decrease has primarily been caused by a reduction in average sale price, reflecting the continued decline in new equipment prices, as well as the impact of the strengthening of the dollar compared to other currencies.

Administrative Expenses. Administrative expenses increased by $1.5 million, or 21%, to $8.7 million for the three months ended March 31, 2016, from $7.2 million for the three months ended March 31, 2015. The increase was primarily a result of $1.1 million of administrative expenses incurred by our new logistics acquisitions, ClearPointt and Challenger. There were also higher employee-related costs as a result of an increase in headcount, particularly in our Rail and Logistics businesses.

Net Interest Expense. Net interest expense increased by $1.2 million, or 14%, to $10.0 million for the three months ended March 31, 2016, from $8.8 million for the three  months ended March 31, 2015. The increase in net interest expense was due primarily to an increase in our average loan principal balance as we continue to increase our borrowings to finance our acquisition of additional rental equipment, particularly in our Rail business.

Other Expense (Income). Other expense of $0.1 million for the three months ended March 31, 2016 decreased $0.2 million, or 416%, from income of less than $0.1 million for the three months ended March 31, 2015. The decrease was mainly attributable to a loss on foreign exchange of $0.1 million for the three months ended March 31, 2016. Gains and losses on foreign currency primarily occur when foreign denominated financial assets and liabilities are either settled or remeasured in U.S. dollars. The loss on foreign exchange for the three months ended March 31, 2016 was primarily the result of movements in the U.S. dollar exchange rate against the Euro.

Income Tax Expense. Income tax expense decreased by $0.2 million, or 16%, to $1.1 million for the three months ended March 31, 2016,  from $1.3 million for the three months ended March 31, 2015. The full year estimated effective tax rate at March 31, 2016, before certain non-recurring discrete items, was 13.6%, compared to 7.9% for the three months ended March 31, 2015. The increase in rate is primarily attributable to the growth of our railcar fleet during the last twelve months, the profits of which are subject to tax at U.S. rates.

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

Revolving Credit Facilities

(i)  On March 15, 2013, we entered into the Third Amended and Restated Revolving Credit Agreement, as amended, with a consortium of banks to finance the acquisition of container rental equipment and for general working capital purposes. As of March 31, 2016, the maximum commitment under the revolving credit facility was $775.0 million, which may be increased to a maximum of $960.0 million under certain conditions described in the agreement. As of March 31, 2016, we had an outstanding balance of $533.0 million and availability of $241.9 million under the revolving credit facility (net of $0.1 million in letters of credit), subject to our ability to meet the collateral requirements under the agreement governing the facility. Based on the borrowing base and collateral requirements at March 31, 2016, the borrowing availability under the revolving credit facility was $75.7 million, assuming no additional contribution of assets. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

There is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The revolving credit facility provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to us. These credit commitments are part of, and not in addition to, the maximum credit commitment. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar Rate loans as defined in the revolving credit facility.  Interest rates are based on LIBOR for Eurodollar loans and Base Rate for Base Rate loans. As of March 31, 2016, the average interest rate on the revolving credit facility was 1.9%. The revolving credit facility will mature in March 2020.

We use the revolving credit facility primarily to fund the purchase of containers and for general working capital needs. As of March 31, 2016, we had commitments to purchase $19.1 million of containers and had rental equipment payable of $9.9  million. We have typically used our cash flow from operations and the proceeds from sales of equipment portfolios to third-party investors to repay our revolving credit facility. As we expand our owned fleet, the revolving credit facility balance will be higher and will result in higher interest expense.

(ii)  On October 22, 2015, we entered into the Second Amended and Restated Revolving Credit Agreement for CAI Rail with a consortium of banks, pursuant to which the prior revolving credit facility was amended. As of March 31, 2016, the maximum credit commitment under the revolving credit facility was $500.0 million. CAI Rail’s revolving credit facility may be increased up to a maximum of $700.0 million, in accordance with the terms of the agreement. Borrowings under this revolving credit facility bear interest at a variable rate. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar loans, as defined in the revolving credit agreement. Interest rates are based on LIBOR for Eurodollar loans and Base Rate for Base Rate loans. As of March 31, 2016, the average interest rate under the agreement was  1.9%.

As of March 31, 2016, the outstanding balance under CAI Rail’s revolving credit facility was $178.0 million. As of March 31, 2016, we had $322.0 million in availability under the facility, subject to our ability to meet the collateral requirements under the agreement governing the facility. Based on the borrowing base and collateral requirements at March 31, 2016, the borrowing availability under the revolving credit facility was $8.2 million, assuming no additional contribution of assets. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default. The revolving credit facility for CAI Rail will terminate in October 2020.

We use the revolving credit facility primarily to fund the purchase of railcars. As of March 31, 2016, we had commitments to purchase $277.3 million of railcars; $157.4 million in the twelve months ending March 31, 2017, $85.1 million in the twelve months ending March 31, 2018 and  $34.8 million in the twelve months ending March 31, 2019.

Term Loan Facilities

(i)  On March 22, 2013, we entered into a $30.0 million five-year loan agreement with Development Bank of Japan (DBJ). The loan is payable in 19 quarterly installments of $0.5 million starting July 31, 2013 and a final payment of $21.5 million on April 30, 2018. The loan bears a variable interest rate based on LIBOR. As of March 31, 2016, the loan had a balance of $25.1 million and an average interest rate of 2.6%.

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

On October 1, 2014, we entered into an amended and restated term loan agreement with a consortium of banks, pursuant to which the prior loan agreement was refinanced. The amended and restated term loan agreement, which contains similar terms to the prior loan agreement, was amended to, among other things: (a) reduce borrowing rates from LIBOR plus 2.25% to LIBOR plus 1.6% (per annum) for Eurodollar loans, (b) increase the loan commitment from $115.0 million to $150.0 million, (c) extend the maturity date to October 1, 2019, and (d) revise certain of the covenants and restrictions under the prior loan agreement to provide the Company with additional flexibility. As of March 31, 2016, the term loan had a balance of $136.5 million and average interest rate of 2.2%.

(iii)  On April 11, 2012, we entered into another term loan agreement with a consortium of banks. The agreement, as amended, provides for a five-year term loan of up to $142.0 million, subject to certain borrowing conditions, which amount is secured by certain of our assets. The commitment under the loan may be increased to a maximum of $200.0 million, under certain conditions described in the agreement. The term loan’s outstanding principal bears interest based on LIBOR and is amortized quarterly, with quarterly payments equal to 1.75% multiplied by the outstanding principal amount at such time. The full $142.0 million has been drawn and was primarily used to repay outstanding amounts under the revolving credit facility. All unpaid amounts then outstanding are due and payable on April 11, 2017. As of March 31, 2016, the loan had a balance of $94.9 million and an interest rate of 2.2%.

(iv) On December 22, 2015, we entered into a $20.0 million five-year term loan agreement for CAI Rail with Siemens Financial Services, Inc.. The term loan’s outstanding principal bears interest at a fixed rate of 3.4% per annum and is amortized quarterly. Any unpaid principal and interest is due and payable on December 22, 2020. The proceeds from the term loan were primarily used to repay outstanding amounts under CAI Rail’s revolving credit facility. As of March 31, 2016, the loan had a balance of $19.7 million.

Asset-Backed Notes

(i)  On October 18, 2012, CAL II issued $171.0 million of 3.47% fixed rate asset-backed notes (Series 2012-1 Asset-Backed Notes).  Principal and interest on the Series 2102-1 Asset-Backed Notes is payable monthly commencing on November 26, 2012, and the Series 2012-1 Asset-Backed Notes mature in October 2027.  The proceeds from the Series 2012-1 Asset-Backed Notes were used to repay part of the Company’s borrowings under its senior revolving credit facility. The Series 2012-1 Asset-Backed Notes had a balance of $112.6 million as of March 31, 2016.

(ii)  On March 28, 2013, CAL II issued $229.0 million of 3.35% fixed rate asset-backed notes (Series 2013-1 Asset-Backed Notes). Principal and interest on the Series 2013-1 Asset-Backed Notes is payable monthly commencing on April 25, 2013, and the Series 2013-1 Asset-Backed Notes mature in March 2028. The proceeds from the new Series 2013-1 Asset-Backed Notes were used partly to reduce the balance of the Company’s term loan with a consortium of banks as described in paragraph (ii) of Term Loan Facilities above, and to partially pay down the Company’s senior revolving credit facility. The Series 2013-1 Asset-Backed Notes had a balance of $160.3 million as of March 31, 2016.

The agreements under each of the asset-backed notes described above require the Company to maintain a restricted cash account to cover payment of the obligations. As of March 31, 2016, the restricted cash account had a balance of $7.0  million.

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

The Notes bear interest at 4.9% per annum, due and payable semiannually on March 13 and September 13 of each year, commencing on March 13, 2013.  In addition, CAL is required to make certain principal payments on March 13 and September 13 of each year, commencing on March 13, 2013. Any unpaid principal and interest is due and payable on September 13, 2022. As of March 31, 2016, the Notes had a balance of  $74.2  million.

On June 25, 2014, one of the Japanese investor funds that is consolidated by us as a VIE (see Note 3 to our unaudited consolidated financial statements) entered into a term loan agreement with a bank. Under the terms of the agreement, the Japanese investor fund entered into two loans; a five-year, amortizing loan of $9.2 million at a fixed interest rate of 2.7%, and a five-year, non-amortizing loan of $1.6 million at a variable interest rate based on LIBOR. The debt is secured by assets of the Japanese investor fund, and is subject to certain borrowing conditions set out in the loan agreement. As of March 31, 2016, the term loans held by the Japanese investor fund totaled $7.1 million and had an average interest rate of 2.8%.

As of March 31, 2016, we had collateralized financing obligations totaling $99.0 million (see Note 3 to our unaudited consolidated financial statements). The obligations had an average interest rate of 0.9% as of March 31, 2016 with maturity dates between June 2016 and June 2019.

Our term loans, senior secured notes, asset-backed notes, collateralized financing obligations, term loans held by VIEs and capital lease obligations are secured by specific pools of rental equipment and other assets owned by the Company, the underlying leases thereon and the Company’s interest in any money received under such contracts.

In addition to customary events of default, our revolving credit facilities and term loans contain restrictive covenants, including limitations on certain liens, indebtedness and investments.  In addition, all of our debt facilities contain various restrictive financial and other covenants.  The financial covenants in our debt facilities require us to maintain (1) a consolidated funded debt to consolidated tangible net worth ratio of no more than 3.75:1.00; and (2) a fixed charge coverage ratio of at least 1.20:1.00. As of March 31, 2016, we were in compliance with all of our debt covenants.

Under certain conditions, as defined in our credit agreements with our banks and/or note holders, we are subject to certain cross default provisions that may result in an acceleration of principal repayments if an uncured default condition were to exist. Our asset-backed notes are not subject to any such cross default provisions.

Cash Flow

The following table sets forth certain cash flow information for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Net income	$7,200	$13,571
Adjustments to income	22,911	20,633
Net cash provided by operating activities	30,111	34,204
Net cash used in investing activities	(32,736)	(69,309)
Net cash provided by financing activities	2,968	38,413
Effect on cash of foreign currency translation	206	(469)
Net increase in cash	549	2,839
Cash at beginning of period	52,553	53,821
Cash at end of period	$53,102	$56,660

Operating Activities Cash Flows

Net cash provided by operating activities of $30.1 million for the three months ended March 31, 2016 decreased $4.1 million from $34.2 million for the three months ended March 31, 2015. The decrease was due to a $3.8 million decrease in net income as adjusted for depreciation, amortization and other non-cash items, and a $0.3 million decrease in our net working capital adjustments. Net working capital used in operating activities of $2.4 million in the three months ended March 31, 2016 was due to an $8.0 million increase in accounts receivable, primarily caused by the timing of receipts, partially offset by a $4.0 million increase in accounts payable, accrued expenses and other liabilities, primarily caused by the timing of payments, and a $1.4 million increase in unearned revenue, caused by an increase in the amount of advanced billing. Net working capital used in operating activities of  $2.2 million in the three months ended March 31, 2015 was due to a $5.9 million decrease in accounts payable, accrued expenses and other liabilities, primarily caused by the timing of payments and a $3.0 million decrease in amounts due to container investors, partially offset by a $6.2 million increase in accounts receivable, primarily caused by the timing of receipts, and a $0.5 million increase in unearned revenue, caused by an increase in the amount of advanced billings.

Investing Activities Cash Flows

Net cash used in investing activities decreased $36.6 million to $32.7 million for the three months ended March 31, 2016 from $69.3 million for the three months ended March 31, 2015. The decrease in cash usage was primarily attributable to a $42.5 million decrease in the purchase of rental equipment and a decrease of $1.1 million in cash proceeds received from sales of used rental equipment, partially offset by the $6.7 million acquisition of our new logistics business and an increase of $1.9 million in receipt of principal payments from direct finance leases.

Financing Activities Cash Flows

Net cash provided by financing activities for the three months ended March 31, 2016 decreased $35.4 million compared to the three months ended March 31, 2015 primarily as a result of lower net borrowings being required to finance the acquisition of rental equipment. During the three months ended March 31, 2016, our net cash inflow from borrowings was $8.8 million compared to $34.6 million for the three months ended March 31, 2015, reflecting a decrease in investment in rental equipment during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease was also attributable to an increase of $6.0 million used to repurchase our stock and a decrease of $4.4 million in proceeds received from the exercise of stock options.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments by due date as of March 31, 2016 (in thousands):

	Payments Due by Period
		Less than	1-2	2-3	3-4	4-5	More than
	Total	1 year	years	years	years	years	5 years
Total debt obligations:
Revolving credit facilities	$711,000	$3,000	$-	$-	$530,000	$178,000	$-
Term loans	276,169	21,869	96,923	31,659	110,751	14,967	-
Senior secured notes	74,160	6,110	6,110	6,110	6,110	6,110	43,610
Asset-backed notes	272,875	40,000	40,000	40,000	40,000	40,000	72,875
Collateralized financing obligations	99,027	44,545	16,187	28,129	10,166	-	-
Term loans held by VIE	7,120	1,829	1,829	1,829	1,633	-	-
Interest on debt and capital lease obligations (1)	122,549	33,218	29,060	26,599	22,360	5,950	5,362
Rental equipment payable	9,940	9,940	-	-	-	-	-
Rent, office facilities and equipment	2,638	1,452	970	193	23	-	-
Equipment purchase commitments	296,354	176,430	85,125	34,799	-	-	-
Total contractual obligations	$1,871,832	$338,393	$276,204	$169,318	$721,043	$245,027	$121,847

(1)

Our estimate of interest expense commitment includes $53.8 million relating to our revolving credit facilities, $16.3 million relating to our term loans, $17.8 million relating to our senior secured notes, $32.0 million relating to our asset back notes, $2.3 million relating to our collateralized financing obligations, and $0.4 million relating to our term loans held by VIEs. The calculation of interest commitment related to our debt assumes the following weighted-average interest rates as of March 31, 2016:  revolving credit facilities, 1.9%; term loans, 2.4%; senior secured notes, 4.9%; asset-backed notes, 3.4%; collateralized financing obligations, 0.9%; and term loans held by VIE, 2.8%. These calculations assume that weighted-average interest rates will remain at the same level over the next five years. We expect that interest rates will vary over time based upon fluctuations in the underlying indexes upon which these rates are based.

See Note 8 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of the terms of our debt.

Off-Balance Sheet Arrangements

As of March 31, 2016, we had no material off-balance sheet arrangements or obligations other than noted below. An off-balance sheet arrangement includes any contractual obligation, agreement or transaction arrangement involving an unconsolidated entity under which we would have: (1) retained a contingent interest in transferred assets; (2) an obligation under derivative instruments classified as equity; (3) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing, hedging or research and development services with us; or (4) made guarantees.

We transferred ownership of certain equipment to Japanese equipment funds which were established by Japan Investment Adviser Co., Ltd. (JIA) and CAIJ. CAIJ is an 80%-owned subsidiary of CAI with the remaining 20% owned by JIA. Prior to September 30, 2013, JIA was owned and controlled by a Managing Director of CAIJ. Prior to the purchase of equipment from us, the purchasing entities had received contributions from unrelated Japanese investors, under separate Japanese investment agreements allowed under Japanese commercial laws. The contributions were used to purchase equipment from us. Under the terms of the agreements, the CAI-related Japanese entities manage each of the investments but may outsource the whole or part of each operation to a third party. Pursuant to its services agreements with investors, the Japanese equipment funds have outsourced the general management of their operations to CAIJ. The Japanese equipment funds have also entered into equipment management service agreements and financing arrangements whereby we manage the leasing activity of equipment owned by the Japanese equipment funds. The profit or loss from each investment will substantially belong to each respective investor, except with respect to certain financing arrangements where the terms of the transaction provide us with an option to purchase equipment at a fixed price. If we decide to exercise our purchase options and resell equipment to a third party, we would realize any profit from the sale. See Notes 3 and 13 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

There have been no changes to our accounting policies during the three months ended March 31, 2016.  See Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 3,  2016.

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

Foreign Exchange Rate Risk. Although we have significant foreign-based operations, the U.S. Dollar is our primary operating currency. Thus, most of our revenue and expenses are denominated in U.S. Dollars. We have equipment sales in British Pound Sterling, Euros and Japanese Yen and incur overhead costs in foreign currencies, primarily in British Pound Sterling and Euros. CAI Consent Sweden AB, one of our wholly-owned subsidiaries, has significant amounts of revenue as well as expenses denominated in Euros and Swedish Krone. During the three months ended March 31, 2016, the U.S. Dollar increased in value in relation to other major foreign currencies (such as the Euro and British Pound Sterling). The increase in the U.S. Dollar has decreased our revenues and expenses denominated in foreign currencies. The increase in the value of the U.S. Dollar relative to foreign currencies will also result in U.S. dollar denominated assets held at some of our foreign subsidiaries to increase in value relative to the foreign subsidiaries’ local currencies. For the three months ended March 31, 2016, we recognized a loss on foreign exchange of $0.1 million. A 10% change in foreign exchange rates would not have a material impact on our business, financial position, results of operations or cash flows.

Interest Rate Risk. The nature of our business exposes us to market risk arising from changes in interest rates to which our variable-rate debt is linked. As of March 31, 2016, the principal amount of debt outstanding under the variable-rate arrangements of our revolving credit facilities was $711.0 million. In addition, at March 31, 2016, we had balances on our variable-rate term loans of $256.4 million and term loans held by VIE of $7.1 million. The average interest rate on our variable rate debt was 2.0% as of March 31, 2016 based on LIBOR plus a margin based on certain conditions set forth in our debt agreements.

A 1.0% increase or decrease in underlying interest rates for these debt obligations will increase or decrease interest expense by approximately $9.7 million annually assuming debt remains constant at March 31, 2016 levels.

We do not currently participate in hedging, interest rate swaps or other transactions to manage the market risks described above.

ITEM 4.CONTROLS AND PROCEDURES

Management Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2016 our disclosure controls and procedures were effective with respect to controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and are accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act) that occurred during the quarter ended March 31, 2016, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

From time to time we may be a party to litigation matters or disputes arising in the ordinary course of business, including in connection with enforcing our rights under our leases. Currently, we are not a party to any legal proceedings which are material to our business, financial condition, results of operations or cash flows.

ITEM 1A.RISK FACTORS

Before making an investment decision, investors should carefully consider the risks described below and in the “Risk Factors” in Part 1: Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 3, 2016. These risks are not the only ones facing our company. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations. Any of these risks could adversely affect our business, cash flows, financial condition and results of operations. The trading price of our common stock could fluctuate due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form10-Q. Except as set forth below, there have been no material changes in our risk factors from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Lessee defaults may adversely affect our business, financial condition, results of operations and cash flow

We believe that the risk of large lessee defaults remains elevated. Excess vessel capacity over the last several years has led to very low ocean freight rates, which has resulted in, for certain carriers, large financial losses. Two major Asian shipping lines, for example, have recently entered into restructuring negotiations with their creditors. We expect excess vessel capacity to persist and freight rates to remain under pressure, which could adversely affect the credit worthiness of our customers. A large lessee default could have a material adverse effect on our business, financial condition, results of operations and cash flow.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2016—January 31, 2016	210,967	$8.65	210,967	1,699,733
February 1, 2016—February 29, 2016	80,300	7.23	80,300	1,619,433
March 1, 2016—March 31, 2016	412,545	8.75	412,545	1,206,888
Total	703,812	$8.54	703,812	1,206,888

(1)

On February 4, 2016, the Company’s Board of Directors approved a one million share increase in the previously approved share repurchase program bringing the total authorized for repurchase to two million shares of our outstanding common stock. During the three months ended March 31, 2016, we repurchased and retired 703,812 shares of our common stock at a weighted-average price of $8.54 per share for an aggregate price of approximately $6.0 million excluding related commission charges, under our publicly-announced repurchase plan. As of March 31, 2016, approximately 1.2 million shares remained available for repurchase under our share repurchase plan.

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

CAI International, Inc.
(Registrant)

May 6, 2016	/s/ VICTOR M. GARCIA
Victor M. Garcia
President and Chief Executive Officer
(Principal Executive Officer)

May 6, 2016	/s/ TIMOTHY B. PAGE
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

101

The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the three months ended March 31, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 and (v) Notes to Unaudited Consolidated Financial Statements.