Form 10-Q
period 2016-06-30
CAI International, Inc.
filed 2016-08-09
CIK 1388430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common	July 31, 2016
Common Stock, $.0001 par value per share	19,257,453 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

 CAI INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

(UNAUDITED)

	June 30,	December 31,
	2016	2015
Assets
Current assets
Cash	$15,723	$17,447
Cash held by variable interest entities	15,903	35,106
Accounts receivable, net of allowance for doubtful accounts of $966 and
and $548 at June 30, 2016 and December 31, 2015, respectively	69,013	55,284
Current portion of direct finance leases	24,449	21,158
Prepaid expenses and other current assets	2,377	2,155
Total current assets	127,465	131,150
Restricted cash	6,702	7,212
Rental equipment, net of accumulated depreciation of $385,571 and
$349,810 at June 30, 2016 and December 31, 2015, respectively	1,795,851	1,748,211
Net investment in direct finance leases	78,066	82,210
Goodwill	15,482	2,905
Intangible assets, net of accumulated amortization of $1,512 and
$1,237 at June 30, 2016 and December 31, 2015, respectively	10,860	1,223
Furniture, fixtures and equipment, net of accumulated depreciation of $2,805 and
$2,027 at June 30, 2016 and December 31, 2015, respectively	701	674
Total assets (1)	$2,035,127	$1,973,585

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$14,417	$11,962
Accrued expenses and other current liabilities	10,135	4,813
Due to container investors	6,528	5,801
Unearned revenue	12,085	11,990
Current portion of debt	89,159	169,596
Rental equipment payable	21,159	10,901
Total current liabilities	153,483	215,063
Debt	1,360,574	1,249,057
Deferred income tax liability	51,627	48,204
Other long term liabilities	3,500	-
Total liabilities (2)	1,569,184	1,512,324

Stockholders' equity
Common stock: par value $.0001 per share; authorized 84,000,000 shares; issued and outstanding
19,317,984 and 20,132,706 shares at June 30, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	142,295	148,523
Accumulated other comprehensive loss	(7,012)	(7,922)
Retained earnings	330,658	319,735
Total CAI stockholders' equity	465,943	460,338
Non-controlling interest	-	923
Total stockholders' equity	465,943	461,261
Total liabilities and stockholders' equity	$2,035,127	$1,973,585

(1)

Total assets at June 30, 2016 and December 31, 2015 include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash,  $15,903  and $35,106; Net investment in direct finance leases, $5,475 and $1,915; and Rental equipment, net of accumulated depreciation, $65,682 and $85,101, respectively.

(2)

Total liabilities at June 30, 2016 and December 31, 2015 include the following VIE liabilities for which the VIE creditors do not have recourse to CAI International, Inc.: Current portion of debt, $24,882 and $60,382; Debt, $65,073  and $59,445, respectively.

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue
Container lease income	$51,160	$55,326	$102,074	$109,646
Rail lease income	7,591	3,753	14,848	6,668
Logistics revenue	12,382	-	20,546	-
Management fee revenue	509	287	1,140	1,544
Total revenue	71,642	59,366	138,608	117,858

Operating expenses
Depreciation of rental equipment	24,494	22,029	47,528	43,252
Storage, handling and other expenses	9,323	6,994	18,374	13,759
Logistics transportation costs	10,140	-	17,082	-
Loss (gain) on sale of used rental equipment	3,894	192	4,627	(165)
Administrative expenses	8,933	7,017	17,683	14,228
Total operating expenses	56,784	36,232	105,294	71,074

Operating income	14,858	23,134	33,314	46,784

Other expenses
Net interest expense	10,545	9,047	20,538	17,825
Other expense	192	100	322	59
Other expense	10,737	9,147	20,860	17,884

Net income before income taxes and non-controlling interest	4,121	13,987	12,454	28,900
Income tax expense	361	1,057	1,494	2,399

Net income	3,760	12,930	10,960	26,501
Net income attributable to non-controlling interest	3	41	37	70
Net income attributable to CAI common stockholders	$3,757	$12,889	$10,923	$26,431

Net income per share attributable to CAI common stockholders
Basic	$0.19	$0.61	$0.56	$1.26
Diluted	$0.19	$0.60	$0.56	$1.24

Weighted average shares outstanding
Basic	19,372	21,095	19,577	21,000
Diluted	19,449	21,398	19,646	21,346

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$3,760	$12,930	$10,960	$26,501
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(12)	458	910	(1,961)
Comprehensive income	3,748	13,388	11,870	24,540
Comprehensive income attributable to non-controlling interest	3	41	37	70
Comprehensive income attributable to CAI common stockholders	$3,745	$13,347	$11,833	$24,470

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net income	$10,960	$26,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	47,686	43,466
Amortization of debt issuance costs	1,453	1,338
Amortization of intangible assets	274	129
Stock-based compensation expense	908	969
Unrealized loss on foreign exchange	113	170
Loss (gain) on sale of used rental equipment	4,627	(165)
Loss on disposal of subsidiary	146	-
Deferred income taxes	1,241	429
Bad debt expense	162	193
Changes in other operating assets and liabilities:
Accounts receivable	(8,376)	2,096
Prepaid expenses and other assets	31	(2,273)
Accounts payable, accrued expenses and other current liabilities	483	(2,675)
Due to container investors	727	(4,193)
Unearned revenue	88	3,216
Net cash provided by operating activities	60,523	69,201
Cash flows from investing activities
Purchase of rental equipment	(130,239)	(236,878)
Acquisitions, net of cash acquired	(15,729)	-
Net proceeds from sale of used rental equipment	29,944	28,133
Disposal of subsidiary, net of cash disposed of	(460)	-
Purchase of furniture, fixtures and equipment	(49)	(49)
Receipt of principal payments from direct financing leases	11,778	10,504
Net cash used in investing activities	(104,755)	(198,290)
Cash flows from financing activities
Proceeds from debt	291,990	236,831
Principal payments on debt	(261,413)	(104,714)
Debt issuance costs	(941)	(1,662)
Decrease in restricted cash	510	509
Repurchase of stock	(7,117)	-
Exercise of stock options	-	4,645
Excess tax benefit from share-based compensation awards	-	1,006
Net cash provided by financing activities	23,029	136,615
Effect on cash of foreign currency translation	276	(217)
Net (decrease) increase in cash	(20,927)	7,309
Cash at beginning of the period	52,553	53,821
Cash at end of the period	$31,626	$61,130

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$487	$1,887
Interest	18,900	16,296
Supplemental disclosure of non-cash investing and financing activity
Transfer of rental equipment to direct finance lease	$10,917	$18,191

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

In July 2015, the Company purchased ClearPointt Logistics LLC (ClearPointt), an intermodal logistics company focused on the domestic intermodal market, for approximately $4.1 million. ClearPointt is headquartered in Everett, Washington.

In February 2016, the Company purchased Challenger Overseas LLC (Challenger), a Non-Vessel Operating Common Carrier (NVOCC), for approximately $10.8 million (see Note 4). Challenger is headquartered in Eatontown, New Jersey.

In June 2016, the Company purchased Hybrid Logistics, Inc. and its affiliate, General Transportation Services, Inc. (collectively, Hybrid), asset light truck brokers, for approximately $11.9 million (see Note 4). Hybrid is headquartered in Portland, Oregon.

The Company’s common stock is traded on the New York Stock Exchange under the symbol “CAI.” The Company’s corporate headquarters are located in San Francisco, California.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries, and its previously 80%-owned subsidiary, CAIJ, Inc. (CAIJ), up to its date of disposal in April 2016. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position as of June 30, 2016 and December 31, 2015, the Company’s results of operations for the three and six months ended June 30, 2016 and 2015, and the Company’s cash flows for the six months ended June 30, 2016 and 2015. The results of operations and cash flows for the periods presented are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2016 or in any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 3, 2016.

(2)Accounting Policies and Recent Accounting Pronouncements

(a)Accounting Policies

There were no changes to the Company’s accounting policies during the six months ended June 30, 2016. See Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 3, 2016, for a description of the Company’s significant accounting policies.

(b)Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU No. 2014-09). This new standard will replace all current U.S. GAAP guidance on this topic and eliminates industry-specific guidance. Leasing revenue recognition is specifically excluded from this ASU, and therefore, the new standard will only apply to management fee revenue, sales of equipment portfolios, sales of used equipment and the provision of logistics services. The guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. Adoption of the guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU No. 2015-03).  The new guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU No. 2015-03 effective January 1, 2016. Adoption of the guidance resulted in the reclassification of unamortized debt issuance costs of $12.6 million and $13.0 million as of June 30, 2016 and December 31, 2015, respectively, from prepaid expenses and other current assets to a reduction of debt on the Company’s consolidated balance sheets.

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

The Company currently enters into two types of container fund arrangements with investors which are reviewed under ASC Topic 810, Consolidation. These arrangements include container funds that the Company manages for investors and container funds that have entered into financing arrangements with investors. Several of the funds that the Company manages and funds under financing arrangements are Japanese container funds that were established under separate investment agreements allowed under Japanese commercial laws (see Note 13). Each of the funds is financed by unrelated Japanese third party investors.

Managed Container Funds

The fees earned by the Company for arranging, managing and establishing container funds are commensurate with the level of effort required to provide those services, and are at or above the same level of seniority as other operating liabilities of the funds that are in the normal course of business. As such, the Company does not have a variable interest in the managed containers funds, and does not consolidate those funds. The Company recognizes gain on sale of containers to the unconsolidated funds as sales in the ordinary course of business. No container portfolios were sold to the Japanese funds in the three and six months ended June 30, 2016 and 2015.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Collateralized Financing Obligations

As of June 30, 2016, the Company has transferred containers with a total net book value of $182.6  million at the time of transfer to Japanese investor funds while concurrently entering into lease agreements for the same containers, under which the Company leases the containers back from the Japanese investors. In accordance with ASC Topic 840, Sale-Leaseback Transactions, the Company concluded these were financing transactions under which sale-leaseback accounting was not applicable.

The terms of the transactions with container funds under financing arrangements include options for the Company to purchase the containers from the funds at a fixed price. As a result of the residual interest resulting from the fixed price call option, the Company concluded that it may absorb a significant amount of the variability associated with the funds’ anticipated economic performance and, as a result, the Company has a variable interest in the funds. The funds are considered VIEs under ASC Topic 810, Consolidation because, as lessee of the funds, the Company has the power to direct the activities that most significantly impact each entity’s economic performance including the leasing and managing of containers owned by the funds. As the Company has the power to direct the activities that most significantly impact the economic performance of the VIEs and the variable interest provides the Company with the right to receive benefits from the entity that could potentially be significant to the funds, the Company determined that it is the primary beneficiary of these VIEs and included the VIEs’ assets and liabilities as of June 30, 2016 and December 31, 2015, and the results of the VIEs’ operations and cash flows for the three and six months ended June 30, 2016 and 2015 in the Company’s consolidated financial statements.

The containers that were transferred to the Japanese investor funds had a net book value of $71.2  million as of June 30, 2016. The container equipment, together with $15.9 million of cash held by the investor funds, has been included on the Company’s consolidated balance sheets with the offsetting liability related to the funds presented in the debt section of the Company’s consolidated balance sheets as collateralized financing obligations of $83.7 million and term loans held by VIE of $6.3 million. See Note 8(e) and 8(f) for additional information. No gain or loss was recognized by the Company on the initial consolidation of the VIEs. Containers sold to the Japanese investor funds during the three months ended June 30, 2016 and 2015 had book values of $6.2 million and $8.0 million, respectively. Containers sold to the Japanese investor funds during the six months ended June 30, 2016 and 2015 had book values of $16.9 million and $14.8 million, respectively.

(4)Acquisitions

During the six months ended June 30, 2016, the Company completed the acquisitions of Challenger and Hybrid, for total consideration of $22.7  million, $6.0 million of which is based on their future performance. Expected future payments of $3.5 million and $2.5 million are recorded in Other long-term liabilities and Accrued expenses and Other current liabilities, respectively, in the Company’s consolidated balance sheet at June 30, 2016. The acquisitions were not material to the Company’s consolidated financial statements, either individually or in the aggregate. Accordingly, pro forma results of operations related to these business acquisitions during the six months ended June 30, 2016 have not been presented. The Company has included the financial results of these business acquisitions in its consolidated financial statements from their respective date of acquisition.

The following table summarizes the allocation of the total consideration transferred (in thousands):

Cash	$1,186
Accounts receivable	5,839
Property and equipment	145
Goodwill	12,577
Intangible assets	9,912
Other assets	284
Total assets	29,943

Accounts payable	4,437
Deferred tax liability	2,184
Other liabilities	605
Total liabilities	7,226

Purchase price	$22,717

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Adjustments to record the assets acquired and liabilities assumed at fair value include the recognition of $9.9 million of intangible assets as follows:

	Amount	Estimated Life
Tradenames	$1,188	5 years
Customer relationships	8,724	8 years

(5)Rental Equipment

The following table provides a summary of the Company’s rental equipment (in thousands):

	June 30,	December 31,
	2016	2015
Dry containers	$1,376,706	$1,392,825
Refrigerated containers	325,063	308,374
Other specialized equipment	149,927	152,310
Railcars	329,726	244,512
	2,181,422	2,098,021
Accumulated depreciation	(385,571)	(349,810)
Rental equipment, net of accumulated depreciation	$1,795,851	$1,748,211

(6)Net Investment in Direct Finance Leases

The following table represents the components of the Company’s net investment in direct finance leases (in thousands):

	June 30,	December 31,
	2016	2015
Gross finance lease receivables (1)	$124,402	$124,747
Unearned income (2)	(21,887)	(21,379)
Net investment in direct finance leases	$102,515	$103,368

(1)

At the inception of the lease, the Company records the total minimum lease payments, executory costs, if any, and unguaranteed residual value as gross finance lease receivables. The gross finance lease receivables are reduced as customer payments are received.  There was no unguaranteed residual value at June 30, 2016 and December 31, 2015 included in gross finance lease receivables. There were no executory costs included in gross finance lease receivables as of June 30, 2016 and December 31, 2015.

(2)

The difference between the gross finance lease receivables and the cost of the equipment or carrying amount at the lease inception is recorded as unearned income. Unearned income, together with initial direct costs, are amortized to income over the lease term so as to produce a constant periodic rate of return. There were no unamortized initial direct costs as of June 30, 2016 and December 31, 2015.

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

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Tier 3— Customers in this category exhibit volatility in payments on a regular basis.

Based on the above categories, the Company's gross finance lease receivables were as follows (in thousands):

	June 30,	December 31,
	2016	2015
Tier 1	$80,367	$86,981
Tier 2	44,035	37,766
Tier 3	-	-
	$124,402	$124,747

Contractual maturities of the Company's gross finance lease receivables subsequent to and as of June 30, 2016 for the years ending June 30 were as follows (in thousands):

2017	$32,048
2018	38,283
2019	20,538
2020	12,606
2021	10,089
2022 and thereafter	10,838
$124,402

(7)Intangible Assets

The Company amortizes intangible assets on a straight line basis over their estimated useful lives as follows:

Trademarks and tradenames	1-10 years
Customer relationships	8 years

Total amortization expense was  $0.2 million and $0.1 million for the three months ended June 30, 2016 and 2015, respectively, and $0.3 million and $0.1  million for the six months ended June 30, 2016 and 2015, respectively.

Intangible assets as of June 30, 2016 and December 31, 2015 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2016
Trademarks and tradenames	$3,028	$(1,355)	$1,673
Customer relationships	9,344	(157)	9,187
	$12,372	$(1,512)	$10,860
December 31, 2015
Trademarks and tradenames	$1,840	$(1,218)	$622
Customer relationships	620	(19)	601
	$2,460	$(1,237)	$1,223

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of June 30, 2016,  estimated future amortization expenses are as follows (in thousands):

2017	$1,546
2018	1,519
2019	1,519
2020	1,519
2021	1,405
2022 and thereafter	3,352
$10,860

(8)  Debt

Details of the Company’s debt as of June 30, 2016 and December 31, 2015 were as follows (dollars in thousands):

		June 30, 2016			December 31, 2015
		Outstanding		Average	Outstanding		Average
Reference		Current	Long-term	Interest	Current	Long-term	Interest	Maturity

(a)(i)	Revolving credit facility	$-	$535,000	2.2%	$8,500	$488,000	1.8%	March 2020
(a)(ii)	Revolving credit facility - Rail	-	222,000	2.0%	34,500	126,000	1.9%	October 2020
(b)(i)	Term loan	1,800	22,800	2.6%	1,800	23,700	2.3%	April 2018
(b)(ii)	Term loan	9,000	125,250	2.2%	9,000	129,750	2.2%	October 2019
(b)(iii)	Term loan	7,000	93,000	2.4%	9,940	99,440	1.9%	June 2021
(b)(iv)	Term loan	1,139	18,307	3.4%	1,119	18,881	3.4%	December 2020
(c)	Senior secured notes	6,110	68,050	4.9%	7,175	71,105	4.9%	September 2022
(d)	Asset backed notes	40,000	222,875	3.4%	40,000	242,875	3.4%	March 2028
(e)	Collateralized financing obligations	23,053	60,618	1.0%	58,553	53,697	0.7%	June 2019
(f)	Term loans held by VIE	1,829	4,455	2.6%	1,829	5,748	2.6%	June 2019
		89,931	1,372,355		172,416	1,259,196
	Debt issuance costs	(772)	(11,781)		(2,820)	(10,139)
	Total Debt	$89,159	$1,360,574		$169,596	$1,249,057

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

As of June 30, 2016, the maximum commitment under the revolving credit facility was $775.0 million. The revolving credit facility may be increased up to a maximum of $960.0 million, in accordance with the terms of the agreement, so long as no default or event of default exists either before or immediately after giving effect to the increase. There is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The revolving credit facility provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to the Company. These credit commitments are part of, and not in addition to, the total commitment provided under the revolving credit facility. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the revolving credit agreement. Interest rates are based on LIBOR for Eurodollar loans and Base Rate for Base Rate loans. In addition to various financial and other covenants, the Company’s revolving credit facility also includes certain restrictions on the Company’s ability to incur other indebtedness or pay dividends to stockholders. As of June 30, 2016, the Company was in compliance with the terms of the revolving credit facility.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of June 30, 2016, the Company had $239.9 million in availability under the revolving credit facility (net of $0.1 million in letters of credit) subject to its ability to meet the collateral requirements under the agreement governing the facility. Based on the borrowing base and collateral requirements at June 30, 2016, the borrowing availability under the revolving credit facility was $66.0 million, assuming no additional contribution of assets. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

The Company’s revolving credit facility, including any amounts drawn on the facility, is secured by substantially all of the assets of the Company (not otherwise used as security for its other credit facilities) including equipment owned by the Company, which had a net book value of $726.2 million as of June 30, 2016, the underlying leases and the Company’s interest in any money received under such contracts.

(ii) On October 22, 2015, the Company and CAI Rail Inc. (CAI Rail), a wholly-owned subsidiary of the Company, entered into the Second Amended and Restated Revolving Credit Agreement with a consortium of banks, pursuant to which the prior revolving credit facility was amended to extend the maturity date to October 22, 2020, reduce the interest rate, increase the commitment level from $250.0 million to $500.0 million, which may be increased up to a maximum of $700.0 million subject to certain conditions, and revise certain of the covenants and restrictions under the prior facility to provide the Company with additional flexibility. As of June 30, 2016, the maximum credit commitment under the revolving credit facility was $500.0 million.

Borrowings under this revolving credit facility bear interest at a variable rate. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the revolving credit agreement.  Interest rates are based on LIBOR for Eurodollar loans and Base Rate for Base Rate loans.

As of June 30, 2016, CAI Rail had  $278.0 million in availability under the revolving credit facility, subject to its ability to meet the collateral requirements under the agreement governing the facility. Based on the borrowing base and collateral requirements at June 30, 2016, the borrowing availability under the revolving credit facility was $5.8 million, assuming no additional contribution of assets. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

The agreement governing CAI Rail’s revolving credit facility contains various financial and other covenants. As of June 30, 2016, CAI Rail was in compliance with the terms of the revolving credit facility. CAI Rail’s revolving credit facility, including any amounts drawn on the facility, is secured by all of the assets of CAI Rail, which had a net book value of $284.8 million as of June 30, 2016, and is guaranteed by the Company.

(b)Term Loans

Term loans consist of the following:

(i)  On March 22, 2013, the Company entered into a $30.0 million five-year term loan agreement with Development Bank of Japan (DBJ). The loan is payable in 19 quarterly installments of $0.5 million starting July 31, 2013 and a final payment of $21.5 million on April 30, 2018. The loan bears interest at a variable rate based on LIBOR. As of June 30, 2016, the loan had a balance of $24.6  million.

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

On October 1, 2014, the Company entered into an amended and restated term loan agreement, pursuant to which the prior loan agreement was refinanced. The amended and restated term loan agreement, which contains similar terms to the prior loan agreement, was amended to, among other things: (a) reduce borrowing rates from LIBOR plus 2.25% to LIBOR plus 1.6% (per annum) for Eurodollar loans, (b) increase the loan commitment from $115.0 million to $150.0 million, (c) extend the maturity date to October 1, 2019, and (d) revise certain of the covenants and restrictions under the prior loan agreement to provide the Company with additional flexibility. As of June 30, 2016, the term loan had a balance of $134.3  million.

(iii) On April 11, 2012, the Company entered into a term loan agreement with a consortium of banks. The agreement, as amended, provided for a five-year term loan of up to $142.0 million, subject to certain borrowing conditions, which amount is secured by certain assets of the Company.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On June 30, 2016, the Company entered into an amended and restated term loan agreement, pursuant to which the prior loan agreement was refinanced. The amended and restated term loan agreement, which contains similar terms to the prior loan agreement, was amended to, among other things: (a) provide the Company with the ability to increase the commitments under the facility to a maximum of $100.0 million, subject to certain conditions, (2) extend the maturity date to June 30, 2021, and (c) revise certain of the covenants and restrictions under the prior agreement to provide the Company with additional flexibility. The term loan’s outstanding principal is amortized quarterly, with quarterly payments equal to 1.75% multiplied by the original outstanding principal. The amended and restated term loan agreement bears a variable interest rate based on LIBOR for Eurodollar loans, and Base Rate for base rate loans. As of June 30, 2016, the loan had a balance of $100.0 million.

(iv) On December 22, 2015, the Company and CAI Rail entered into a $20.0 million five-year term loan agreement with Siemens Financial Services, Inc.. The term loan’s outstanding principal bears interest at a fixed rate of 3.4% per annum and is amortized quarterly. Any unpaid principal and interest is due and payable on December 22, 2020. The proceeds from the term loan were primarily used to repay outstanding amounts under CAI Rail’s revolving credit facility. As of June 30, 2016, the loan had a balance of $19.4  million.

The Company’s term loans are secured by rental equipment owned by the Company, which had a net book value of $339.0 million as of June 30, 2016.

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

The Notes bear interest at 4.9% per annum, due and payable semiannually on March 13 and September 13 of each year, commencing on March 13, 2013. In addition, CAL is required to make certain principal payments on March 13 and September 13 of each year, commencing on March 13, 2013. Any unpaid principal and interest is due and payable on September 13, 2022. The Note Purchase Agreement provides that CAL may prepay at any time all or any part of the Notes in an amount not less than 10% of the aggregate principal amount of the Notes then outstanding. As of June 30, 2016, the Notes had a balance of  $74.2 million.

The Notes are secured by certain rental equipment owned by the Company, which had a net book value of $97.8 million as of June 30, 2016.

(d)Asset-Backed Notes

On October 18, 2012, CAL Funding II Limited (CAL II), a wholly-owned indirect subsidiary of CAI, issued $171.0 million of 3.47% fixed rate asset-backed notes (Series 2012-1 Asset-Backed Notes).  Principal and interest on the Series 2012-1 Asset-Backed Notes is payable monthly commencing on November 26, 2012, and the Series 2012-1 Asset-Backed Notes mature in October 2027.  The proceeds from the Series 2012-1 Asset-Backed Notes were used to repay part of the Company’s borrowings under its senior revolving credit facility. As of June 30, 2016, the Series 2012-1 Asset-Backed Notes had a balance of  $108.3  million.

On March 28, 2013, CAL II issued $229.0 million of 3.35% fixed rate asset-backed notes (Series 2013-1 Asset-Backed Notes). Principal and interest on the Series 2013-1 Asset-Backed Notes is payable monthly commencing on April 25, 2013, and the Series 2013-1 Asset-Backed Notes mature in March 2028. The proceeds from the Series 2013-1 Asset-Backed Notes were used partly to reduce the balance of the Company’s term loan as described in Note 8  (b)(ii) above, and to partially pay down the Company’s senior revolving credit facility. The Series 2013-1 Asset-Backed Notes had a balance of $154.6  million as of June 30, 2016.

The Company’s asset-backed notes are secured by certain rental equipment owned by the Company, which had a net book value of $341.6 million as of June 30, 2016.

The agreements under each of the asset-backed notes described above require the Company to maintain a restricted cash account to cover payment of the obligations. As of June 30, 2016, the restricted cash account had a balance of $6.7  million.

(e)Collateralized Financing Obligations

As of June 30, 2016, the Company had collateralized financing obligations of $83.7 million (see Note 3). The obligations had an average interest rate of 1.0% as of June 30, 2016 with maturity dates between November 2016 and June 2019. The debt is secured by a pool of containers covered under the financing arrangements.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(f)Term Loans Held by VIE

On June 25, 2014, one of the Japanese investor funds that is consolidated by the Company as a VIE (see Note 3) entered into a term loan agreement with a bank. Under the terms of the agreement, the Japanese investor fund entered into two loans; a five-year, amortizing loan of $9.2 million at a fixed interest rate of 2.7%, and a five-year, non-amortizing loan of $1.6 million at a variable interest rate based on LIBOR. The debt is secured by assets of the Japanese investor fund, and is subject to certain borrowing conditions set out in the loan agreement. As of June 30, 2016, the term loans held by the Japanese investor fund totaled $6.3 million and had an average interest rate of 2.6%.

The Company’s term loans held by VIE are secured by rental equipment owned by the Japanese investor fund, which had a net book value of $15.1  million as of June 30, 2016.

The agreements relating to all of the Company’s debt contain various financial and other covenants. As of June 30, 2016, the Company was in compliance with all of its debt covenants.

(9)Stock–Based Compensation Plan

Stock Options

The Company grants stock options to certain employees and independent directors pursuant to its 2007 Equity Incentive Plan (Plan), as amended, which was originally adopted on April 23, 2007. Under the Plan, a maximum of 2,671,980 share awards may be granted.

Stock options granted to employees have a vesting period of four years from grant date, with 25% vesting after one year, and 1/48th vesting each month thereafter until fully vested. Stock options granted to independent directors vest in one year. All of the stock options have a contractual term of ten years.

The following table summarizes the Company’s stock option activities for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016		2015
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Options outstanding at January 1	1,189,255	$18.08	1,420,749	$15.67
Options granted	245,000	$7.87	177,000	$21.89
Options exercised	-	$-	(396,994)	$11.70
Options forfeited/cancelled	(6,000)	$21.99	-	$-
Options outstanding at June 30	1,428,255	$16.31	1,200,755	$17.90
Options exercisable	1,013,680	$17.38	885,855	$16.45
Weighted average remaining term	4.9 years		5.3 years

The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2015 was $4.7 million. The aggregate intrinsic value of all options outstanding as of June 30, 2016 was $0.4 million based on the closing price of the Company’s common stock of $7.50  per share on June 30, 2016, the last trading day of the quarter.

The Company recorded stock-based compensation expense of $0.3 million and $0.4  million for the three months ended June 30, 2016 and 2015,  respectively, and $0.7 million and $0.8 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, the remaining unamortized stock-based compensation cost relating to stock options granted to the Company’s employees and independent directors was approximately $2.6 million which is to be recognized over the remaining weighted average vesting period of approximately 2.7 years.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair value of stock options granted to the Company’s employees and independent directors was estimated using the Black-Scholes-Merton pricing model using the following weighted average assumptions:

	Six Months Ended June 30,
	2016	2015
Stock price	$7.87	$21.89
Exercise price	$7.87	$21.89

Expected term (years)	5.5 - 6.25	5.5 - 6.25
Expected volatility	45.4% - 46.7%	39.5% - 41.8%
Risk-free interest rate	1.30% - 1.40%	1.85% - 2.01%
Dividend yield	- %	- %

The expected option term is calculated using the simplified method in accordance with SEC guidance. The expected volatility was derived from the average volatility of the Company’s stock over a period approximating the expected term of the options. The risk-free rate is based on the daily U.S. Treasury yield curve with a term approximating the expected term of the options. No forfeiture rate was estimated on all options granted during the six months ended June 30, 2016 and 2015 as management believes that none of the grantees will leave the Company within the option vesting period.

Restricted Stock

The Company grants restricted stock to certain employees pursuant to the Plan. The restricted stock is valued based on the closing price of the Company’s stock on the date of grant and has a vesting period of four years. The following table summarizes the activity of restricted stock under the Plan:

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Restricted stock outstanding, December 31, 2015	48,025	$22.70
Restricted stock granted	34,500	$7.87
Restricted stock vested	(13,535)	$23.43
Restricted stock forfeited	(2,344)	$21.96
Restricted stock outstanding, June 30, 2016	66,646	$14.90

The Company recognized $0.1  million of stock-based compensation expense relating to restricted stock for both the three months ended June 30, 2016 and 2015, and $0.2 million for both the six months ended June 30, 2016 and 2015. As of June 30, 2016, unamortized stock-based compensation expense relating to restricted stock was $0.9 million, which will be recognized over the remaining average vesting period of 2.6  years.

Stock-based compensation expense is recorded as a component of administrative expenses in the Company’s consolidated statements of income with a corresponding credit to additional paid-in capital in the Company’s consolidated balance sheets.

(10)Income Taxes

The consolidated income tax expense for the three and six months ended June 30, 2016 and 2015 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2016 and 2015, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to foreign income taxes, state income taxes and the effect of certain permanent differences.

The Company’s estimated full year effective tax rate, before certain non-recurring discrete items, was 12.0% at June 30, 2016, compared to 8.0% at June 30, 2015. The higher estimated full year effective tax rate at June 30, 2016 was due primarily to the growth of the Company’s railcar fleet during the last twelve months. The increase in the proportion of the railcar fleet’s pretax income, combined with a decrease of pretax income in lower tax jurisdictions has led to a corresponding increase in the proportion of pretax income generated in higher tax jurisdictions, resulting in an increase in the effective tax rate.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company accounts for uncertain tax positions based on an evaluation as to whether it is more likely than not that a position will be sustained on audit, including resolution of any related appeals or litigation processes. This evaluation is based on all available evidence and assumes that the appropriate tax authorities have full knowledge of all relevant information concerning the tax position. Once it has been determined that a tax position is more likely than not to be sustained on its technical merits, the tax benefit recognized is based on the largest amount that is greater than 50% likely of being realized upon ultimate settlement. As of June 30, 2016, the Company had unrecognized tax benefits of $0.2 million, which if recognized, would reduce the Company’s effective tax rate. Total accrued interest relating to unrecognized tax benefits was less than $0.1 million as of June 30, 2016. The Company does not believe the total amount of unrecognized tax benefits as of June 30, 2016 will change for the remainder of 2016.

(11)Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s collateralized financing obligations of $83.7 million as of June 30, 2016 were estimated to have a fair value of approximately $81.5 million based on the fair value of estimated future payments calculated using prevailing interest rates. The fair value of these financial instruments would be categorized as Level 3 in the fair value hierarchy. Management believes that the balances of the Company’s revolving credit facilities of $757.0 million, term loans totaling $278.3 million, senior secured notes of $74.2 million, asset-backed notes of $262.9 million, term loans held by VIE of $6.3 million, net investment in direct finance leases of $102.5 and liabilities relating to the expected future payments for its acquisitions (see Note 4) of $6.0 million approximate their fair values as of June 30, 2016. The fair value of these financial instruments would be categorized as Level 3 in the fair value hierarchy.

(12)Commitments and Contingencies

In addition to its debt obligations described in Note 8  above, the Company had commitments to purchase approximately $239.9 million of rental equipment as of June 30, 2016;  $148.1 million in the twelve months ending June 30, 2017, $67.7 million in the twelve months ending June 30, 2018,  and $24.1 million in the twelve months ending June 30, 2019. The Company also utilizes certain office facilities and equipment under long-term non-cancellable operating lease agreements with total future minimum lease payments of approximately $2.7 million as of June 30, 2016.

(13)Related Party Transactions

The Company transferred legal ownership of certain containers to Japanese container funds that were established by Japan Investment Adviser Co., Ltd. (JIA) and CAIJ, Inc. (CAIJ).  Prior to April 2016, CAIJ was an 80%-owned subsidiary of CAI with the remaining 20% owned by JIA.  Prior to the transfer of containers from the Company, the container funds received contributions from unrelated Japanese investors, under separate Japanese investment agreements allowed under Japanese commercial laws. The contributions were used to purchase container equipment from the Company. Under the terms of the agreements, the CAI-related Japanese entities manage the activities of certain Japanese entities but may outsource the whole or part of each operation to a third party. Pursuant to its services agreements with investors, the Japanese container funds outsourced the general management of their operations to CAIJ. The Japanese container funds also entered into equipment management service agreements and financing arrangements whereby the Company managed  the leasing activity of containers owned by the Japanese container funds.

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

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables show condensed segment information for the three and six months ended June 30, 2016 and 2015, reconciled to the Company’s net income before income taxes and non-controlling interest as shown in its consolidated statements of income for such periods (in thousands):

	Three Months Ended June 30, 2016
	Container Leasing	Rail Leasing	Logistics	Total
Total revenue	$51,669	$7,591	$12,382	$71,642
Total operating expenses	40,048	4,202	12,534	56,784
Operating income	11,621	3,389	(152)	14,858
Total other expenses	9,228	1,509	-	10,737
Net income before income taxes and non-controlling interest	$2,393	$1,880	$(152)	$4,121
Goodwill	$-	$-	$15,482	$15,482
Total assets	$1,672,310	$323,456	$39,361	$2,035,127
Purchase of rental equipment	$28,235	$56,160	$-	$84,395

	Three Months Ended June 30, 2015
	Container Leasing	Rail Leasing	Logistics	Total
Total revenue	$55,613	$3,753	$-	$59,366
Total operating expenses	33,882	2,350	-	36,232
Operating income	21,731	1,403	-	23,134
Total other expenses	8,516	631	-	9,147
Net income before income taxes and non-controlling interest	$13,215	$772	$-	$13,987
Total assets	$1,786,209	$168,091	$-	$1,954,300
Purchase of rental equipment	$79,877	$68,669	$-	$148,546

	Six Months Ended June 30, 2016
	Container Leasing	Rail Leasing	Logistics	Total
Total revenue	$103,214	$14,848	$20,546	$138,608
Total operating expenses	76,335	7,996	20,963	105,294
Operating income	26,879	6,852	(417)	33,314
Total other expenses	17,949	2,911	-	20,860
Net income before income taxes and non-controlling interest	$8,930	$3,941	$(417)	$12,454
Purchase of rental equipment	$48,453	$81,786	$-	$130,239

	Six Months Ended June 30, 2015
	Container Leasing	Rail Leasing	Logistics	Total
Total revenue	$111,190	$6,668	$-	$117,858
Total operating expenses	66,624	4,450	-	71,074
Operating income	44,566	2,218	-	46,784
Total other expenses	16,709	1,175	-	17,884
Net income before income taxes and non-controlling interest	$27,857	$1,043	$-	$28,900
Purchase of rental equipment	$154,803	$82,075	$-	$236,878

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

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company’s railcars, with a net book value of $315.4  million as of June 30, 2016, are used primarily to transport cargo within North America.

The following table represents the geographic allocation of revenue for the periods indicated based on customers’ primary domicile (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
United States	$26,103	$8,582	$47,154	$15,086
France	6,683	6,527	13,028	13,004
Japan	4,800	6,301	10,441	12,975
Switzerland	4,623	4,161	9,154	9,304
Korea	3,367	4,553	6,867	9,364
Other Asia	16,231	16,168	27,562	32,257
Other Europe	9,247	9,385	18,103	18,456
Other International	588	3,689	6,299	7,412
Total revenue	$71,642	$59,366	$138,608	$117,858

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

The following table sets forth the reconciliation of basic and diluted net income per share for the three and six months ended June 30, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator
Net income attributable to CAI common stockholders used
in the calculation of basic and diluted earnings per share	$3,757	$12,889	$10,923	$26,431
Denominator
Weighted-average shares used in the calculation of basic earnings per share	19,372	21,095	19,577	21,000
Effect of dilutive securities:
Stock options and restricted stock	77	303	69	346
Weighted-average shares used in the calculation of diluted earnings per share	19,449	21,398	19,646	21,346

Net income per share attributable to CAI common stockholders:
Basic	$0.19	$0.61	$0.56	$1.26
Diluted	$0.19	$0.60	$0.56	$1.24

The calculation of diluted earnings per share for the three months ended June 30, 2016 and 2015 excluded from the denominator 1,069,311 and  572,050 shares, respectively, of common stock options because their effect would have been anti-dilutive. The calculation of diluted earnings per share for the six months ended June 30, 2016 and 2015 excluded from the denominator 1,038,497 and 572,050 shares, respectively, of common stock option because their effect would have been anti-dilutive.

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

In July 2015,  we purchased ClearPointt Logistics LLC (ClearPointt), an intermodal logistics company focused on the domestic intermodal market, for approximately $4.1 million. ClearPointt is headquartered in Everett, Washington.

In February 2016, we purchased Challenger Overseas LLC (Challenger), a Non-Vessel Operating Common Carrier (NVOCC), for approximately $10.8 million. Challenger is headquartered in Eatontown, New Jersey.

In June 2016, we purchased Hybrid Logistics, Inc. and its affiliate, General Transportation Services, Inc. (collectively, Hybrid), asset light truck brokers, for approximately $11.9 million. Hybrid headquartered in Portland, Oregon.

The following table shows the composition of our fleet as of June 30, 2016 and 2015 and our average utilization for the three and six months ended June 30, 2016 and 2015:

	As of June 30,
	2016	2015
Owned container fleet in TEUs	956,389	966,459
Managed container fleet in TEUs	180,900	222,140
Total container fleet in TEUs	1,137,289	1,188,599

Owned container fleet in CEUs	1,019,421	1,008,050
Managed container fleet in CEUs	162,618	200,925
Total container fleet in CEUs	1,182,039	1,208,975

Owned railcar fleet in units	5,936	3,671

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Average container fleet utilization in CEUs	92.8%	93.3%	92.0%	93.4%
Average owned container fleet utilization in CEUs	93.6%	94.3%	92.8%	94.3%
Average railcar fleet utilization	95.4%	94.3%	95.8%	94.0%

The intermodal marine container industry-standard measurement unit is the 20-foot equivalent unit, or TEU, which compares the size of a container to a standard 20-foot container. For example, a 20-foot container is equivalent to one TEU and a 40-foot container is equivalent to two TEUs. Containers can also be measured in cost equivalent units (CEUs), whereby the cost of each type of container is expressed as a ratio relative to the cost of a standard 20-foot dry van container. For example, the CEU ratio for a standard 40-foot dry van container is 1.6 and a 40-foot high cube container is 1.7. Utilization of containers is computed by dividing the average total units on lease during the period in CEUs, by the total CEUs in our container fleet. Utilization of railcars is computed by dividing the average number of railcars on lease during the period by the total number of railcars in our fleet. In both cases, the total fleet excludes new units not yet leased and off-hire units designated for sale.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The following table summarizes our operating results for the three months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended
	June 30,		Increase/(Decrease)
	2016	2015	Amount	Percent
Total revenue	$71,642	$59,366	$12,276	21%
Operating expenses	56,784	36,232	20,552	57
Other expenses	10,737	9,147	1,590	17
Net income attributable to CAI common stockholders	3,757	12,889	(9,132)	(71)

Total revenue for the three months ended June 30, 2016 increased $12.3 million, or 21%, compared to the three months ended June 30, 2015, due to a $3.8 million, or 102%, increase in rail lease income, a  $12.4 million increase in logistics revenue and a $0.2 million, or 77% increase in management fee revenue, partially offset by a $4.2 million, or 8%, decrease in container lease income. Operating expenses for the three months ended June 30, 2016 increased $20.6 million, or 57%, compared to the three months ended June 30, 2015, as a result of a $2.5 million, or 11%, increase in depreciation expense, a $2.3 million, or 33%, increase in storage, handling and other expenses, a $10.1 million increase in logistics transportation costs, a $3.7 million, or 1,928%, increase in loss on sale of used rental equipment and a $1.9 million, or 27%, increase in administrative expenses. Other expenses for the three months ended June 30, 2016 increased $1.6 million, or 17%, compared with the same three-month period in 2015. The increase in revenue was offset by the increase in operating expenses, and resulted in a $9.1 million, or 71%, decrease in net income attributable to CAI common stockholders for the three months ended June 30, 2016 compared to the same three-month period in 2015.

Revenue. The following discussion explains the significant changes in the composition of our total revenue for the three months ended June 30, 2016 compared to the three months ended June 30, 2015:

Container Lease Income. Container lease income decreased $4.2 million, or 8%, to $51.2 million for the three months ended June 30, 2016, from $55.3 million for the three months ended June 30, 2015. The decrease was primarily due to a $1.0 million decrease in rental revenue attributable to a 2%  decrease in the average number of CEUs of owned containers on lease and a $2.6 million decrease in rental revenue resulting from a 5% decrease in average owned container per diem rental rates. The reduction in average container per diem rental rates has been caused by competitive market pressure, as well as our investment in used containers through sale and leaseback transactions and the acquisition of container portfolios from our managed fleet. Used containers are purchased at a lower price, and command a lower per diem rental rate, than new containers. Approximately 28% of our investment in containers during the last twelve months was in used containers.

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

Rail Lease Income. Rail lease income increased $3.8 million, or 102%, to $7.6 million for the three months ended June 30, 2016 from $3.8 million for the three months ended June 30, 2015, primarily as a result of a 107% increase in the average size of our on-lease railcar fleet during the last twelve months. The average lease income per railcar has also increased as new railcars, which command higher per diem rental rates than used railcars, now form a larger percentage of the fleet.

Logistics Revenue. Logistics revenue of $12.4 million was recognized for the three months ended June 30, 2016, mainly attributable to the acquisition of ClearPointt in July 2015, Challenger in February 2016 and Hybrid during the current quarter.

Management Fee Revenue. Management fee revenue increased $0.2 million, or 77%, to $0.5 million for the three months ended June 30, 2016 from $0.3 million for the three months ended June 30, 2015, primarily due to a non-recurring charge of $0.8 million recorded during the quarter ended June 30, 2015 related to an adjustment of prior period management fees, partially offset by a  24% reduction in the size of the on-lease managed container fleet as a result of our purchase of previously managed container portfolios, and a decrease of 18% in average per diem rates in our managed fleet for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

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

Expenses.  The following discussion explains the significant changes in expenses for the three months ended June 30, 2016 compared to the three months ended June 30, 2015:

Depreciation of Rental Equipment. Depreciation of rental equipment increased by $2.5 million, or 11%, to $24.5 million for the three months ended June 30, 2016, from $22.0 million for the three months ended June 30, 2015.  This increase was primarily attributable to an increase of $1.1 million in depreciation in CAI Rail, reflecting the increase in size of our railcar fleet over the past twelve months and a $1.2 million impairment charge recorded during the quarter for certain off-lease damaged containers that we intend to sell.

Storage, Handling and Other Expenses. Storage, handling and other expenses increased by $2.3 million, or 33%, to $9.3 million for the three months ended June 30, 2016, from $7.0 million for the three months ended June 30, 2015. The increase was primarily attributable to a $1.6 million increase in storage costs caused by the average volume of off-lease and for sale owned container equipment increasing by 61% compared to the prior year. In addition, repair costs in the Rail business increased by $0.4 million as a result of the increase in the size of the rail fleet.

Logistics Transportation Costs.  Logistics transportation costs of $10.1 million was recognized for the three months ended June 30, 2016, mainly attributable to the acquisition of ClearPointt in July 2015, Challenger in February 2016 and Hybrid during the current quarter.

Loss on Sale of Used Rental Equipment. We incurred a loss on the sale of used rental equipment of $3.9 million during the three months ended June 30, 2016, compared to a loss of $0.2 million for the three months ended June 30, 2015.  While we sold approximately 63% more used containers compared to prior year, there was a reduction of 24% in the average sale price per unit, reflecting the decline in new equipment prices during the past year, and a reduction of 318% in the average margin per unit. The loss on sale has also been impacted by the strengthening of the dollar compared to other currencies, particularly the Euro.

Administrative Expenses. Administrative expenses increased by $1.9 million, or 27%, to $8.9 million for the three months ended June 30, 2016, from $7.0 million for the three months ended June 30, 2015. The increase was primarily a result of $1.8 million of administrative expenses incurred by our newly acquired logistics businesses. There were also higher employee-related costs as a result of an increase in headcount, particularly in our Rail and Logistics businesses.

Net Interest Expense. Net interest expense increased by $1.5 million, or 17%, to $10.5 million for the three months ended June 30, 2016, from $9.0 million for the three months ended June 30, 2015. The increase in net interest expense was due primarily to an increase in our average loan principal balance as we continue to increase our borrowings to finance our acquisition of additional rental equipment, particularly in our Rail business and a slight increase in average interest rates.

Other Expense. Other expense of $0.2 million for the three months ended June 30, 2016 increased $0.1 million, or 92%, from $0.1 million for the three months ended June 30, 2015. The increase was attributable to a loss on foreign exchange of $0.2 million for the three months ended June 30, 2016. Gains and losses on foreign currency primarily occur when foreign denominated financial assets and liabilities are either settled or remeasured in U.S. dollars. The loss on foreign exchange for the three months ended June 30, 2016 was primarily the result of movements in the U.S. dollar exchange rate against the Euro.

Income Tax Expense. Income tax expense decreased by $0.7 million, or 66%, to $0.4 million for the three months ended June 30, 2016, from $1.1 million for the three months ended June 30, 2015.  The full year estimated effective tax rate at June 30, 2016, before certain non-recurring discrete items, was 12.0%, compared to 8.0% for the three months ended June 30, 2015. The increase in rate is primarily attributable to the growth of our railcar fleet during the last twelve months, the profits of which are subject to tax at U.S. rates.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The following table summarizes our operating results for the six months ended June 30, 2016 and 2015 (dollars in thousands):

	Six Months Ended
	June 30,		Increase/(Decrease)
	2016	2015	Amount	Percent
Total revenue	$138,608	$117,858	$20,750	18%
Operating expenses	105,294	71,074	34,220	48
Other expenses	20,860	17,884	2,976	17
Net income attributable to CAI common stockholders	10,923	26,431	(15,508)	(59)

Total revenue for the six months ended June 30, 2016 increased $20.8 million, or 18%, compared to the six months ended June 30, 2015, due to an  $8.2 million, or 123%, increase in rail lease income and a $20.5 million increase in logistics revenue, partially offset by a $7.6 million, or 7%, decrease in container lease income and a $0.4 million, or 26%, decrease in management fee revenue. Operating expenses for the six months ended June 30, 2016 increased $34.2 million, or 48%, compared to the six months ended June 30, 2015, as a result of a $4.3 million, or 10%, increase in depreciation expense, a $4.6 million, or 34%, increase in storage, handling and other expenses, a $17.1 million increase in logistics transportation costs, a $4.8 million, or 2,904%, increase in loss on sale of used rental equipment and a $3.5 million, or 24%, increase in administrative expenses. Other expenses for the six months ended June 30, 2016 increased $3.0 million, or 17%, compared with the same six-month period in 2015. The increase in revenue was offset by the increase in operating expenses, and resulted in a $15.5 million, or 59%, decrease in net income attributable to CAI common stockholders for the six months ended June 30, 2016 compared to the same six-month period in 2015.

Revenue. The following discussion explains the significant changes in the composition of our total revenue for the six months ended June 30, 2016 compared to the six months ended June 30, 2015:

Container Lease Income. Container lease income decreased $7.6 million, or 7%, to $102.1 million for the six months ended June 30, 2016, from $109.6 million for the six months ended June 30, 2015. The decrease was primarily due to a $2.0 million decrease in rental revenue attributable to a 2% decrease in the average number of CEUs of owned containers on lease and a $4.2 million decrease in rental revenue resulting from a 4% decrease in average owned container per diem rental rates. The reduction in average container per diem rental rates has been caused by competitive market pressure, as well as our investment in used containers through sale and leaseback transactions and the acquisition of container portfolios from our managed fleet. Used containers are purchased at a lower price, and command a lower per diem rental rate, than new containers. Approximately 28% of our investment in containers during the last twelve months was in used containers.

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

Rail Lease Income. Rail lease income increased $8.2 million, or 123%, to $14.8 million for the six months ended June 30, 2016 from $6.7 million for the six months ended June 30, 2015, primarily as a result of a 110% increase in the average size of our on-lease railcar fleet during the last twelve months. The average lease income per railcar has also increased as new railcars, which command higher per diem rental rates than used railcars, now form a larger percentage of the fleet.

Logistics Revenue. Logistics revenue of $20.5 million was recognized for the six months ended June 30, 2016, mainly attributable to the acquisition of ClearPointt in July 2015, Challenger in February 2016 and Hybrid during the current quarter.

Management Fee Revenue. Management fee revenue decreased $0.4 million, or 26%, to $1.1 million for the six months ended June 30, 2016 from $1.5 million for the six months ended June 30, 2015, primarily due to a 24% reduction in the size of the on-lease managed container fleet as a result of our purchase of previously managed container portfolios, and a decrease of 17% in average per diem rates in our managed fleet for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, partially offset by a non-recurring charge of $0.8 million recorded during the quarter ended June 30, 2015 related to an adjustment of prior period management fees.

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

Expenses.  The following discussion explains the significant changes in expenses for the six months ended June 30, 2016 compared to the six months ended June 30, 2015:

Depreciation of Rental Equipment. Depreciation of rental equipment increased by $4.3 million, or 10%, to $47.5 million for the six months ended June 30, 2016, from $43.3 million for the six months ended June 30, 2015. This increase was primarily attributable to an increase of $2.3 million in depreciation in CAI Rail, reflecting the increase in size of our railcar fleet over the past twelve months and a $1.8 million impairment charge recorded during the period for certain off-lease damaged containers that we intend to sell.

Storage, Handling and Other Expenses. Storage, handling and other expenses increased by $4.6 million, or 34%, to $18.4 million for the six months ended June 30, 2016, from $13.8 million for the six months ended June 30, 2015. The increase was primarily attributable to a $3.9 million increase in storage costs caused by the average volume of off-lease owned container equipment increasing by 73% compared to the prior year. In addition, repair costs in the Rail business increased by $0.6 million as a result of the increase in the size of the rail fleet.

Logistics Transportation Costs. Logistics transportation costs of $17.1 million was recognized for the six months ended June 30, 2016, mainly attributable to the acquisition of ClearPointt in July 2015, and Challenger in February 2016 and Hybrid and General Transportation during the current quarter.

Loss (Gain) on Sale of Used Rental Equipment. We incurred a loss on the sale of used rental equipment of $4.6 million during the six months ended June 30, 2016, compared to a gain of $0.2 million for the six months ended June 30, 2015. While we sold approximately 39% more used containers compared to prior year, there was a reduction of 16% in the average sale price per unit, reflecting the decline in new equipment prices during the past year, and a reduction of 705% in the average margin per unit. The loss on sale has also been impacted by the strengthening of the dollar compared to other currencies, particularly the Euro.

Administrative Expenses. Administrative expenses increased by $3.5 million, or 24%, to $17.7 million for the six months ended June 30, 2016, from $14.2 million for the six months ended June 30, 2015. The increase was primarily a result of $2.9 million of administrative expenses incurred by our newly acquired logistics businesses. There were also higher employee-related costs as a result of an increase in headcount, particularly in our Rail and Logistics businesses.

Net Interest Expense. Net interest expense increased by $2.7 million, or 15%, to $20.5 million for the six months ended June 30, 2016, from $17.8 million for the six months ended June 30, 2015. The increase in net interest expense was due primarily to an increase in our average loan principal balance as we continue to increase our borrowings to finance our acquisition of additional rental equipment, particularly in our Rail business and a slight increase in average interest rates.

Other Expense. Other expense of $0.3 million for the six months ended June 30, 2016 increased $0.3 million, or 445%, from expense of less than $0.1 million for the six months ended June 30, 2015. The increase was attributable to a loss on foreign exchange of $0.3 million for the six months ended June 30, 2016. Gains and losses on foreign currency primarily occur when foreign denominated financial assets and liabilities are either settled or remeasured in U.S. dollars. The loss on foreign exchange for the six months ended June 30, 2016 was primarily the result of movements in the U.S. dollar exchange rate against the Euro.

Income Tax Expense. Income tax expense decreased by $0.9 million, or 38%, to $1.5 million for the six months ended June 30, 2016, from $2.4 million for the six months ended June 30, 2015. The full year estimated effective tax rate at June 30, 2016, before certain non-recurring discrete items, was 12.0%, compared to 8.0%  at June 30, 2015. The increase in rate is primarily attributable to the growth of our railcar fleet during the last twelve months, the profits of which are subject to tax at U.S. rates.

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

Revolving Credit Facilities

(i)  On March 15, 2013, we entered into the Third Amended and Restated Revolving Credit Agreement, as amended, with a consortium of banks to finance the acquisition of container rental equipment and for general working capital purposes. As of June 30, 2016, the maximum commitment under the revolving credit facility was $775.0 million, which may be increased to a maximum of $960.0 million under certain conditions described in the agreement. As of June 30, 2016, we had an outstanding balance of $535.0 million and availability of $239.9 million under the revolving credit facility (net of $0.1 million in letters of credit), subject to our ability to meet the collateral requirements under the agreement governing the facility. Based on the borrowing base and collateral requirements at June 30, 2016, the borrowing availability under the revolving credit facility was $66.0 million, assuming no additional contribution of assets. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

There is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The revolving credit facility provides that swing line loans (short-term borrowings of up to $10.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $15.0 million in the aggregate) will be available to us. These credit commitments are part of, and not in addition to, the maximum credit commitment. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar Rate loans as defined in the revolving credit facility. Interest rates are based on LIBOR for Eurodollar loans and Base Rate for Base Rate loans. As of June 30, 2016, the average interest rate on the revolving credit facility was  2.2%. The revolving credit facility will mature in March 2020.

We use the revolving credit facility primarily to fund the purchase of containers and for general working capital needs. As of March 31, 2016, we had commitments to purchase $14.8 million of containers and had rental equipment payable of $11.9  million. We have typically used our cash flow from operations and the proceeds from sales of equipment portfolios to third-party investors to repay our revolving credit facility. As we expand our owned fleet, the revolving credit facility balance will be higher and will result in higher interest expense.

(ii)  On October 22, 2015, we entered into the Second Amended and Restated Revolving Credit Agreement for CAI Rail with a consortium of banks, pursuant to which the prior revolving credit facility was amended. As of June 30, 2016, the maximum credit commitment under the revolving credit facility was $500.0 million. CAI Rail’s revolving credit facility may be increased up to a maximum of $700.0 million, in accordance with the terms of the agreement. Borrowings under this revolving credit facility bear interest at a variable rate. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar loans, as defined in the revolving credit agreement. Interest rates are based on LIBOR for Eurodollar loans and Base Rate for Base Rate loans. As of June 30, 2016, the average interest rate under the agreement was  2.0%.

As of June 30, 2016, the outstanding balance under CAI Rail’s revolving credit facility was $222.0 million. As of June 30, 2016, we had $278.0  million in availability under the facility, subject to our ability to meet the collateral requirements under the agreement governing the facility. Based on the borrowing base and collateral requirements at June 30, 2016, the borrowing availability under the revolving credit facility was $5.8 million, assuming no additional contribution of assets. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default. The revolving credit facility for CAI Rail matures in October 2020.

We use the revolving credit facility primarily to fund the purchase of railcars. As of June 30, 2016, we had commitments to purchase $225.1 million of railcars; $133.3 million in the twelve months ending June 30, 2017, $67.7 million in the twelve months ending June 30, 2018 and  $24.1 million in the twelve months ending June 30, 2019. We also had rental equipment payable of $9.2 million as of June 30, 2016.

Term Loan Facilities

(i)  On March 22, 2013, we entered into a $30.0 million five-year loan agreement with Development Bank of Japan (DBJ). The loan is payable in 19 quarterly installments of $0.5 million starting July 31, 2013 and a final payment of $21.5 million on April 30, 2018. The loan bears a variable interest rate based on LIBOR. As of June 30, 2016, the loan had a balance of $24.6 million and an average interest rate of 2.6%.

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

On October 1, 2014, we entered into an amended and restated term loan agreement, pursuant to which the prior loan agreement was refinanced. The amended and restated term loan agreement, which contains similar terms to the prior loan agreement, was amended to, among other things: (a) reduce borrowing rates from LIBOR plus 2.25% to LIBOR plus 1.6% (per annum) for Eurodollar loans, (b) increase the loan commitment from $115.0 million to $150.0 million, (c) extend the maturity date to October 1, 2019, and (d) revise certain of the covenants and restrictions under the prior loan agreement to provide the Company with additional flexibility. As of June 30, 2016, the term loan had a balance of $134.3 million and average interest rate of 2.2%.

(iii)  On April 11, 2012, we entered into a term loan agreement with a consortium of banks. The agreement, as amended, provided for a five-year term loan of up to $142.0 million, subject to certain borrowing conditions, which amount is secured by certain of our assets.

On June 30, 2016, we entered into an amended and restated term loan agreement, pursuant to which the prior loan agreement was refinanced. The amended and restated term loan agreement, which contains similar terms to the prior loan agreement, was amended to, among other things: (a) provide us with the ability to increase the commitments under the facility to a maximum of $100.0 million, subject to certain conditions, (2) extend the maturity date to June 30, 2021, and (c) revise certain of the covenants and restrictions under the prior agreement to provide us with additional flexibility. The term loan’s outstanding principal is amortized quarterly, with quarterly payments equal to 1.75% multiplied by the original outstanding principal. The amended and restated term loan agreement bears a variable interest rate based on LIBOR for Eurodollar loans, and Base Rate for base rate loans. As of June 30, 2016, the loan had a balance of $100.0 million and an interest rate of 2.4%.

 (iv) On December 22, 2015, we entered into a $20.0 million five-year term loan agreement for CAI Rail with Siemens Financial Services, Inc.. The term loan’s outstanding principal bears interest at a fixed rate of 3.4% per annum and is amortized quarterly. Any unpaid principal and interest is due and payable on December 22, 2020. The proceeds from the term loan were primarily used to repay outstanding amounts under CAI Rail’s revolving credit facility. As of June 30, 2016, the loan had a balance of $19.4 million.

Asset-Backed Notes

(i)  On October 18, 2012, CAL II issued $171.0 million of 3.47% fixed rate asset-backed notes (Series 2012-1 Asset-Backed Notes).  Principal and interest on the Series 2102-1 Asset-Backed Notes is payable monthly commencing on November 26, 2012, and the Series 2012-1 Asset-Backed Notes mature in October 2027. The proceeds from the Series 2012-1 Asset-Backed Notes were used to repay part of the Company’s borrowings under its senior revolving credit facility. The Series 2012-1 Asset-Backed Notes had a balance of $108.3 million as of June 30, 2016.

(ii)  On March 28, 2013, CAL II issued $229.0 million of 3.35% fixed rate asset-backed notes (Series 2013-1 Asset-Backed Notes). Principal and interest on the Series 2013-1 Asset-Backed Notes is payable monthly commencing on April 25, 2013, and the Series 2013-1 Asset-Backed Notes mature in March 2028. The proceeds from the new Series 2013-1 Asset-Backed Notes were used partly to reduce the balance of the Company’s term loan with a consortium of banks as described in paragraph (ii) of Term Loan Facilities above, and to partially pay down the Company’s senior revolving credit facility. The Series 2013-1 Asset-Backed Notes had a balance of $154.6 million as of June 30, 2016.

The agreements under each of the asset-backed notes described above require the Company to maintain a restricted cash account to cover payment of the obligations. As of June 30, 2016, the restricted cash account had a balance of $6.7  million.

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

The Notes bear interest at 4.9% per annum, due and payable semiannually on March 13 and September 13 of each year, commencing on March 13, 2013.  In addition, CAL is required to make certain principal payments on March 13 and September 13 of each year, commencing on March 13, 2013. Any unpaid principal and interest is due and payable on September 13, 2022. As of June 30, 2016, the Notes had a balance of $74.2 million.

On June 25, 2014, one of the Japanese investor funds that is consolidated by us as a VIE (see Note 3 to our unaudited consolidated financial statements) entered into a term loan agreement with a bank. Under the terms of the agreement, the Japanese investor fund entered into two loans; a five-year, amortizing loan of $9.2 million at a fixed interest rate of 2.7%, and a five-year, non-amortizing loan of $1.6 million at a variable interest rate based on LIBOR. The debt is secured by assets of the Japanese investor fund, and is subject to certain borrowing conditions set out in the loan agreement. As of June 30, 2016, the term loans held by the Japanese investor fund totaled $6.3 million and had an average interest rate of 2.6%.

As of June 30, 2016, we had collateralized financing obligations totaling $83.7 million (see Note 3 to our unaudited consolidated financial statements). The obligations had an average interest rate of 1.0% as of June 30, 2016 with maturity dates between November 2016 and June 2019.

Our term loans, senior secured notes, asset-backed notes, collateralized financing obligations, term loans held by VIEs and capital lease obligations are secured by specific pools of rental equipment and other assets owned by the Company, the underlying leases thereon and the Company’s interest in any money received under such contracts.

In addition to customary events of default, our revolving credit facilities and term loans contain restrictive covenants, including limitations on certain liens, indebtedness and investments.  In addition, all of our debt facilities contain various restrictive financial and other covenants.  The financial covenants in our debt facilities require us to maintain (1) a consolidated funded debt to consolidated tangible net worth ratio of no more than 3.75:1.00; and (2) a fixed charge coverage ratio of at least 1.20:1.00. As of June 30, 2016, we were in compliance with all of our debt covenants.

Under certain conditions, as defined in our credit agreements with our banks and/or note holders, we are subject to certain cross default provisions that may result in an acceleration of principal repayments if an uncured default condition were to exist. Our asset-backed notes are not subject to any such cross default provisions.

Cash Flow

The following table sets forth certain cash flow information for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015
Net income	$10,960	$26,501
Adjustments to income	49,563	42,700
Net cash provided by operating activities	60,523	69,201
Net cash used in investing activities	(104,755)	(198,290)
Net cash provided by financing activities	23,029	136,615
Effect on cash of foreign currency translation	276	(217)
Net (decrease) increase in cash	(20,927)	7,309
Cash at beginning of period	52,553	53,821
Cash at end of period	$31,626	$61,130

Operating Activities Cash Flows

Net cash provided by operating activities of $60.5 million for the six months ended June 30, 2016 decreased $8.7 million from $69.2 million for the six months ended June 30, 2015. The decrease was due to a $5.5 million decrease in net income as adjusted for depreciation, amortization and other non-cash items and  a  $3.2 million decrease in our net working capital adjustments. The decrease in net income as adjusted for non-cash items was primarily due to a $15.5 million decrease in net income, partially offset by an increase of $4.2 million in depreciation expense and an increase of $4.8 million in loss on sale of used rental equipment. Net working capital used in operating activities of $7.0 million in the six months ended June 30, 2016 was due to an $8.4  million increase in accounts receivable, primarily caused by an increase in rail lease billings and the timing of receipts, partially offset by a $0.5 million increase in accounts payable, accrued expenses and other liabilities, primarily caused by the timing of payments, and a $0.7 million increase in due to container investors. Net working capital used in operating activities of  $3.8 million in the six months ended June 30, 2015 was due to a $2.3 increase in prepaid expenses and other assets, a $2.7 million decrease in accounts payable, accrued expenses and other liabilities, primarily caused by the timing of payments and a $4.2 million decrease in amounts due to container investors, primarily as a result of a decrease in the average managed container fleet, partially offset by a $2.1 million decrease in accounts receivable, primarily caused by the timing of receipts, and a $3.2 million increase in unearned revenue, caused by an increase in the amount of advanced billings.

Investing Activities Cash Flows

Net cash used in investing activities decreased $93.5 million to $104.8 million for the six months ended June 30, 2016 from $198.3 million for the six months ended June 30, 2015. The decrease in cash usage was primarily attributable to a $106.6 million decrease in the purchase of rental equipment, partially offset by the $15.7 million acquisitions of our new logistics companies, an increase of $1.8 million in cash proceeds received from sales of used rental equipment and an increase of $1.3 million in receipt of principal payments from direct finance leases.

Financing Activities Cash Flows

Net cash provided by financing activities for the six months ended June 30, 2016 decreased $113.6 million compared to the six months ended June 30, 2015, primarily as a result of lower net borrowings being required to finance the acquisition of rental equipment. During the six months ended June 30, 2016, our net cash inflow from borrowings was $30.6 million compared to $132.1 million for the six months ended June 301, 2015, reflecting a decrease in investment in rental equipment during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The decrease was also attributable to an increase of $7.1 million used to repurchase our stock and a decrease of $4.6 million in proceeds received from the exercise of stock options.

Contractual Obligations and Commercial Commitments

 The following table sets forth our contractual obligations and commercial commitments by due date as of June 30, 2016 (in thousands):

	Payments Due by Period
		Less than	1-2	2-3	3-4	4-5	More than
	Total	1 year	years	years	years	years	5 years
Total debt obligations:
Revolving credit facilities	$757,000	$-	$-	$-	$535,000	$222,000	$-
Term loans	278,295	18,939	39,978	17,219	115,512	86,647	-
Senior secured notes	74,160	6,110	6,110	6,110	6,110	6,110	43,610
Asset-backed notes	262,875	40,000	40,000	40,000	40,000	40,000	62,875
Collateralized financing obligations	83,671	23,053	23,151	37,467	-	-	-
Term loans held by VIE	6,284	1,829	1,829	2,626	-	-	-
Interest on debt and capital lease obligations (1)	135,381	35,341	33,015	31,111	22,631	8,512	4,771
Rental equipment payable	21,159	21,159	-	-	-	-	-
Rent, office facilities and equipment	2,659	1,694	824	141	-	-	-
Equipment purchase commitments	239,900	148,112	67,696	24,092	-	-	-
Total contractual obligations	$1,861,384	$296,237	$212,603	$158,766	$719,253	$363,269	$111,256

(1)

Our estimate of interest expense commitment includes $62.4 million relating to our revolving credit facilities, $22.9 million relating to our term loans, $17.8 million relating to our senior secured notes, $29.7 million relating to our asset back notes, $2.2 million relating to our collateralized financing obligations, and $0.3 million relating to our term loans held by VIEs. The calculation of interest commitment related to our debt assumes the following weighted-average interest rates as of June 30, 2016:  revolving credit facilities, 2.1%; term loans, 2.4%; senior secured notes, 4.9%; asset-backed notes, 3.4%; collateralized financing obligations, 1.0%; and term loans held by VIE, 2.6%. These calculations assume that weighted-average interest rates will remain at the same level over the next five years. We expect that interest rates will vary over time based upon fluctuations in the underlying indexes upon which these rates are based.

See Note 8 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of the terms of our debt.

Off-Balance Sheet Arrangements

As of June 30, 2016, we had no material off-balance sheet arrangements or obligations other than noted below. An off-balance sheet arrangement includes any contractual obligation, agreement or transaction arrangement involving an unconsolidated entity under which we would have: (1) retained a contingent interest in transferred assets; (2) an obligation under derivative instruments classified as equity; (3) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing, hedging or research and development services with us; or (4) made guarantees.

We transferred ownership of certain equipment to Japanese equipment funds which were established by Japan Investment Adviser Co., Ltd. (JIA) and CAIJ. Prior to April 2016, CAIJ was an 80%-owned subsidiary of CAI with the remaining 20% owned by JIA. Prior to the purchase of equipment from us, the purchasing entities received contributions from unrelated Japanese investors, under separate Japanese investment agreements allowed under Japanese commercial laws. The contributions were used to purchase equipment from us. Under the terms of the agreements, the CAI-related Japanese entities managed each of the investments but may outsource the whole or part of each operation to a third party. Pursuant to its services agreements with investors, the Japanese equipment funds outsourced the general management of their operations to CAIJ. The Japanese equipment funds also entered into equipment management service agreements and financing arrangements whereby we manage the leasing activity of equipment owned by the Japanese equipment funds. The profit or loss from each investment will substantially belong to each respective investor, except with respect to certain financing arrangements where the terms of the transaction provide us with an option to purchase equipment at a fixed price. If we decide to exercise our purchase options and resell equipment to a third party, we would realize any profit from the sale. See Notes 3 and 13 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

There have been no changes to our accounting policies during the six months ended June 30, 2016.  See Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 3,  2016.

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

Foreign Exchange Rate Risk. Although we have significant foreign-based operations, the U.S. Dollar is our primary operating currency. Thus, most of our revenue and expenses are denominated in U.S. Dollars. We have equipment sales in British Pound Sterling, Euros and Japanese Yen and incur overhead costs in foreign currencies, primarily in British Pound Sterling and Euros. CAI Consent Sweden AB, one of our wholly-owned subsidiaries, has significant amounts of revenue as well as expenses denominated in Euros and Swedish Krone. During the six months ended June 30, 2016, the U.S. Dollar increased in value in relation to other major foreign currencies (such as the Euro and British Pound Sterling). The increase in the U.S. Dollar has decreased our revenues and expenses denominated in foreign currencies. The increase in the value of the U.S. Dollar relative to foreign currencies will also result in U.S. dollar denominated assets held at some of our foreign subsidiaries to increase in value relative to the foreign subsidiaries’ local currencies. For the six months ended June 30, 2016, we recognized a loss on foreign exchange of $0.3 million. A 10% change in foreign exchange rates would not have a material impact on our business, financial position, results of operations or cash flows.

Interest Rate Risk. The nature of our business exposes us to market risk arising from changes in interest rates to which our variable-rate debt is linked. As of June 30, 2016, the principal amount of debt outstanding under the variable-rate arrangements of our revolving credit facilities was $757.0 million. In addition, at June 30, 2016, we had balances on our variable-rate term loans of $258.9 million and term loans held by VIE of $6.3 million. The average interest rate on our variable rate debt was 2.2% as of June 30, 2016 based on LIBOR plus a margin based on certain conditions set forth in our debt agreements.

A 1.0% increase or decrease in underlying interest rates for these debt obligations will increase or decrease interest expense by approximately $10.2 million annually assuming debt remains constant at June 30, 2016 levels.

We do not currently participate in hedging, interest rate swaps or other transactions to manage the market risks described above.

ITEM 4.CONTROLS AND PROCEDURES

Management Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the Exchange Act), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2016 our disclosure controls and procedures were effective with respect to controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and are accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act) that occurred during the quarter ended June 30, 2016, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Lessee defaults may adversely affect our business, financial condition, results of operations and cash flow

We believe that the risk of large lessee defaults remains elevated. Excess vessel capacity over the last several years has led to low ocean freight rates, which has resulted in large financial losses for certain carriers.  For example, two major Asian shipping lines have entered into restructuring negotiations with their creditors, one of which has recently been completed. We expect excess vessel capacity to persist and freight rates to remain under pressure, which could adversely affect the credit worthiness of our customers. A large lessee default could have a material adverse effect on our business, financial condition, results of operations and cash flow.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2016—April 30, 2016	-	$-	-	1,206,888
May 1, 2016—May 31, 2016	2,816	7.44	-	1,206,888
June 1, 2016—June 30, 2016	139,469	7.76	139,469	1,067,419
Total	142,285	$7.75	139,469	1,067,419

(1)

During the three months ended June 30, 2016, we withheld an aggregate of 2,816 shares of common stock, at an average price of $7.44 per share, to satisfy tax obligations of certain of our employees upon the vesting of restricted stock awards.

(2)

On February 4, 2016, the Company’s Board of Directors approved a one million share increase in the previously approved share repurchase program bringing the total authorized for repurchase to two million shares of our outstanding common stock. The repurchase plan does not have an expiration date. During the three months ended June 30, 2016, we repurchased and retired 139,469 shares of our common stock at a weighted-average price of $7.76 per share for an aggregate price of approximately $1.1 million excluding related commission charges, under our publicly-announced repurchase plan. As of June 30, 2016, approximately 1.1 million shares remained available for repurchase under our share repurchase plan.

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

CAI International, Inc.
(Registrant)

August 9, 2016	/s/ VICTOR M. GARCIA
Victor M. Garcia
President and Chief Executive Officer
(Principal Executive Officer)

August 9, 2016	/s/ TIMOTHY B. PAGE
Timothy B. Page
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBITS INDEX

2.1#

Stock Purchase Agreement, dated June 1, 2016, among CAI International, Inc.. Hybrid Logistics, Inc., General Transportation Service, Inc., the shareholders named therein, and Zions Bank, a division of ZB, National Association, as escrow agent.

3.1

Amended and Restated Certificate of Incorporation of CAI International, Inc. (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1, as amended, File No. 333-140496 filed on April 24, 2007).

3.2	Amended and Restated Bylaws of CAI International, Inc. (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on March 10, 2009).

10.1*	CAI International, Inc. 2007 Equity Incentive Plan (as amended effective June 3, 2016) (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 8, 2016).

10.2

Amended and Restated Term Loan Agreement, dated June 30, 2016, among Container Applications Limited, CAI International, Inc., the lending institutions from time to time listed on Schedule 1 hereto, Suntrust Bank, as administrative agent for itself and other lenders and Suntrust Robinson Humphrey, Inc., as sole lead arranger and bookrunner (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on July 7, 2016).

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

101

The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 and (v) Notes to Unaudited Consolidated Financial Statements.

*	Management contract or compensatory plan.

#

Certain schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K under the Exchange Act. We hereby undertake to supplementally furnish copies of any omitted schedules to the SEC upon request.