Form 10-Q
period 2016-09-30
CAI International, Inc.
filed 2016-11-09
CIK 1388430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common	October 31, 2016
Common Stock, $.0001 par value per share	19,057,453 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

 CAI INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

(UNAUDITED)

	September 30,	December 31,
	2016	2015
Assets
Current assets
Cash	$15,450	$17,447
Cash held by variable interest entities	22,016	35,106
Accounts receivable, net of allowance for doubtful accounts of $805 and
and $548 at September 30, 2016 and December 31, 2015, respectively	67,199	55,284
Current portion of direct finance leases	31,129	21,158
Prepaid expenses and other current assets	2,183	2,155
Total current assets	137,977	131,150
Restricted cash	6,447	7,212
Rental equipment, net of accumulated depreciation of $406,081 and
$349,810 at September 30, 2016 and December 31, 2015, respectively	1,786,374	1,748,211
Net investment in direct finance leases	69,705	82,210
Goodwill	15,579	2,905
Intangible assets, net of accumulated amortization of $1,919 and
$1,237 at September 30, 2016 and December 31, 2015, respectively	10,453	1,223
Furniture, fixtures and equipment, net of accumulated depreciation of $2,876 and
$2,027 at September 30, 2016 and December 31, 2015, respectively	667	674
Total assets (1)	$2,027,202	$1,973,585

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$13,237	$11,962
Accrued expenses and other current liabilities	12,623	4,813
Due to container investors	5,769	5,801
Unearned revenue	13,011	11,990
Current portion of debt	99,751	169,596
Rental equipment payable	24,435	10,901
Total current liabilities	168,826	215,063
Debt	1,343,276	1,249,057
Deferred income tax liability	52,581	48,204
Other long term liabilities	3,500	-
Total liabilities (2)	1,568,183	1,512,324

Stockholders' equity
Common stock: par value $.0001 per share; authorized 84,000,000 shares; issued and outstanding
19,057,453 and 20,132,706 shares at September 30, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	140,649	148,523
Accumulated other comprehensive loss	(6,875)	(7,922)
Retained earnings	325,243	319,735
Total CAI stockholders' equity	459,019	460,338
Non-controlling interest	-	923
Total stockholders' equity	459,019	461,261
Total liabilities and stockholders' equity	$2,027,202	$1,973,585

(1)

Total assets at September 30, 2016 and December 31, 2015 include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash, $22,016 and $35,106; Net investment in direct finance leases, $5,705 and $1,915; and Rental equipment, net of accumulated depreciation, $63,939 and $85,101, respectively.

(2)

Total liabilities at September 30, 2016 and December 31, 2015 include the following VIE liabilities for which the VIE creditors do not have recourse to CAI International, Inc.: Current portion of debt, $31,056 and $60,382; Debt, $66,347  and $59,445, respectively.

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue
Container lease income	$49,196	$54,696	$151,270	$164,274
Rail lease income	7,614	5,102	22,462	11,770
Logistics revenue	21,197	5,406	41,743	5,474
Management fee revenue	465	913	1,605	2,457
Total revenue	78,472	66,117	217,080	183,975

Operating expenses
Depreciation of rental equipment	29,873	22,655	77,401	65,907
Storage, handling and other expenses	8,802	8,148	27,176	21,837
Logistics transportation costs	18,045	4,818	35,127	4,888
Loss (gain) on sale of used rental equipment	3,323	(72)	7,950	(237)
Administrative expenses	11,067	7,312	28,750	21,540
Total operating expenses	71,110	42,861	176,404	113,935

Operating income	7,362	23,256	40,676	70,040

Other expenses
Net interest expense	10,866	8,967	31,404	26,792
Other expense	85	2	407	61
Total other expenses	10,951	8,969	31,811	26,853

Net (loss) income before income taxes and non-controlling interest
non-controlling interest	(3,589)	14,287	8,865	43,187
Income tax expense	1,826	1,272	3,320	3,671

Net (loss) income	(5,415)	13,015	5,545	39,516
Net income attributable to non-controlling interest	-	26	37	96
Net (loss) income attributable to CAI common stockholders	$(5,415)	$12,989	$5,508	$39,420

Net (loss) income per share attributable to CAI common
stockholders
Basic	$(0.28)	$0.62	$0.28	$1.88
Diluted	$(0.28)	$0.62	$0.28	$1.86

Weighted average shares outstanding
Basic	19,130	20,920	19,427	20,973
Diluted	19,130	21,059	19,498	21,236

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net (loss) income	$(5,415)	$13,015	$5,545	$39,516
Other comprehensive income, net of tax:
Foreign currency translation adjustments	137	224	1,047	(1,737)
Comprehensive (loss) income	(5,278)	13,239	6,592	37,779
Comprehensive income attributable to non-controlling interest	-	26	37	96
Comprehensive (loss) income attributable to CAI common
stockholders	$(5,278)	$13,213	$6,555	$37,683

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income	$5,545	$39,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	77,636	66,228
Amortization of debt issuance costs	2,086	1,983
Amortization of intangible assets	682	157
Stock-based compensation expense	1,320	1,436
Reduction in contingent consideration	(1,000)	-
Unrealized loss on foreign exchange	82	185
Loss (gain) on sale of used rental equipment	7,950	(237)
Loss on disposal of subsidiary	146	-
Deferred income taxes	2,193	458
Bad debt expense	2,458	326
Changes in other operating assets and liabilities:
Accounts receivable	(7,560)	2,692
Prepaid expenses and other assets	(191)	822
Accounts payable, accrued expenses and other current liabilities	1,540	(594)
Due to container investors	(32)	(5,369)
Unearned revenue	1,013	2,263
Net cash provided by operating activities	93,868	109,866
Cash flows from investing activities
Purchase of rental equipment	(170,582)	(304,588)
Acquisitions, net of cash acquired	(15,620)	(4,100)
Net proceeds from sale of used rental equipment	46,137	51,188
Disposal of subsidiary, net of cash disposed of	(460)	-
Purchase of furniture, fixtures and equipment	(92)	(73)
Receipt of principal payments from direct financing leases	17,368	16,071
Net cash used in investing activities	(123,249)	(241,502)
Cash flows from financing activities
Proceeds from debt	432,540	450,731
Principal payments on debt	(408,375)	(301,234)
Debt issuance costs	(1,461)	(1,662)
Decrease in restricted cash	765	765
Repurchase of stock	(9,176)	(12,158)
Exercise of stock options	-	4,744
Excess tax benefit from share-based compensation awards	-	1,006
Net cash provided by financing activities	14,293	142,192
Effect on cash of foreign currency translation	1	(209)
Net (decrease) increase in cash	(15,087)	10,347
Cash at beginning of the period	52,553	53,821
Cash at end of the period	$37,466	$64,168

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$752	$2,114
Interest	29,617	25,840
Supplemental disclosure of non-cash investing and financing activity
Transfer of rental equipment to direct finance lease	$14,816	$24,505

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)The Company and Nature of Operations

Organization

CAI International, Inc., together with its subsidiaries (collectively, CAI or the Company), is a transportation finance and logistics company. The Company purchases equipment, primarily intermodal shipping containers and railcars, which it leases to its customers. The Company also manages equipment for third-party investors. In operating its fleet, the Company leases, re-leases and disposes of equipment and contracts for the repair, repositioning and storage of equipment. The Company also provides domestic and international logistics services.

In July 2015, the Company purchased ClearPointt Logistics LLC (ClearPointt), an intermodal logistics company focused on the domestic intermodal market, for approximately $4.1 million. ClearPointt is headquartered in Everett, Washington.

In February 2016, the Company purchased Challenger Overseas LLC (Challenger), a Non-Vessel Operating Common Carrier (NVOCC), for approximately $10.8 million (see Note 5). Challenger is headquartered in Eatontown, New Jersey.

In June 2016, the Company purchased Hybrid Logistics, Inc. and its affiliate, General Transportation Services, Inc. (collectively, Hybrid), asset light truck brokers, for approximately $12.0 million (see Note 5). Hybrid is headquartered in Portland, Oregon.

The Company’s common stock is traded on the New York Stock Exchange under the symbol “CAI.” The Company’s corporate headquarters are located in San Francisco, California.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the financial statements of CAI International, Inc., its wholly-owned subsidiaries, and its previously 80%-owned subsidiary, CAIJ, Inc. (CAIJ), up to its date of disposal in April 2016. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position as of September 30, 2016 and December 31, 2015, the Company’s results of operations for the three and nine months ended September 30, 2016 and 2015, and the Company’s cash flows for the nine months ended September 30, 2016 and 2015. The results of operations and cash flows for the periods presented are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2016 or in any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 3, 2016.

(2)Accounting Policies and Recent Accounting Pronouncements

(a)Accounting Policies

Container rental equipment is recorded at original cost and depreciated to an estimated residual value on a straight-line basis over its estimated useful life. The estimated useful lives and residual values of the Company’s container equipment are based on historical disposal experience and the Company’s expectations for future used container sale prices. Depreciation estimates are reviewed on a regular basis to determine whether changes have taken place that would suggest that a change in depreciation estimates, useful lives of its equipment or the assigned residual values, is warranted.

After the Company conducted its regular depreciation policy review, it concluded that a change in the estimated residual value for 40-foot high cube dry van containers from $1,650 to $1,400 per container, effective July 1, 2016, was appropriate.  The change increased the Company’s depreciation expense by $3.4 million, decreased net income by $3.2 million, and decreased diluted earnings per share by $0.17 for the three and nine months ended September 30, 2016.

Depreciation estimates were last changed for 40-foot high cube dry van containers (and other container types within the Company’s fleet) during 2012. Since that time, disposal prices for 40-foot high cube dry van containers have declined and the Company experienced losses when selling certain of these assets during 2015 and 2016. The change in residual value estimate was made to better align residual value with expectations for future used container sale prices.

In considering changes to residual values for the three major dry van categories, the Company reviewed 3-year, 5-year, 7-year, and 11-year average disposition pricings trends. As with all estimates, particularly related to long-lived assets, current market performance may not necessarily be indicative of long-term residual values, so the Company does not adjust residual values to point-in-time prices. Rather, the Company considers the mix of data shown in the following table and uses the average over time to either confirm residual value estimates or support revisions to those estimates.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The sale-related unit proceeds by dry van container category that we considered as of September 30, 2016 are shown below:

Category	3-year Avg.	5-year Avg.	7-year Avg.	11-year Avg.
20-ft. standard dry van containers	$989	$1,112	$1,158	$1,133
40-ft. standard dry van containers	1,229	1,399	1,458	1,394
40-ft. high cube dry van containers	1,262	1,440	1,532	1,529

The Company’s residual value estimates ($1,050 for a 20-ft. dry van, $1,300 for a 40-ft. dry van, and $1,400 for a 40-ft. high cube dry van) are lower in each instance than the historical averages, with the exception of the 3-year average. While the Company experienced losses when selling certain of these assets during 2015 and 2016, the Company does not adjust long-term residual value estimates based on short-term data points, such as current year sale results and the 3-year average shown above, as the Company does not believe they are indicative of a change in the long-term market value for these containers. The Company does regularly review this data and updates the analysis, and will make further revisions to residual value estimates as and when conditions warrant.

The largest segment of the Company’s non-dry van container fleet consists of 20-ft. refrigerated containers and 40-ft. high cube refrigerated containers. The Company regularly reviews the residual value estimates associated with its refrigerated containers. Given the specific nature of these assets and the lower volumes of containers that are sold each year in the secondary market, there is less variability in asset pricing. Similar to the Company’s dry van containers, the Company evaluates the relationship between sales prices and residual values over a long-term horizon. When measured at September 30, 2016, sales proceeds for 20-ft. refrigerated and 40-ft. high cube refrigerated containers averaged $3,180 and $4,065, respectively, over the prior 3-year period, and $3,219 and $4,111, respectively, over the prior 5-year period. The Company excluded 7-year and 11-year historical averages from its analysis as it does not have a long enough history of sales for refrigerated containers. The current residual values for 20-ft. refrigerated and 40-ft. high cube refrigerated containers are set at $2,750 and $3,500, respectively. Based on the data trends, the Company believes that the residual value estimates for its refrigerated containers are appropriate and do not warrant revision.

The Company continuously monitors disposal prices across its entire portfolio for indications of a deeper, more sustained market downturn. If necessary, the Company will adjust its estimates if there are indicators that the current weak market for containers will be sustained over a longer time horizon.

There were no other changes to the Company’s accounting policies during the nine months ended September 30, 2016. See Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 3, 2016, for a description of the Company’s significant accounting policies.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU No. 2015-03).  The new guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU No. 2015-03 effective January 1, 2016. Adoption of the guidance resulted in the reclassification of unamortized debt issuance costs of $12.7 million and $13.0 million as of September 30, 2016 and December 31, 2015, respectively, from prepaid expenses and other current assets to a reduction of debt on the Company’s consolidated balance sheets.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU No. 2016-09), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The guidance is effective beginning in the first quarter of 2017, with early adoption permitted. The Company is currently evaluating the impact that the new guidance will have on the Company’s consolidated financial statements and related disclosures.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flow (Topic 230) (ASU No. 2016-15). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, and proceeds from the settlement of insurance claims, among others. The guidance is effective for financial statements issued for fiscal years beginning after December 31, 2017, and interim periods within those fiscal years. Early adoption is permitted, provided that all of the amendments are adopted in the same period, and must be applied using a retrospective transition method. Adoption of the guidance is not expected to have a material impact on the Company’s consolidated financial statements.

(3)Insurance Receivable and Impairment

In August 2016, Hanjin Shipping Co., Ltd. filed for court protection from its creditors. Based on prior experience, the Company believes that most of its containers will be recovered. The Company maintains insurance to cover the value of containers that are unlikely to be recovered from its customers, the cost to recover containers and up to 180 days of lost lease rental income. Accordingly, during the three months ended September 30, 2016, an impairment charge was recorded to write off containers with a  book value of $3.2 million, which the Company does not expect to recover. An insurance receivable of $1.4 million was recorded for $1.2 million of estimated proceeds for irrecoverable containers and $0.2 million of recovery costs recorded as a reduction to storage, handling and other expenses. The impairment, net of estimated insurance proceeds of $2.0 million, was recorded in depreciation expense in the consolidated statements of income for the three and nine months ended September 30, 2016. In addition, bad debt expense of $2.5 million was recorded in the consolidated statements of income for the three and nine months ended September 30, 2016, to fully reserve for the customer’s outstanding accounts receivable.

(4)Consolidation of Variable Interest Entities as a Non-Controlling Interest

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

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company currently enters into two types of container fund arrangements with investors which are reviewed under ASC Topic 810, Consolidation. These arrangements include container funds that the Company manages for investors and container funds that have entered into financing arrangements with investors. Several of the funds that the Company manages and funds under financing arrangements are Japanese container funds that were established under separate investment agreements allowed under Japanese commercial laws (see Note 14). Each of the funds is financed by unrelated Japanese third party investors.

Managed Container Funds

The fees earned by the Company for arranging, managing and establishing container funds are commensurate with the level of effort required to provide those services, and are at or above the same level of seniority as other operating liabilities of the funds that are incurred in the normal course of business. As such, the Company does not have a variable interest in the managed containers funds, and does not consolidate those funds. The Company recognizes gain on sale of containers to the unconsolidated funds as sales in the ordinary course of business. No container portfolios were sold to the Japanese funds in the three and nine months ended September 30, 2016 and 2015.

Collateralized Financing Obligations

As of September 30, 2016, the Company has transferred containers, with a total net book value of  $191.8 million at the time of transfer, to Japanese investor funds while concurrently entering into lease agreements for the same containers, under which the Company leases the containers back from the Japanese investors. In accordance with ASC Topic 840, Sale-Leaseback Transactions, the Company concluded these were financing transactions under which sale-leaseback accounting was not applicable.

The terms of the transactions with container funds under financing arrangements include options for the Company to purchase the containers from the funds at a fixed price. As a result of the residual interest resulting from the fixed price call option, the Company concluded that it may absorb a significant amount of the variability associated with the funds’ anticipated economic performance and, as a result, the Company has a variable interest in the funds. The funds are considered VIEs under ASC Topic 810, Consolidation, because, as lessee of the funds, the Company has the power to direct the activities that most significantly impact each entity’s economic performance, including the leasing and managing of containers owned by the funds. As the Company has the power to direct the activities that most significantly impact the economic performance of the VIEs and the variable interest provides the Company with the right to receive benefits from the entity that could potentially be significant to the funds, the Company determined that it is the primary beneficiary of these VIEs and included the VIEs’ assets and liabilities as of September 30, 2016, and December 31, 2015, and the results of the VIEs’ operations and cash flows for the three and nine months ended September 30, 2016 and 2015, in the Company’s consolidated financial statements.

The containers that were transferred to the Japanese investor funds had a net book value of $69.6 million as of September 30, 2016. The container equipment, together with $22.0 million of cash held by the investor funds, has been included on the Company’s consolidated balance sheets with the offsetting liability related to the funds presented in the debt section of the Company’s consolidated balance sheets as collateralized financing obligations of $91.6 million and term loans held by VIE of $5.8 million. See Note 9(e) and 9(f) for additional information. No gain or loss was recognized by the Company on the initial consolidation of the VIEs. Containers sold to the Japanese investor funds during the three months ended September 30, 2016 and 2015, had book values of $9.2 million and $6.8 million, respectively. Containers sold to the Japanese investor funds during the nine months ended September 30, 2016 and 2015, had book values of $26.1 million and $21.6 million, respectively.

(5)Acquisitions

During the nine months ended September 30, 2016, the Company completed the acquisitions of Challenger and Hybrid, for total consideration of $22.8 million, $6.0 million of which was contingent and based on their future performance. During the three months ended September 30, 2016, the Company decreased its estimate of the acquired companies’ future performance, and as a result reduced  the contingent consideration by $1.0 million. Expected future payments of $3.5 million and $1.5 million are recorded in Other long-term liabilities and Accrued expenses and Other current liabilities, respectively, in the Company’s consolidated balance sheet at September 30, 2016. The acquisitions were not material to the Company’s consolidated financial statements, either individually or in the aggregate. Accordingly, pro forma results of operations related to these business acquisitions during the nine months ended September 30, 2016 have not been presented. The Company has included the financial results of these business acquisitions in its consolidated financial statements from their respective date of acquisition.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the allocation of the total consideration transferred (in thousands):

Cash	$1,186
Accounts receivable	5,840
Property and equipment	145
Goodwill	12,674
Intangible assets	9,912
Other assets	276
Total assets	30,033

Accounts payable	4,437
Deferred tax liability	2,184
Other liabilities	605
Total liabilities	7,226

Purchase price	$22,807

Adjustments to record the assets acquired and liabilities assumed at fair value include the recognition of $9.9 million of intangible assets as follows:

	Amount	Estimated Life
Tradenames	$1,188	5 years
Customer relationships	8,724	8 years

(6)Rental Equipment

The following table provides a summary of the Company’s rental equipment (in thousands):

	September 30,	December 31,
	2016	2015
Dry containers	$1,348,207	$1,392,825
Refrigerated containers	327,116	308,374
Other specialized equipment	164,212	152,310
Railcars	352,920	244,512
	2,192,455	2,098,021
Accumulated depreciation	(406,081)	(349,810)
Rental equipment, net of accumulated depreciation	$1,786,374	$1,748,211

(7)Net Investment in Direct Finance Leases

The following table represents the components of the Company’s net investment in direct finance leases (in thousands):

	September 30,	December 31,
	2016	2015
Gross finance lease receivables (1)	$121,103	$124,747
Unearned income (2)	(20,269)	(21,379)
Net investment in direct finance leases	$100,834	$103,368

(1)

At the inception of the lease, the Company records the total minimum lease payments, executory costs, if any, and unguaranteed residual value as gross finance lease receivables. The gross finance lease receivables are reduced as customer payments are received.  There was no unguaranteed residual value at September 30, 2016 and December 31, 2015 included in gross finance lease receivables. There were no executory costs included in gross finance lease receivables as of September 30, 2016 and December 31, 2015.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2)

The difference between the gross finance lease receivables and the cost of the equipment or carrying amount at the lease inception is recorded as unearned income. Unearned income, together with initial direct costs, are amortized to income over the lease term so as to produce a constant periodic rate of return. There were no unamortized initial direct costs as of September 30, 2016 and December 31, 2015.

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

Tier 3— Customers in this category exhibit volatility in payments on a regular basis.

Based on the above categories, the Company's gross finance lease receivables were as follows (in thousands):

	September 30,	December 31,
	2016	2015
Tier 1	$76,535	$86,981
Tier 2	44,568	37,766
Tier 3	-	-
	$121,103	$124,747

Contractual maturities of the Company's gross finance lease receivables subsequent to and as of September 30, 2016 for the years ending September 30 were as follows (in thousands):

2017	$39,070
2018	30,819
2019	20,222
2020	11,697
2021	9,594
2022 and thereafter	9,701
$121,103

(8)Intangible Assets

The Company amortizes intangible assets on a straight line basis over their estimated useful lives as follows:

Trademarks and tradenames	1-10 years
Customer relationships	8 years

Total amortization expense was $0.4 million and less than $0.1 million for the three months ended September 30, 2016 and 2015, respectively, and $0.7  million and $0.2 million for the nine months ended September 30, 2016 and 2015, respectively.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Intangible assets as of September 30, 2016 and December 31, 2015 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2016
Trademarks and tradenames	$3,028	$(1,470)	$1,558
Customer relationships	9,344	(449)	8,895
	$12,372	$(1,919)	$10,453
December 31, 2015
Trademarks and tradenames	$1,840	$(1,218)	$622
Customer relationships	620	(19)	601
	$2,460	$(1,237)	$1,223

As of September 30, 2016,  estimated future amortization expenses are as follows (in thousands):

2017	$1,519
2018	1,519
2019	1,519
2020	1,517
2021	1,318
2022 and thereafter	3,061
$10,453

(9)  Debt

Details of the Company’s debt as of September 30, 2016 and December 31, 2015 were as follows (dollars in thousands):

		September 30, 2016			December 31, 2015
		Outstanding		Average	Outstanding		Average
Reference		Current	Long-term	Interest	Current	Long-term	Interest	Maturity

(a)(i)	Revolving credit facility	$4,500	$504,000	2.3%	$8,500	$488,000	1.8%	March 2020
(a)(ii)	Revolving credit facility - Rail	-	202,500	2.0%	34,500	126,000	1.9%	October 2020
(b)(i)	Term loan	1,800	22,350	2.6%	1,800	23,700	2.3%	April 2018
(b)(ii)	Term loan	9,000	123,000	2.2%	9,000	129,750	2.2%	October 2019
(b)(iii)	Term loan	7,000	91,250	2.4%	9,940	99,440	1.9%	June 2021
(b)(iv)	Term loan	1,148	18,016	3.4%	1,119	18,881	3.4%	December 2020
(b)(v)	Term loan	2,681	47,050	3.6%	-	-	-	August 2021
(c)	Senior secured notes	6,110	64,995	4.9%	7,175	71,105	4.9%	September 2022
(d)	Asset backed notes	40,000	212,875	3.4%	40,000	242,875	3.4%	March 2028
(e)	Collateralized financing obligations	29,227	62,349	1.0%	58,553	53,697	0.7%	June 2019
(f)	Term loans held by VIE	1,829	3,998	2.7%	1,829	5,748	2.6%	June 2019
		103,295	1,352,383		172,416	1,259,196
	Debt issuance costs	(3,544)	(9,107)		(2,820)	(10,139)
	Total Debt	$99,751	$1,343,276		$169,596	$1,249,057

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

As of September 30, 2016, the maximum commitment under the revolving credit facility was $775.0 million. The revolving credit facility may be increased up to a maximum of $960.0 million, in accordance with the terms of the agreement, so long as no default or event of default exists either before or immediately after giving effect to the increase. There is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The revolving credit facility provides that swing line loans (short-term borrowings of up to $25.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $30.0 million in the aggregate) will be available to the Company. These credit commitments are part of, and not in addition to, the total commitment provided under the revolving credit facility. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the revolving credit agreement. Interest rates are based on LIBOR for Eurodollar loans and Base Rate for Base Rate loans. In addition to various financial and other covenants, the Company’s revolving credit facility also includes certain restrictions on the Company’s ability to incur other indebtedness or pay dividends to stockholders. As of September 30, 2016, the Company was in compliance with the terms of the revolving credit facility.

As of September 30, 2016, the Company had $266.4 million in availability under the revolving credit facility (net of $0.1 million in letters of credit) subject to its ability to meet the collateral requirements under the agreement governing the facility. Based on the borrowing base and collateral requirements at September 30, 2016, the borrowing availability under the revolving credit facility was $74.9 million, assuming no additional contribution of assets. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

The Company’s revolving credit facility, including any amounts drawn on the facility, is secured by substantially all of the assets of the Company (not otherwise used as security for its other credit facilities) including equipment owned by the Company, which had a net book value of $704.9 million as of September 30, 2016, the underlying leases and the Company’s interest in any money received under such contracts.

(ii) On October 22, 2015, the Company and CAI Rail Inc. (CAI Rail), a wholly-owned subsidiary of the Company, entered into the Second Amended and Restated Revolving Credit Agreement with a consortium of banks, pursuant to which the prior revolving credit facility was amended to extend the maturity date to October 22, 2020, reduce the interest rate, increase the commitment level from $250.0 million to $500.0 million, which may be increased up to a maximum of $700.0 million subject to certain conditions, and revise certain of the covenants and restrictions under the prior facility to provide the Company with additional flexibility. As of September 30, 2016, the maximum credit commitment under the revolving credit facility was $500.0 million.

Borrowings under this revolving credit facility bear interest at a variable rate. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the revolving credit agreement.  Interest rates are based on LIBOR for Eurodollar loans and Base Rate for Base Rate loans.

As of September 30, 2016, CAI Rail had  $297.5 million in availability under the revolving credit facility, subject to its ability to meet the collateral requirements under the agreement governing the facility. Based on the borrowing base and collateral requirements at September 30, 2016, the borrowing availability under the revolving credit facility was $2.0  million, assuming no additional contribution of assets. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

The agreement governing CAI Rail’s revolving credit facility contains various financial and other covenants. As of September 30, 2016, CAI Rail was in compliance with the terms of the revolving credit facility. CAI Rail’s revolving credit facility, including any amounts drawn on the facility, is secured by all of the assets of CAI Rail, which had a net book value of  $254.5 million as of September 30, 2016, and is guaranteed by the Company.

(iii) On September 23, 2016, the Company and CAI International GmbH, a wholly-owned subsidiary of the Company, entered into a Revolving Credit Agreement with a financial institution to finance the acquisition of rental equipment. As of September 30, 2016, the maximum credit commitment under the revolving credit facility was EUR 25.0 million. Borrowings under this revolving credit facility bear interest at a variable rate. Interest rates are based on EURIBOR. As of September 30, 2016, the Company had not drawn on the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default. The revolving credit facility matures in September 2020.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(b)Term Loans

Term loans consist of the following:

(i)  On March 22, 2013, the Company entered into a $30.0 million five-year term loan agreement with Development Bank of Japan (DBJ). The loan is payable in 19 quarterly installments of $0.5 million starting July 31, 2013 and a final payment of $21.5 million on April 30, 2018. The loan bears interest at a variable rate based on LIBOR. As of September 30, 2016, the loan had a balance of  $24.2 million.

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

On March 28, 2013, the term loan was amended which reduced the principal balance of the loan from $249.4 million to $125.0 million through payment of $124.4 million from the proceeds of the $229.0 million fixed-rate asset-backed notes issued by the Company’s indirect wholly-owned subsidiary, CAL Funding II Limited (see Note 9(d) below).

On October 1, 2014, the Company entered into an amended and restated term loan agreement, pursuant to which the prior loan agreement was refinanced. The amended and restated term loan agreement, which contains similar terms to the prior loan agreement, was amended to, among other things: (a) reduce borrowing rates from LIBOR plus 2.25% to LIBOR plus 1.6% (per annum) for Eurodollar loans, (b) increase the loan commitment from $115.0 million to $150.0 million, (c) extend the maturity date to October 1, 2019, and (d) revise certain of the covenants and restrictions under the prior loan agreement to provide the Company with additional flexibility. As of September 30, 2016, the term loan had a balance of  $132.0  million.

(iii) On April 11, 2012, the Company entered into a term loan agreement with a consortium of banks. The agreement, as amended, provided for a five-year term loan of up to $142.0 million, subject to certain borrowing conditions, which amount is secured by certain assets of the Company.

On June 30, 2016, the Company entered into an amended and restated term loan agreement, pursuant to which the prior loan agreement was refinanced. The amended and restated term loan agreement, which contains similar terms to the prior loan agreement, was amended to, among other things: (a) provide the Company with the ability to increase the commitments under the facility to a maximum of $100.0 million, subject to certain conditions, (2) extend the maturity date to June 30, 2021, and (c) revise certain of the covenants and restrictions under the prior agreement to provide the Company with additional flexibility. The term loan’s outstanding principal is amortized quarterly, with quarterly payments equal to 1.75% multiplied by the original outstanding principal. The amended and restated term loan agreement bears a variable interest rate based on LIBOR for Eurodollar loans, and Base Rate for base rate loans. As of September 30, 2016, the loan had a balance of $98.3 million.

(iv) On December 22, 2015, the Company and CAI Rail entered into a $20.0 million five-year term loan agreement with a financial institution. The term loan’s outstanding principal bears interest at a fixed rate of 3.4% per annum and is amortized quarterly. Any unpaid principal and interest is due and payable on December 22, 2020. The proceeds from the term loan were primarily used to repay outstanding amounts under CAI Rail’s revolving credit facility. As of September 30, 2016, the loan had a balance of  $19.2  million.

(v) On August 30, 2016, CAI Rail entered into a term loan agreement of up to $100.0 million with a consortium of banks for the acquisition of railcars, subject to certain borrowing conditions, which is secured by certain railcars and other assets of CAI Rail. The loan agreement is an amortizing facility with a term of five years. Borrowings under the loan bear interest at a fixed rate as specified in the applicable term note entered into at the time a draw is made under the loan agreement. Principal and interest on the borrowings are payable monthly during the five-year term of the note. At closing of the loan agreement, CAI Rail made a draw of $50.0 million on the facility at a fixed interest rate of 3.6% per annum. Any unpaid principal and interest is due on August 30, 2021. As of September 30, 2016, the loan had a balance of $49.7 million.

The Company’s term loans are secured by rental equipment owned by the Company, which had a net book value of $383.1 million as of September 30, 2016.

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

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Notes bear interest at 4.9% per annum, due and payable semiannually on March 13 and September 13 of each year, commencing on March 13, 2013. In addition, CAL is required to make certain principal payments on March 13 and September 13 of each year, commencing on March 13, 2013. Any unpaid principal and interest is due and payable on September 13, 2022. The Note Purchase Agreement provides that CAL may prepay at any time all or any part of the Notes in an amount not less than 10% of the aggregate principal amount of the Notes then outstanding. As of September 30, 2016, the Notes had a balance of  $71.1 million.

The Notes are secured by certain rental equipment owned by the Company, which had a net book value of $95.8 million as of September 30, 2016.

(d)Asset-Backed Notes

On October 18, 2012, CAL Funding II Limited (CAL II), a wholly-owned indirect subsidiary of CAI, issued $171.0 million of 3.47% fixed rate asset-backed notes (Series 2012-1 Asset-Backed Notes).  Principal and interest on the Series 2012-1 Asset-Backed Notes is payable monthly commencing on November 26, 2012, and the Series 2012-1 Asset-Backed Notes mature in October 2027.  The proceeds from the Series 2012-1 Asset-Backed Notes were used to repay part of the Company’s borrowings under its senior revolving credit facility. As of September 30, 2016, the Series 2012-1 Asset-Backed Notes had a balance of $104.0 million.

On March 28, 2013, CAL II issued $229.0 million of 3.35% fixed rate asset-backed notes (Series 2013-1 Asset-Backed Notes). Principal and interest on the Series 2013-1 Asset-Backed Notes is payable monthly commencing on April 25, 2013, and the Series 2013-1 Asset-Backed Notes mature in March 2028. The proceeds from the Series 2013-1 Asset-Backed Notes were used partly to reduce the balance of the Company’s term loan as described in Note 9 (b)(ii) above, and to partially pay down the Company’s senior revolving credit facility. The Series 2013-1 Asset-Backed Notes had a balance of $148.9 million as of September 30, 2016.

The Company’s asset-backed notes are secured by certain rental equipment owned by the Company, which had a net book value of $333.7 million as of September 30, 2016.

The agreements under each of the asset-backed notes described above require the Company to maintain a restricted cash account to cover payment of the obligations. As of September 30, 2016, the restricted cash account had a balance of $6.4  million.

(e)Collateralized Financing Obligations

As of September 30, 2016, the Company had collateralized financing obligations of $91.6 million (see Note 4). The obligations had an average interest rate of 1.0% as of September 30, 2016 with maturity dates between November 2016 and September 2019. The debt is secured by a pool of containers covered under the financing arrangements.

(f)Term Loans Held by VIE

On June 25, 2014, one of the Japanese investor funds that is consolidated by the Company as a VIE (see Note 4) entered into a term loan agreement with a bank. Under the terms of the agreement, the Japanese investor fund entered into two loans; a five-year, amortizing loan of $9.2 million at a fixed interest rate of 2.7%, and a five-year, non-amortizing loan of $1.6 million at a variable interest rate based on LIBOR. The debt is secured by assets of the Japanese investor fund, and is subject to certain borrowing conditions set out in the loan agreement. As of September 30, 2016, the term loans held by the Japanese investor fund totaled $5.8 million and had an average interest rate of  2.7%.

The Company’s term loans held by VIE are secured by rental equipment owned by the Japanese investor fund, which had a net book value of $13.9 million as of September 30, 2016.

The agreements relating to all of the Company’s debt contain various financial and other covenants. As of September 30, 2016, the Company was in compliance with all of its debt covenants.

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

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the Company’s stock option activities for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016		2015
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Options outstanding at January 1	1,189,255	$18.08	1,420,749	$15.67
Options granted	245,000	$7.87	183,000	$21.72
Options exercised	-	$-	(414,494)	$11.45
Options forfeited/cancelled	(6,000)	$21.99	-	$-
Options outstanding at September 30	1,428,255	$16.31	1,189,255	$18.08
Options exercisable	1,033,518	$17.47	884,817	$16.76
Weighted average remaining term	4.7 years		5.1 years

The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2015 was $4.9  million. The aggregate intrinsic value of all options outstanding as of September 30, 2016  was $0.7 million based on the closing price of the Company’s common stock of $8.27 per share on September 30, 2016, the last trading day of the quarter.

The Company recorded stock-based compensation expense of $0.3 million and $0.4 million for the three months ended September 30, 2016 and 2015,  respectively, and $1.0 million and $1.2 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, the remaining unamortized stock-based compensation cost relating to stock options granted to the Company’s employees and independent directors was approximately $2.3 million which is to be recognized over the remaining weighted average vesting period of approximately 2.5 years.

The fair value of stock options granted to the Company’s employees and independent directors was estimated using the Black-Scholes-Merton pricing model using the following weighted average assumptions:

	Nine Months Ended
	September 30,
	2016	2015
Stock price	$7.87	$21.72
Exercise price	$7.87	$21.72

Expected term (years)	5.5 - 6.25	5.5 - 6.25
Expected volatility	45.4% - 46.7%	39.5% - 41.8%
Risk-free interest rate	1.30% - 1.40%	1.85% - 2.00%
Dividend yield	- %	- %

The expected option term is calculated using the simplified method in accordance with SEC guidance. The expected volatility was derived from the average volatility of the Company’s stock over a period approximating the expected term of the options. The risk-free rate is based on the daily U.S. Treasury yield curve with a term approximating the expected term of the options. No forfeiture rate was estimated on all options granted during the nine months ended September 30, 2016 and 2015, as management believes that none of the grantees will leave the Company within the option vesting period.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted Stock

The Company grants restricted stock to certain employees pursuant to the Plan. The restricted stock is valued based on the closing price of the Company’s stock on the date of grant and has a vesting period of four years. The following table summarizes the activity of restricted stock under the Plan:

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Restricted stock outstanding, December 31, 2015	48,025	$22.70
Restricted stock granted	34,500	$7.87
Restricted stock vested	(13,955)	$23.52
Restricted stock forfeited	(2,344)	$21.96
Restricted stock outstanding, September 30, 2016	66,226	$14.83

The Company recognized $0.1  million of stock-based compensation expense relating to restricted stock for both the three months ended September 30, 2016 and 2015, and $0.3 million for both the nine months ended September 30, 2016 and 2015. As of September 30, 2016, unamortized stock-based compensation expense relating to restricted stock was $0.8 million, which will be recognized over the remaining average vesting period of 2.4 years.

Stock-based compensation expense is recorded as a component of administrative expenses in the Company’s consolidated statements of income with a corresponding credit to additional paid-in capital in the Company’s consolidated balance sheets.

(11)Income Taxes

The consolidated income tax expense for the three and nine months ended September 30, 2016 and 2015, was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2016 and 2015, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to foreign income taxes, state income taxes and the effect of certain permanent differences.

The Company’s estimated full year effective tax rate, before certain non-recurring discrete items, was  37.1%  at  September 30, 2016, compared to 8.8% at September 30, 2015. The higher estimated full year effective tax rate at September 30, 2016 was due to the increase in the proportion of the railcar fleet’s pretax income, combined with a decrease of pretax income in lower tax jurisdictions that has led to a corresponding increase in the proportion of pretax income generated in higher tax jurisdictions. Income tax expense was also impacted by the Company’s determination that foreign tax credits arising from the sale of a subsidiary could not be utilized, resulting in a non-cash tax charge of $1.4 million during the three months ended September 30, 2016.

The Company accounts for uncertain tax positions based on an evaluation as to whether it is more likely than not that a position will be sustained on audit, including resolution of any related appeals or litigation processes. This evaluation is based on all available evidence and assumes that the appropriate tax authorities have full knowledge of all relevant information concerning the tax position. Once it has been determined that a tax position is more likely than not to be sustained on its technical merits, the tax benefit recognized is based on the largest amount that is greater than 50% likely of being realized upon ultimate settlement. As of September 30, 2016, the Company had unrecognized tax benefits of $0.2 million, which if recognized, would reduce the Company’s effective tax rate. Total accrued interest relating to unrecognized tax benefits was less than $0.1 million as of September 30, 2016. The Company does not believe the total amount of unrecognized tax benefits as of September 30, 2016 will change for the remainder of 2016.

(12)Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s senior secured notes of $71.1 million, asset-backed notes of $252.9 million, and collateralized financing obligations of $91.6 million as of September 30, 2016 were estimated to have a fair value of approximately $72.3 million, $244.7 million, and $90.5 million, respectively, based on the fair value of estimated future payments calculated using prevailing interest rates. The fair value of these financial instruments would be categorized as Level 3 in the fair value hierarchy. Management believes that the balances of the Company’s revolving credit facilities of $711.0 million, term loans totaling $323.3 million, term loans held by VIE of $5.8 million, net investment in direct finance leases of $100.8 and liabilities relating to the expected future payments for its acquisitions (see Note 5) of $5.0 million approximate their fair values as of September 30, 2016. The fair value of these financial instruments would be categorized as Level 3 in the fair value hierarchy.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(13)Commitments and Contingencies

In addition to its debt obligations described in Note 9 above, the Company had commitments to purchase approximately $204.7 million of rental equipment as of September 30, 2016; $159.2 million in the twelve months ending September 30, 2017, $32.1 million in the twelve months ending September 30, 2018, and $13.4 million in the twelve months ending September 30, 2019. The Company also utilizes certain office facilities and equipment under long-term non-cancellable operating lease agreements with total future minimum lease payments of approximately $2.3 million as of September 30, 2016.

On October 21, 2016, the Company entered into an amendment to its multi-year rail car order dated June 29, 2015, by which it modified the types of railcars yet to be delivered as of the effective date of the amendment, reduced the overall baseline pricing and revised the amounts and delivery dates for various car types. These changes are estimated to reduce the commitments noted above by approximately $10.0 million.

(14)Related Party Transactions

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

As described in Note 4, the Japanese managed container funds and financing arrangements are considered VIEs. However, with the exception of the financing arrangements described in Note 3, the Company does not consider its interest in the managed Japanese container funds to be a variable interest. As such, the Company did not consolidate the assets and liabilities, results of operations or cash flows of these funds in its consolidated financial statements.

As described in Note 4, the Company has included in its consolidated financial statements, the assets and liabilities, results of operations, and cash flows of the financing arrangements, in accordance with ASC Topic 810, Consolidation.

(15)Segment and Geographic Information

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

The following tables show condensed segment information for the three and nine months ended September 30, 2016 and 2015, reconciled to the Company’s net income before income taxes and non-controlling interest as shown in its consolidated statements of income for such periods (in thousands):

	Three Months Ended September 30, 2016
	Container Leasing	Rail Leasing	Logistics	Total
Total revenue	$49,661	$7,614	$21,197	$78,472
Total operating expenses	45,184	4,367	21,559	71,110
Operating income (loss)	4,477	3,247	(362)	7,362
Total other expenses	9,123	1,827	1	10,951
Net (loss) income before income taxes and
non-controlling interest	$(4,646)	$1,420	$(363)	$(3,589)
Goodwill	$-	$-	$15,579	$15,579
Total assets	$1,643,929	$343,214	$40,059	$2,027,202
Purchase of rental equipment (1)	$19,730	$20,613	$-	$40,343

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended September 30, 2015
	Container Leasing	Rail Leasing	Logistics	Total
Total revenue	$55,609	$5,102	$5,406	$66,117
Total operating expenses	35,554	1,589	5,718	42,861
Operating income (loss)	20,055	3,513	(312)	23,256
Total other expenses	8,114	855	-	8,969
Net income (loss) before income taxes and
non-controlling interest	$11,941	$2,658	$(312)	$14,287
Goodwill	$-	$-	$2,905	$2,905
Total assets	$1,788,760	$180,322	$7,510	$1,976,592
Purchase of rental equipment (1)	$48,575	$19,135	$-	$67,710

	Nine Months Ended September 30, 2016
	Container Leasing	Rail Leasing	Logistics	Total
Total revenue	$152,875	$22,462	$41,743	$217,080
Total operating expenses	121,519	12,363	42,522	176,404
Operating income (loss)	31,356	10,099	(779)	40,676
Total other expenses	27,072	4,738	1	31,811
Net income (loss) before income taxes and
non-controlling interest	$4,284	$5,361	$(780)	$8,865
Purchase of rental equipment (1)	$68,183	$102,399	$-	$170,582

	Nine Months Ended September 30, 2015
	Container Leasing	Rail Leasing	Logistics	Total
Total revenue	$166,731	$11,770	$5,474	$183,975
Total operating expenses	101,556	6,040	6,339	113,935
Operating income (loss)	65,175	5,730	(865)	70,040
Total other expenses	24,817	2,030	6	26,853
Net income (loss) before income taxes and
non-controlling interest	$40,358	$3,700	$(871)	$43,187
Purchase of rental equipment (1)	$203,378	$101,210	$-	$304,588

(1)  Represents cash disbursements for purchasing of rental equipment as reflected in the consolidated statements of cash flows for the periods indicated.

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

The Company’s railcars, with a net book value of $336.3 million as of September 30, 2016, are used primarily to transport cargo within North America.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table represents the geographic allocation of revenue for the periods indicated based on customers’ primary domicile (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
United States	$35,290	$15,726	$82,444	$27,184
France	6,389	6,436	19,417	19,430
Japan	4,809	6,119	15,250	19,079
Switzerland	4,382	4,887	13,536	14,100
Korea	3,235	4,449	10,102	13,886
Other Asia	12,663	15,665	40,225	51,714
Other Europe	8,812	9,447	26,915	27,527
Other International	2,892	3,388	9,191	11,055
Total revenue	$78,472	$66,117	$217,080	$183,975

(16)Earnings Per Share

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

The following table sets forth the reconciliation of basic and diluted net income per share for the three and nine months ended September 30, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator
Net (loss) income attributable to CAI common stockholders used
in the calculation of basic and diluted (loss) earnings per share	$(5,415)	$12,989	$5,508	$39,420
Denominator
Weighted-average shares used in the calculation of basic (loss)
earnings per share	19,130	20,920	19,427	20,973
Effect of dilutive securities:
Stock options and restricted stock	-	139	71	263
Weighted-average shares used in the calculation of diluted (loss)
earnings per share	19,130	21,059	19,498	21,236

Net (loss) income per share attributable to CAI common stockholders:
Basic	$(0.28)	$0.62	$0.28	$1.88
Diluted	$(0.28)	$0.62	$0.28	$1.86

The calculation of diluted earnings per share for the three months ended September 30, 2016 and 2015, excluded from the denominator 1,231,455 and 972,992 shares, respectively, of common stock options because their effect would have been anti-dilutive. The calculation of diluted earnings per share for the nine months ended September 30, 2016 and 2015, excluded from the denominator 1,103,495 and 670,850 shares, respectively, of common stock option because their effect would have been anti-dilutive.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 3, 2016.  In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those contained in or implied by any forward-looking statements.  The financial information included in this discussion and in our consolidated financial statements may not be indicative of our consolidated financial position, operating results, changes in equity and cash flows in the future. See “Special Note Regarding Forward-Looking Statements” included earlier in this report.

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

In June 2016, we purchased Hybrid Logistics, Inc. and its affiliate, General Transportation Services, Inc. (collectively, Hybrid), asset light truck brokers, for approximately $12.0 million. Hybrid headquartered in Portland, Oregon.

The following tables show the composition of our fleet as of September 30, 2016 and 2015 and our average utilization for the three and nine months ended September 30, 2016 and 2015:

	As of September 30,
	2016	2015
Owned container fleet in TEUs	941,345	981,783
Managed container fleet in TEUs	174,162	206,957
Total container fleet in TEUs	1,115,507	1,188,740

Owned container fleet in CEUs	1,010,083	1,026,395
Managed container fleet in CEUs	156,543	185,875
Total container fleet in CEUs	1,166,626	1,212,270

Owned railcar fleet in units	6,136	3,955

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Average container fleet utilization in CEUs	93.3%	92.0%	92.5%	92.9%
Average owned container fleet utilization in CEUs	94.0%	92.9%	93.2%	93.8%
Average railcar fleet utilization	96.2%	97.4%	96.0%	95.5%

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

On August 31, 2016, Hanjin Shipping Co., Ltd. (Hanjin), the world’s 7th largest container shipping line, announced that it had filed for court protection in South Korea from its creditors. A receiver was appointed on September 1, 2016.

At the time of default, we had approximately 15,000 owned containers on lease to Hanjin representing $40 million of equipment exposure based on net book value, or approximately 2% of our rental revenue assets. We maintain insolvency insurance that covers the value of unreturned containers, damage to recovered containers, recovery costs, legal expenses, and the loss of post-bankruptcy income for a period from the default date to the earlier of the return of the equipment or six months.

Our insolvency insurance has a $2.0 million deductible. Based on the level of exposure to Hanjin and recovery expectations,  we expect our insurance policy limits will be adequate to cover any potential losses in excess of the $2.0 million deductible. The losses related to the deductible were expensed during the three months ended September 30, 2016 and additional expenses are expected to be offset by the insurance policy. Since the default, we have recovered, or cleared for redelivery, approximately 44% of containers on lease to Hanjin and expect the vast majority of the containers to be recovered. The containers on lease to Hanjin were manufactured for us, and are in our color, with our logo and marking, which should assist with recovery and re-leasing efforts.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The following table summarizes our operating results for the three months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended
	September 30,		Increase/(Decrease)
	2016	2015	Amount	Percent
Total revenue	$78,472	$66,117	$12,355	19%
Operating expenses	71,110	42,861	28,249	66
Total other expenses	10,951	8,969	1,982	22
Net (loss) income attributable to CAI common stockholders	(5,415)	12,989	(18,404)	(142)

Total revenue for the three months ended September 30, 2016 increased $12.4 million, or 19%, compared to the three months ended September 30, 2015, due to a $2.5 million, or 49%, increase in rail lease income and a  $15.8 million, or 292%, increase in logistics revenue, partially offset by a $5.5 million, or 10%, decrease in container lease income and a $0.4 million, or 49%, decrease in management fee revenue. Operating expenses for the three months ended September 30, 2016 increased $28.2 million, or 66%, compared to the three months ended September 30, 2015, as a result of a $7.2 million, or 32%, increase in depreciation expense, a $0.7 million, or 8%, increase in storage, handling and other expenses, a $13.2 million, or 275%, increase in logistics transportation costs, a $3.4 million, or 4,715%, increase in loss on sale of used rental equipment and a $3.8 million, or 51%, increase in administrative expenses. Total other expenses, primarily net interest expense, for the three months ended September 30, 2016 increased $2.0 million, or 22%, compared with the same three-month period in 2015. The increase in revenue was offset by the increase in operating expenses, and resulted in an  $18.4 million, or 142%, decrease in net income attributable to CAI common stockholders for the three months ended September 30, 2016 compared to the same three-month period in 2015.

Revenue. The following discussion explains the significant changes in the composition of our total revenue for the three months ended September 30, 2016 compared to the three months ended September 30, 2015:

Container Lease Income. Container lease income decreased $5.5 million, or 10%, to $49.2 million for the three months ended September 30, 2016, from $54.7 million for the three months ended September 30, 2015.  While the average number of CEUs of on-lease owned containers remained relatively consistent between the two periods, there was a decrease of $4.2 million in rental revenue resulting from an 8% decrease in average owned container per diem rental rates and a decrease of $1.8 million reflecting lost revenue related to Hanjin during the three months ended September 30, 2016. The reduction in average container per diem rental rates has been caused by competitive market pressure, as well as our investment in used containers through sale and leaseback transactions. Used containers are purchased at a lower price, and command a lower per diem rental rate, than new containers. Approximately 9% of our investment in containers during the last twelve months was in used containers.

New container prices have declined in recent periods, primarily due to a drop in steel prices, leading to decreases in container per diem rates. Demand for new containers has also softened, primarily due to economic conditions in China, resulting in a decline in container rental revenue that may continue in future periods. As a result of current conditions in the container market and our diversification strategy, we are investing more heavily in railcars and expect our revenues in this business to grow in future periods.

Rail Lease Income. Rail lease income increased $2.5 million, or 49%, to $7.6 million for the three months ended September 30, 2016 from $5.1 million for the three months ended September 30, 2015, primarily as a result of a 54% increase in the average size of our on-lease railcar fleet during the last twelve months. The average lease income per railcar has also increased as new railcars, which command higher per diem rental rates than used railcars, now form a larger percentage of the fleet.

Logistics Revenue. Logistics revenue increased $15.8 million, or 292%, to $21.2 million for the three month ended September 30, 2016 from $5.4 million for the three months ended September 30, 2015. The increase was mainly attributable to the acquisition of Challenger in February 2016 and Hybrid in June 2016.

Management Fee Revenue. Management fee revenue decreased $0.4 million, or 49%, to $0.5 million for the three months ended September 30, 2016 from $0.9 million for the three months ended September 30, 2015, primarily due to a  21% reduction in the size of the on-lease managed container fleet as a result of our purchase of previously managed container portfolios, and a decrease of 17% in average per diem rates in our managed fleet for the three months ended September 30, 2016, compared to the three months ended September 30, 2015.

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

Expenses.  The following discussion explains the significant changes in expenses for the three months ended September 30, 2016 compared to the three months ended September 30, 2015:

Depreciation of Rental Equipment. Depreciation of rental equipment increased by $7.2 million, or  32%, to $29.9 million for the three months ended September 30, 2016, from $22.7 million for the three months ended September 30, 2015. This increase was attributable to an increase of $3.4 million as a result of a decrease in our estimate of residual value for 40-foot high cube dry van containers (see Critical Accounting Policies and Estimates), a $2.0 million impairment charge, net of insurance recoveries, related to estimated irrecoverable equipment on lease to Hanjin, an increase of $1.0 million in depreciation in CAI Rail, reflecting the increase in size of our railcar fleet over the past twelve months, and a $0.9 million impairment charge recorded during the quarter for certain off-lease damaged containers that we intend to sell.

Storage, Handling and Other Expenses. Storage, handling and other expenses increased by $0.7 million, or 8%, to $8.8 million for the three months ended September 30, 2016, from $8.1 million for the three months ended September 30, 2015. The increase was primarily attributable to a $0.2 million increase in storage costs caused by the average volume of off-lease and for sale owned container equipment increasing by 9%  compared to the prior year. In addition, repair costs in the railcar business increased by $0.3 million as a result of the increase in the size of the rail fleet.

Logistics Transportation Costs.  Logistics transportation costs increased by $13.2 million, or 275%, to $18.0 million for the three months ended September 30, 2016, from $4.8 million for the three months ended September 30, 2015. The increase was mainly attributable to the acquisition of Challenger in February 2016 and Hybrid in June 2016.

Loss on Sale of Used Rental Equipment. We incurred a loss on the sale of used rental equipment of $3.3 million during the three months ended September 30, 2016, compared to a gain of $0.1 million for the three months ended September 30, 2015.  While we sold approximately 52% more used containers compared to prior year, there was a reduction of 28%  in the average sale price per unit, reflecting the decline in new equipment prices during the past year, and a reduction of 90% in the average margin per unit. The loss on sale has also been impacted by the strengthening of the dollar compared to other currencies, particularly the Euro.

Administrative Expenses. Administrative expenses increased by $3.8 million, or 51%, to $11.1 million for the three months ended September 30, 2016, from $7.3 million for the three months ended September 30, 2015. The increase was primarily a result of $2.8 million of administrative expenses incurred by our newly acquired logistics businesses and $2.5 million bad debt expense incurred during the period related to Hanjin, partially offset by a $1.0 million credit related to an adjustment to our estimated contingent consideration related to our acquisitions.

Net Interest Expense. Net interest expense increased by $1.9 million, or 21%, to $10.9 million for the three months ended September 30, 2016, from $9.0 million for the three months ended September 30, 2015. The increase in net interest expense was due primarily to a slight increase in our average loan principal balance as we continue to increase our borrowings to finance our acquisition of additional rental equipment, particularly in our rail business, and a slight increase in average interest rates.

Income Tax Expense. Income tax expense increased by $0.5  million, or 44%, to $1.8 million for the three months ended September 30, 2016, from $1.3 million for the three months ended September 30, 2015. The full year estimated effective tax rate at September 30, 2016, before certain non-recurring discrete items, was 37.1%, compared to 8.8% for the three months ended September 30, 2015.  The higher estimated full year effective tax rate at September 30, 2016 was due to the increase in the proportion of the railcar fleet’s pretax income, combined with a decrease of pretax income in lower tax jurisdictions that has led to a corresponding increase in the proportion of pretax income generated in higher tax jurisdictions. Income tax expense was also impacted by our determination that foreign tax credits arising from the sale of a subsidiary could not be utilized, resulting in a non-cash tax charge of $1.4 million during the three months ended September 30, 2016.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The following table summarizes our operating results for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Nine Months Ended
	September 30,		Increase/(Decrease)
	2016	2015	Amount	Percent
Total revenue	$217,080	$183,975	$33,105	18%
Operating expenses	176,404	113,935	62,469	55
Total other expenses	31,811	26,853	4,958	18
Net income attributable to CAI common stockholders	5,508	39,420	(33,912)	(86)

Total revenue for the nine months ended September 30, 2016 increased $33.1 million, or 18%, compared to the nine months ended September 30, 2015, due to a $10.7 million, or 91%, increase in rail lease income and a $36.3 million increase in logistics revenue, partially offset by a $13.0 million, or 8%, decrease in container lease income and a $0.9 million, or 35%, decrease in management fee revenue. Operating expenses for the nine months ended September 30, 2016, increased $62.5 million, or 55%, compared to the nine months ended September 30, 2015, as a result of an  $11.5 million, or 17%, increase in depreciation expense, a $5.3 million, or 24%, increase in storage, handling and other expenses, a $30.2 million increase in logistics transportation costs, an  $8.2 million increase in loss on sale of used rental equipment and a $7.2 million, or 33%, increase in administrative expenses. Total other expenses, primarily net interest expense, for the nine months ended September 30, 2016, increased $5.0 million, or 18%, compared with the same nine-month period in 2015. The increase in revenue was offset by the increase in operating expenses, and resulted in a $33.9 million, or 86%, decrease in net income attributable to CAI common stockholders for the nine months ended September 30, 2016, compared to the same nine-month period in 2015.

Revenue. The following discussion explains the significant changes in the composition of our total revenue for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015:

Container Lease Income. Container lease income decreased $13.0 million, or 8%, to $151.3 million for the nine months ended September 30, 2016, from $164.3 million for the nine months ended September 30, 2015. The decrease was primarily due to a $1.5 million decrease in rental revenue attributable to a 1% decrease in the average number of CEUs of owned containers on lease,  a  $9.4 million decrease in rental revenue resulting from a 6% decrease in average owned container per diem rental rates, and a decrease of $1.8 million reflecting lost revenue related to Hanjin during the nine months ended September 30, 2016. The reduction in average container per diem rental rates has been caused by competitive market pressure, as well as our investment in used containers through sale and leaseback transactions and the acquisition of container portfolios from our managed fleet. Used containers are purchased at a lower price, and command a lower per diem rental rate, than new containers. Approximately 9% of our investment in containers during the last twelve months was in used containers.

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

Rail Lease Income. Rail lease income increased $10.7 million, or 91%, to $22.5 million for the nine months ended September 30, 2016 from $11.8 million for the nine months ended September 30, 2015, primarily as a result of an 86% increase in the average size of our  on-lease railcar fleet during the last twelve months. The average lease income per railcar has also increased as new railcars, which command higher per diem rental rates than used railcars, now form a larger percentage of the fleet.

Logistics Revenue. Logistics revenue increased $36.3 million, or 663%, to $41.7 million for the nine months ended September 30, 2016 from $5.5 million for the nine months ended September 30, 2015, mainly attributable to the acquisition of Challenger in February 2016 and Hybrid in June 2016.

Management Fee Revenue. Management fee revenue decreased $0.9 million, or 35%, to $1.6 million for the nine months ended September 30, 2016, from $2.5 million for the nine months ended September 30, 2015, primarily due to a 23% reduction in the size of the on-lease managed container fleet as a result of our purchase of previously managed container portfolios, and a decrease of 17% in average per diem rates in our managed fleet for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, partially offset by a non-recurring charge of $0.8 million recorded during the quarter ended June 30, 2015, related to an adjustment of prior period management fees.

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

Expenses.  The following discussion explains the significant changes in expenses for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015:

Depreciation of Rental Equipment. Depreciation of rental equipment increased by $11.5 million, or 17%, to $77.4 million for the nine months ended September 30, 2016, from $65.9 million for the nine months ended September 30, 2015. This increase was attributable to an increase of $3.4 million as a result of a decrease in our estimate of residual value for 40-foot high cube dry van containers (see Critical Accounting Policies and Estimates), a $2.0 million impairment charge, net of insurance recoveries, related to estimated irrecoverable equipment on lease to Hanjin, an increase of $3.4 million in depreciation in CAI Rail, reflecting the increase in size of our railcar fleet over the past twelve months, and a $2.7 million impairment charge recorded during the period for certain off-lease damaged containers that we intend to sell.

Storage, Handling and Other Expenses. Storage, handling and other expenses increased by $5.3 million, or 24%, to $27.2 million for the nine months ended September 30, 2016, from $21.8 million for the nine months ended September 30, 2015. The increase was primarily attributable to a $4.2 million increase in storage costs caused by the average volume of off-lease and for sale owned container equipment increasing by 47%  compared to the prior year. In addition, repair costs in the railcar business increased by $0.8  million as a result of the increase in the size of the rail fleet.

Logistics Transportation Costs. Logistics transportation costs increased by $30.2 million, or 619%, to  $35.1 million for the nine months ended September 30, 2016, from $4.9 million for the nine months ended September 30, 2015, mainly attributable to the acquisition of Challenger in February 2016 and Hybrid and General Transportation in June 2016.

Loss (Gain) on Sale of Used Rental Equipment. We incurred a loss on the sale of used rental equipment of $8.0 million during the nine months ended September 30, 2016, compared to a gain of $0.2 million for the nine months ended September 30, 2015. While we sold approximately 44% more used containers compared to prior year, there was a reduction of 19%  in the average sale price per unit, reflecting the decline in new equipment prices during the past year, and a reduction of 2,435% in the average margin per unit. The loss on sale has also been impacted by the strengthening of the dollar compared to other currencies, particularly the Euro.

Administrative Expenses. Administrative expenses increased by $7.2 million, or 33%, to $28.8 million for the nine months ended September 30, 2016, from $21.5 million for the nine months ended September 30, 2015. The increase was primarily a result of $5.7 million of administrative expenses incurred by our newly acquired logistics businesses and $2.5 million bad debt expense incurred during the period related to Hanjin. There were also higher employee-related costs as a result of an increase in headcount, particularly in our rail and logistics businesses. These increases were partially offset by a $1.0 million credit related to an adjustment to our estimated contingent consideration related to our acquisitions.

Net Interest Expense. Net interest expense increased by $4.6 million, or 17%, to $31.4 million for the nine months ended September 30, 2016, from $26.8 million for the nine months ended September 30, 2015. The increase in net interest expense was due primarily to an increase in our average loan principal balance as we continue to increase our borrowings to finance our acquisition of additional rental equipment, particularly in our Rail business and a slight increase in average interest rates.

Other Expense. Other expense of $0.4 million for the nine months ended September 30, 2016 increased $0.3 million, or 568%, from expense of $0.1 million for the nine months ended September 30, 2015. The increase was attributable to a loss on foreign exchange of $0.4 million for the nine months ended September 30, 2016. Gains and losses on foreign currency primarily occur when foreign denominated financial assets and liabilities are either settled or re-measured in U.S. dollars. The loss on foreign exchange for the nine months ended September 30, 2016 was primarily the result of movements in the U.S. dollar exchange rate against the Euro.

Income Tax Expense. Income tax expense decreased by $0.4 million, or 10%, to $3.3 million for the nine months ended September 30, 2016, from $3.7 million for the nine months ended September 30, 2015. The full year estimated effective tax rate at September 30, 2016, before certain non-recurring discrete items, was 37.1%, compared to 8.8%  at September 30, 2015. The higher estimated full year effective tax rate at September 30, 2016, was due to the increase in the proportion of the railcar fleet’s pretax income, combined with a decrease of pretax income in lower tax jurisdictions that has led to a corresponding increase in the proportion of pretax income generated in higher tax jurisdictions. Income tax expense was also impacted by our determination that foreign tax credits arising from the sale of a subsidiary could not be utilized, resulting in a non-cash tax charge of $1.4 million during the three months ended September 30, 2016.

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

Revolving Credit Facilities

(i)  On March 15, 2013, we entered into the Third Amended and Restated Revolving Credit Agreement, as amended, with a consortium of banks to finance the acquisition of container rental equipment and for general working capital purposes. As of September 30, 2016, the maximum commitment under the revolving credit facility was $775.0 million, which may be increased to a maximum of $960.0 million under certain conditions described in the agreement. As of September 30, 2016, we had an outstanding balance of $508.5 million and availability of $266.4 million under the revolving credit facility (net of $0.1 million in letters of credit), subject to our ability to meet the collateral requirements under the agreement governing the facility. Based on the borrowing base and collateral requirements at September 30, 2016, the borrowing availability under the revolving credit facility was $74.9 million, assuming no additional contribution of assets. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

There is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The revolving credit facility provides that swing line loans (short-term borrowings of up to $25.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $30.0 million in the aggregate) will be available to us. These credit commitments are part of, and not in addition to, the maximum credit commitment. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar Rate loans as defined in the revolving credit facility. Interest rates are based on LIBOR for Eurodollar loans and Base Rate for Base Rate loans. As of September 30, 2016, the average interest rate on the revolving credit facility was 2.3%. The revolving credit facility will mature in March 2020.

We use the revolving credit facility primarily to fund the purchase of containers and for general working capital needs. As of September 30, 2016, we had commitments to purchase $4.0 million of containers and had rental equipment payable of $18.3 million. We have typically used our cash flow from operations and the proceeds from sales of equipment portfolios to third-party investors to repay our revolving credit facility. As we expand our owned fleet, the revolving credit facility balance will be higher and will result in higher interest expense.

(ii)  On October 22, 2015, we entered into the Second Amended and Restated Revolving Credit Agreement for CAI Rail with a consortium of banks, pursuant to which the prior revolving credit facility was amended. As of September 30, 2016, the maximum credit commitment under the revolving credit facility was $500.0 million. CAI Rail’s revolving credit facility may be increased up to a maximum of $700.0 million, in accordance with the terms of the agreement. Borrowings under this revolving credit facility bear interest at a variable rate. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar loans, as defined in the revolving credit agreement. Interest rates are based on LIBOR for Eurodollar loans and Base Rate for Base Rate loans. As of September 30, 2016, the average interest rate under the agreement was 2.0%.

As of September 30, 2016, the outstanding balance under CAI Rail’s revolving credit facility was $202.5 million. As of September 30, 2016, we had $297.5 million in availability under the facility, subject to our ability to meet the collateral requirements under the agreement governing the facility. Based on the borrowing base and collateral requirements at September 30, 2016, the borrowing availability under the revolving credit facility was $2.0 million, assuming no additional contribution of assets. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default. The revolving credit facility for CAI Rail matures in October 2020.

We use the revolving credit facility primarily to fund the purchase of railcars. As of September 30, 2016, we had commitments to purchase $200.7 million of railcars; $155.2 million in the twelve months ending September 30, 2017, $32.1 million in the twelve months ending September 30, 2018 and  $13.4 million in the twelve months ending September 30, 2019. We also had rental equipment payable of $6.1 million as of September 30, 2016.

(iii) On September 23, 2016, we entered into a Revolving Credit Agreement for CAI International GmbH with a financial institution to finance the acquisition of rental equipment. As of September 30, 2016, the maximum credit commitment under the revolving credit facility was EUR 25.0 million. Borrowings under this revolving credit facility bear interest at a variable rate. Interest rates are based on EURIBOR. As of September 30, 2016, we had not drawn on the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default. The revolving credit facility matures in September 2020.

Term Loan Facilities

(i)  On March 22, 2013, we entered into a $30.0 million five-year loan agreement with Development Bank of Japan (DBJ). The loan is payable in 19 quarterly installments of $0.5 million starting July 31, 2013 and a final payment of $21.5 million on April 30, 2018. The loan bears a variable interest rate based on LIBOR. As of September 30, 2016, the loan had a balance of $24.2 million and an average interest rate of 2.6%.

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

On October 1, 2014, we entered into an amended and restated term loan agreement, pursuant to which the prior loan agreement was refinanced. The amended and restated term loan agreement, which contains similar terms to the prior loan agreement, was amended to, among other things: (a) reduce borrowing rates from LIBOR plus 2.25% to LIBOR plus 1.6% (per annum) for Eurodollar loans, (b) increase the loan commitment from $115.0 million to $150.0 million, (c) extend the maturity date to October 1, 2019, and (d) revise certain of the covenants and restrictions under the prior loan agreement to provide the Company with additional flexibility. As of September 30, 2016, the term loan had a balance of $132.0 million and average interest rate of 2.2%.

(iii)  On April 11, 2012, we entered into a term loan agreement with a consortium of banks. The agreement, as amended, provided for a five-year term loan of up to $142.0 million, subject to certain borrowing conditions, which amount is secured by certain of our assets.

On June 30, 2016, we entered into an amended and restated term loan agreement, pursuant to which the prior loan agreement was refinanced. The amended and restated term loan agreement, which contains similar terms to the prior loan agreement, was amended to, among other things: (a) provide us with the ability to increase the commitments under the facility to a maximum of $100.0 million, subject to certain conditions, (2) extend the maturity date to June 30, 2021, and (c) revise certain of the covenants and restrictions under the prior agreement to provide us with additional flexibility. The term loan’s outstanding principal is amortized quarterly, with quarterly payments equal to 1.75% multiplied by the original outstanding principal. The amended and restated term loan agreement bears a variable interest rate based on LIBOR for Eurodollar loans, and Base Rate for base rate loans. As of September 30, 2016, the loan had a balance of $98.3 million and an interest rate of 2.4%.

 (iv) On December 22, 2015, we entered into a $20.0 million five-year term loan agreement for CAI Rail with a financial institution. The term loan’s outstanding principal bears interest at a fixed rate of 3.4% per annum and is amortized quarterly. Any unpaid principal and interest is due and payable on December 22, 2020. The proceeds from the term loan were primarily used to repay outstanding amounts under CAI Rail’s revolving credit facility. As of September 30, 2016, the loan had a balance of $19.2 million.

(v) On August 30, 2016, we entered into a term loan agreement of up to $100.0 million with a consortium of banks for the acquisition of railcars, subject to certain borrowing conditions, which is secured by certain of our railcars and other assets. The loan agreement is an amortizing facility with a term of five years. Borrowings under the loan bear interest at a fixed rate as specified in the applicable term note entered into at the time a draw is made under the loan agreement. Principal and interest on the borrowings are payable monthly during the five-year term of the note. At closing of the loan agreement, we made a draw of $50.0 million on the facility at a  fixed interest rate of 3.6% per annum. Any unpaid principal and interest is due on August 30, 2021. As of September 30, 2016, the loan had a balance of $49.7 million.

Asset-Backed Notes

(i)  On October 18, 2012, CAL II issued $171.0 million of 3.47% fixed rate asset-backed notes (Series 2012-1 Asset-Backed Notes).  Principal and interest on the Series 2102-1 Asset-Backed Notes is payable monthly commencing on November 26, 2012, and the Series 2012-1 Asset-Backed Notes mature in October 2027. The proceeds from the Series 2012-1 Asset-Backed Notes were used to repay part of the Company’s borrowings under its senior revolving credit facility. The Series 2012-1 Asset-Backed Notes had a balance of $104.0 million as of September 30, 2016.

(ii)  On March 28, 2013, CAL II issued $229.0 million of 3.35% fixed rate asset-backed notes (Series 2013-1 Asset-Backed Notes). Principal and interest on the Series 2013-1 Asset-Backed Notes is payable monthly commencing on April 25, 2013, and the Series 2013-1 Asset-Backed Notes mature in March 2028. The proceeds from the new Series 2013-1 Asset-Backed Notes were used partly to reduce the balance of the Company’s term loan with a consortium of banks as described in paragraph (ii) of Term Loan Facilities above, and to partially pay down the Company’s senior revolving credit facility. The Series 2013-1 Asset-Backed Notes had a balance of $148.9 million as of  September 30, 2016.

The agreements under each of the asset-backed notes described above require the Company to maintain a restricted cash account to cover payment of the obligations. As of September 30, 2016, the restricted cash account had a balance of $6.4  million.

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

The Notes bear interest at 4.9% per annum, due and payable semiannually on March 13 and September 13 of each year, commencing on March 13, 2013.  In addition, CAL is required to make certain principal payments on March 13 and September 13 of each year, commencing on March 13, 2013. Any unpaid principal and interest is due and payable on September 13, 2022. As of September 30, 2016, the Notes had a balance of $71.1 million.

On June 25, 2014, one of the Japanese investor funds that is consolidated by us as a VIE (see Note 4 to our unaudited consolidated financial statements) entered into a term loan agreement with a bank. Under the terms of the agreement, the Japanese investor fund entered into two loans; a five-year, amortizing loan of $9.2 million at a fixed interest rate of 2.7%, and a five-year, non-amortizing loan of $1.6 million at a variable interest rate based on LIBOR. The debt is secured by assets of the Japanese investor fund, and is subject to certain borrowing conditions set out in the loan agreement. As of September 30, 2016, the term loans held by the Japanese investor fund totaled $5.8 million and had an average interest rate of 2.7%.

As of September 30, 2016, we had collateralized financing obligations totaling $91.6 million (see Note 4 to our unaudited consolidated financial statements). The obligations had an average interest rate of 1.0% as of September 30, 2016, with maturity dates between November 2016 and September 2019.

Our term loans, senior secured notes, asset-backed notes, collateralized financing obligations, term loans held by VIEs and capital lease obligations are secured by specific pools of rental equipment and other assets owned by the Company, the underlying leases thereon and the Company’s interest in any money received under such contracts.

In addition to customary events of default, our revolving credit facilities and term loans contain restrictive covenants, including limitations on certain liens, indebtedness and investments.  In addition, all of our debt facilities contain various restrictive financial and other covenants.  The financial covenants in our debt facilities require us to maintain: (1) a consolidated funded debt to consolidated tangible net worth ratio of no more than 3.75:1.00, and in the case of our asset-backed notes, of no more than 4.50:1.00; and (2) a fixed charge coverage ratio of at least 1.20:1.00, and in the case of our asset-backed notes, of at least 1.10:1.00. As of September 30, 2016, we were in compliance with all of our debt covenants.

Under certain conditions, as defined in our credit agreements with our banks and/or note holders, we are subject to certain cross default provisions that may result in an acceleration of principal repayments if an uncured default condition were to exist. Our asset-backed notes are not subject to any such cross default provisions.

Cash Flow

The following table sets forth certain cash flow information for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net income	$5,545	$39,516
Adjustments to income	88,323	70,350
Net cash provided by operating activities	93,868	109,866
Net cash used in investing activities	(123,249)	(241,502)
Net cash provided by financing activities	14,293	142,192
Effect on cash of foreign currency translation	1	(209)
Net (decrease) increase in cash	(15,087)	10,347
Cash at beginning of period	52,553	53,821
Cash at end of period	$37,466	$64,168

Operating Activities Cash Flows

Net cash provided by operating activities of $93.9 million for the nine months ended September 30, 2016, decreased $16.0 million from $109.9 million for the nine months ended September 30, 2015. The decrease was due to a $10.9 million decrease in net income as adjusted for depreciation, amortization and other non-cash items and  a  $5.0 million decrease in our net working capital adjustments. The decrease in net income as adjusted for non-cash items was primarily due to a $34.0 million decrease in net income and a $1.0 million reduction in contingent consideration, partially offset by an increase of $11.4 million in depreciation expense, an increase of $8.2 million in loss on sale of used rental equipment, an increase of $2.1 million in bad debt expense as a result of the Hanjin bankruptcy, and a $1.7 million increase in deferred income taxes. Net working capital used in operating activities of $5.2 million in the nine months ended September 30, 2016, was due to a  $7.6 million increase in accounts receivable, primarily caused by an increase in rail lease billings and the timing of receipts, partially offset by a $1.5 million increase in accounts payable, accrued expenses and other liabilities, primarily caused by the timing of payments, and a $1.0 million increase in unearned revenue. Net working capital used in operating activities of  $0.2 million in the nine months ended September 30, 2015, was due to a $5.4 million decrease in amounts due to investors, primarily as a result of a decrease in the average managed container fleet, partially offset by a $2.7 million decrease in accounts receivable, primarily caused by the timing of receipts, and a $2.3 million increase in unearned revenue, caused by an increase in the amount of advanced billings.

Investing Activities Cash Flows

Net cash used in investing activities decreased $118.3 million to $123.2 million for the nine months ended September 30, 2016, from $241.5 million for the nine months ended September 30, 2015. The decrease in cash usage was primarily attributable to a $134.0 million decrease in the purchase of rental equipment and a $1.3 million increase in receipt of principal payments from direct financing leases, partially offset by an increase of $11.5 million for the acquisition of our new logistics companies and a $5.1 million decrease in proceeds from the sale of used containers.

Financing Activities Cash Flows

Net cash provided by financing activities for the nine months ended September 30, 2016, decreased $127.9 million compared to the nine months ended September 30, 2015, primarily as a result of lower net borrowings being required to finance the acquisition of rental equipment. During the nine months ended September 30, 2016, our net cash inflow from borrowings was $24.2 million compared to $149.5 million for the nine months ended September 30, 2015, reflecting a decrease in investment in rental equipment during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The decrease was also attributable to a decrease of $4.7 million in proceeds received from the exercise of stock options, partially offset by a decrease of $3.0 million used to repurchase our stock pursuant to our previously announced stock repurchase plan.

Stock Repurchase Plan

On December 14, 2015, we announced that our Board of Directors had approved the repurchase of up to one million shares of our outstanding common stock. On February 4, 2016, the Company’s Board of Directors approved a one million share increase in the previously approved share repurchase program bringing the total authorized for repurchase to two million shares of our outstanding common stock. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs and other factors. Stock repurchases may be made in the open market, block trades or privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. During the three months ended September 30, 2016, we repurchased and retired 260,531 shares of our common stock at a weighted-average price of $7.88 per share for an aggregate price of approximately $2.1 million excluding related commission charges, under our publicly-announced repurchase plan. As of September 30, 2016, approximately 0.8 million shares remained available for repurchase under our share repurchase plan.

Contractual Obligations and Commercial Commitments

 The following table sets forth our contractual obligations and commercial commitments by due date as of September 30, 2016 (in thousands):

	Payments Due by Period
		Less than	1-2	2-3	3-4	4-5	More than
	Total	1 year	years	years	years	years	5 years
Total debt obligations:
Revolving credit facilities	$711,000	$4,500	$-	$-	$504,000	$202,500	$-
Term loans	323,295	21,629	42,318	125,112	11,261	122,975	-
Senior secured notes	71,105	6,110	6,110	6,110	6,110	6,110	40,555
Asset-backed notes	252,875	40,000	40,000	40,000	40,000	40,000	52,875
Collateralized financing obligations	91,576	29,227	22,681	39,668	-	-	-
Term loans held by VIE	5,827	1,829	1,829	2,169	-	-	-
Interest on debt and capital lease obligations (1)	131,502	36,835	33,074	31,438	19,429	7,529	3,197
Rental equipment payable	24,435	24,435	-	-	-	-	-
Rent, office facilities and equipment	2,280	1,694	504	82	-	-	-
Equipment purchase commitments	204,682	159,176	32,122	13,384	-	-	-
Total contractual obligations	$1,818,577	$325,435	$178,638	$257,963	$580,800	$379,114	$96,627

(1)

Our estimate of interest expense commitment includes $56.4 million relating to our revolving credit facilities, $28.1 million relating to our term loans, $16.0 million relating to our senior secured notes, $27.5 million relating to our asset back notes, $3.3 million relating to our collateralized financing obligations, and $0.2 million relating to our term loans held by VIEs. The calculation of interest commitment related to our debt assumes the following weighted-average interest rates as of September 30, 2016: revolving credit facilities, 2.2%; term loans, 2.6%; senior secured notes, 4.9%; asset-backed notes, 3.4%; collateralized financing obligations,  1.0%; and term loans held by VIE, 2.7%. These calculations assume that weighted-average interest rates will remain at the same level over the next five years. We expect that interest rates will vary over time based upon fluctuations in the underlying indexes upon which these rates are based.

See Note 9 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of the terms of our debt.

Off-Balance Sheet Arrangements

As of September 30, 2016, we had no material off-balance sheet arrangements or obligations other than noted below. An off-balance sheet arrangement includes any contractual obligation, agreement or transaction arrangement involving an unconsolidated entity under which we would have: (1) retained a contingent interest in transferred assets; (2) an obligation under derivative instruments classified as equity; (3) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing, hedging or research and development services with us; or (4) made guarantees.

We transferred ownership of certain equipment to Japanese equipment funds which were established by Japan Investment Adviser Co., Ltd. (JIA) and CAIJ. Prior to April 2016 CAIJ was an 80%-owned subsidiary of CAI with the remaining 20% owned by JIA. Prior to the purchase of equipment from us, the purchasing entities received contributions from unrelated Japanese investors, under separate Japanese investment agreements allowed under Japanese commercial laws. The contributions were used to purchase equipment from us. Under the terms of the agreements, the CAI-related Japanese entities managed each of the investments but may outsource the whole or part of each operation to a third party. Pursuant to its services agreements with investors, the Japanese equipment funds outsourced the general management of their operations to CAIJ. The Japanese equipment funds also entered into equipment management service agreements and financing arrangements whereby we manage the leasing activity of equipment owned by the Japanese equipment funds. The profit or loss from each investment will substantially belong to each respective investor, except with respect to certain financing arrangements where the terms of the transaction provide us with an option to purchase equipment at a fixed price. If we decide to exercise our purchase options and resell equipment to a third party, we would realize any profit from the sale. See Notes 4 and 14 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

Container rental equipment is recorded at original cost and depreciated to an estimated residual value on a straight-line basis over its estimated useful life. The estimated useful lives and residual values of our container equipment are based on historical disposal experience and our expectations for future used container sale prices. Depreciation estimates are reviewed on a regular basis to determine whether changes have taken place that would suggest that a change in depreciation estimates, useful lives of our equipment or the assigned residual values, is warranted.

After we conducted our regular depreciation policy review, we concluded that a change in the estimated residual value for 40-foot high cube dry van containers from $1,650 to $1,400 per container, effective July 1, 2016, was appropriate.  The change increased our depreciation expense by $3.4 million, decreased net income by $3.2 million, and decreased diluted earnings per share by $0.17 for the three and nine months ended September 30, 2016.

Depreciation estimates were last changed for 40-foot high cube dry van containers (and other container types within our fleet) during 2012. Since that time, disposal prices for 40-foot high cube dry van containers have declined and we experienced losses when selling certain of these assets during 2015 and 2016. The change in residual value estimate was made to better align residual value with expectations for future used container sale prices.

In considering changes to residual values for the three major dry van categories, we reviewed 3-year, 5-year, 7-year, and 11-year average disposition pricings trends. As with all estimates, particularly related to long-lived assets, current market performance may not necessarily be indicative of long-term residual values, so we do not adjust residual values to point-in-time prices. Rather, we consider the mix of data shown in the following table and use the average over time to either confirm residual value estimates or support revisions to those estimates.

The sale-related unit proceeds by dry van container category that we considered as of September 30, 2016, are shown below:

Category	3-year Avg.	5-year Avg.	7-year Avg.	11-year Avg.
20-ft. standard dry van containers	$989	$1,112	$1,158	$1,133
40-ft. standard dry van containers	1,229	1,399	1,458	1,394
40-ft. high cube dry van containers	1,262	1,440	1,532	1,529

Our residual value estimates ($1,050 for a 20-ft. dry van, $1,300 for a 40-ft. dry van, and $1,400 for a 40-ft. high cube dry van) are lower in each instance than the historical averages, with the exception of the 3-year average. While we experienced losses when selling certain of these assets during 2015 and 2016, we do not adjust long-term residual value estimates based on short-term data points, such as current year sale results and the 3-year average shown above, as we do not believe they are indicative of a change in the long-term market value for these containers. We do regularly review this data and update the analysis and will make further revisions to residual value estimates as and when conditions warrant.

The largest segment of our non-dry van container fleet consists of 20-ft. refrigerated containers and 40-ft. high cube refrigerated containers. We regularly review the residual value estimates associated with our refrigerated containers. Given the specific nature of these assets and the lower volumes of containers that are sold each year in the secondary market, there is less variability in asset pricing. Similar to our dry van containers, we evaluate the relationship between sales prices and residual values over a long-term horizon. When measured at September 30, 2016, sales proceeds for 20-ft. refrigerated and 40-ft. high cube refrigerated containers averaged $3,180 and $4,065, respectively, over the prior 3-year period, and $3,219 and $4,111, respectively, over the prior 5-year period. We excluded 7-year and 11-year historical averages from our analysis as we do not have a long enough history of sales for refrigerated containers. The current residual values for 20-ft. refrigerated and 40-ft. high cube refrigerated containers are set at $2,750 and $3,500, respectively. Based on the data trends, we believe that the residual value estimates for our refrigerated containers are appropriate and do not warrant revision.

We continuously monitor disposal prices across our entire portfolio for indications of a deeper, more sustained market downturn. If necessary, we will adjust our estimates if there are indicators that the current weak market for containers will be sustained over a longer time horizon.

There have been no other changes to our accounting policies during the nine months ended September 30, 2016.  See Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 3,  2016.

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

Foreign Exchange Rate Risk. Although we have significant foreign-based operations, the U.S. Dollar is our primary operating currency. Thus, most of our revenue and expenses are denominated in U.S. Dollars. We have equipment sales in British Pound Sterling, Euros and Japanese Yen and incur overhead costs in foreign currencies, primarily in British Pound Sterling and Euros. CAI Consent Sweden AB, one of our wholly-owned subsidiaries, has significant amounts of revenue as well as expenses denominated in Euros and Swedish Krone. During the nine months ended September 30, 2016, the U.S. Dollar increased in value in relation to other major foreign currencies (such as the Euro and British Pound Sterling). The increase in the U.S. Dollar has decreased our revenues and expenses denominated in foreign currencies. The increase in the value of the U.S. Dollar relative to foreign currencies will also result in U.S. dollar denominated assets held at some of our foreign subsidiaries to increase in value relative to the foreign subsidiaries’ local currencies. For the nine months ended September 30, 2016, we recognized a loss on foreign exchange of $0.4 million. A 10% change in foreign exchange rates would not have a material impact on our business, financial position, results of operations or cash flows.

Interest Rate Risk. The nature of our business exposes us to market risk arising from changes in interest rates to which our variable-rate debt is linked. As of September 30, 2016, the principal amount of debt outstanding under the variable-rate arrangements of our revolving credit facilities was $711.0 million. In addition, at September 30, 2016, we had balances on our variable-rate term loans of $254.4 million and term loans held by VIE of $5.8 million. The average interest rate on our variable rate debt was 2.3% as of September 30, 2016, based on LIBOR plus a margin based on certain conditions set forth in our debt agreements.

A 1.0% increase or decrease in underlying interest rates for these debt obligations will increase or decrease interest expense by approximately $9.7 million annually assuming debt remains constant at September 30, 2016, levels.

We do not currently participate in hedging, interest rate swaps or other transactions to manage the market risks described above.

ITEM 4.CONTROLS AND PROCEDURES

Management Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the Exchange Act), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2016 our disclosure controls and procedures were effective with respect to controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and are accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act) that occurred during the quarter ended September 30, 2016, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Lessee defaults may adversely affect our business, financial condition, results of operations and cash flow

We believe that the risk of large lessee defaults remains elevated. Excess vessel capacity over the last several years has led to low ocean freight rates, which has resulted in large financial losses for certain carriers.  For example, Hanjin, the world’s 7th largest container shipping line, declared bankruptcy on August 31, 2016, and a second major shipping line entered into restructuring negotiations with its creditors, which was successfully completed as of September 30, 2016. We expect excess vessel capacity to persist and freight rates to remain under pressure, which could adversely affect the credit worthiness of our customers. The Hanjin bankruptcy resulted in us recording charges of $4.5 million in the three months ended September 30, 2016. Additional large lessee defaults could have a material adverse effect on our business, financial condition, results of operations and cash flow.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2016—July 31, 2016	60,531	$7.48	60,531	1,006,388
August 1, 2016—August 31, 2016	112,796	7.90	112,796	893,592
September 1, 2016—September 30, 2016	87,204	8.14	87,204	806,388
Total	260,531	$7.88	260,531	806,388

_______________________________________________________

(1)

On December 14, 2015, we announced that our Board of Directors had approved the repurchase of up to one million shares of our outstanding common stock. On February 4, 2016, the Company’s Board of Directors approved a one million share increase in the previously approved share repurchase program bringing the total authorized for repurchase to two million shares of our outstanding common stock. The repurchase plan does not have an expiration date. During the three months ended September 30, 2016, we repurchased and retired 260,531 shares of our common stock at a weighted-average price of $7.88 per share for an aggregate price of approximately $2.1 million excluding related commission charges, under our publicly-announced repurchase plan. As of September 30, 2016, approximately 0.8 million shares remained available for repurchase under our share repurchase plan.

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

CAI International, Inc.
(Registrant)

November 9, 2016	/s/ VICTOR M. GARCIA
Victor M. Garcia
President and Chief Executive Officer
(Principal Executive Officer)

November 9, 2016	/s/ TIMOTHY B. PAGE
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

10.1

Loan and Security Agreement, dated August 30, 2016, among CAI Rail, Inc., the lenders from time to time party thereto, and Bank of Utah, as administrative and collateral agent (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on September 6, 2016).

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

101

The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (v) Notes to Unaudited Consolidated Financial Statements.