Form 10-K
period 2016-12-31
CAI International, Inc.
filed 2017-03-13
CIK 1388430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Act). Yes ☐   No ☒

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the New York Stock Exchange on June 30, 2016) was approximately $87.6 million. Shares of registrant’s common stock held by each executive officer, director and beneficial holders of 10% or more of our common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2017, there were 19,057,217  shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2017 Annual Meeting of Stockholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2016, are incorporated by reference into Part III hereof.

Annual Report on Form 10-K for the year ended December 31, 2016

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business, operations, and growth strategy and service development efforts. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Annual Report on Form 10-K, the words “may,” “might,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under the caption Item 1A. “Risk Factors” in this Annual Report on Form 10-K and our other reports filed with the Securities and Exchange Commission (SEC). We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our filings with the SEC.

Unless the context requires otherwise, references to “CAI,” the “Company,” “we,” “us” or “our” in this Annual Report on Form 10-K refer to CAI International, Inc. and its subsidiaries.

 PART I

ITEM 1: BUSINESS

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

The following table shows the composition of our equipment fleet as of December 31, 2016 and our average utilization for the year ended December 31, 2016:

	As of	Percent of
	December 31,	Total
	2016	Container Fleet
Owned container fleet in TEUs	921,694	85%
Managed container fleet in TEUs	162,582	15%
Total container fleet in TEUs	1,084,276	100%

Owned container fleet in CEUs	1,014,078	87%
Managed container fleet in CEUs	146,258	13%
Total container fleet in CEUs	1,160,336	100%

Owned railcar fleet in units	6,459

Year Ended
December 31,
2016
Average container fleet utilization in CEUs	92.8%
Average owned container fleet utilization in CEUs	93.5%
Average railcar fleet utilization	95.7%

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

Utilization of containers is computed by dividing the average total units on lease during the period in CEUs, by the total CEUs in our container fleet. Utilization of railcars is computed by dividing the average number of railcars on lease during the period by the total number of railcars in our fleet. In both cases, the total fleet excludes new units not yet leased and off-hire units designated for sale. If new units not yet leased are included in the total fleet, total container fleet utilization would be 91.1%, owned container fleet utilization would be 91.6%, and railcar fleet utilization would be 86.4%, for the year ended December 31, 2016.

Our revenue consists of container lease income and rail lease income from our owned container and railcar fleets, management fee income for managing containers for third-party investors and logistics revenue for the provision of logistics services.  Substantially all of our revenue is denominated in U.S. dollars. For the year ended December 31, 2016, we recorded revenue of $294.4 million and net income attributable to CAI common stockholders of $6.0 million.  A comparison of our 2016 financial results with those of the prior years can be found in Item 6 “Selected Financial Data” of this Annual Report on Form 10-K.

We earn our container lease income from intermodal containers which are deployed by our customers in a wide variety of global trade routes.  Virtually all of our containers are used internationally and no container is domiciled in one particular place for a prolonged period of time. As such, substantially all of our container assets are considered to be international with no single country of use. Our railcars are used by lessees on railroads in North America. Our logistics business provides both domestic and international logistics services.

History

We were founded in 1989 by our Chairman, Hiromitsu Ogawa, as a traditional container leasing company that leased containers owned by us to container shipping lines. We were originally incorporated under the name Container Applications International, Inc. in the State of Nevada in August 1989. In February 2007, we were reincorporated under our present name in the State of Delaware.

In December 2011, we formed CAI Rail Inc. (CAI Rail), as a wholly-owned subsidiary of the Company. CAI Rail purchases and leases our fleet of railcars in North America.

In July 2015, we purchased ClearPointt Logistics LLC (ClearPointt), an intermodal logistics company focused on the domestic intermodal market, for approximately $4.1 million. ClearPointt is headquartered in Everett, Washington.

In February 2016, we purchased Challenger Overseas, LLC (Challenger), a Non-Vessel Operating Common Carrier (NVOCC), for approximately $10.8 million. Challenger is headquartered in Eatontown, New Jersey.

In June 2016, we purchased Hybrid Logistics, Inc. and its affiliate General Transportation Services, Inc. (collectively, Hybrid), asset light truck brokers, for approximately $12.0 million. Hybrid is headquartered in Portland, Oregon.

Corporate Information

Our corporate headquarters and principal executive offices are located at Steuart Tower, 1 Market Plaza, Suite 900, San Francisco, California 94105. Our telephone number is (415) 788-0100 and our website address is http://www.capps.com. We operate our business in 23 offices in 13 countries including the United States, and have agents in Asia, Europe, South Africa,  and South America. Our wholly-owned international subsidiaries are located in the United Kingdom, Japan, Malaysia, Sweden, Germany, Singapore, Luxembourg, Australia, Chile, South Korea, Barbados and Bermuda.

Segment Information

We organize our business by the nature of services we provide and separate our business into three reportable segments: container leasing, rail leasing and logistics.

The container leasing segment derives its revenue from the ownership and leasing of containers and fees earned for managing container portfolios on behalf of third party investors. The rail leasing segment derives its revenue from the ownership and leasing of railcars. The logistics segment derives its revenue from the provision of logistics services. There are no significant inter-segment revenues.

The operating results of each segment and details of our revenues for the years ended December 31, 2016, 2015 and 2014, and information regarding the geographic areas in which we do business are summarized in Note 17 to our consolidated financial statements in this Annual Report on Form 10-K.

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

The three principal categories of containers are described as follows:

•Dry van containers. A  dry van container is constructed of steel sides, roof and end panel with a set of doors on the other end, a wooden floor and a steel undercarriage. Dry van containers are the least expensive and most commonly used type of container. Dry van containers comprise approximately 90% of the worldwide container fleet, as measured in TEUs. They are used to carry general cargo, such as manufactured component parts, consumer staples, electronics and apparel.

•Refrigerated containers. A refrigerated container has an integrated refrigeration unit on one end which plugs into a generator set or other outside power source and is used to transport perishable goods.

•Specialized equipment. Specialized equipment includes open-top, flat-rack, palletwide and swapbody containers, roll trailers, and generator sets. An open-top container is similar in construction to a dry van container except that the roof is replaced with a tarpaulin supported by removable roof bows. A flat-rack container is a heavily reinforced steel platform with a wood deck and steel end panels. Open-top and flat-rack containers are generally used to move heavy or oversized cargo, such as marble slabs, building products or machinery. Palletwide containers are a type of dry-van container externally similar to ISO standard containers, but internally about two inches wider so as to accommodate two European-sized pallets side-by-side. Swapbody containers are a type of dry van container designed to be easily transferred between rail, truck, and barge and are equipped with legs under their frames. Roll trailers are a type of flat-bed trailer equipped with rubber wheels underneath for terminal haulage and stowage on board roll-on/roll-off vessels.

Containers provide a secure and cost-effective method of transportation because they can be used in multiple modes of transportation, making it possible to move cargo from a point of origin to a final destination without repeated unpacking and repacking. As a result, containers reduce transit time and freight and labor costs as they permit faster loading and unloading of shipping vessels and more efficient utilization of transportation containers than traditional bulk shipping methods. The protection provided by containers also reduces damage, loss and theft of cargo during shipment. While the life of containers varies based upon the damage and normal wear and tear suffered by the container, we estimate that the average useful life of a dry van container used in our fleet is 13.0 years.

Container shipping lines own and lease containers for their use. Based on container fleet information reported by Drewry Maritime Research, transportation companies (including container shipping lines and freight forwarders) own approximately 53% of the total worldwide container fleet and container leasing companies own approximately 47% of the total worldwide container fleet based on TEUs. Given the uncertainty and variability of export volumes and the fact that container shipping lines have difficulty in accurately forecasting their container requirements at different ports, the availability of containers for lease significantly reduces a container shipping line’s need to purchase and maintain excess container inventory. In addition, container leases allow the container shipping lines to adjust their container fleets both seasonally and over time and help to balance trade flows. The flexibility offered by container leasing helps container shipping lines improve their overall fleet management and provides the container shipping lines with an alternative source of financing.

Fleet Overview. The table below summarizes the composition of our container fleet as of December 31, 2016 by type of equipment:

	Dry Van	Percent of	Refrigerated	Percent of	Specialized	Percent of		Percent of
	Containers	Total Fleet	Containers	Total Fleet	Equipment	Total Fleet	Total	Total Fleet
Owned container fleet in TEUs	801,136	74%	53,630	5%	66,928	6%	921,694	85%
Managed container fleet in TEUs	160,765	15%	584	0%	1,233	0%	162,582	15%
Total container fleet in TEUs	961,901	89%	54,214	5%	68,161	6%	1,084,276	100%

	Dry Van	Percent of	Refrigerated	Percent of	Specialized	Percent of		Percent of
	Containers	Total Fleet	Containers	Total Fleet	Equipment	Total Fleet	Total	Total Fleet
Owned container fleet in CEUs	715,616	62%	195,435	17%	103,027	9%	1,014,078	87%
Managed container fleet in CEUs	142,882	12%	2,044	0%	1,332	0%	146,258	13%
Total container fleet in CEUs	858,498	74%	197,479	17%	104,359	9%	1,160,336	100%

Marketing and Operations Overview. Our marketing and operations personnel are responsible for developing and maintaining relationships with our lessees, facilitating lease contracts and maintaining the day-to-day coordination of operational issues. This coordination allows us to negotiate lease contracts that satisfy both our financial return requirements and our lessees’ operating needs. It also facilitates our awareness of lessees’ potential equipment shortages and their awareness of our available equipment inventories. We  have marketing and operations employees in twelve countries, supported by independent agents in a further seven countries.

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

The following table provides a summary of our container fleet by lease type as of December 31, 2016:

	As of December 31, 2016
	TEUs	CEUs
Long-term leases	73%	75%
Short-term leases	19%	16%
Finance leases	8%	9%
Total	100%	100%

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

Our lease agreements contain an exclusion of warranties clause and require lessees to defend and indemnify us in most instances from third-party claims arising out of the lessee’s use, operation, possession or lease of the equipment. Lessees are required to maintain physical damage and comprehensive general liability insurance, or be adequately self-insured, and to indemnify us against loss with respect to the equipment. We also maintain our own contingent physical damage and third-party liability insurance that covers our equipment during both on-lease and off-lease periods. All of our insurance coverage is subject to annual deductible provisions and per occurrence and aggregate limits.

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

•Re-leasing. Since our leases (other than finance leases) allow our lessees to return their containers, we typically lease a container several times during its useful life. New containers can usually be leased with a limited marketing and customer service infrastructure because initial leases for new containers typically cover large volumes of units and are fairly standardized transactions. Used containers, on the other hand, are typically leased in smaller transactions that are structured to accommodate pick-ups and returns in a variety of locations. Our utilization rates depend on our re-leasing abilities. Factors that affect our ability to re-lease used containers include the size of our lessee base, ability to anticipate lessee needs, our presence in relevant geographic locations and the level of service we provide our lessees. We believe that our global presence and long-standing relationships with more than 300 container lessees as of December 31, 2016 provide us an advantage over our smaller competitors in re-leasing our containers.

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

•Depot Management. As of December 31, 2016, we managed our equipment fleet through 296 independent equipment depot facilities located in 50 countries. Depot facilities are generally responsible for repairing containers when they are returned by lessees and for storing the containers while they are off-hire. Our operations group is responsible for managing our depot contracts and periodically visiting depot facilities to conduct inventory and repair audits. We also supplement our internal operations group with the use of independent inspection agents. As of December 31, 2016, a majority of our off-lease inventory was located at depots that are able to report notices of container activity and damage detail via electronic data interchange, or EDI.

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

Customer Concentration. Revenue from our ten largest container lessees represented 60.4% of container leasing revenue for the year ended December 31, 2016, with revenue from our two largest lessees,  CMA CGM and MSC Mediterranean Shipping Co, accounting for 15.7% and 10.2%, respectively, of container leasing revenue, or $31.7 million and $20.6 million, respectively.  The  $31.7 million and $20.6 million of revenue represented 10.8%  and 7.0%, respectively, of our total revenue for the period.

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

Seasonality.  We have historically experienced increased seasonal demand for containers in the second and third quarters of the year. However, equipment rental revenue may fluctuate significantly in future periods based upon the level of demand by container shipping lines for leased containers, our ability to maintain a high utilization rate of containers in our total fleet, changes in per diem rates for leases.

Rail Leasing

Fleet Overview.  We own a fleet of railcars of various types including: 50ft and 60ft box cars for paper and forest products; covered hoppers for grain, cement, sand, plastic pellets and many other industrial products; general purpose tank cars that are used to transport food-grade and other liquid and gaseous commodities; gondolas for coal and steel; and general service flat cars. We owned 6,459 railcars as of December 31, 2016.

In June 2015 we entered into a multi-year railcar order (the "Agreement") with a railcar manufacturer. Under the Agreement, we committed to purchase 2,000 railcars of various types for use on the North American rail system, for a total investment expected to be in excess of $200 million. In October 2016, we entered into an amendment to the Agreement, by which we modified the type of railcars yet to be delivered as of the effective date of the amendment, reduced the overall baseline pricing and revised the amount and delivery dates for the various car types. As of December 31, 2016, 468 railcars had been delivered under the Agreement, 1,007 cars are to be delivered in 2017 at a cost of $100.0 million, and a further 525 cars are to be delivered in 2018 at a cost of $72.0 million.

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

Customer Concentration.  Our railcar customers are typically industrial companies who ship their products or raw materials by rail. Our customers are generally large, creditworthy, industrial companies.  Additionally, we work with a number of North American Class I Railroads and regional carriers. Revenue from our ten largest customers represented 42.6% of rail leasing revenue for the year ended December 31, 2016, with no customer generating more than 10%.

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

Logistics

Overview of Our Services. We offer comprehensive logistics services including intermodal, truck brokerage, port drayage, warehousing, international ocean freight and freight forwarding, as well as the arrangement and coordination of international air freight services and customs brokerage.  Through our network of transportation carriers and equipment providers, we arrange for the movement of our customers’ freight. We contract with railroads to provide transportation for the line-haul portion of the shipment and with local trucking companies, known as “drayage companies,” for pickup and delivery. We may also offer use of our own CAI equipment for domestic beneficial cargo owner (BCO) movements. As part of our intermodal and truck brokerage services, we negotiate and bundle rates for our customers, track shipments in transit, and facilitate the handling of claims for freight loss or damage on behalf of our customers. We also provide international export and import services for full container loads, less than container loads, perishable cargo, project cargo, and airfreight across the globe.

We have a network of logistics professionals dedicated to developing, implementing and operating customized logistics solutions. We offer a wide range of transportation management services and technology solutions including shipment optimization, load consolidation, mode selection, carrier management, load planning and execution and web-based shipment visibility.

Customer Concentration. We provide services to customers in a wide variety of industries, including consumer products, retail and durable goods. Revenue from our ten largest customers represented 38.4% of logistics revenue for the year ended December 31, 2016, with no customer generating more than 10%.

Our Competition. The transportation services industry is highly competitive. We compete against other logistics companies, third party brokers, asset-backed trucking companies and shipping lines that market their own intermodal and international shipping services. Several large trucking companies have entered into agreements with railroads to market intermodal services nationwide. Competition is based primarily on freight rates, quality of services, reliability, transit time and scope of operations. We believe we have a strong competitive advantage being able to offer customers a variety of services under one organization. Few, if any, of our competitors can offer customers leasing of containers, sale of used containers, rail service, nationwide truck brokerage and international export/import services. This distinct advantage, along with the cross selling between all of our divisions, is expected to provide CAI with significant opportunities to increase market share.

Relationship with Railroads. A key element of our business strategy is to strengthen our close working relationship with the major railroads in the United States and Canada. Due to our size and relative importance, some railroads have dedicated support personnel to focus on our day-to-day service requirements. We have relationships with all seven of the Class 1 freight railroads, and our senior executives meet with each of the railroads on a regular basis to discuss major strategic issues concerning intermodal transportation.

Transportation rates are market driven. We sometimes negotiate with the railroads or other major service providers on a route or customer specific basis. Consistent with industry practice, some of the rates we negotiate are special commodity quotations (SCQs), which provide discounts from published price lists based on competitive market factors and are designed by the railroads or major service providers to attract new business or to retain existing business. SCQ rates are generally issued for the account of a single Intermodal Marketing Company (IMC). SCQ rates apply to specific customers in specified shipping lanes for a specific period of time, usually up to 12 months. Other transactional or spot market business is negotiated on a daily basis, dependent on capacity and dynamic pricing, consistent with existing market conditions.

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

Relationship with Trucking Companies. Our truck brokerage operation has relationships with more than 14,000 trucking companies that we use to transport freight. Our truck brokerage operation handles the administrative and regulatory aspects of the trucking company relationship including an eight step vetting process. Our relationships with these trucking companies are important since these relationships determine pricing, load coverage and overall service.

Relationship with Shipping Lines.  Our international division has relationships with every major shipping line providing a worldwide network of shipping options based on price and service for export and import cargoes. These relationships enable us to provide a basket of options that best suit the needs of our customers at any given moment. Supported by a world-wide agency network, we are able to provide the best price and service option any place in the world. Additional value and customized solutions can be accomplished by offering use of our own CAI equipment for domestic and international BCO movements.

Risk Management and Insurance. We require all drayage companies participating in our Quality Drayage Program to carry general liability insurance, truckman’s auto liability insurance and cargo insurance. Railroads, which are self-insured, provide limited cargo protection per shipment. To cover freight loss or damage our carriers are carefully vetted to ensure all cargo insurance requirements are in place and monitored. We also carry contingent cargo insurance to protect from any lapse in a carrier’s primary insurance.

Credit Control

We provide services for container shipping lines, freight forwarders, railroads and other companies that meet our credit criteria. Our credit policy sets different maximum exposure limits depending on our relationship and previous experience with each equipment lessee. Credit criteria may include, but are not limited to, trade route, country, business climate, social and political climate, assessments of net worth, asset ownership, bank and trade credit references, credit bureau reports, including those from Dynamar, operational history and financial strength. We monitor our customers’ performance on an ongoing basis. Our credit control processes are aided by the long payment experience we have with most of our customers, our broad network of relationships that provide current information about our customers’ market reputations and our focus on collections.

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

Our rail operations are subject to various laws, rules, and regulations administered by authorities in jurisdictions where we do business; the United States, Canada and Mexico. In the United States, for example, our railcar fleet is subject to safety, operations, maintenance, and mechanical standards, rules, and regulations enforced by various federal and state agencies and industry organizations, including the U.S. Department of Transportation, the Federal Railroad Administration, and the Association of American Railroads. State agencies regulate some health and safety matters related to rail operations not otherwise preempted by federal law. As these regulations develop and change,  we may incur increased compliance costs due to additional maintenance or substantial modification or refurbishment of our railcars to meet new requirements imposed by such regulations. In addition, violations of these rules and regulations can result in substantial fines and penalties, including potential limitations on operations or forfeitures of assets.

Our logistics business is licensed by the Department of Transportation as brokers in arranging for the transportation of general commodities by motor carriers and railroads. To the extent that we perform truck brokerage and intermodal services, we do so under these licenses. The Department of Transportation prescribes qualifications for acting in this capacity, including a surety bond that we have posted. To date, compliance with these regulations has not had a material adverse effect on our results of operations or financial condition. However, the transportation industry is subject to legislative or regulatory changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and cost of providing, transportation services.

Employees

As of December 31, 2016,  we had 212 employees worldwide. We are not a party to any collective bargaining agreements. We believe that relations with our employees are good.

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

ITEM 1A: RISK FACTORS

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

Risks Related to Container Leasing

Market conditions are weak due to a combination of factors, including significant declines in steel prices, new container prices, used container prices and slower trade growth which has led to lower demand for containers. This decline in market conditions accelerated in 2015 and continued into 2016.

Market conditions have been unusually weak and have significantly reduced our profitability. There has been an overall decline in worldwide commodity prices, and in particular, steel prices, which declined approximately 40% from October 2014 through December 2015, although there has been a steady recovery in prices during 2016, with prices approximately doubling during the year.  World containerization trade growth decelerated significantly during 2015 and trade growth remained weak in 2016. The decline in steel prices, along with slower trade growth resulted in a reduced demand for containers, and contributed to a significant decline in the price of new containers.  New container prices declined during 2015 and reached a low point of approximately $1,250 in the first quarter of 2016. Sale prices for used containers decreased significantly in 2015 and into 2016, resulting in losses on the sale of equipment. The above factors are contributing to the pressure on our profitability. If steel prices decline and the market conditions we saw in 2015 and 2016 return,  our profitability will decline further, which could limit the availability of our liquidity and capital resources and therefore constrain our ability to repay debt, invest in additional containers or repurchase our common shares.

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

For example, our profitability decreased significantly from the third quarter of 2008 to the third quarter of 2009 due to the effects of the global financial crisis, and profitability would have decreased further if trade activity did not start to recover at the end of 2009. Starting in 2015 and through 2016,  our operating performance and profitability was also negatively impacted due to slower global trade growth resulting in reduced demand for leased containers, decreases in lease rental revenue, decreased used container sales prices, and higher operating costs. If these trends continue, our profitability will be negatively affected, which could constrain our ability to invest in additional containers or repurchase our common shares.

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

•political and economic factors, including any changes in international trade agreements;

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

Lease rates may decrease further due to a decrease in new container prices, weak leasing demand, increased competition or other factors, resulting in reduced revenues, lower margins, and reduced profitability and cash flows.

Market lease rates are typically a function of, among other things, new equipment prices (which are heavily influenced by steel prices), interest rates, the type and length of the lease, the equipment supply and demand balance at a particular time and location, and other factors more fully described below. A decrease in lease rates can have a materially adverse effect on our leasing revenues, profitability and cash flow. The low container prices experienced in 2016, together with low interest rates, have resulted in market lease rates reaching historically low levels.

A decrease in market lease rates negatively impacts the lease rates on both new container investments and the existing containers in our fleet. Most of our existing containers are on operating leases, which means that the lease term is shorter than the expected life of the container, so the lease rate we receive for the container is subject to change at the expiration of the current lease. Lower new container prices, widespread availability of attractively priced financing, and aggressive competition for new leasing transactions continue to pressure market lease rates, and market lease rates are currently significantly below our portfolio average. As a result, during periods of low market lease rates, including the present period, the average lease rate received for our containers is negatively impacted by both the addition of new containers at low lease rates as well as, and more significantly by, the turnover of existing containers from leases with higher lease rates to leases with lower lease rates. We have a large number of historically high rate leases that expire between 2017 and 2020 and those that have expired or been renegotiated have been re-priced at today’s low lease rates.

A  reduction in the price of new containers could harm our business, results of operations and financial condition.

New container prices have been increasing since their lows in the first quarter of 2016. If new container prices decreased, however, the per diem lease rates of older, off-lease containers would also be expected to decrease and the prices obtained for containers sold at the end of their useful life would also be expected to decrease. Between the beginning of 2014 and the first quarter of 2016, due primarily to decreases in steel prices and other macro-economic factors outside of our control, new container pricing and the sale prices of containers sold at the end of their useful life declined. New container prices have recovered during 2016 and into 2017, although used prices remain low. If the price of new containers declines such that the market per diem lease rate or resale value for all containers is reduced further, our revenue and income could decline. A continuation of these factors could harm our business, financial condition, results of operations and cash flows, even if this sustained reduction in price would allow us to purchase new containers at a lower cost.

We face risks associated with re-leasing containers after their initial long term lease.

Containers used in our fleet have an average useful life that is generally between 12 and 15 years. When we purchase newly manufactured containers, we typically lease them out under long-term leases with terms of 3 to 8 years at a lease rate that is correlated to the price paid for the container. As containers leased under term leases are not leased out for their full economic life, we face risks associated with re-leasing containers after their initial long term lease at a rate that continues to provide a reasonable economic return based on the initial purchase price of the container. If prevailing container lease rates decline significantly between the time a container is initially leased out and when its initial long term lease expires, or if overall demand for containers declines, we may be unable to earn a sufficient lease rate from the re-leasing of containers when their initial term leases expire. This could adversely affect our business, financial condition, results of operations and cash flows.

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

In addition, U.S. President Donald J. Trump, certain members of the U.S. Congress, and key U.S. administrative officials and policy makers have announced the intention to withdraw from certain international trade agreements (i.e. the Trans Pacific Partnership) or renegotiate existing trade agreements (i.e. NAFTA), and the possible implementation of tariffs, border taxes or other measures that could impact the level of trade between the U.S. and other countries, including Asia and Mexico. Any such changes to trade agreements or the implementation of tariffs could have a material impact on the purchase of foreign goods, and negatively impact our customers and the volume of container and rail shipments, which would materially adversely affect our business, financial condition and results of operations.

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

Used container sale prices have decreased and may decrease further, leading to losses on the sale of used rental equipment.

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

Used container selling prices and the gains or losses that we have recognized from selling used containers have varied widely over the last fifteen years. Selling prices for used container and our disposal gains were exceptionally high from 2010 to 2012 due to a generally tight global supply and demand balance for containers. Since the beginning of 2013, due primarily to decreases in steel prices and other macro-economic factors outside of our control, new container pricing and the sale prices of containers sold at the end of their useful life declined. During 2015 and 2016, disposal prices have been close to, and in many cases below, our residual values which has resulted in losses being incurred on the sales of used equipment. As a result of consistent losses being recorded, particularly on the sale of 40-foot high cube dry van containers, we reduced the residual value for these containers from $1,650 to $1,400 per container, effective July 1, 2016, which resulted in an increase in depreciation expense of $5.4 million for 2016.  If used container prices remain at the current low level or decrease further, losses on the sale of used containers could increase, our residual values may need to be reduced further,  resulting in increased depreciation expense, and we may incur impairment charges on such equipment. A continued decline in these factors could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our container equipment is leased to numerous lessees. Lessees are required to pay rent and indemnify us for damage to or loss of equipment. Lessees may default in paying rent and performing other obligations under their leases. A delay or diminution in amounts received under the leases (including leases on our managed equipment), or a default in the performance of maintenance or other lessee obligations under the leases could adversely affect our business, financial condition, results of operations and cash flows and our ability to make payments on our debt.

Our cash flows from container equipment, principally container rental revenue, management fee revenue, gain on sale of equipment portfolios, gain on disposition of used equipment and commissions earned on the sale of equipment on behalf of equipment investors, are affected significantly by the ability to collect payments under leases and the ability to replace cash flows from terminating leases by re-leasing or selling equipment on favorable terms. All of these factors are subject to external economic conditions and the performance by lessees and service providers that are not within our control.

In addition, when lessees default, we may fail to recover all of our equipment, and the equipment we do recover may be returned in damaged condition or to locations where we will not be able to efficiently re-lease or sell the equipment.  As a result, we may have to repair and reposition the equipment to other places where we can re-lease or sell it,  and we may lose revenue and incur additional operating expenses in repossessing, repositioning and storing the equipment.

We believe that the risk of lessee defaults remains high. Excess vessel capacity over the last several years has led to low ocean freight rates, which has resulted in large financial losses for certain carriers. For example, Hanjin Shipping Co. Ltd (Hanjin), the world’s 7th largest container shipping line, declared bankruptcy on August 31, 2016, and a second major shipping line entered into restructuring negotiations with its creditors, which was successfully completed in 2016. We expect excess vessel capacity to persist and freight rates to remain under pressure, which could adversely affect the credit worthiness of our customers. The Hanjin bankruptcy resulted in us recording bad debt expense of $2.5 million and an impairment charge of $2.0 million in 2016. Additional large lessee default could have a material adverse effect on our business, financial condition, results of operations and cash flow.

We maintain insurance to reimburse the Company and third-party investors for customer defaults. The insurance agreements are subject to deductibles of $3.0 million or $3.5 million per occurrence, depending on the customer’s credit rating, and have significant exclusions and, therefore, may not be sufficient to prevent us from suffering material losses. In 2016, we filed a significant insurance claim as a result of the Hanjin bankruptcy. As a result of this claim, our level of insurance cover in 2017 has been reduced to $8.0 million per occurrence and $13.0 million in aggregate. Additional insurance claims made by the Company may result in such insurance not being available to us in the future on commercially reasonable terms, or at all.

We may incur additional asset impairment charges and depreciation expense.

We incurred a charge of $24.5 million in 2015 to impair the carrying value of certain off-lease equipment. Additional asset impairment charges may result from the occurrence of unexpected adverse events or management decisions that impact our estimates of expected cash flows generated from our long-lived assets. We review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We may be required to recognize additional asset impairment charges in the future as a result of prolonged reductions in demand for specific container types, an extended weak economic environment, persistent challenging market conditions, events related to particular customers or asset type, or as a result of asset or portfolio sale decisions by management. If an asset, or group of assets, is considered to be impaired, it may also indicate that the residual value of the associated equipment type needs to be reduced. We reduced the residual value for 40-foot high cube dry van containers from $1,650 to $1,400 per container, effective July 1, 2016, which resulted in an increase in depreciation expense of $5.4 million for 2016. If residual values of our rental equipment are lowered further, then our depreciation expense will increase, which would have an adverse impact on our business, financial condition and results of operations.

We derive a substantial portion of our revenue from a limited number of container lessees. The loss of, or reduction in business by, any of these container lessees, or a default from any large container lessee, could result in a significant loss of revenue and cash flow.

We have derived, and believe that we will continue to derive, a significant portion of our revenue and cash flow from a limited number of container lessees. Revenue from our ten largest container lessees represented 41.5% of total revenue for the year ended December 31, 2016, with revenue from our single largest container lessee accounting for 10.8%, or $31.7 million. As our business grows, and as consolidation continues among our shipping line customers, we expect the proportion of revenue generated by our larger customers to continue to increase. The loss of such a customer would have a material adverse impact on our business, financial condition, results of operations and cash flows. In addition, a default by any of our largest lessees would result in a major reduction in our leasing revenue, large repossession expenses, potentially large lost equipment charges and a material adverse impact on our performance and financial condition.

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

We primarily lease containers to container shipping lines. The container shipping lines have historically relied on a large number of leased containers to satisfy their needs. Consolidation of major container shipping lines, such as between Cosco and China Shipping Container Lines, that occurred in 2016, or the creation of additional operating alliances between shipping lines, could create efficiencies and decrease the demand that container shipping lines have for leased containers because they may be able to fulfill a larger portion of their needs through their owned container fleets. It could also create concentration of credit risk if the number of our container lessees decreases due to consolidation. Additionally, large container shipping lines with significant resources could choose to manufacture their own containers, which would decrease their demand for leased containers and could have an adverse impact on our business, financial condition, results of operations and cash flows.  Finally, decreased demand from shipping companies for leased containers could also occur due to consolidation caused by the financial failure of container shipping companies, such as the bankruptcy of Hanjin during 2016.

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

We rely on continued demand from our customers to lease our railcars. Demand for railcars depends on the markets for our customers’ products and services and the strength and growth of their businesses. Some of our customers operate in cyclical markets, such as the steel, chemical, energy and construction industries, which are susceptible to macroeconomic downturns and may experience significant changes in demand over time. Weakness in certain sectors of the economy in the United States and other parts of the world may make it more difficult for us to lease certain types of railcars that are either returned at the end of a lease term or returned as a result of a customer bankruptcy or default.

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

A significant decrease in lease renewals by our customers could negatively impact operations and substantially increase our costs.

Decreases in customer demand for our railcars could increase the number of leases that are not renewed upon expiration, resulting in the early return of railcars. Railcars that are returned by our customers often must undergo maintenance and service work before being leased to new customers. A significant increase in the number of railcars requiring maintenance may negatively affect our operations and substantially increase maintenance and other related costs. In addition, low demand for certain types of railcars in our fleet may make those railcars more difficult to lease to new customers if they are returned at the end of their existing leases or following a customer default, which could negatively affect our results of operations.

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

We enter long-term railcar purchase commitments that could subject us to material operational and financial risks.

In order to obtain committed access to a supply of newly built railcars on competitive terms, we sometimes enter into long-term supply agreements with manufacturers to purchase significant numbers of newly built railcars over a multi-year period. In many cases, we cannot cancel or materially reduce our orders under these purchase commitments. If economic conditions weaken during the term of a long-term supply agreement, it is possible that we may be required to continue to accept delivery of, and pay for, new railcars at times when it may be difficult for us to lease such railcars and our financing costs may be high, which could negatively affect our revenues and profitability. For example, in 2015 and 2016 we entered into agreements with two U.S. railcar manufacturers to purchase 2,740 new railcars over a three year period. As of December 31, 2016 we had purchased 1,208 railcars under these agreements at a cost of $79.9 million. Due to a weak and highly competitive railcar leasing environment, 679 of these cars currently remain off-lease. Under the same agreements, we have commitments to spend $100.0 million in 2017 and $72.0 million in 2018. We intend to place all of these railcars on multi-year leases, but if we are not able to do so at rates that are sufficient to earn a return on our investment, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Changes in railroad efficiency may adversely affect demand for our railcars.

Railroad infrastructure investments that improve efficiency or declines in rail traffic due to decreased demand could increase the average speed at which railroads can operate their trains, which may reduce the number of railcars needed for railroads to haul the same amount of cargo. Adverse weather conditions, railroad mergers, and increase in rail traffic could result in slower transit times making rail transportation less attractive to shippers versus other modes of transport. In each case, these changes could reduce demand for our railcars and negatively impact revenue and our result of operations.

We are subject to extensive environmental regulations and the costs of remediation may be material.

We are subject to extensive federal, state, and local environmental laws and regulations concerning, among other things, the discharge of hazardous materials. Under some environmental laws in the United States, the owner of a leased railcar may be liable for environmental damage, cleanup or other costs in the event of a spill or discharge of material from a railcar without regard to the owner’s fault. We routinely assess environmental liabilities, including our potential obligations and the possible amount of recoveries from other responsible parties. Due to the regulatory complexities and the potential liability for the operations of our lessees, it is possible environmental and remediation costs could adversely affect our financial performance.

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

We derive a substantial portion of our revenue from a limited number of railcar lessees. The loss of, or reduction in business by, any of these railcar lessees, or a default from any large railcar lessee, could result in a significant loss of revenue and cash flow.

We have derived, and believe that we will continue to derive, a significant portion of our revenue and cash flow from a limited number of railcar lessees. Revenue from our ten largest railcar lessees represented 6% of total revenue for the year ended December 31, 2016, with revenue from our single largest railcar lessee accounting for 2%, or $4.6 million. The loss of such a customer would have a material adverse impact on our business, financial condition, results of operations and cash flows. In addition, a default by any of our largest railcar lessees would result in a major reduction in our leasing revenue, large repossession expenses, potentially large lost equipment charges and a material adverse impact on our performance and financial condition.

Lessee defaults may adversely affect our business, results of operations and financial condition by decreasing revenue and increasing storage, repositioning, collection and recovery expenses.

Our railcar equipment is leased to numerous lessees. Lessees are required to pay rent and indemnify us for damage to or loss of equipment. Lessees may default in paying rent and performing other obligations under their leases. A delay or diminution in amounts received under the leases, or a default in the performance of maintenance or other lessee obligations under the leases could adversely affect our business, financial condition, results of operations and cash flows and our ability to make payments on our debt.

Our cash flows from railcar equipment, principally railcar rental revenue, are affected significantly by the ability to collect payments under leases and the ability to replace cash flows from terminating leases by re-leasing or selling equipment on favorable terms. All of these factors are subject to external economic conditions and the performance by lessees and service providers that are not within our control.

In addition, when lessees default, we may fail to recover all of our equipment, and the equipment we do recover may be returned in damaged condition or to locations where we will not be able to efficiently re-lease or sell the equipment. As a result, we may have to repair and reposition the equipment to other places where we can re-lease or sell it, and we may lose revenue and incur additional operating expenses in repossessing, repositioning and storing the equipment.

We maintain insurance to reimburse the Company for customer defaults. The insurance agreements are subject to deductibles of $3.0 million per occurrence and have significant exclusions and, therefore, may not be sufficient to prevent us from suffering material losses. Our level of insurance cover in 2017 is $8.0 million per occurrence and $13.0 million in aggregate. Additional insurance claims made by the Company may result in such insurance not being available to us in the future on commercially reasonable terms, or at all.

Certain liens may arise on our equipment.

Depot operators and repairmen may come into possession of our equipment from time to time and have sums due to them from lessees or sub-lessees of equipment. In the event of nonpayment of those charges by lessees or sub-lessees, we may be delayed in, or entirely barred from, repossessing equipment, or be required to make payments or incur expenses to discharge liens on our equipment.

Risk Related to Logistics

Because we depend on railroads for our operations, our operating results and financial condition are likely to be adversely affected by any reduction or deterioration in rail service.

We depend on the major railroads in the United States for virtually all of the intermodal services we provide. In many markets, rail service is limited to one or two railroads. Consequently, a reduction in, or elimination of, rail service to a particular market is likely to adversely affect our ability to provide intermodal transportation services to some of our customers. In addition, the railroads are relatively free to adjust shipping rates up or down as market conditions permit. Rate increases would result in higher intermodal transportation costs, reducing the attractiveness of intermodal transportation compared to truck or other transportation modes, which could cause a decrease in demand for our services. Further, our ability to continue to expand our intermodal transportation business is dependent upon the railroads’ ability to increase capacity for intermodal freight and provide consistent and reliable service. Our business could also be adversely affected by a work stoppage at one or more railroads or by adverse weather conditions or other factors that hinder the railroads’ ability to provide reliable transportation services. In the past, there have been service issues when railroads have merged. As a result, we cannot predict what effect, if any, further consolidations among railroads may have on intermodal transportation services or our results of operations.

Because our relationships with the major railroads are critical to our ability to provide intermodal transportation services, our business may be adversely affected by any change to those relationships.

We have important relationships with certain major U.S. railroads. To date, the railroads have chosen to rely on us, other IMCs and other intermodal competitors to market their intermodal services rather than fully developing their own marketing capabilities. If one or more of the major railroads were to decide to reduce their dependence on us, the volume of intermodal shipments we arrange would likely decline, which could adversely affect our results of operations and financial condition.

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

Revenue from our ten largest customers represented 38.4% of logistics revenue for the year ended December 31, 2016. A reduction in or termination of our services by such customers could have a material adverse effect on our revenue and business.

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

We have a significant amount of indebtedness and we intend to borrow additional amounts under our credit facilities to purchase equipment and make acquisitions and other investments. We expect that we will maintain a significant amount of indebtedness on an ongoing basis. As of December 31, 2016, our total outstanding debt was $1,487.2 million. Interest expense on such debt will be $9.9 million per quarter for 2017, assuming floating interest rates remain consistent with those as of December 31, 2016. There is no assurance that we will be able to refinance our outstanding indebtedness when it becomes due, or, if refinancing is available, that it can be obtained on terms that we can afford.

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

Our ability to make payments on and repay our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. As of December 31, 2016, our total outstanding debt was $1,487.2 million. Interest expense on such debt will be $9.9 million per quarter in 2017, assuming floating interest rates remain consistent with those at December 31, 2016. These amounts will increase to the extent we borrow additional funds. It is possible that:

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

•enter into new lines of business;

•issue capital stock of our subsidiaries (except to the Company);

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

Terrorist attacks and the threat of such attacks have contributed to economic instability in the United States and elsewhere, and further acts or threats of terrorism, violence, war or hostilities could similarly affect world trade and the industries in which we and our customers operate. In addition, terrorist attacks or hostilities may directly impact ports, depots, our facilities or those of our suppliers or customers, and could impact our sales and our supply chain. A severe disruption to the worldwide ports system and flow of goods could result in a reduction in the level of international trade and lower demand for our equipment or services.  Any of these events could also negatively affect the economy and consumer confidence, which could cause a downturn in the transportation industry. The consequence of any terrorist attacks or hostilities are unpredictable, and we may not be able to foresee events that could have an adverse effect on our operations

It is also possible that our equipment could be involved in a terrorist attack. Although our lease agreements require our lessees to indemnify us against all damages arising out of the use of our containers, and we carry insurance to potentially offset any costs in the event that our customer indemnifications prove to be insufficient, our insurance does not cover certain types of terrorist attacks, and we may not be fully protected from liability of the reputational damage that could arise from a terrorist attack which utilizes one of our containers.

Our operations could be affected by natural or man-made events in the locations in which we or our customers or suppliers operate.

We have operations in locations subject to severe weather conditions, natural disasters, the outbreak of contagious disease, or man-made incidents such as chemical explosions, any of which could disrupt our operations. In addition, our suppliers and customers also have operations in such locations. For example, in 2015, a chemical explosion and fire in the port of Tianjin, China damaged or destroyed a small number of our containers and disrupted operations in the port. Similarly, outbreaks of pandemic or contagious diseases, such as H1N1 (swine) flu and the Ebola virus, could significantly reduce the demand for international shipping or could prevent our containers from being discharged in the affected areas or in other locations after having visited the affected areas. Any future natural or man-made disasters or health concerns in the world where we have business operations could lead to disruption of the regional and global economies, which could result in a decrease in demand for leased containers.

We may be affected by market or regulatory responses to climate change.

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

Most of our revenues and costs are billed in U.S. dollars. Our operations and used equipment sales in locations outside of the U.S. have some exposure to foreign currency fluctuations, and trade growth and the direction of trade flows can be influenced by large changes in relative currency values. In addition, most of our container equipment fleet is manufactured in China. Although the purchase price is in U.S. dollars, our manufacturers pay labor and other costs in the local currency, the Chinese yuan. To the extent that our manufacturers’ costs increase due to changes in the valuation of the Chinese yuan, the dollar price we pay for equipment could be affected. Adverse or large exchange rate fluctuations may negatively affect our financial condition, results of operations and cash flows.

Risks Related to our Stock

Our stock price has been volatile and may remain volatile.

The trading price of our common stock may be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, new products or services by us or our competitors, general conditions in the shipping industry and the intermodal equipment sales and leasing markets, changes in earnings estimates by analysts, or other events or factors which may or may not be under our control. Broad market fluctuations may adversely affect the market price of our common stock. Since the initial public offering of our stock at $15.00 per share on May 16, 2007, the market price of our stock has fluctuated significantly from a high of $30.28 per share to a low of $2.12  per share through  March 1,  2017. Since the trading volume on our stock is modest on a daily basis, shareholders may experience difficulties in liquidating our stock. Factors affecting the trading price of our common stock may include:

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

•the size of our public float;

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

Based upon beneficial ownership as of December 31, 2016, Mr. Ogawa beneficially owns 20.4% of our outstanding common stock. As a result, he may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, he may have the ability to control the management and affairs of our company. Mr. Ogawa may have interests that are different from yours. For example, he may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of us or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock. In addition, as Chairman of our Board of Directors, Mr. Ogawa may influence decisions to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

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

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

Office Locations.  As of December 31, 2016, we operated our business in 23 offices in 13 different countries including the U.S. We have 10 offices in the U.S. including our headquarters in San Francisco, California. We have 13 offices outside the U.S., including offices operated by third-party corporate service providers in Bermuda and Luxembourg. In addition, we have agents in Asia, Europe, South Africa, and South America. Our headquarters is used for our container leasing, rail leasing and logistics segments. Our offices in Everett, Eatontown, Portland, Tampa, Jacksonville, Knoxville Milan and Kennesaw are used for our logistics segment operations. Each one of our other offices is used for our container leasing segment. All of our offices, except those operated by third party corporate service providers, are leased.

The following table summarizes our office locations as of December 31, 2016:

Office Locations – U.S.

San Francisco, CA (Headquarters)

Charleston, SC

Everett, WA

Eatontown, NJ

Portland, OR

Tampa, FL

Jacksonville, FL

Knoxville, TN

Milan, TN

Kennesaw, GA

Office Locations – International

Brentwood, United Kingdom

St. Michael, Barbados

Antwerp, Belgium

Hong Kong

Singapore

Delmenhorst, Germany

Hamburg, Germany

Tokyo, Japan

Kuala Lumpur, Malaysia

Taipei, Taiwan

Luxembourg

Hamilton, Bermuda

Sydney, Australia

ITEM 3: LEGAL PROCEEDINGS

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

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “CAI.” The following table reflects the range of high and low sales prices of our common stock, as reported on the NYSE in each quarter of the years ended December 31, 2016 and 2015:

	High	Low
2016:
Fourth Quarter	$10.32	$6.81
Third Quarter	$9.19	$7.59
Second Quarter	$10.36	$6.92
First Quarter	$10.15	$4.86

2015:
Fourth Quarter	$12.36	$8.71
Third Quarter	$20.87	$9.82
Second Quarter	$25.54	$20.40
First Quarter	$25.70	$20.25

As of March 1, 2017, there were 38 registered holders of record of the common stock and 2,275 beneficial holders, based on information obtained from our transfer agent.

Dividends

We have never declared or paid dividends on our capital stock. Our board of directors may consider adopting a dividend policy in the future. Any determinations by us to pay cash dividends on our common stock in the future will be based primarily upon our financial condition, results of operations, business requirements, tax considerations and our board of directors’ continuing determination that the declaration of dividends under the dividend policy are in the best interests of our stockholders and are in compliance with all laws and agreements applicable to the dividend program. In the absence of such a policy, we intend to retain future earnings to finance the operation and expansion of our business, and to repurchase our common stock.  Our financing arrangements also contain restrictions on our ability to pay cash dividends and repurchase our common stock.

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2016—October 31, 2016	—	$—	—	806,388
November 1, 2016—November 30, 2016	236	9.04	—	806,388
December 1, 2016—December 31, 2016 2014	—	—	—	806,388
Total	236	$9.04	—	806,388

(1)During the three months ended December 31, 2016, we withheld 236 shares of common stock, at an average price of $9.04 per share, to satisfy tax obligations of certain of our employees upon the vesting of restricted stock awards.

(2)On December 14, 2015, we announced that our Board of Directors had approved the repurchase of up to one million shares of our outstanding common stock. On February 4, 2016, our Board of Directors approved a one million share increase in the previously approved share repurchase plan, bringing the total authorized for repurchase to two million shares of outstanding common stock. The repurchase plan does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. As of December 31, 2016, approximately 0.8 million shares remained available for repurchase under our share repurchase plan.

Performance Graph

The graph below compares cumulative shareholder returns on our common stock as compared with the Russell 2000 Stock Index and the Dow Jones Transportation Stock Index for the period from December 31, 2011 to December 31, 2016. The graph assumes an investment of $100 as of December 31, 2011. The stock performance shown on the performance graph below is not necessarily indicative of future performance.

200
175
150
125
100
75
50
25
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
CAI International, Inc.
Russell 2000 Index
Dow Jones Transportation Index

		Returns as of December 31,
Company/Index	Dec. 31, 2011	2012	2013	2014	2015	2016

CAI International, Inc.	$100	$142	$152	$150	$65	$56
Russell 2000 Index	100	115	157	163	153	183
Dow Jones Transportation Index	100	106	147	182	150	180

ITEM 6: SELECTED FINANCIAL DATA

The selected financial data presented below have been derived from our audited consolidated financial statements and give effect to the correction of errors detailed in Note 2(b) to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10K. In addition to the adjustments made to net interest expense and net income in the years ended December 31, 2015 and 2014 as detailed in Note 2(b) to our Consolidated Financial Statements, net interest expense increased by $0.5 million and $0.1 million, and net income decreased by $0.5 million and $0.1 million, for the years ended December 31, 2013 and 2012, respectively.

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

Consolidated Statement of Operations Data

	Year Ended December 31,
	2016	2015	2014	2013	2012
(Dollars in thousands, except per share data)

Revenue
Container lease income	$200,186	$217,505	$210,756	$197,360	$157,603
Rail lease income	30,490	17,433	10,336	7,179	2,972
Logistics revenue	61,536	11,502	-	-	-
Management fee revenue	2,142	3,227	6,497	7,866	12,094
Gain on sale of equipment portfolios	-	-	-	-	1,256
Total revenue	294,354	249,667	227,589	212,405	173,925

Operating expenses
Depreciation of rental equipment	104,877	113,590	77,976	67,109	48,352
Storage, handling and other expenses	35,862	30,194	26,043	19,257	9,402
Logistics transportation costs	51,980	10,172	-	-	-
Loss (gain) on sale of used rental equipment	12,671	654	(6,522)	(7,356)	(12,445)
Administrative expenses	35,678	27,617	26,538	24,628	25,560
Total operating expenses	241,068	182,227	124,035	103,638	70,869

Operating income	53,286	67,440	103,554	108,767	103,056

Other expenses
Net interest expense	42,754	36,271	35,592	36,477	28,842
Other expenses	654	182	773	1,190	170
Total other expenses	43,408	36,453	36,365	37,667	29,012

Net income before income taxes and
non-controlling interest	9,878	30,987	67,189	71,100	74,044
Income tax expense	3,844	4,252	7,191	7,057	9,818

Net income	6,034	26,735	59,998	64,043	64,226
Net income attributable to non-controlling interest	37	134	111	594	816
Net income attributable to CAI common stockholders	$5,997	$26,601	$59,887	$63,449	$63,410

	Year Ended December 31,
	2016	2015	2014	2013	2012
Net income per share attributable to CAI
common stockholders
Basic	$0.31	$1.28	$2.89	$2.86	$3.25
Diluted	$0.31	$1.27	$2.83	$2.80	$3.18

Weighted average shares outstanding
Basic	19,318	20,773	20,732	22,157	19,495
Diluted	19,393	20,988	21,155	22,672	19,945

Other Financial Data
EBITDA (unaudited)(1)	$159,274	$181,359	$181,910	$176,502	$151,821
Purchase of equipment	251,165	389,331	307,283	312,144	524,354
Net proceeds from sale of equipment portfolios	-	-	-	-	10,320

Consolidated Balance Sheet Data

	As of December 31,
	2016	2015	2014	2013	2012
(Dollars in thousands)

Cash*	$52,326	$59,765	$62,053	$54,994	$22,047
Rental equipment, net	1,807,010	1,748,211	1,564,777	1,465,092	1,210,234
Net investment in direct finance leases	100,541	103,368	94,964	81,208	85,554
Total assets	2,055,934	1,973,585	1,784,018	1,662,615	1,377,662
Debt	1,476,026	1,419,809	1,253,633	1,125,553	947,136
Total liabilities	1,598,430	1,513,480	1,342,032	1,248,021	1,030,872
Total CAI stockholders' equity	457,504	459,182	441,197	414,000	346,790
*Includes restricted cash of $6,192, $7,212, $8,232, $9,253 and $4,376 and cash owned by variable interest entities of $30,449, $35,106,
$26,011, $14,600 and $3,695 at December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

Selected Operating Data (unaudited):
Owned container fleet in TEUs (2)	921,694	984,085	934,101	860,729	704,417
Managed container fleet in TEUs (2)	162,582	198,093	235,538	283,725	359,133
	1,084,276	1,182,178	1,169,639	1,144,454	1,063,550

Owned container fleet in CEUs (3)	1,014,078	1,029,117	961,244	903,713	745,966
Managed container fleet in CEUs (3)	146,258	177,958	214,432	262,071	331,017
	1,160,336	1,207,075	1,175,676	1,165,784	1,076,983

Owned railcar fleet in units	6,459	5,096	2,361	1,804	1,456

Percentage of on-lease container fleet on long-term leases (4)	75%	74%	73%	75%	71%
Percentage of on-lease container fleet on short-term leases (4)	16%	17%	20%	20%	23%
Percentage of on-lease container fleet on finance leases	9%	9%	7%	5%	6%
	100%	100%	100%	100%	100%

Average container fleet utilization in TEUs (5)	92.4%	91.8%	91.5%	91.8%	94.2%
Average container fleet utilization in CEUs (6)	92.8%	92.5%	92.3%	92.7%	94.7%
Average railcar fleet utilization (7)	95.7%	96.6%	95.9%	94.1%	81.6%

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

 The following table provides a reconciliation of EBITDA to net income, the most comparable performance measure under GAAP (in thousands):

	Year Ended December 31,
	2016	2015	2014	2013	2012
Net income attributable to CAI common stockholders	$5,997	$26,601	$59,887	$63,449	$63,410
Net interest expense	42,754	36,271	35,998	37,585	28,842
Depreciation	105,236	114,003	78,451	67,631	48,849
Amortization of intangible assets	1,443	232	383	780	902
Income tax expense	3,844	4,252	7,191	7,057	9,818
EBITDA	$159,274	$181,359	$181,910	$176,502	$151,821

(2)Reflects the total number of TEUs in our managed or owned equipment fleet, as applicable, as of the end of the period indicated, including units for sale and units we have purchased but held at the manufacturer.

(3)Reflects the total number of CEUs in our managed or owned equipment fleet, as applicable, as of the end of the period indicated, including units for sale and units we have purchased but held at the manufacturer.

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

(7)Reflects the average number of units in our railcar fleet on lease as a percentage of total units available for lease. In calculating units available for lease, we exclude units for sale and units held at the manufacturer that we have purchased. If new railcars not yet leased are included in the total railcar fleet, railcar fleet utilization would be 86.4% for the year ended December 31, 2016.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations give effect to the correction of errors detailed in Note 2(b) to our consolidated financial statements and should be read in conjunction with those consolidated financial statements and related notes thereto, included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those contained in or implied by any forward-looking statements. See “Special Note Regarding Forward-Looking Statements.” Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Item 1A. “Risk Factors.”

Unless the context requires otherwise, references to “CAI,” the “Company,” “we,” “us” or “our” in this Annual Report on Form 10-K refer to CAI International, Inc. and its subsidiaries.

Overview

We are one of the world’s leading transportation finance and logistics companies. We purchase equipment,  primarily intermodal shipping containers and railcars, which we lease to our customers. We also manage equipment for third-party investors. In operating our fleet, we lease, re-lease and dispose of equipment and contract for the repair, repositioning and storage of equipment.  We also provide domestic and international logistics services. As of December 31, 2016, our container fleet comprised 1,160,336 CEUs, 87% of which represented our owned fleet and 13% of which represented our managed fleet.  In addition, we also own 6,459 railcars, which we lease within North America.

In July 2015, we purchased ClearPointt, an intermodal logistics company focused on the domestic intermodal market, for approximately $4.1 million. ClearPointt is headquartered in Everett, Washington.

In February 2016, we purchased Challenger, an NVOCC, for approximately $10.8 million. Challenger is headquartered in Eatontown, New Jersey.

In June 2016, we purchased Hybrid, asset light truck brokers, for approximately $12.0 million. Hybrid is headquartered in Portland, Oregon.

Our revenue comprises container lease income and rail lease income from our owned container and railcar fleets, management fee income for managing containers for third-party investors, and logistics revenue for the provision of logistics services.

Our container and rail lease income from our owned fleets depends primarily upon a combination of: (1) the number of units in our owned fleet; (2) the utilization level of equipment in our owned fleet; and (3) the per diem rates charged under each equipment lease. The same factors in our managed fleet affect the amount of our management fee income. The number of CEUs in our fleet varies over time as we purchase new equipment based on prevailing market conditions during the year and sell used equipment to parties in the secondary resale market.

Key Metrics

Utilization. We measure container utilization on the basis of the average number of TEUs and CEUs on lease expressed as a percentage of our total container fleet available for lease. We measure railcar utilization on the basis of the average number of railcars on lease expressed as a percentage of our total railcar fleet available for lease. In both cases, we calculate the total fleet available for lease by excluding new units that have been manufactured for us but either remain at the manufacturer or have not yet entered their first lease, and off-hire units that are likely to be sold. Our utilization is primarily driven by the overall level of equipment demand, the location of our available equipment and the quality of our relationships with equipment lessees. The location of available equipment is critical because equipment available in high-demand locations is more readily leased and is typically leased on more favorable terms than equipment available in low-demand locations.

The equipment leasing market is highly competitive. As such, our relationships with our equipment lessees are important to ensure that container shipping lines continue to select us as one of their providers of leased equipment.  Our average container fleet utilization rate in CEUs for the year ended December 31, 2016 was  92.8% compared to 92.5%  and 92.3% for the years ended December 31, 2015 and 2014, respectively. The slight increase in our average fleet utilization from 2015 is primarily attributable to an increase in the volume of off-lease containers sold during 2016 and an increase in demand for leased containers towards the end of 2016.  Our average railcar fleet utilization rate for the year ended December 31, 2016 was 95.7% compared to 96.6% and 95.9% for the years ended December 31, 2015 and 2014, respectively. If new railcars not yet leased are included in the total railcar fleet, railcar fleet utilization would be 86.4% for the year ended December 31, 2016. Our utilization rate may increase or decrease depending on future global economic conditions and the additional supply of new equipment.

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

Container Lease Income. We generate container lease income by leasing our owned containers primarily to container shipping lines. Approximately 90% of our container lease income is derived from rental of containers.  Container lease income is comprised of monthly lease payments due under the lease agreements together with payments for other charges set forth in the leases, such as handling fees, drop-off charges and repair charges. A small percentage of our owned container fleet is subject to finance leases. Under a finance lease, the lessee’s payments consist of principal and interest components. The interest component is recognized as finance lease income. Lessees under our finance leases have the substantive risks and rewards of equipment ownership and may have the option to purchase the equipment at the end of the lease term for a nominal amount.

Rail Lease Income. We generate rail lease income by leasing our railcars primarily for the transport of industrial goods, materials and other products on railroad tracks throughout North America. Rail lease income is comprised of monthly lease payments due under the lease agreements. Lease income may be based on a fixed monthly rate or may be recognized on an hourly or mileage basis. None of our railcars are subject to finance leases.

Logistics Revenue. We generate logistics revenue by arranging for the movement of our customers’ freight through our network of transportation carriers and equipment providers. Revenue is comprised of the gross price charged to our customers.

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

Operating Expenses

Our operating expenses include transportation costs, depreciation of rental equipment, storage, handling and other expenses applicable to our owned equipment,  and administrative expenses.

We depreciate our containers on a straight line basis over a period ranging from 12 to 15 years to a fixed estimated residual value depending on the type of container (see Note 2(e) in our consolidated financial statements included in this Annual Report on Form 10-K). We regularly assess both the estimated useful life of our containers and the expected residual values, and, when warranted, adjust our depreciation estimate accordingly. Railcar equipment is depreciated over its estimated useful life of 43 years to its estimated residual value using the straight line method. Depreciation expense for rental equipment will vary over time based upon the size of our owned rental equipment fleet and the purchase price of new equipment. If our rental equipment is impaired, the equipment is written-down to its fair value and the amount of the write-down is recorded in depreciation expense.

Storage, handling and other expenses are operating costs of our owned rental equipment fleet. Storage and handling expenses occur when lessees drop off equipment at depots at the end of a lease. Storage and handling expenses vary significantly by location. Other expenses include repair expenses, which are the result of normal wear and tear on the equipment, and repositioning expenses, which are incurred when we contract to move equipment from locations where our inventories exceed actual or expected demand to locations with higher demand. Storage, handling and other expenses are directly related to the number of units in our owned fleet and inversely related to our utilization rate for those units: as utilization increases, we typically have lower storage, handling and repositioning expenses.

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

Results of Operations

The following table summarizes our results of operations for the three years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenue
Container lease income	$200,186	$217,505	$210,756
Rail lease income	30,490	17,433	10,336
Logistics revenue	61,536	11,502	-
Management fee revenue	2,142	3,227	6,497
Total revenue	294,354	249,667	227,589

Operating expenses
Depreciation of rental equipment	104,877	113,590	77,976
Storage, handling and other expenses	35,862	30,194	26,043
Logistics transportation costs	51,980	10,172	-
Loss (gain) on sale of used rental equipment	12,671	654	(6,522)
Administrative expenses	35,678	27,617	26,538
Total operating expenses	241,068	182,227	124,035

Operating income	53,286	67,440	103,554

Other expenses
Net interest expense	42,754	36,271	35,592
Other expense	654	182	773
Total other expenses	43,408	36,453	36,365

Net income before income taxes and non-controlling interest	9,878	30,987	67,189
Income tax expense	3,844	4,252	7,191

Net income	6,034	26,735	59,998
Net income attributable to non-controlling interest	37	134	111
Net income attributable to CAI common stockholders	$5,997	$26,601	$59,887

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenue. The following discussion explains the significant changes in the composition of our total revenue for the year ended December 31, 2016 compared to the year ended December 31, 2015:

Container Lease Income. Container lease income decreased $17.3 million, or 8%, to $200.2 million for the year ended December 31, 2016, from $217.5 million for the year ended December 31, 2015.  While the average number of CEUs of on-lease owned containers remained relatively consistent between the two periods, there was a $14.0 million decrease in rental revenue resulting from a 5% decrease in average owned container per diem rental rates, and a decrease of $3.6 million reflecting lost revenue related to the bankruptcy of Hanjin during the year ended December 31, 2016. The reduction in average container per diem rental rates has been caused by competitive market pressure, as well as our investment in used containers through sale and leaseback transactions and the acquisition of container portfolios from our managed fleet. Used containers are purchased at a lower price, and command a lower per diem rental rate, than new containers. Approximately 28% of our investment in containers during the last twelve months was in used containers.

New container prices declined through 2015, reaching a low point in the first quarter of 2016. This was primarily due to a drop in steel prices, and led to decreases in container per diem rates. Demand for new containers also softened, primarily due to economic conditions in China, resulting in a decline in container rental revenue that may continue in future periods. As a result of conditions in the container market, we invested more heavily in railcars during 2016 and expect our revenues in this business to grow in future periods.

Rail Lease Income. Rail lease income increased $13.1 million, or 75%, to $30.5 million for the year ended December 31, 2016, from $17.4 million for the year ended December 31, 2015,  primarily as a result of a 74% increase in the average size of our on-lease railcar fleet during the last twelve months. The average lease income per railcar has also increased as new railcars, which command higher per diem rental rates than used railcars, now form a larger percentage of the fleet.

Logistics Revenue. Logistics revenue increased $50.0 million, or 435%, to $61.5 million for the year ended December 31, 2016, from $11.5 million for the year ended December 31, 2015, mainly attributable to the acquisition of Challenger in February 2016 and Hybrid in June 2016.

Management Fee Revenue. Management fee revenue for the year ended December 31, 2016 was $2.1 million, a decrease of $1.1 million, or 34%, from $3.2 million for the year ended December 31, 2015, primarily due to a 21% reduction in the size of the on-lease managed container fleet and a decrease of 15% in average per diem rates in our managed fleet for the year ended December 31, 2016 compared to the year ended December 31, 2015, partially offset by a non-recurring charge of $0.8 million recorded during the year ended December 31, 2015, related to an adjustment of prior period management fees.

The size of our managed fleet has decreased in the past several years as older equipment has been sold and market conditions have favored the purchase of container portfolios from our managed container fleet rather than establishing new portfolios. We continue to believe that the management of equipment for third party investors is beneficial to our company and we will continue to pursue those opportunities. At the same time, based on market conditions, we intend to continue to pursue the purchase of container portfolios if attractive opportunities present themselves. Consequently, market conditions will dictate whether there will be net additions or subtractions from our managed fleet.

Expenses.  The following discussion explains the significant changes in expenses for the year ended December 31, 2016 compared to the year ended December 31, 2015:

Depreciation of Rental Equipment. Depreciation of rental equipment decreased by $8.7 million, or 8%, to $104.9 million for the year ended December 31, 2016, from $113.6 million for the year ended December 31, 2015. This decrease was primarily attributable to a $24.5 million impairment charge recorded during 2015 for certain off-lease containers,  partially offset by an increase of $5.4 million as a result of a decrease in our estimate of residual value for 40-foot high cube dry van containers (see Critical Accounting Policies and Estimates below), a $2.0 million impairment charge, net of insurance recoveries, related to estimated irrecoverable equipment on lease to Hanjin, a $3.1 million impairment charge recorded during the year for certain off-lease damaged containers that we intend to sell, and an increase of $4.5 million in depreciation attributable to CAI Rail, reflecting the increase in size of our railcar fleet.

Storage, Handling and Other Expenses. Storage, handling and other expenses increased by $5.7 million, or 19%, to $35.9 million for the year ended December 31, 2016, from $30.2 million for the year ended December 31, 2015.  The increase was primarily attributable to a $3.1 million increase in storage costs and a $2.0 million increase in handling and positioning fees, both caused by the average volume of off-lease and for sale owned container equipment increasing by 24% compared to the prior year. In addition, repair costs in the railcar business increased by $0.4 million as a result of the increase in the size of the rail fleet.

Logistics Transportation Costs. Transportation costs increased by $41.8 million, or 411%, to $52.0 million for the year ended December 31, 2016, from $10.2 million for the year ended December 31, 2015, mainly attributable to the acquisition of Challenger in February 2016 and Hybrid in June 2016.

Loss on Sale of Used Rental Equipment.  Loss on sale of used rental equipment increased $12.0 million to a loss of $12.7 million for the year ended December 31, 2016, from a loss of $0.7 million for the year ended December 31, 2015.  While we sold approximately 62% more used containers compared to prior year, there was a reduction of 21% in the average sale price per unit, reflecting the decline in new equipment prices during the past year,  and an increase of 205% in the average loss per unit. The loss on sale has also been impacted by the strengthening of the U.S. dollar compared to other currencies, particularly the Euro.

Administrative Expenses.  Administrative expenses increased by $8.1 million, or 29%, to $35.7 million for the year ended December 31, 2016, from $27.6 million for the year ended December 31, 2015.  The increase was primarily a result of $9.6 million of administrative expenses incurred by our newly acquired logistics businesses and $2.5 million of bad debt expense incurred during the year related to the bankruptcy of Hanjin. There were also  higher employee-related costs as a result of an increase in headcount, particularly in our logistics business.  The increases were partially offset by a $3.8 million credit related to an adjustment to our estimated contingent consideration related to our acquisitions.

Net Interest Expense. Net interest expense of $42.8 million for the year ended December 31, 2016 increased $6.5 million, or 18%, from $36.3 million for the year ended December 31, 2015. The increase in net interest expense was due primarily to an increase in our average loan principal balance as we continue to increase our borrowings to finance our acquisition of additional rental equipment, particularly in our rail business, and an increase in the average interest rate on our outstanding debt.

Other Expense.  Other expense of $0.7 million for the year ended December 31, 2016 increased $0.5 million, or 260%, from $0.2 million for the year ended December 31, 2015.  The increase was attributable to a loss on foreign exchange of $0.7 million for the year ended December 31, 2016. Gains and losses on foreign currency primarily occur when foreign denominated financial assets and liabilities are either settled or re-measured in U.S. dollars. The loss on foreign exchange for the year ended December 31, 2016 was primarily the result of movements in the U.S. dollar exchange rate against the Euro.

Income Tax Expense. Income tax expense of $3.8 million for the year ended December 31, 2016 decreased  $0.4 million, or 10%, from $4.3 million for the year ended December 31, 2015. The effective tax rate for the year ended December 31, 2016 was 39% compared to an effective tax rate of 14% for the year ended December 31, 2015. The increase in rate is primarily attributable to the increase in the proportion of the railcar fleet’s pretax income, all of which is U.S. income, combined with a decrease in pretax income in lower tax jurisdictions that has led to a corresponding increase in the proportion of pretax income generated in higher tax jurisdictions. Net income was also impacted by our determination that foreign tax credits arising from the sale of a subsidiary could not be utilized, resulting in a non-cash tax charge of $1.4 million during the year. Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K includes a reconciliation between the tax expense calculated at the statutory U.S. income tax rate and the actual tax expense for the years ended December 31, 2016 and 2015.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenue. The following discussion explains the significant changes in the composition of our total revenue for the year ended December 31, 2015 compared to the year ended December 31, 2014:

Container Lease Income. Container lease income increased $6.7 million, or 3%, to $217.5 million for the year ended December 31, 2015, from $210.8 million for the year ended December 31, 2014. This was primarily due to a $9.8 million increase in rental revenue attributable to a 5% increase in the average number of CEUs of owned containers on lease and a $0.6 million increase in finance lease income, reflecting the additional finance leases entered into during 2015, partially offset by a $6.1 million decrease in revenue resulting from a 3% decrease in average owned container per diem rental rates. We made investments in containers during the year ended December 31, 2015 which increased the average size of the owned fleet by 7%, although the impact on rental revenue was partially offset by a slight reduction in the utilization of our owned fleet, on a CEU basis, from 93.7% in the year ended December 31, 2014 to 93.4% in the year ended December 31, 2015. The reduction in average container per diem rental rates has been caused by competitive market pressure, as well as our investment in used containers through sale and leaseback transactions and the acquisition of container portfolios from our managed fleet. Used containers are purchased at a lower price, and command a lower per diem rental rate, than new containers. Approximately 15% of our investment in containers during 2015 was in used containers.

Rail Lease Income. Rail lease income increased $7.1 million, or 69%, to $17.4 million for the year ended December 31, 2015, from $10.3 million for the year ended December 31, 2014, primarily as a result of a 69% increase in the average size of our railcar fleet during 2015.

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

Loss (gain) on Sale of Used Rental Equipment. Loss on sale of used rental equipment increased $7.2 million to a loss of $0.7 million for the year ended December 31, 2015, a 110% increase from a gain of $6.5 million for the year ended December 31, 2014. The increase has primarily been caused by a reduction in average sale price, reflecting the decline in new equipment prices, as well as the impact of the strengthening of the dollar compared to other currencies. Included in the loss on sale of used rental equipment for the year ended December 31, 2015 was a gain of $1.6 million arising from the sale of newly manufactured railcars, and a loss of $0.9 million due to the write-off of equipment on lease to customers that is unlikely to be recovered.

Administrative Expenses. Administrative expenses increased by $1.1 million, or 4%, to $27.6 million for the year ended December 31, 2015, from $26.5 million for the year ended December 31, 2014. The increase was primarily a result of higher employee-related costs as a result of an increase in headcount, particularly in our Rail and Logistics businesses.

Net Interest Expense. Net interest expense of $36.3 million for the year ended December 31, 2015 increased $0.7 million, or 2%, from $35.6 million for the year ended December 31, 2014. The increase in net interest expense was due primarily to an increase in our average loan principal balance as we increased our borrowings to finance our acquisition of additional rental equipment, partially offset by a reduction in the average interest rate on outstanding debt.

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

Income Tax Expense. Income tax expense of $4.3 million for the year ended December 31, 2015 decreased $2.9 million from $7.2 million for the year ended December 31, 2014. The effective tax rate for the year ended December 31, 2015 was 14% compared to an effective tax rate of 11% for the year ended December 31, 2014. The increase in rate is primarily attributable to the growth of our railcar fleet during 2015 and a $24.5 million impairment charge recognized in the year. The increase in the proportion of our railcar fleet combined with a decrease of pretax income in lower tax jurisdictions due to the impairment charge led to a corresponding increase in the proportion of pretax income generated in higher tax jurisdictions, and resulted in an increase in the effective tax rate. Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K includes a reconciliation between the tax expense calculated at the statutory U.S. income tax rate and the actual tax expense for the years ended December 31, 2015 and 2014. Foreign tax differentials for those years of $7.7 million and $18.0 million, respectively, are the primary reasons for the effective tax rates in both years being below the statutory U.S. rate.

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

Revolving Credit Facilities

(i)  On March 15, 2013, we entered into the Third Amended and Restated Revolving Credit Agreement, as amended, with a consortium of banks to finance the acquisition of container rental equipment and for general working capital purposes. As of December 31, 2016, the maximum commitment under our revolving credit facility was $775.0 million, which may be increased to a maximum of $960.0 million under certain conditions described in the agreement. As of December 31, 2016, we had an outstanding balance of $526.0 million and availability of $248.9 million under our revolving credit facility (net of $0.1 million in letters of credit), subject to our ability to meet the collateral requirements under the agreement governing the facility. Based on the borrowing base and collateral requirement at December 31, 2016, the borrowing availability under the revolving credit facility was $65.1 million, assuming no additional contribution of assets. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

There is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The revolving credit facility provides that swing line loans (short-term borrowings of up to $25.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $30.0 million in the aggregate) will be available to us. These credit commitments are part of, and not in addition to, the maximum credit commitment. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar Rate loans as defined in the revolving credit facility. Interest rates are based on LIBOR for Eurodollar loans and Base Rate for Base Rate loans. As of December 31, 2016 the average interest rate on our revolving credit facility was 2.5%. The revolving credit facility will mature in March 2020.

We use the revolving credit facility primarily to fund the purchase of containers and for general working capital needs. As of December 31, 2016, we had commitments to purchase $17.0 million of containers and had rental equipment payable of $12.2 million. We have typically used our cash flow from operations and the proceeds from sales of equipment portfolios to third-party investors to repay our revolving credit facility. As we expand our owned fleet, our revolving credit facility balance will be higher and will result in higher interest expense.

(ii)  On October 22, 2015, we entered into the Second Amended and Restated Revolving Credit Agreement for CAI Rail with a consortium of banks, pursuant to which the prior revolving credit facility was amended. As of December 31, 2016, the maximum credit commitment under the revolving line of credit was $500.0 million. CAI Rail’s revolving credit facility may be increased up to a maximum of $700.0 million, in accordance with the terms of the agreement. Borrowings under this revolving credit facility bear interest at a variable rate. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar Rate loans, as defined in the revolving credit agreement.  Interest rates are based on LIBOR for Eurodollar loans and Base Rate for Base Rate loans. As of December 31, 2016, the average interest rate under the agreement was 2.4%.

As of December 31, 2016, the outstanding balance under CAI Rail’s revolving credit facility was $223.5 million. As of December 31, 2016, we had $276.5 million in availability under the facility, subject to our ability to meet the collateral requirements under the agreement governing the facility. Based on the borrowing base and collateral requirements at December 31, 2016, the borrowing availability under the credit facility was $2.6 million, assuming no additional contribution of assets. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default. The revolving credit facility for CAI Rail matures in October 2020.

We use the revolving credit facility primarily to fund the purchase of railcars. As of December 31, 2016,  in addition to a rental equipment payable of $13.0 million, we had commitments to purchase $172.5 million of railcars; $100.4 million in the twelve months ending December 31, 2017 and  $72.1 million in the twelve months ending December 31, 2018.

(iii)  On September 23, 2016, we entered into a Revolving Credit Agreement for CAI International GmbH with a financial institution to finance the acquisition of rental equipment. As of December 31, 2016, the maximum credit commitment under the revolving credit facility was EUR 25.0 million. Borrowings under this revolving credit facility bear interest at a variable rate. Interest rates are based on EURIBOR. As of December 31, 2016, we had not drawn on the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default. The revolving credit facility matures in September 2020.

Term Loan Facilities

(i)  On March 22, 2013, we entered into a $30.0 million five-year term loan agreement with Development Bank of Japan (DBJ). The loan is payable in 19 quarterly installments of $0.5 million starting July 31, 2013 and a final payment of $21.5 million on April 30, 2018. The loan bears a variable interest rate based on LIBOR. As of December 31, 2016, the loan had a balance of $23.7 million and an average interest rate of 2.9%.

(ii)  On December 20, 2010, we entered into a term loan agreement with a consortium of banks. Under this loan agreement, we were eligible to borrow up to $300.0 million, subject to certain borrowing conditions, which amount is secured by certain assets of our wholly-owned foreign subsidiaries. The loan agreement provides for an amortizing facility with a term of six years. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the term loan agreement. The loan bears a variable interest rate based on LIBOR for Eurodollar loan, and Base Rate for Base Rate loans.

On March 28, 2013, the term loan agreement was amended which reduced the principal balance of the loan from $249.4 million to $125.0 million through payment of $124.4 million from the proceeds of the $229.0 million fixed-rate asset-backed notes issued by the Company’s indirect wholly-owned subsidiary, CAL Funding II Limited (CAL II) (see paragraph (ii) of Asset-Backed Notes below).

On October 1, 2014, we entered into an amended and restated term loan agreement with a consortium of banks, pursuant to which the prior loan agreement was refinanced. The amended and restated term loan agreement, which contains similar terms to the prior loan agreement, was amended to, among other things: (a) reduce the borrowing rates from LIBOR plus 2.25% to LIBOR plus 1.6% (per annum) for Eurodollar loans, (b) increase the outstanding loan commitment from $115.0 million to $150.0 million, (c) extend the maturity to October 1, 2019, and (d) revise certain of the covenants and restrictions under the prior loan agreement to provide us with additional flexibility. As of December 31, 2016, the term loan had a balance of $129.8 million and an average interest rate of 2.3%.

(iii)  On April 11, 2012, we entered into a term loan agreement with a consortium of banks. The agreement, as amended, provided for a five-year term loan of up to $142.0 million, subject to certain borrowing conditions, which amount was secured by certain of our assets.

On June 30, 2016, we entered into an amended and restated term loan agreement, pursuant to which the prior loan agreement was amended, restated and refinanced. The amended and restated term loan agreement, which contains similar terms to the prior loan agreement, was amended to, among other things: (a) provide us with the ability to increase the commitments under the facility to a maximum of $100.0 million, subject to certain conditions, (2) extend the maturity date to June 30, 2021, and (c) revise certain of the covenants and restrictions under the prior agreement to provide us with additional flexibility. The term loan’s outstanding principal is amortized quarterly, with quarterly payments equal to 1.75% multiplied by the original outstanding principal. The amended and restated term loan agreement bears a variable interest rate based on LIBOR for Eurodollar loans and Base Rate for base rate loans. As of December 31, 2016, the loan had a balance of $96.5 million and an interest rate of 2.5%.

(iv)  On December 22, 2015, we entered into a $20.0 million five-year term loan agreement for CAI Rail with a financial institution. The term loan’s outstanding principal bears interest at a fixed rate of 3.4% per annum and is amortized quarterly. Any unpaid principal and interest is due and payable on December 22, 2020. The proceeds from the term loan were primarily used to repay outstanding amounts under CAI Rail’s revolving credit facility. As of December 31, 2016, the loan had a balance of $18.9 million.

(v)  On August 30, 2016, we entered into a term loan agreement of up to $100.0 million with a consortium of banks for the acquisition of railcars, subject to certain borrowing conditions, which is secured by certain of our railcars and other assets. The loan agreement is an amortizing facility with a term of five years. Borrowings under the loan bear interest at a fixed rate as specified in the applicable term note entered into at the time a draw is made under the loan agreement. Principal and interest on the borrowings are payable monthly during the five-year term of the note. At closing of the loan agreement, we made a draw of $50.0 million on the facility at a fixed interest rate of 3.6% per annum. Any unpaid principal and interest is due on August 30, 2021. As of December 31, 2016, the loan had a balance of $49.1 million.

Asset-Backed Notes

(i)  On October 18, 2012, CAL II issued $171.0 million of 3.47% fixed rate asset-backed notes (Series 2012-1 Asset-Backed Notes). Principal and interest on the Series 2102-1 Asset-Backed Notes is payable monthly commencing on November 26, 2012, and the Series 2012-1 Asset-Backed Notes mature in October 2027. The proceeds from the Series 2012-1 Asset-Backed Notes were used to repay part of the Company’s borrowings under its senior revolving credit facility. The Series 2012-1 Asset-Backed Notes had a balance of $99.8 million as of December 31, 2016.

(ii)  On March 28, 2013, CAL II issued $229 million of 3.35% fixed rate asset-backed notes (Series 2013-1 Asset-Backed Notes). Principal and interest on the Series 2013-1 Asset-Backed Notes are payable monthly commencing on April 25, 2013, and the Series 2013-1 Asset-Backed Notes mature in March 2028. The proceeds from the new Series 2013-1 Asset-Backed Notes were used partly to reduce the balance of the Company’s term loan with a consortium of banks as described in paragraph (ii) of Term Loan Facilities above, and to partially pay down the Company’s senior revolving credit facility. The Series 2013-1 Asset-Backed Notes had a balance of  $143.1 million as of December 31, 2016.

The agreements under each of the asset-backed notes described above require the Company to maintain a restricted cash account to cover payment of the obligations. As of December 31, 2016, the restricted cash account had a balance of $6.2 million.

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

The Notes bear interest at 4.9% per annum, due and payable semiannually on March 13 and September 13 of each year, commencing on March 13, 2013. In addition, CAL is required to make certain principal payments on March 13 and September 13 of each year, commencing on March 13, 2013. Any unpaid principal and interest is due and payable on September 13, 2022. As of December 31, 2016, the Notes had a balance of $71.1 million.

On June 25, 2014, one of our Japanese investor funds that is consolidated by us as a VIE (see Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K) entered into a term loan agreement with a bank. Under the terms of the agreement, the Japanese investor fund entered into two loans; a five year, amortizing loan of $9.2 million at a fixed interest rate of 2.7%, and a five year, non-amortizing loan of $1.6 million at a variable interest rate based on LIBOR. The debt is secured by assets of the Japanese investor fund, and is subject to certain borrowing conditions set out in the loan agreement. As of December 31, 2016, the term loans held by the Japanese investor fund totaled $5.8 million and had an average interest rate of 2.5%.

As of December 31, 2016, we had collateralized financing obligations totaling $100.0 million (see Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K). The obligations had an average interest rate of 1.1% as of December 31, 2016 with maturity dates between March 2017 and September 2019.

Our term loans, senior secured notes, asset-backed notes, collateralized financing obligations and term loans held by VIEs are secured by specific pools of rental equipment and other assets owned by the Company, the underlying leases thereon and the Company’s interest in any money received under such contracts.

In addition to customary events of default, our revolving credit facilities and term loans contain restrictive covenants, including limitations on certain liens, indebtedness and investments.  In addition, all of our debt facilities contain various restrictive financial and other covenants.  The financial covenants in our debt facilities require us to maintain (1) a consolidated funded debt to consolidated tangible net worth ratio of no more than 3.75:1.00, and in the case of our asset-backed notes, of no more than 4.50:1:00; and (2) a fixed charge coverage ratio of at least 1.20:1.00, and in the case of our asset-backed notes, of at least 1.10:1.00. As of December 31, 2016, we were in compliance with all of our debt covenants.

Under certain conditions, as defined in our credit agreements with our banks and/or note holders, we are subject to certain cross default provisions that may result in an acceleration of principal repayment under these credit facilities if an uncured default condition were to exist. Our asset-backed notes are not subject to any such cross default provisions.

Cash Flow

The following table sets forth certain cash flow information for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net income	$6,034	$26,735	$59,998
Adjustments to income	123,222	120,634	79,689
Net cash provided by operating activities	129,256	147,369	139,687
Net cash used in investing activities	(181,600)	(305,248)	(225,355)
Net cash provided by financing activities	46,599	156,536	95,142
Effect on cash of foreign currency translation	(674)	75	(1,394)
Net (decrease) increase in cash	(6,419)	(1,268)	8,080
Cash at beginning of period	52,553	53,821	45,741
Cash at end of period	$46,134	$52,553	$53,821

Operating Activities Cash Flows

Net cash provided by operating activities of $129.2 million for the year ended December 31, 2016, decreased $18.1 million from $147.4 million for the year ended December 31, 2015. The decrease was due to a $21.1 million decrease in net income as adjusted for depreciation,  amortization and other non-cash items,  and  a decrease of $3.0 million in our net working capital adjustments. The decrease in net income as adjusted for non-cash items was primarily due to a $20.7  million decrease in net income, an  $8.8 million decrease in depreciation expense, a $3.8 million reduction in contingent consideration and a $3.8 million decrease in deferred income taxes, partially offset by an increase of $12.0 million in loss on sale of used rental equipment and a $2.7 million increase in bad debt expense as a result of the Hanjin bankruptcy. Net working capital used in operating activities of $1.8 million during the year ended December 31, 2016, was due to a $1.8 million increase in accounts receivable, primarily caused by an increase in rail and logistic billings and the timing of receipts, a $2.7 million increase in prepaid expenses and other assets, primarily due to an insurance receivable related to the Hanjin bankruptcy, and a $2.1 million decrease in unearned revenue,  partially offset by an increase of $3.6 million in accounts payable, accrued expenses and other current liabilities, primarily caused by the timing of payments, and a $1.3 million increase in due to container investors.

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

Investing Activities Cash Flows

Net cash used in investing activities decreased $123.6 million to $181.6 million for the year ended December 31, 2016 from $305.2 million for the year ended December 31, 2015. The decrease in cash usage was primarily attributable to a  $138.2 million decrease in the purchase of rental equipment, partially offset by an increase of $11.5 million for the acquisition of our new logistics companies and a $2.5 million decrease in receipt of principal payments from direct financing leases.

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

Financing Activities Cash Flows

Net cash provided by financing activities of $46.6 million for the year ended December 31, 2016 decreased $109.9 million compared to the year ended December 31, 2015, primarily as a result of lower net borrowings being required to finance the acquisition of rental equipment. During the year ended December 31, 2016, our net cash inflow from borrowings was $56.3 million compared to $167.0 million for the year ended December 31, 2015, reflecting a decrease in investment in rental equipment during 2016 compared to 2015. The decrease was also attributable to a decrease of $4.7 million in proceeds received from the exercise of stock options, partially offset by a decrease of $3.8 million used to repurchase our stock pursuant to our previously announced stock repurchase plan.

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

Stock Repurchase Plan

On December 14, 2015, we announced that our Board of Directors had approved the repurchase of up to one million shares of our outstanding common stock. On February 4, 2016, the Company’s Board of Directors approved a one million share increase in the previously approved share repurchase program bringing the total authorized for repurchase to two million shares of our outstanding common stock. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs and other factors. Stock repurchases may be made in the open market, block trades or privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. During the year ended December 31, 2016, we repurchased and retired 1,104,312 shares of our common stock at a weighted-average price of $8.29 per share for an aggregate price of approximately $9.2 million excluding related commission charges, under our publicly-announced repurchase plan. As of December 31, 2016, approximately 0.8 million shares remained available for repurchase under our share repurchase plan.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments by due date as of December 31, 2016 (in thousands):

	Payments Due by Period
		Less than	1-2	2-3	3-4	4-5	More than
	Total	1 year	years	years	years	years	5 years
Total debt obligations:
Revolving credit facilities	$749,500	$-	$-	$-	$749,500	$-	$-
Term loans	317,901	21,663	41,904	122,899	25,300	106,135	-
Senior secured notes	71,105	6,110	6,110	6,110	6,110	6,110	40,555
Asset-backed notes	242,875	40,000	40,000	40,000	40,000	40,000	42,875
Collateralized financing obligations	100,039	28,693	22,683	48,663	-	-	-
Term loans held by VIE	5,828	2,287	1,829	1,712	-	-	-
Interest on debt and capital lease obligations (1)	135,433	39,934	35,893	33,753	16,928	6,147	2,778
Rental equipment payable	25,207	25,207	-	-	-	-	-
Rent, office facilities and equipment	2,381	1,590	416	375	-	-	-
Equipment purchase commitments	189,496	117,433	72,063	-	-	-	-
Total contractual obligations	$1,839,765	$282,917	$220,898	$253,512	$837,838	$158,392	$86,208

(1)Our estimate of interest expense commitment includes $62.3 million relating to our revolving credit facilities, $27.7 million relating to our term loans, $16.0 million relating to our senior secured notes, $25.4 million relating to our asset backed notes, $3.9 million relating to our collateralized financing obligations,  and $0.2 million related to our term loans held by VIEs. The calculation of interest commitment related to our debt assumes the following weighted average interest rates as of December 31, 2016:  revolving credit facilities, 2.5%;  term loans, 2.7%; senior secured notes, 4.9%; asset backed notes, 3.4%; collateralized financing obligations, 1.1%; and term loans held by VIEs, 2.5%. These calculations assume that interest rates will remain at the same level over the next five years. We expect that interest rates will vary over time based upon fluctuations in the underlying indexes upon which these interest rates are based.

See Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K for a description of the terms of our revolving credit facilities, term loans, asset based notes and capital lease obligations.

Off-Balance Sheet Arrangements

As of December 31, 2016, we had no off-balance sheet arrangements or obligations other than noted below. An off-balance sheet arrangement includes any contractual obligation, agreement or transaction arrangement involving an unconsolidated entity under which we would have: (1) retained a contingent interest in transferred assets; (2) an obligation under derivative instruments classified as equity; (3) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing, hedging or research and development services with us; or (4) made guarantees.

We transferred ownership of certain equipment to Japanese container funds which were established by Japan Investment Adviser Co., Ltd. (JIA) and CAIJ, Inc. (CAIJ). Prior to April 2016, CAIJ was an 80%-owned subsidiary of CAI with the remaining 20% owned by JIA. Prior to the purchase of equipment from us, the Japanese container funds received contributions from unrelated Japanese investors, under separate Japanese investment agreements allowed under Japanese commercial laws. The contributions were used to purchase equipment from us. Under the terms of the agreements, the Japanese container funds managed each of the investments but were able to outsource all or part of each operation to a third party. Pursuant to its services agreements with investors, the Japanese container funds outsourced the general management of their operations to CAIJ. The Japanese container funds also entered into management service agreements and financing arrangements whereby we manage the leasing activity of equipment owned by the Japanese container funds. The profit or loss from each investment will substantially belong to each respective investor, except with respect to certain financing arrangements where the terms of the transaction provide us with an option to purchase the equipment at a fixed price. If we decide to exercise our purchase options and resell the equipment to a third party, we would realize any profit or loss from the sale. See Notes 4 and 15 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Container and Rail Lease Income. We recognize revenue from operating leases of our owned equipment as earned over the term of the lease. Where minimum lease payments vary over the lease term, revenue is recognized on a straight-line basis over the term of the lease. We recognize revenue on a cash basis for certain railcar leases that are billed on an hourly or mileage basis through a third-party railcar manager. Finance lease income is recognized using the effective interest method, which generates a constant rate of interest over the period of the lease. We cease recognition of lease revenue if and when a lessee defaults in making timely lease payments or we otherwise determine that future lease payments are not likely to be collected from the lessee. Our determination of the collectability of future lease payments is made by management on the basis of available information, including the current creditworthiness of lessees, historical collection results and review of specific past due receivables. If we experience unexpected payment defaults from our lessees, we will cease accruing rental revenue as earned and will recognize revenue as cash is received.

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

Logistics Revenue.  Our logistics business derives its revenue from three principal sources: (1) truck brokerage services, (2) intermodal transportation services, and (3) international ocean freight and freight forwarding services. We recognize logistics revenue when these services are provided to our customers. For truck brokerage services, revenue is recognized when delivery has been completed. Intermodal transportation services can take a longer time to complete; for any such services not completed at the end of a reporting period, we use a percentage of completion method to allocate the appropriate revenue to each separate reporting period using relative transit time.  We provide international freight forwarding services as an indirect carrier, sometimes referred to as a Non-Vessel Operating Common Carrier (NVOCC). When we act as an NVOCC with respect to shipments of freight, a House Ocean Bill of Lading (HOBL) is typically issued to the customer. Based upon the terms in the contract of carriage (the HOBL), revenue and purchased transportation costs for these shipments are recognized at the time the freight departs the terminal of origin which is when the customer is billed.

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

Rental Equipment

Container

We purchase new container equipment from container manufacturers for the purpose of leasing such equipment to customers. We also purchase used container equipment through sale-leaseback transactions with our customers, or equipment that was previously owned by one of our third party investors. Used equipment is typically purchased with an existing lease in place.

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

After we conducted our regular depreciation policy review, we concluded that a change in the estimated residual value for 40-foot high cube dry van containers from $1,650 to $1,400 per container, effective July 1, 2016, was appropriate. The change increased our depreciation expense by $5.4 million, decreased net income by $5.2 million, and decreased diluted earnings per share by $0.27 for the year ended December 31, 2016.

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

The sale-related unit proceeds by dry van container category that we considered as of December 31, 2016 are shown below:

Category	3-year Avg.	5-year Avg.	7-year Avg.	11-year Avg.
20-ft. standard dry van containers	$957	$1,076	$1,125	$1,109
40-ft. standard dry van containers	1,172	1,332	1,396	1,358
40-ft. high cube dry van containers	1,189	1,346	1,438	1,454

Our residual value estimates ($1,050 for a 20-ft. dry van, $1,300 for a 40-ft. dry van, and $1,400 for a 40-ft. high cube dry van) are lower in each instance than the historical averages, with the exception of the 3-year average for all equipment types and the 5-year average for 40-ft. high cube dry vans. While we experienced losses when selling certain of these assets during 2015 and 2016, we do not adjust long-term residual value estimates based on short-term data points, such as current year sale results and the 3-year average shown above, as we do not believe they are indicative of a change in the long-term market value for these containers. We regularly review this data and update our analysis, and will make further revisions to residual value estimates as and when conditions warrant.

The largest segment of our non-dry van container fleet consists of 20-ft. refrigerated containers and 40-ft. high cube refrigerated containers. We regularly review the residual value estimates associated with our refrigerated containers. Given the specific nature of these assets and the lower volumes of containers that are sold each year in the secondary market, there is less variability in asset pricing. Similar to our dry van containers, we evaluate the relationship between sales prices and residual values over a long-term horizon. When measured at December 31, 2016, sales proceeds for 20-ft. refrigerated and 40-ft. high cube refrigerated containers averaged $3,180 and $4,052, respectively, over the prior 3-year period, and $3,219 and $4,098, respectively, over the prior 5-year period. We excluded 7-year and 11-year historical averages from our analysis as we do not have a long enough history of sales for refrigerated containers. The current residual values for 20-ft. refrigerated and 40-ft. high cube refrigerated containers are set at $2,750 and $3,500, respectively. Based on the data trends, we believe that the residual value estimates for our refrigerated containers are appropriate and do not warrant revision.

We continuously monitor disposal prices across our entire portfolio for indications of a deeper, more sustained market downturn. We will adjust our residual value estimates as and when conditions warrant.

The estimated useful lives and residual values for the majority of our container equipment purchased new from the factory are as follows:

		Depreciable Life
	Residual Value	in Years
20-ft. standard dry van container	$1,050	13.0
40-ft. standard dry van container	$1,300	13.0
40-ft. high cube dry van container	$1,400	13.0
20-ft. refrigerated container	$2,750	12.0
40-ft. high cube refrigerated container	$3,500	12.0

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

Rail

 Railcar equipment is recorded at original cost and depreciated over its estimated useful life of 43 years to its estimated residual value of $8,700 using the straight-line method. We determine the useful life based on our estimate of the period over which the asset will generate revenue. Residual value is based on the average estimated scrap value of our railcars. We periodically review the appropriateness of our estimates of useful life and residual value based on changes in economic circumstances and other factors.

Our railcars may undergo refurbishment and upgrade programs to, for example, extend their useful life, meet higher car classification grades, enter new product or service segments, increase the tonnage carried, or to achieve higher utilization. If the cost incurred for such a program is in excess of $5,000 per car, the costs are capitalized.

Normal repairs and maintenance associated with our railcar assets are expensed as incurred.

Impairment of Long-Lived Assets

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

When testing for impairment, equipment is generally grouped by equipment type,  and is tested separately from other groups of assets and liabilities. Potential impairment exists when the estimated future undiscounted cash flows generated by an asset group, comprised of lease proceeds and residual values, less related operating expenses, are less than the carrying value of that asset group. If potential impairment exists, the equipment is written down to its fair value. In determining the fair value of an asset group, we consider market trends, published value for similar assets, recent transactions of similar assets and in certain cases, quotes from third party appraisers. During the year ended December 31, 2015, our annual impairment review resulted in a charge for certain off-lease containers of $24.5 million, which is included in depreciation expense in our consolidated statement of income. No impairment charges were recorded in 2016 and 2014 as a result of our annual review.

Consolidation of Container Funds

We regularly perform a review of our container fund arrangements with investors to determine whether or not we have a variable interest in the fund and if the fund is a variable interest entity (VIE). If it is determined that we do not have a variable interest in the fund, further analysis is not required and we do not consolidate the fund. If it is determined that we do have a variable interest in the fund and the fund is a VIE, further analysis is performed to determine if we are the primary beneficiary of the VIE and meet both of the following criteria under FASB ASC Topic 810, Consolidation:

•we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and

•we have the obligation to absorb losses of the VIE that could be potentially significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

If in our judgment we meet both of the above criteria, we include the VIE’s financial statements in our consolidated financial statements as required under FASB ASC Topic 810,  Consolidation.

We currently enter into two types of container fund arrangements with investors which are reviewed under FASB ASC Topic 810, Consolidation. These arrangements include container funds that we manage for investors and container funds that have entered into financing arrangements with investors. Several of the funds that we manage, and all of the funds under financing arrangements, are Japanese container funds that were established under separate investment agreements allowed under Japanese commercial laws. Each of the funds is financed by unrelated Japanese third party investors. (See Notes 4 and 15 to our consolidated financial statements included in this Annual Report on Form 10-K).

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

Recent Accounting Pronouncements.

In August 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, and proceeds from the settlement of insurance claims, among others. In November 2016, the FASB also issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which will require that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Companies will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. ASU 2016-15 and ASU 2016-18 are effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted, provided that all of the amendments are adopted in the same period, and must be applied using a retrospective transition method. We are currently evaluating the potential impact the adoption of the standard will have on our consolidated statements of cash flows.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. ASU 2016-09 changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statements of cash flows. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the potential impact the adoption of the standard will have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). Under ASU 2016-02, lessors will account for leases using an approach that is substantially equivalent to existing U.S. GAAP for sales-type leases, direct financing leases and operating leases. In addition, lessors would be precluded from recognizing selling profit and revenue at lease commencement for any sales-type or direct finance lease that does not transfer control of the underlying asset to the lessee. For lessees, both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a lease liability on balance sheet, with an exception for leases that commence at or near the end of the underlying asset’s economic life. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The new guidance must be adopted using a modified retrospective transition. We are currently evaluating the potential impact the adoption of the standard will have on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which requires companies to present all deferred tax assets and liabilities as noncurrent on the balance sheet. We early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. No prior periods were retrospectively adjusted, and adoption did not have an impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03).  The new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the accounting treatment for debt discounts. We adopted ASU 2015-03 effective January 1, 2016. Adoption of the guidance resulted in the reclassification of unamortized debt issuance costs of $11.2 million and $11.8 million as of December 31, 2016 and 2015, respectively, from prepaid expenses and other current assets to a reduction of debt on our consolidated balance sheets.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendment to the Consolidation Analysis (ASU 2015-02). The new guidance changes (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the VIE characteristics for a limited partnership or similar entity, and (3) the primary beneficiary determination. The guidance is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. We adopted ASU 2015-02 effective January 1, 2016, and adoption had no impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which supersedes previous revenue recognition guidance. ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable revenue to recognize over each identified performance obligation. Additional disclosures will be required to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. We are currently evaluating the impact of adopting this new guidance on our consolidated financial statements.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in foreign exchange rates and interest rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Foreign Exchange Rate Risk. Although we have significant foreign-based operations, the U.S. dollar is our primary operating currency. Thus, most of our revenue and expenses are denominated in U.S. Dollars. We have equipment sales in British Pound Sterling, Euros and Japanese Yen and incur overhead costs in foreign currencies, primarily in British Pound Sterling and Euros. During the year ended December 31, 2016, the U.S. Dollar increased in value in relation to other major foreign currencies (such as the Euro and British Pound Sterling). The increase in the value of the U.S. Dollar has decreased our revenues and expenses denominated in foreign currencies. The increase in the value of the U.S. Dollar relative to foreign currencies will also result in U.S. dollar denominated assets held at some of our foreign subsidiaries to increase in value relative to the foreign subsidiaries’ local currencies. For the year ended December 31, 2016, we recognized a loss on foreign exchange of $0.7 million. A 10% change in foreign exchange rates would not have a material impact on our business, financial position, results of operations or cash flows.

Interest Rate Risk. The nature of our business exposes us to market risk arising from changes in interest rates to which our variable-rate debt is linked. As of December 31, 2016, the principal amount of debt outstanding under variable-rate revolving credit facilities was $749.5 million. In addition, at December 31, 2016 we had balances on our variable rate term loans of $250.0 million, and $5.8 million of variable rate loans held by a VIE. The average interest rate on our variable rate debt was 2.5% as of December 31, 2016 based on LIBOR plus a margin based on certain conditions.

A 1.0% increase or decrease in underlying interest rates for these obligations will increase or decrease interest expense by approximately $10.0  million annually assuming debt remains constant at December 31, 2016 levels.

We do not currently participate in hedging, interest rate swaps or other transactions to manage the market risks described above.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and financial statement schedule are contained in Item 15 of this Annual Report on Form 10-K, and are incorporated herein by reference. See Part IV, Item 15(a) for an index to the consolidated financial statements and supplementary data.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon their evaluation of these disclosure controls and procedures, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Management has excluded Challenger and Hybrid from its assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting, as of December 31, 2016, as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission. Challenger was acquired by the Company during the first quarter of 2016 and represented 2% and 0.6%, respectively, of total revenue and total assets of the related consolidated financial statement amounts as of and for the year ended December 31, 2016. Hybrid was acquired by the Company during the second quarter of 2016 and represented 9% and 0.9%, respectively, of total revenue and total assets of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.

Changes in Internal Control Over Financial Reporting

As a result of the Challenger and Hybrid acquisitions, we commenced a project to evaluate the processes and procedures of Challenger and Hybrid’s internal control over financial reporting and incorporate Challenger and Hybrid’s internal control over financial reporting into our internal control over financial reporting framework. Except for the activities described above, there were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2016, our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has determined that our internal control over financial reporting is effective as of December 31, 2016.

Management has excluded Challenger Overseas LLC and Hybrid Logistics, Inc. from its assessment of internal control over financial reporting as of December 31, 2016, as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission. Challenger was acquired by the Company during the first quarter of 2016 and represented 2% and 0.6%, respectively, of total revenue and total assets of the related consolidated financial statement amounts as of and for the year ended December 31, 2016. Hybrid was acquired by the Company during the second quarter of 2016 and represented 9% and 0.9%, respectively, of total revenue and total assets of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.

KPMG LLP, the independent registered public accounting firm that audited our 2016 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CAI International, Inc.:

We have audited CAI International, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CAI International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CAI International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired Challenger Overseas LLC on February 12, 2016, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, Challenger Overseas LLC’s internal control over financial reporting which represented 2% and 0.6%, respectively, of total revenue and total assets of the related consolidated financial statement amounts of the Company as of and for the year ended December 31, 2016.  The Company acquired Hybrid Logistics, Inc. on June 1, 2016, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, Hybrid Logistic Inc.’s internal control over financial reporting which represented 9% and 0.9%, respectively, of total revenue and total assets of the related consolidated financial statement amounts of the Company as of and for the year ended December 31, 2016. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Challenger Overseas LLC and Hybrid Logistics, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CAI International, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and the related financial schedule II, and our report dated March 13, 2017 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

San Francisco, California
March 13, 2017

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference from our definitive proxy statement for our 2017 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2016.

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

ITEM 11: EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from our definitive proxy statement for our 2017 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2016.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference from our definitive proxy statement for our 2017 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2016.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from our definitive proxy statement for our 2017  Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2016.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference from our definitive proxy statement for our 2017 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2016.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements.

The following financial statements are included in Item 8 of this report:

(a)(2)Financial Statement Schedules.

The following financial statement schedule for the Company is filed as part of this report:

Schedule II—Valuation Accounts	92

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Consolidated Financial Statements or notes thereto.

(a)(3)List of Exhibits.

The exhibits set forth on the accompanying Exhibit Index immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.	93

ITEM 16:  FORM 10-K SUMMARY

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CAI International, Inc.:

We have audited the accompanying consolidated balance sheets of CAI International, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CAI International, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CAI International, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

7
/s/ KPMG LLP

San Francisco, California
March 13, 2017

CAI INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	December 31,	December 31,
	2016	2015 (1)
Assets
Current assets
Cash	$15,685	$17,447
Cash held by variable interest entities	30,449	35,106
Accounts receivable, net of allowance for doubtful accounts of $1,340
and $548 at December 31, 2016 and 2015, respectively	63,745	55,284
Current portion of direct finance leases	19,959	21,158
Prepaid expenses and other current assets	5,315	2,155
Total current assets	135,153	131,150
Restricted cash	6,192	7,212
Rental equipment, net of accumulated depreciation of $421,153
and $349,810 at December 31, 2016 and 2015, respectively	1,807,010	1,748,211
Net investment in direct finance leases	80,582	82,210
Goodwill	15,794	2,905
Intangible assets, net of accumulated amortization of $2,681
and $1,237 at December 31, 2016 and 2015, respectively	9,691	1,223
Furniture, fixtures and equipment, net of accumulated depreciation of $2,833
and $2,027 at December 31, 2016 and 2015, respectively	550	674
Other non-current assets	962	-
Total assets (2)	$2,055,934	$1,973,585

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$13,804	$11,962
Accrued expenses and other current liabilities	11,778	4,813
Due to container investors	7,077	5,801
Unearned revenue	10,613	11,990
Current portion of debt	95,527	169,249
Rental equipment payable	25,207	10,901
Total current liabilities	164,006	214,716
Debt	1,380,499	1,250,560
Deferred income tax liability	51,804	48,204
Other long term liabilities	2,121	-
Total liabilities (3)	1,598,430	1,513,480

Stockholders' equity
Common stock: par value $.0001 per share; authorized 84,000,000 shares; issued and outstanding
19,057,217 and 20,132,706 shares at December 31, 2016 and 2015, respectively	2	2
Additional paid-in capital	141,058	148,523
Accumulated other comprehensive loss	(8,132)	(7,922)
Retained earnings	324,576	318,579
Total CAI stockholders' equity	457,504	459,182
Non-controlling interest	-	923
Total stockholders' equity	457,504	460,105
Total liabilities and stockholders' equity	$2,055,934	$1,973,585

(1)	Amounts for the year ended December 31, 2015 have been restated for immaterial corrections of identified errors relating to prepaid loan fees (see Note 2 (b) “Correction of Immaterial Errors”).

(2)

Total assets at December 31, 2016 and December 31, 2015 include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash, $30,449  and $35,106; Net investment in direct finance leases, $7,331  and $1,915; and Rental equipment net of accumulated depreciation, $62,477  and $85,101, respectively.

(3)

Total liabilities at December 31, 2016 and December 31, 2015 include the following VIE liabilities for which the VIE creditors do not have recourse to CAI International, Inc.: Current portion of debt, $30,980 and $60,382; Debt, $74,887 and $59,445, respectively.

See accompanying notes to consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2016	2015 (1)	2014 (1)
Revenue
Container lease income	$200,186	$217,505	$210,756
Rail lease income	30,490	17,433	10,336
Logistics revenue	61,536	11,502	-
Management fee revenue	2,142	3,227	6,497
Total revenue	294,354	249,667	227,589

Operating expenses
Depreciation of rental equipment	104,877	113,590	77,976
Storage, handling and other expenses	35,862	30,194	26,043
Logistics transportation costs	51,980	10,172	-
Loss (gain) on sale of used rental equipment	12,671	654	(6,522)
Administrative expenses	35,678	27,617	26,538
Total operating expenses	241,068	182,227	124,035

Operating income	53,286	67,440	103,554

Other expenses
Net interest expense	42,754	36,271	35,592
Other expense	654	182	773
Total other expenses	43,408	36,453	36,365

Net income before income taxes and non-controlling interest	9,878	30,987	67,189
Income tax expense	3,844	4,252	7,191

Net income	6,034	26,735	59,998
Net income attributable to non-controlling interest	37	134	111
Net income attributable to CAI common stockholders	$5,997	$26,601	$59,887

Net income per share attributable to CAI common stockholders
Basic	$0.31	$1.28	$2.89
Diluted	$0.31	$1.27	$2.83

Weighted average shares outstanding
Basic	19,318	20,773	20,732
Diluted	19,393	20,988	21,155

(1)

Amounts for the years ended December 31, 2015 and 2014 have been restated for immaterial corrections of identified errors relating to prepaid loan fees (see Note 2 (b) “Correction of Immaterial Errors”).

See accompanying notes to consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2016	2015 (1)	2014 (1)

Net income	$6,034	$26,735	$59,998
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(815)	(2,245)	(3,321)
Comprehensive income	5,219	24,490	56,677
Comprehensive income attributable to non-controlling interest	37	134	111
Comprehensive income attributable to CAI common stockholders	$5,182	$24,356	$56,566

(1)

Amounts for the years ended December 31, 2015 and 2014 have been restated for immaterial corrections of identified errors relating to prepaid loan fees (see Note 2 (b) “Correction of Immaterial Errors”).

See accompanying notes to consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

				Accumulated
			Additional	Other		Non-
	Common Stock		Paid-In	Comprehensive	Retained	Controlling	Total
	Shares	Amount	Capital	Loss	Earnings (1)	Interest	Equity

Balances as of December 31, 2013	22,240	2	184,263	(2,356)	232,091	594	414,594
Net income	-	-	-	-	59,887	111	59,998
Foreign currency translation adjustment	-	-	-	(3,321)	-	-	(3,321)
Repurchase of common stock	(1,483)	-	(31,395)	-	-	-	(31,395)
Exercise of stock options	7	-	114	-	-	-	114
Stock based compensation - options	-	-	1,627	-	-	-	1,627
Stock based compensation - restricted stock	24	-	258	-	-	-	258
Excess tax benefit from share-based compensation awards	-	-	27	-	-	-	27
Contributions and other	-	-	-	-	-	84	84
Balances as of December 31, 2014	20,788	2	154,894	(5,677)	291,978	789	441,986
Net income	-	-	-	-	26,601	134	26,735
Foreign currency translation adjustment	-	-	-	(2,245)	-	-	(2,245)
Repurchase of common stock	(1,089)	-	(12,997)	-	-	-	(12,997)
Exercise of stock options	415	-	4,744	-	-	-	4,744
Stock based compensation - options	-	-	1,542	-	-	-	1,542
Stock based compensation - restricted stock	21	-	373	-	-	-	373
Excess tax benefit from share-based compensation awards	-	-	3	-	-	-	3
Payment of income tax withheld on vested restricted stock	(2)	-	(36)	-	-	-	(36)
Balances as of December 31, 2015	20,133	2	148,523	(7,922)	318,579	923	460,105
Net income	-	-	-	-	5,997	37	6,034
Foreign currency translation adjustment	-	-	-	(815)	-	-	(815)
Disposal of subsidiary	-	-	-	605	-	(960)	(355)
Repurchase of common stock	(1,104)	-	(9,176)	-	-	-	(9,176)
Stock based compensation - options	-	-	1,292	-	-	-	1,292
Stock based compensation - restricted stock	31	-	440	-	-	-	440
Payment of income tax withheld on vested restricted stock	(3)	-	(21)	-	-	-	(21)
Balances as of December 31, 2016	19,057	$2	$141,058	$(8,132)	$324,576	$-	$457,504

(1)

Amounts for the years ended December 31, 2015 and 2014 have been restated for immaterial corrections of identified errors relating to prepaid loan fees (see Note 2 (b) “Correction of Immaterial Errors”).

See accompanying notes to consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2016	2015 (1)	2014 (1)
Cash flows from operating activities
Net income	$6,034	$26,735	$59,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	105,236	114,003	78,451
Amortization of debt issuance costs	2,975	2,943	3,552
Amortization of intangible assets	1,443	232	383
Stock-based compensation expense	1,732	1,915	1,885
Reduction in contingent consideration	(3,789)	-	-
Unrealized loss on foreign exchange	276	251	81
Loss (gain) on sale of used rental equipment	12,671	654	(6,522)
Loss on disposal of subsidiary	146	-	-
Deferred income taxes	1,138	4,967	2,170
Bad debt expense	3,151	448	248
Changes in other operating assets and liabilities:
Accounts receivable	(1,799)	4,733	(6,397)
Prepaid expenses and other assets	(2,691)	(81)	4,256
Accounts payable, accrued expenses and other current liabilities	3,572	(3,654)	3,046
Due to container investors	1,276	(7,183)	(1,831)
Unearned revenue	(2,115)	1,406	367
Net cash provided by operating activities	129,256	147,369	139,687
Cash flows from investing activities
Purchase of rental equipment	(251,165)	(389,331)	(307,283)
Acquisitions, net of cash acquired	(15,599)	(4,100)	-
Net proceeds from sale of used rental equipment	66,073	66,150	65,637
Disposal of subsidiary, net of cash disposed of	(460)	-	-
Purchase of furniture, fixtures and equipment	(82)	(83)	(28)
Receipt of principal payments from direct financing leases	19,633	22,116	16,319
Net cash used in investing activities	(181,600)	(305,248)	(225,355)
Cash flows from financing activities
Proceeds from debt	552,540	748,731	372,510
Principal payments on debt	(496,270)	(581,739)	(245,136)
Debt issuance costs	(1,515)	(3,226)	(1,999)
Decrease in restricted cash	1,020	1,020	1,021
Repurchase of stock	(9,176)	(12,997)	(31,395)
Exercise of stock options	-	4,744	114
Excess tax benefit from share-based compensation awards	-	3	27
Net cash provided by financing activities	46,599	156,536	95,142
Effect on cash of foreign currency translation	(674)	75	(1,394)
Net (decrease) increase in cash	(6,419)	(1,268)	8,080
Cash at beginning of the period	52,553	53,821	45,741
Cash at end of the period	$46,134	$52,553	$53,821

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$889	$2,340	$852
Interest	38,491	33,124	32,774
Supplemental disclosure of non-cash investing and financing activity
Transfer of rental equipment to direct finance lease	$19,036	$30,604	$30,178
Transfer of direct finance lease to rental equipment	732	-	-

(1)

Amounts for the years ended December 31, 2015 and 2014 have been restated for immaterial corrections of identified errors relating to prepaid loan fees (see Note 2 (b) “Correction of Immaterial Errors”).

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

(2)Summary of Significant Accounting Policies

(a)   Principles of Consolidation

The consolidated financial statements include the financial statements of CAI International, Inc., its wholly-owned subsidiaries, and its previously 80%-owned subsidiary, CAIJ, Inc. (CAIJ), up to its date of disposal in April 2016. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company regularly performs a review of its container fund arrangements with investors to determine whether or not it has a variable interest in the fund and if the fund is a variable interest entity (VIE). If it is determined that the Company does not have a variable interest in the fund, further analysis is not required and the Company does not consolidate the fund. If it is determined that the Company does have a variable interest in the fund and the fund is a VIE, further analysis is performed to determine if the Company is the primary beneficiary of the VIE and meets both of the following criteria under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 810:

•it has power to direct the activities of a VIE that most significantly impact the VIE’s economic performance; and

•it has the obligation to absorb losses of the VIE that could be potentially significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

If in the Company’s judgment both of the above criteria are met, the VIE’s financial statements are included in the Company’s consolidated financial statements as required under FASB ASC Topic 810,  Consolidation (see Note 4).

(b)   Correction of Immaterial Errors

During the year ended December 31, 2016, the Company determined that its financial statements for the years ended December 31, 2015 and 2014 and for prior years, contained errors resulting from the incorrect accounting for debt issuance costs. The Company previously amortized debt issuance costs using the straight-line method, rather than the effective interest method. The Company’s accounting policy for debt issuance costs is described below in Note 2(j). In accordance with FASB ASC Topic 250, Accounting Changes and Error Corrections,  the Company evaluated the materiality of the errors from both a quantitative and qualitative perspective, and concluded that the errors were immaterial to the Company’s prior period interim and annual consolidated financial statements, and have corrected such balances herein.

The associated correcting entries were recorded in the respective period, starting with the opening consolidated balance sheet of December 31, 2015. The consolidated balance sheet as of December 31, 2015 presented herein has been revised, resulting in a $1.2 million increase in debt and a $1.2 million decrease in retained earnings. The adjustments to the previously reported consolidated statements of income for the years ended December 31, 2015 and 2014 resulted in an increase in net interest expense of $0.2 million and $0.4 million, respectively, and a decrease to net income of $0.2 million and $0.4 million, respectively.  In addition, retained earnings in the consolidated statements of stockholders’ equity at December 31, 2014 and 2013 decreased by $0.9 million and $0.5 million, respectively, to correct the accounting for debt issuance costs in prior periods.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

(c)   Use of Estimates

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

(d)  Furniture, Fixtures, and Equipment

Furniture, fixtures, office equipment and software, are depreciated on a straight-line basis over estimated useful lives of five years with no salvage value.  Leasehold improvements are depreciated over the shorter of their useful lives or the respective lease life.

(e)   Rental equipment

Container

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

After the Company conducted its regular depreciation policy review, it concluded that a change in the estimated residual value for 40-foot high cube dry van containers from $1,650 to $1,400 per container, effective July 1, 2016, was appropriate. The change increased the Company’s depreciation expense by $5.4 million, decreased net income by $5.2 million, and decreased diluted earnings per share by $0.27 for the year ended December 31, 2016.

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

The sale-related unit proceeds by dry van container category that we considered as of December 31, 2016 are shown below:

Category	3-year Avg.	5-year Avg.	7-year Avg.	11-year Avg.
20-ft. standard dry van containers	$957	$1,076	$1,125	$1,109
40-ft. standard dry van containers	1,172	1,332	1,396	1,358
40-ft. high cube dry van containers	1,189	1,346	1,438	1,454

The Company’s residual value estimates ($1,050 for a 20-ft. dry van, $1,300 for a 40-ft. dry van, and $1,400 for a 40-ft. high cube dry van) are lower in each instance than the historical averages, with the exception of the 3-year average for all equipment types and the 5-year average for 40-ft high cube dry vans. While the Company experienced losses when selling certain of these assets during 2015 and 2016, the Company does not adjust long-term residual value estimates based on short-term data points, such as current year sale results and the 3-year average shown above, as the Company does not believe they are indicative of a change in the long-term market value for these containers. The Company regularly reviews this data and updates its analysis, and will make further revisions to residual value estimates as and when conditions warrant.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

The largest segment of the Company’s non-dry van container fleet consists of 20-ft. refrigerated containers and 40-ft. high cube refrigerated containers. The Company regularly reviews the residual value estimates associated with its refrigerated containers. Given the specific nature of these assets and the lower volumes of containers that are sold each year in the secondary market, there is less variability in asset pricing. Similar to the Company’s dry van containers, the Company evaluates the relationship between sales prices and residual values over a long-term horizon. When measured at December 31, 2016, sales proceeds for 20-ft. refrigerated and 40-ft. high cube refrigerated containers averaged $3,180 and $4,052, respectively, over the prior 3-year period, and $3,219 and $4,098, respectively, over the prior 5-year period. The Company excluded 7-year and 11-year historical averages from its analysis as it does not have a long enough history of sales for refrigerated containers. The current residual values for 20-ft. refrigerated and 40-ft. high cube refrigerated containers are set at $2,750 and $3,500, respectively. Based on the data trends, the Company believes that the residual value estimates for its refrigerated containers are appropriate and do not warrant revision.

The Company continuously monitors disposal prices across its entire portfolio for indications of a deeper, more sustained market downturn. The Company will adjust its residual value estimates as and when conditions warrant.

The estimated useful lives and residual values for the majority of the Company's container equipment purchased new from the factory are as follows:

		Depreciable Life
	Residual Value	in Years
20-ft. standard dry van container	$1,050	13.0
40-ft. standard dry van container	$1,300	13.0
40-ft. high cube dry van container	$1,400	13.0
20-ft. refrigerated container	$2,750	12.0
40-ft. high cube refrigerated container	$3,500	12.0

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

Rail

Railcar equipment is recorded at original cost and depreciated over its estimated useful life of 43 years to its estimated residual value of $8,700 using the straight-line method. The useful life is based on an estimate of the period over which the asset will generate revenue for the Company. Residual value is based on the average estimated scrap value of the Company’s railcars. The Company periodically reviews the appropriateness of its estimates of useful life and residual value based on changes in economic circumstances and other factors.

The Company’s railcars may undergo refurbishment and upgrade programs to, for example, extend their useful life, meet higher car classification grades, enter new product or service segments, increase the tonnage carried, or to achieve higher utilization. If the cost incurred for such a program is in excess of $5,000 per car, the costs are capitalized.

Normal repairs and maintenance associated with the Company’s railcar assets are expensed as incurred.

(f)   Impairment of Long-Lived Assets

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

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

When testing for impairment, equipment is generally grouped by rental type, and is tested separately from other groups of assets and liabilities. Potential impairment exists when the estimated future undiscounted cash flows generated by an asset group, comprised of lease proceeds and residual values, less related operating expenses, are less than the carrying value of that asset group. If potential impairment exists, the equipment is written down to its fair value. In determining the fair value of an asset group, the Company considers market trends, published value for similar assets, recent transactions of similar assets and in certain cases, quotes from third party appraisers. During the year ended December 31, 2015, the market conditions for certain off-lease containers changed which resulted in their carrying value exceeding their fair value.  The fair value was estimated based on recent gross sales proceeds for sales of similar containers and management’s judgment of market conditions. The resulting impairment charge of $24.5 million relating to the container leasing segment is included in depreciation expense in the consolidated statement of income.  No impairment charges were recorded in 2016 and 2014.

(g)   Intangible Assets

Intangible assets with definite useful lives are reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. The Company amortizes intangible assets on a straight-line basis over their estimated useful lives as follows:

Trademarks and tradenames	2-3 years
Customer relationships	8 years

(h)  Goodwill

In connection with the acquisitions of ClearPointt in 2015 and Challenger and Hybrid in 2016, the Company recorded $15.8 million of goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is not amortized but is evaluated for impairment at the reporting unit level annually, or more frequently if events or changes in circumstances indicate that impairment may exist.

The Company assesses qualitative factors such as industry and market considerations, overall financial performance and other relevant events and factors affecting a reporting unit to determine if it is more likely than not that impairment may exist and whether it is necessary to perform the two-step quantitative goodwill impairment test. The first step involves comparing the fair value to the carrying value of each reporting unit that has goodwill assigned to it. If the carrying value exceeds the fair value, a second step is performed to compute the amount of the impairment.  The Company performed the annual impairment test during the fourth quarter of 2016 and concluded that there was no impairment of goodwill.

(i)   Direct Finance Leases

Interest on finance leases is recognized using the effective interest method. Lease income is recorded in decreasing amounts over the term of the contract, resulting in a level rate of return on the net investment in direct finance leases.

(j)   Debt Issuance Costs

To the extent that the Company is required to pay issuance fees or direct costs relating to its debt and credit facilities, such fees are amortized over the lives of the related debt using the effective interest method and reflected in interest expense.

(k)   Foreign Currency Translation

The accounts of the Company’s foreign subsidiaries have been converted at rates of exchange in effect at year-end for balance sheet accounts and average exchange rates for the year for income statement accounts. The effects of changes in exchange rates in translating foreign subsidiaries’ financial statements are included in stockholders’ equity as accumulated other comprehensive income.

(l)   Accounts Receivable

Amounts billed under leases for equipment owned by the Company, as well as amounts due from customers for the provision of logistics services, are recorded in accounts receivable. The Company estimates an allowance for doubtful accounts for accounts receivable it does not consider fully collectible. The allowance for doubtful accounts is developed based on two key components: (1) specific reserves for receivables for which management believes full collection is doubtful; and (2) a general reserve for estimated losses inherent in the receivables. The general reserve is estimated by applying certain percentages to receivables that have not been specifically reserved, ranging from 1.0% on accounts that are one to thirty days overdue, to 100% on accounts that are one year overdue. The allowance for doubtful accounts is reviewed regularly by management and is based on the risk profile of the receivables, credit quality indicators such as the level of past due amounts and non-performing accounts and economic conditions. Changes in economic conditions or other events may necessitate additions or deductions to the allowance for doubtful accounts. The allowance is intended to provide for losses inherent in the company’s accounts receivable, and requires the application of estimates and judgments as to the outcome of collection efforts and the realization of collateral, among other things.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Amounts billed under leases for equipment owned by third-party investors are also recorded in accounts receivable  with a corresponding credit to due to container investors account. The credit risk on accounts receivable related to managed equipment is the responsibility of the third-party investors. Under the Company’s management agreements with investors, the third-party investors are obligated to reimburse the Company for any amounts the Company had previously paid to them in advance of receiving the amount from the equipment lessee if the Company is unable to ultimately collect any amount due from a managed equipment lessee. Accounts receivable attributable to the managed fleet included in accounts receivable as of December 31, 2016 and 2015 was $5.1 million and $4.5 million, respectively.

(m)   Income Taxes

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records penalties and interest related to unrecognized tax benefits within income tax expense (see Note 12).

(n)   Revenue Recognition

The Company provides a range of services to its customers incorporating rental, sale and management of equipment and the provision of logistics services. Revenue for all forms of service is recognized when earned following the guidelines under FASB ASC Topic 605, Revenue Recognition and FASB ASC Topic 840, Leases. Revenue is reported net of any related sales tax.

Container and Rail Lease Revenue

The Company recognizes revenue from operating leases of its owned equipment as earned over the term of the lease. Where minimum lease payments vary over the lease term, revenue is recognized on a straight-line basis over the term of the lease. The Company recognizes revenue on a cash basis for certain railcar leases that are billed on an hourly or mileage basis through a third-party railcar manager. Early termination of the rental contracts subjects the lessee to a penalty, which is included in lease revenue upon such termination. Finance lease income is recognized using the effective interest method, which generates a constant rate of interest over the period of the lease.

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

Logistics Revenue

The Company’s logistics business derives its revenue from three principal sources: (1) truck brokerage services, (2) intermodal transportation services, and (3) international ocean freight and freight forwarding services. The Company recognizes logistics revenue when these services are provided to its customers. For truck brokerage services, revenue is recognized when delivery has been completed. Intermodal transportation services can take a longer time to complete; for any such services not completed at the end of a reporting period, a percentage of completion method is used to allocate the appropriate revenue to each separate reporting period using relative transit time.  The Company provides international freight forwarding services as an indirect carrier, sometimes referred to as a Non-Vessel Operating Common Carrier (NVOCC). When the Company acts as an NVOCC with respect to shipments of freight, a House Ocean Bill of Lading (HOBL) is typically issued to the customer. Based upon the terms in the contract of carriage (the HOBL), revenue and purchased transportation costs for these shipments are recognized at the time the freight departs the terminal or origin.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

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

 (o)   Stock-Based Compensation

The Company has granted stock options and restricted stock to certain directors and employees under its 2007 Equity Incentive Plan. The Company accounts for stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation, which requires that compensation cost related to stock-based compensation be recognized in the financial statements. The cost is measured at the date the award is granted based on the fair value of the award. The fair value of stock options is calculated using the Black-Scholes-Merton option pricing model. The stock-based compensation expense is recognized over the vesting period of the grant on a straight-line basis (see Note 11).

(p)   Repairs and Maintenance

The Company’s leases generally require the lessee to pay for any damage to the equipment beyond normal wear and tear at the end of the lease term. The Company accounts for repairs and maintenance expense on an accrual basis when an obligation to pay has been incurred.

(q)   Recent Accounting Pronouncements

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which requires companies to present all deferred tax assets and liabilities as noncurrent on the balance sheet. The Company early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. No prior periods were retrospectively adjusted, and adoption did not have an impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03).  The new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the accounting treatment for debt discounts. The Company adopted ASU 2015-03 effective January 1, 2016. Adoption of the guidance resulted in the reclassification of unamortized debt issuance costs of $11.2 million and $11.8 million as of December 31, 2016 and 2015, respectively, from prepaid expenses and other current assets to a reduction of debt on the Company’s consolidated balance sheets.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendment to the Consolidation Analysis (ASU 2015-02). The new guidance changes (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the VIE characteristics for a limited partnership or similar entity, and (3) the primary beneficiary determination. The guidance is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The Company adopted ASU 2015-02 effective January 1, 2016, and adoption had no impact on the Company’s consolidated financial statements.

(3)Insurance Receivable and Impairment

In August 2016, Hanjin Shipping Co., Ltd. filed for court protection from its creditors. Based on prior experience, the Company believes that most of its containers will be recovered. The Company maintains insurance to cover the value of containers that are unlikely to be recovered from its customers, the cost to recover containers and up to 180 days of lost lease rental income, subject to a deductible of $2.0 million. During the year ended December 31, 2016, the Company estimated that containers with a book value of $3.2 million would not be recovered from Hanjin. An insurance receivable of $3.8 million was recorded for $1.2 million of estimated irrecoverable containers in excess of the insurance deductible, which was recorded in depreciation expense, and $2.6  million of recovery costs, which was recorded as a reduction to storage, handling and other expenses. In addition, bad debt expense of $2.5 million was recorded in the consolidated statement of income for the year ended December 31, 2016, to fully reserve for the customer’s outstanding accounts receivable.

(4)Consolidation of Variable Interest Entities as a Non-Controlling Interest

The Company regularly performs a review of its container fund arrangements with investors to determine whether or not it has a variable interest in the fund and if the fund is a VIE. If it is determined that the Company does not have a variable interest in the fund, further analysis is not required and the Company does not consolidate the fund. If it is determined that the Company does have a variable interest in the fund and the fund is a VIE, further analysis is performed to determine if the Company is a primary beneficiary of the VIE and meets both of the following criteria under FASB ASC Topic 810:

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

•it has power to direct the activities of a VIE that most significantly impact the VIE’s economic performance; and

•it has the obligation to absorb losses of the VIE that could be potentially significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

If in the Company’s judgment both of the above criteria are met, the VIE’s financial statements are included in the Company’s consolidated financial statements as required under FASB ASC Topic 810,  Consolidation.

The Company currently enters into two types of container fund arrangements with investors which are reviewed under FASB ASC Topic 810, Consolidation. These arrangements include container funds that the Company manages for investors and container funds that have entered into financing arrangements with investors. Several of the funds that the Company manages and funds under financing arrangements are Japanese container funds that were established under separate investment agreements allowed under Japanese commercial laws (see Note 15). Each of the funds is financed by unrelated Japanese third party investors.

Managed Container Funds

The fees earned by the Company for arranging, managing and establishing container funds are commensurate with the level of effort required to provide those services, and are at or above the same level of seniority as other liabilities of the funds that are incurred in the normal course of business. As such, the Company does not have a variable interest in the managed container funds, and does not consolidate those funds.  The Company recognizes gain on sale of containers to the unconsolidated funds as sales in the ordinary course of business. No container portfolios were sold to the Japanese funds in the years ended December 31,  2016, 2015 and 2014.

Collateralized Financing Obligations

As of December 31, 2016, the Company has transferred containers, with a total net book value of $201.9 million at the time of transfer, to Japanese investor funds while concurrently entering into lease agreements for the same containers, under which the Company leases the containers back from the Japanese investors. In accordance with FASB ASC Topic 840, Sale-Leaseback Transactions, the Company concluded these were financing transactions under which sale-leaseback accounting was not applicable.

The terms of the transactions with container funds under financing arrangements include options for the Company to purchase the containers from the funds at a fixed price. As a result of the residual interest resulting from the fixed price call option, the Company concluded that it may absorb a significant amount of the variability associated with the funds’ anticipated economic performance and, as a result, the Company has a variable interest in the funds. The funds are considered VIEs under FASB ASC Topic 810, Consolidation, because, as lessee of the funds, the Company has the power to direct the activities that most significantly impact each entity’s economic performance, including the leasing and managing of containers owned by the funds. As the Company has the power to direct the activities that most significantly impact the economic performance of the VIEs and the variable interest provides the Company with the right to receive benefits from the entity that could potentially be significant to the funds, the Company determined that it is the primary beneficiary of these VIEs and included the VIEs’ assets and liabilities as of December 31, 2016 and 2015, and the results of the VIEs’ operations and cash flows for the years ended December 31, 2016, 2015 and 2014 in the Company’s consolidated financial statements.

The containers that were transferred to the Japanese investor funds had a net book value of $69.8 million as of December 31, 2016. The container equipment, together with $30.4  million of cash held by the investor funds that can only be used to settle the liabilities of the VIEs, has been included on the Company’s consolidated balance sheet with the related liability presented in the debt section of the Company’s consolidated balance sheet as collateralized financing obligations of $100.0 million and term loans held by VIE of $5.8 million. See Note 10(e) and Note 10(f) for additional information. No gain or loss was recognized by the Company on the initial consolidation of the VIEs. Containers sold to the Japanese investor funds during the years ended December 31, 2016, 2015 and 2014, had book values of $36.2 million, $30.4 million and $40.4 million, respectively.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

(5)Acquisitions

During the year ended December 31, 2016, the Company completed the acquisitions of Challenger and Hybrid, for total consideration of $22.8 million, $6.0 million of which was contingent and based on their future performance.

The following table summarizes the allocation of the total consideration transferred (in thousands):

Cash	$1,186
Accounts receivable	5,924
Property and equipment	144
Goodwill	12,889
Intangible assets	9,912
Other assets	276
Total assets	30,331

Accounts payable	4,479
Deferred tax liability	2,462
Other liabilities	605
Total liabilities	7,546

Purchase price	$22,785

Adjustments to record the assets acquired and liabilities assumed at fair value include the recognition of $9.9 million of intangible assets as follows:

	Amount	Estimated Life
Trademarks and tradenames	$1,188	2-3 years
Customer relationships	8,724	8 years

During the year ended December 31, 2016, the company decreased its estimate of the acquired companies’ future performance, and as a result reduced the contingent consideration liability by $3.8 million. Expected future payments of $2.1 million and $0.1 million are recorded in Other long-term liabilities and Accrued expenses and Other current liabilities, respectively, in the Company’s consolidated balance sheet at December 31, 2016. The acquisitions were not material to the Company’s consolidated financial statements, either individually or in the aggregate. Accordingly, pro forma results of operations related to these business acquisitions during the year ended December 31, 2016 have not been presented. The Company has included the financial results of these business acquisitions in its consolidated financial statements from their respective date of acquisition.

(6)Rental Equipment

The following table provides a summary of the Company’s rental equipment (in thousands):

	December 31,	December 31,
	2016	2015
Dry containers	$1,322,508	$1,392,825
Refrigerated containers	350,776	308,374
Other specialized equipment	164,934	152,310
Railcars	389,945	244,512
	2,228,163	2,098,021
Accumulated depreciation	(421,153)	(349,810)
Rental equipment, net of accumulated depreciation	$1,807,010	$1,748,211

2

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

(7)Net Investment in Direct Finance Leases

The following table represents the components of the Company’s net investment in direct finance leases (in thousands):

	December 31,	December 31,
	2016	2015
Gross finance lease receivables (1)	$123,563	$124,747
Unearned income (2)	(23,022)	(21,379)
Net investment in direct finance leases	$100,541	$103,368

(1)At the inception of the lease, the Company records the total minimum lease payments, executory costs, if any, and unguaranteed residual value as gross finance lease receivables. The gross finance lease receivables are reduced as customer payments are received. There was $2.1 million and no unguaranteed residual value, respectively, at December 31, 2016 and 2015, included in gross finance lease receivables. There were no executory costs included in gross finance lease receivables as of December 31, 2016 and 2015.

(2)The difference between the gross finance lease receivables and the cost of the equipment or carrying amount at the lease inception is recorded as unearned income. Unearned income, together with initial direct costs, are amortized to income over the lease term so as to produce a constant periodic rate of return. There were no unamortized initial direct costs as of December 31, 2016 and 2015.

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

Tier 3— Customers in this category exhibit volatility in payments on a regular basis.

Based on the above categories, the Company's gross finance lease receivables were as follows (in thousands):

	December 31,	December 31,
	2016	2015
Tier 1	$74,777	$86,981
Tier 2	48,786	37,766
Tier 3	-	-
	$123,563	$124,747

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Contractual maturities of the Company’s gross finance lease receivables subsequent to December 31, 2016 for the years ending December 31 are as follows (in thousands):

2017	$28,102
2018	24,161
2019	40,013
2020	10,838
2021	11,578
2022 and thereafter	8,871
$123,563

(8)Intangible Assets

The Company’s intangible assets as of December 31, 2016 and 2015 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2016
Trademarks and tradenames	$3,028	$(1,850)	$1,178
Customer relationships	9,344	(831)	8,513
	$12,372	$(2,681)	$9,691
December 31, 2015
Trademarks and tradenames	$1,840	$(1,218)	$622
Customer relationships	620	(19)	601
	$2,460	$(1,237)	$1,223

Amortization expense recorded for the years ended December 31, 2016, 2015 and 2014 was $1.4 million, $0.2 million and  $0.4 million, respectively, and was included in administrative expenses in the consolidated statements of income.

As of December 31, 2016, estimated future amortization expenses are as follows (in thousands):

2017	$1,968
2018	1,544
2019	1,167
2020	1,167
2021	1,167
2022 and thereafter	2,678
$9,691

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

(9)Equipment Leases

The Company leases its equipment on either short-term operating leases through master lease agreements, long-term non-cancelable operating leases, or finance leases. The following represents future minimum rents receivable under long-term non-cancelable operating leases as of December 31, 2016 (in thousands):

2017	$140,327
2018	115,444
2019	74,883
2020	49,708
2021	30,326
2022 and thereafter	42,749
$453,437

See Note 7 for contractual maturities of the Company’s gross finance lease receivables.

(10)Debt

Details of the Company’s debt as of December 31, 2016 and 2015 were as follows (dollars in thousands):

		December 31, 2016			December 31, 2015 (1)
		Outstanding		Average	Outstanding		Average
Reference		Current	Long-term	Interest	Current	Long-term	Interest	Maturity
(a)(i)	Revolving credit facility	$-	$526,000	2.5%	$8,500	$488,000	1.8%	March 2020
(a)(ii)	Revolving credit facility - Rail	-	223,500	2.4%	34,500	126,000	1.9%	October 2020
(b)(i)	Term loan	1,800	21,900	2.9%	1,800	23,700	2.3%	April 2018
(b)(ii)	Term loan	9,000	120,750	2.3%	9,000	129,750	2.2%	October 2019
(b)(iii)	Term loan	7,000	89,500	2.5%	9,940	99,440	1.9%	June 2021
(b)(iv)	Term loan	1,158	17,723	3.4%	1,119	18,881	3.4%	December 2020
(b)(v)	Term loan	2,705	46,365	3.6%	-	-	-	August 2021
(c)	Senior secured notes	6,110	64,995	4.9%	7,175	71,105	4.9%	September 2022
(d)	Asset backed notes	40,000	202,875	3.4%	40,000	242,875	3.4%	March 2028
(e)	Collateralized financing obligations	28,693	71,346	1.1%	58,553	53,697	0.7%	June 2019
(f)	Term loans held by VIE	2,287	3,541	2.5%	1,829	5,748	2.6%	June 2019
		98,753	1,388,495		172,416	1,259,196
	Debt issuance costs	(3,226)	(7,996)		(3,167)	(8,636)
	Total Debt	$95,527	$1,380,499		$169,249	$1,250,560

(1)	Amounts for the year ended December 31, 2015 have been restated for immaterial corrections of identified errors relating to prepaid loan fees (see Note 2 (b) “Correction of Immaterial Errors”).

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

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

As of December 31, 2016, the maximum commitment under the revolving credit facility was $775.0 million. The revolving credit facility may be increased up to a maximum of $960.0 million, in accordance with the terms of the agreement, so long as no default of event of default exists either before or immediately after giving effect to the increase. There is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The revolving credit facility provides that swing line loans (short-term borrowings of up to $25.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $30.0 million in the aggregate) will be available to the Company. These credit commitments are part of, and not in addition to, the total commitment provided under the revolving credit facility. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the revolving credit agreement. Interest rates are based on LIBOR for Eurodollar loans and Base Rate for Based Rate loans. In addition to various financial and other covenants, the Company’s revolving credit facility also includes certain restrictions on the Company’s ability to incur other indebtedness or pay dividends to stockholders.  As of December 31, 2016, the Company was in compliance with the terms of the revolving credit facility.

As of December 31, 2016, the Company had $248.9 million in availability under the revolving credit facility (net of $0.1 million in letters of credit) subject to its ability to meet the collateral requirements under the agreement governing the facility. Based on the borrowing base and collateral requirements at December 31, 2016, the borrowing availability under the revolving credit facility was $65.1 million, assuming no additional contribution of assets. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

The Company’s revolving credit facility, including any amounts drawn on the facility, is secured by substantially all of the assets of the Company (not otherwise used as security for its other credit facilities) including containers owned by the Company, which had a net book value of  $713.1 million as of December 31, 2016, the underlying leases and the Company’s interest in any money received under such contracts.

(ii)  On October 22, 2015, the Company entered into the Second Amended and Restated Revolving Credit Agreement for CAI Rail with a consortium of banks, pursuant to which the prior revolving credit facility was amended to extend the maturity date to October 22, 2020, reduce the interest rate, increase the commitment level from $250.0 million to $500.0 million, which may be increased up to a maximum of $700.0 million subject to certain conditions, and revise certain of the covenants and restrictions under the prior facility to provide the Company with additional flexibility. As of December 31, 2016, the maximum credit commitment under the revolving line of credit was $500.0 million.

Borrowings under this revolving credit facility bear interest at a variable rate. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the revolving credit agreement. Interest rates are based on LIBOR for Eurodollar loans, and Base Rate for Base Rate loans.

As of December 31, 2016, CAI Rail had $276.5 million in availability under the revolving credit facility, subject to its ability to meet the collateral requirements under the agreement governing the facility. Based on the borrowing base and collateral requirements at December 31, 2016, the borrowing availability under the revolving credit facility was $2.6 million, assuming no additional contribution of assets. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

The agreement governing CAI Rail’s revolving credit facility contains various financial and other covenants. As of December 31, 2016, CAI Rail was in compliance with the terms of the revolving credit facility. CAI Rail’s revolving credit facility, including any amounts drawn on the facility, is secured by all of the assets of CAI Rail, which had a net book value of $282.6 million as of December 31, 2016, and is guaranteed by the Company.

(iii) On September 23, 2016, the Company entered into a Revolving Credit Agreement for CAI International GmbH with a financial institution to finance the acquisition of rental equipment. As of December 31, 2016, the maximum credit commitment under the revolving credit facility was EUR 25.0 million. Borrowings under this revolving credit facility bear interest at a variable rate. Interest rates are based on EURIBOR. As of December 31, 2016, the Company had not drawn on the facility. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default. The revolving credit facility matures in September 2020.

(b)Term Loans

Term loans consist of the following:

(i) On March 22, 2013, the Company entered into a $30.0 million five-year term loan agreement with Development Bank of Japan (DBJ). The loan is payable in 19 quarterly installments of $0.5 million starting July 31, 2013 and a final payment of $21.5 million on April 30, 2018. The loan bears interest at variable rates based on LIBOR. As of December 31, 2016, the loan had a balance of $23.7 million.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

The following are the estimated future principal and interest payments under these loans as of December 31, 2016 (in thousands). The payments were calculated assuming the interest rate remains  2.9%  through maturity of the loan.

2017	$2,474
2018	22,215
24,689
Less: Amount representing interest	(989)
Term loan	$23,700

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

On March 28, 2013, the term loan was amended which reduced the principal balance of the loan from $249.4 million to $125.0 million through payment of $124.4 million from the proceeds of the $229.0 million fixed-rate asset-backed notes issued by the Company’s indirect wholly-owned subsidiary, CAL Funding II Limited (CAL II) (see Note 10 (d) below).

On October 1, 2014, the Company entered into an amended and restated term loan agreement with a consortium of banks, pursuant to which the prior loan agreement was refinanced. The amended and restated term loan agreement, which contains similar terms to the prior loan agreement, was amended to, among other things: (a) reduce the borrowing rates from LIBOR plus 2.25% to LIBOR plus 1.6% (per annum) for Eurodollar loans, (b) increase the loan commitment from $115.0 million to $150.0 million, (c) extend the maturity date to October 1, 2019, and (d) revise certain of the covenants and restrictions under the prior loan agreement to provide the Company with additional flexibility. As of December 31, 2016, the term loan had a balance of $129.8 million.

The following are the estimated future principal and interest payments under this loan as of December 31, 2016 (in thousands). The payments were calculated assuming the interest rate remains 2.3% through maturity of the loan.

2017	$11,997
2018	11,783
2019	113,776
137,556
Less: Amount representing interest	(7,806)
Term loan	$129,750

(iii) On April 11, 2012, the Company entered into a term loan agreement with a consortium of banks. The agreement, as amended, provided for a five-year term loan of up to $142.0 million, subject to certain borrowing conditions, which amount is secured by certain assets of the Company.

On June 30, 2016, the Company entered into an amended and restated term loan agreement, pursuant to which the prior loan agreement was refinanced. The amended and restated term loan agreement, which contains similar terms to the prior loan agreement, was amended to, among other things: (a) provide the Company with the ability to increase the commitments under the facility to a maximum of $100.0 million, subject to certain conditions, (2) extend the maturity date to June 30, 2021, and (c) revise certain of the covenants and restrictions under the prior agreement to provide the Company with additional flexibility. The term loan’s outstanding principal is amortized quarterly, with quarterly payments equal to 1.75% multiplied by the original outstanding principal. The amended and restated term loan agreement bears a variable interest rate based on LIBOR for Eurodollar loans, and Base Rate for base rate loans. As of December 31, 2016, the loan had a balance of $96.5  million.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

The following are the estimated future principal and interest payments under this loan as of December 31, 2016 (in thousands). The payments were calculated assuming the interest rate remains  2.5% through maturity of the loan.

2017	$9,398
2018	9,219
2019	9,040
2020	8,867
2021	69,357
105,881
Less: Amount representing interest	(9,381)
Term loan	$96,500

(iv) On December 22, 2015, the Company entered into a $20.0 million five-year term loan agreement for CAI Rail with a financial institution. The term loan’s outstanding principal bears interest at a fixed rate of 3.4% per annum and is amortized quarterly. Any unpaid principal and interest is due and payable on December 22, 2020. The proceeds from the term loan were primarily used to repay outstanding amounts under CAI Rail’s revolving credit facility. As of December 31, 2016, the loan had a balance of $18.9 million.

The following are the estimated future principal and interest payments under this loan as of December 31, 2016 (in thousands). The payments were calculated based on the fixed interest rate of 3.4%.

2017	$1,793
2018	1,793
2019	1,793
2020	15,793
21,172
Less: Amount representing interest	(2,291)
Term loan	$18,881

(v) On August 30, 2016, CAI Rail entered into a term loan agreement of up to $100.0 million with a consortium of banks for the acquisition of railcars, subject to certain borrowing conditions, which is secured by certain railcars and other assets of CAI Rail. The loan agreement is an amortizing facility with a term of five years. Borrowings under the loan bear interest at a fixed rate as specified in the applicable term note entered into at the time a draw is made under the loan agreement. Principal and interest on the borrowings are payable monthly during the five-year term of the note. At closing of the loan agreement, CAI Rail made a draw of $50.0 million on the facility at a fixed interest rate of 3.6% per annum. Any unpaid principal and interest is due on August 30, 2021. As of December 31, 2016, the loan had a balance of  $49.1  million.

The following are the estimated future principal and interest payments under this loan as of December 31, 2016 (in thousands). The payments were calculated based on the fixed interest rate of 3.6%.

2017	$4,441
2018	4,441
2019	4,441
2020	4,441
2021	38,524
56,288
Less: Amount representing interest	(7,218)
Term loan	$49,070

The Company's term loans are secured by rental equipment owned by the Company, which had a net book value of $378.4 million as of December 31, 2016.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

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

The Notes bear interest at 4.9% per annum, due and payable semiannually on March 13 and September 13 of each year, commencing on March 13, 2013. In addition, CAL is required to make certain principal payments on March 13 and September 13 of each year, commencing on March 13, 2013. Any unpaid principal and interest is due and payable on September 13, 2022. The Note Purchase Agreement provides that CAL may prepay at any time all or any part of the Notes in an amount not less than 10% of the aggregate principal amount of the Notes then outstanding. As of December 31, 2016, the Notes had a balance of $71.1 million.

The following are the estimated future principal and interest payments under the Notes as of December 31, 2016 (in thousands). The payments were calculated based on the fixed interest rate of 4.9%.

2017	$9,520
2018	9,220
2019	8,920
2020	8,621
2021	8,322
2022 and thereafter	42,467
87,070
Less: Amount representing interest	(15,965)
Senior secured notes	$71,105

The Company's senior secured notes are secured by rental equipment owned by the Company, which had a net book value of $93.8 million as of December 31, 2016.

(d)Asset-Backed Notes

On October 18, 2012, CAL II issued $171.0 million of 3.47% fixed rate asset-backed notes (Series 2012-1 Asset-Backed Notes).  Principal and interest on the Series 2012-1 Asset-Backed Notes is payable monthly commencing on November 26, 2012, and the Series 2012-1 Asset-Backed Notes mature in October 2027.  The proceeds from the Series 2012-1 Asset-Backed Notes were used to repay part of the Company’s borrowings under its senior revolving credit facility. As of December 31, 2016, the Series 2012-1 Asset-Backed Notes had a balance of $99.8 million.

On March 28, 2013, CAL II issued $229.0 million of 3.35% fixed rate asset-backed notes (Series 2013-1 Asset-Backed Notes). Principal and interest on the Series 2013-1 Asset-Backed Notes is payable monthly commencing on April 25, 2013, and the Series 2013-1 Asset-Backed Notes mature in March 2028. The proceeds from the Series 2013-1 Asset-Backed Notes were used partly to reduce the balance of the Company’s term loan as described in Note 10 (b)(ii) above, and to partially pay down the Company’s senior revolving credit facility. The Series 2013-1 Asset-Backed Notes had a balance of $143.1 million as of December 31, 2016.

The following are the estimated future principal and interest payments under the Asset-Backed Notes as of December 31, 2016 (in thousands). The payments were calculated based on the weighted average fixed interest rate of 3.4%.

2017	$47,632
2018	46,272
2019	44,911
2020	43,551
2021	42,190
2022 and thereafter	43,741
268,297
Less: Amount representing interest	(25,422)
Asset-backed notes	$242,875

The Company's asset-backed notes are secured by rental equipment owned by the Company, which had a net book value of $326.0 million as of December 31, 2016.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

The agreements under each of the asset-backed notes described above require the Company to maintain a restricted cash account to cover payment of the obligations. As of December 31, 2016, the restricted cash account had a balance of $6.2  million.

(e)Collateralized Financing Obligations

As of December 31, 2016, the Company had collateralized financing obligations of $100.0 million (see Note 4). The obligations had an average interest rate of  1.1% as of December 31, 2016 with maturity dates between March 2017 and September 2019. The debt is secured by a pool of containers covered under the financing arrangements.

The following are the estimated future principal and interest payments under the Company’s collateralized financing obligations as of December 31, 2016 (in thousands). The payments were calculated assuming an average interest rate of 1.1% through maturity of the obligations.

2017	$30,628
2018	23,174
2019	50,105
103,907
Less: Amount representing interest	(3,868)
Collateralized financing obligations	$100,039

(f)Term Loans Held by VIE

On June 25, 2014, one of the Japanese investor funds that is consolidated by the Company as a VIE (see Note 4) entered into a term loan agreement with a bank. Under the terms of the agreement, the Japanese investor fund entered into two loans; a five year, amortizing loan of $9.2 million at a fixed interest rate of 2.7%, and a five year, non-amortizing loan of $1.6 million at a variable interest rate based on LIBOR. The debt is secured by assets of the Japanese investor fund, and is subject to certain borrowing conditions set out in the loan agreement. As of December 31, 2016, the term loans held by the Japanese investor fund totaled $5.8 million and had an average interest rate of  2.5%.

The following are the estimated future principal and interest payments under this loan as of December 31, 2016 (in thousands). The payments were calculated assuming the interest rate remains  2.5% through maturity of the loan.

2017	$2,408
2018	1,906
2019	1,754
6,068
Less: Amount representing interest	(240)
Term loans held by VIE	$5,828

The Company's term loans held by VIE are secured by rental equipment owned by the Japanese investor fund, which had a net book value of  $12.7  million as of December 31, 2016.

The agreements relating to all of the Company’s debt contain various financial and other covenants. As of December 31, 2016, the Company was in compliance with all of its debt covenants.

(11)Stock–Based Compensation Plan

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

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

The following table summarizes the Company’s stock option activities for the three years ended December 31, 2016:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in thousands)
Options outstanding, December 31, 2013	1,263,485	$14.84
Options granted	170,000	$22.09
Options forfeited	(5,417)	$22.55
Options exercised	(7,319)	$15.60
Options outstanding, December 31, 2014	1,420,749	$15.67
Options granted	183,000	$21.72
Options exercised	(414,494)	$11.45
Options outstanding, December 31, 2015	1,189,255	$18.08
Options granted	245,000	$7.87
Options forfeited/cancelled	(6,000)	$21.99
Options outstanding, December 31, 2016	1,428,255	$16.31	5.7	$896
Options exercisable at December 31, 2016	1,051,969	$17.56	4.5	$700
Expected to vest after December 31, 2016	376,286	$12.80	8.9	$196

The aggregate intrinsic value represents the value by which the Company’s closing stock price of $8.67 per share on the last trading day of the year ended December 31, 2016 exceeds the exercise price of the stock multiplied by the number of options outstanding or exercisable, excluding options that have a zero or negative intrinsic value. The aggregate intrinsic value of options exercised during 2015 and 2014, based on the closing share price on the date each option was exercised, was $4.9 million and less than $0.1 million, respectively.

The Company recorded stock-based compensation expense of  $1.3 million, $1.5 million and $1.6 million relating to stock options for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, the remaining unamortized stock-based compensation cost relating to stock options granted to the Company’s employees and independent directors was approximately $2.0 million which is to be recognized over the remaining weighted average vesting period of approximately 2.3 years.

The total fair value of stock options granted to the Company’s employees and independent directors at the time of grant was approximately $0.9 million, or $3.55 per share, $1.7 million, or $9.20 per share, and $1.9 million, or $11.02 per share for the years ended December 31, 2016, 2015 and 2014, respectively, calculated using the Black-Scholes-Merton pricing model under the following weighted average assumptions:

	2016	2015	2014
Stock price	$7.87	$21.72	$22.09
Exercise price	$7.87	$21.72	$22.09

Expected term (years)	5.5 - 6.25	5.5 - 6.25	5.5 - 6.25
Expected volatility (%)	45.4 - 46.7	39.5 - 41.8	44.8 - 53.5
Risk-free interest rate (%)	1.30 - 1.40	1.85 - 2.00	1.79 - 1.98
Dividend yield (%)	-	-	-

 The expected option term is calculated using the simplified method in accordance with SEC guidance. The expected volatility was derived from the average volatility of the Company’s stock over a period approximating the expected term of the options. The risk-free rate is based on daily U.S. Treasury yield curve with a term approximating the expected term of the options. No forfeiture was estimated on all options granted during the years ended December 31, 2016, 2015 and 2014 as management believes that none of the grantees will leave the Company within the option vesting period.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Restricted Stock

The Company grants restricted stock to certain employees pursuant to the Plan. The restricted stock is valued based on the closing price of the Company’s stock on the date of grant and has a vesting period of four years. The following table summarizes the activity of restricted stock under the Plan:

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Restricted stock outstanding, December 31, 2013	28,150	$26.11
Restricted stock granted	23,500	$22.09
Restricted stock vested	(7,648)	$26.13
Restricted stock forfeited	(1,500)	$26.41
Restricted stock outstanding, December 31, 2014	42,502	$23.87
Restricted stock granted	21,000	$21.15
Restricted stock vested	(15,477)	$23.81
Restricted stock outstanding, December 31, 2015	48,025	$22.70
Restricted stock granted	34,500	$7.87
Restricted stock vested	(14,379)	$23.61
Restricted stock forfeited	(2,344)	$21.96
Restricted stock outstanding, December 31, 2016	65,802	$14.75

The Company recognized stock-based compensation expense relating to restricted stock of $0.4 million for both the years ended December 31, 2016 and 2015, and $0.3 million for the year ended December 31, 2014. Unamortized stock-based compensation expense relating to restricted stock as of December 31, 2016 was $0.7 million, which will be recognized over the remaining average vesting period of 2.2 years.

Stock-based compensation expense is recorded as a component of administrative expenses in the Company’s consolidated statements of income with a corresponding credit to additional paid-in capital in the Company’s consolidated balance sheets.

(12)Income Taxes

For the years ended December 31, 2016, 2015 and 2014, net income before income taxes and non-controlling interest consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
U.S. operations	$8,996	$6,682	$7,853
Foreign operations	882	24,305	59,336
	$9,878	$30,987	$67,189

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Income tax expense (benefit) attributable to income from operations consisted of (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current
Federal	$312	$(2,083)	$3,005
State	56	(4)	62
Foreign	2,338	1,372	1,954
	2,706	(715)	5,021
Deferred
Federal	3,090	5,406	930
State	238	19	247
Foreign	(2,190)	(458)	993
	1,138	4,967	2,170
Income tax expense	$3,844	$4,252	$7,191

The reconciliations between the Company’s income tax expense and the amounts computed by applying the U.S. federal income tax rate of 35.0% for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Computed expected tax expense	$3,458	$10,845	$23,516
Increase (decrease) in income taxes resulting from:
Foreign tax differential	(88)	(7,676)	(17,955)
State income tax expense, net of federal income tax benefit	310	220	55
Subpart F income	711	597	1,106
Adjustment to contingent consideration	(634)	-	-
Increase in uncertain tax positions	36	17	38
Non-deductible stock-based compensation	155	134	112
Change in valuation allowance	(15)	(152)	167
Other	(89)	267	152
	$3,844	$4,252	$7,191

As of December 31, 2016, the Company had $72.1 million, $5.6 million and $11.3 million of net operating loss (NOL) carry forwards available to offset future federal, foreign and state taxable income, respectively. The NOL carry forwards will begin to expire in 2035,  2017 and 2029 for federal, foreign and state income tax purposes, respectively.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2016 and 2015 are presented below (in thousands):

	Year Ended December 31,
	2016	2015
Deferred tax assets:
Accounts receivable	$307	$123
Accrued expenses and other current liabilities	423	145
Unearned revenue	856	436
Stock-based compensation	2,280	1,812
Other	616	442
Net operating loss carry forwards	27,225	13,814
Gross deferred tax assets	31,707	16,772
Valuation allowance	-	(15)
Net deferred tax assets	31,707	16,757

Deferred tax liabilities:
Intangible assets	2,946	29
Depreciation and amortization	73,305	56,478
Foreign deferred tax liabilities	760	2,664
Deferred subpart F income	6,500	5,790
Gross deferred tax liabilities	83,511	64,961
Net deferred tax liability	$51,804	$48,204

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

Tax attributes related to stock option windfall deductions are not recorded until they result in a reduction of cash tax payable. Our federal and state net operating losses from windfall deductions were excluded from our deferred tax balance as of December 31, 2016. As of December 31, 2016, the benefit of the federal and state net operating loss deferred tax assets of $1.0 million and less than $0.1 million, respectively, will be recorded to additional paid-in capital when they reduce cash tax payable.

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries. As of December 31, 2016, the amount of such earnings totaled approximately $264.9 million. These earnings have been permanently reinvested and the Company does not plan to initiate any action that would precipitate the payment of income taxes thereon. The amount of income taxes that would have resulted had such earnings been repatriated is not practically determinable.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

Balance at January 1, 2015	$188
Increases related to current year tax positions	119
Decreases related to lapsing of statute	(87)
Balance at December 31, 2015	220
Increases related to current year tax positions	77
Decreases related to lapsing of statute	(31)
Balance at December 31, 2016	$266

The unrecognized tax benefits of approximately $0.3 million at December 31, 2016, if recognized, would reduce the Company’s effective tax rate. The Company accrued potential interest and penalties of less than $0.1 million related to unrecognized tax benefits for each of the years ended December 31, 2016 and 2015.

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

The Company does not believe the total amount of unrecognized tax benefit as of December 31, 2016 will increase or decrease significantly in the next twelve months. As of December 31, 2016, the statute of limitations for tax examinations in the United States has not expired for the years ended December 31, 2013 through 2015 and California, New Jersey and South Carolina have not expired for tax returns filed for the years ended December 31, 2012 through 2015.

(13)Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s asset-backed notes of $242.9 million and collateralized financing obligations of $100.0 million as of December 31, 2016 were estimated to have a  fair value of approximately $232.0 million and $99.4 million, respectively, based on the fair value of estimated future payments calculated using the prevailing interest rates. The fair value of these financial instruments would be categorized as Level 3 of the fair value hierarchy. Management believes that the balances of the Company’s revolving credit facilities of $749.5 million, term loans totaling $317.9 million, senior secured notes of $71.1 million, term loans held by VIE of $5.8 million, net investment in direct finance leases of $100.5  million and liabilities relating to the expected future payments for its acquisitions (see Note 5) of $2.2 million approximate their fair values as of December 31, 2016. The fair value of these financial instruments would be categorized as Level 3 of the fair value hierarchy.

(14)Commitments and Contingencies

The Company utilizes certain office facilities and office equipment under non-cancelable operating lease agreements which generally have original terms of up to five years. Future minimum lease payments required under non-cancellable operating leases having an original term of more than one year as of December 31, 2016 are as follows (in thousands):

Office
Facilities
and
Equipment
Year ending December 31:
2017	$1,590
2018	416
2019	375
$2,381

Office facility expense was $1.7 million for the year ended December 31, 2016, and $1.5 million for both the years ended December 31, 2015 and 2014,  which was included in administrative expenses in the consolidated statements of income.

As of December 31, 2016 and 2015, the Company had one outstanding letter of credit of $0.1 million. The letter of credit guarantees the Company’s obligations under certain operating lease agreements.

In addition to the rental equipment payable of $25.2 million, the Company had commitments to purchase approximately $189.5 million of rental equipment as of December 31, 2016; $117.4 million in the twelve months ended December 31, 2017 and $72.1 million in the twelve months ended December 31, 2018.

In the ordinary course of business, the Company executes contracts involving indemnifications standard in the industry and indemnifications specific to a transaction such as an assignment and assumption agreement. These indemnifications might include claims related to tax matters, governmental regulations, and contractual relationships. Performance under these indemnities would generally be triggered by a breach of terms of a contract or by a third-party claim. The Company regularly evaluates the probability of having to incur costs associated with these indemnifications and as of December 31, 2016 there were no claims outstanding under such indemnifications and the Company believes that no claims are probable of occurring in the future.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

(15)Related Party Transactions

The Company has transferred legal ownership of certain containers to Japanese container funds that were established by Japan Investment Adviser Co., Ltd. (JIA) and CAIJ, Inc. (CAIJ). Prior to April 2016, CAIJ was an 80%-owned subsidiary of CAI with the remaining 20% owned by JIA. Prior to the transfer of containers from the Company, the Japanese container funds received contributions from unrelated Japanese investors, under separate Japanese investment agreements allowed under Japanese commercial laws. The contributions were used to purchase container equipment from the Company. Under the terms of the agreements, the Japanese container funds manage the activities of certain Japanese entities but may outsource all or part of each operation to a third party. Pursuant to its services agreements with investors, the Japanese container funds have outsourced the general management of their operations to CAIJ. The Japanese container funds have also entered into equipment management service agreements and financing arrangements whereby the Company managed the leasing activity of containers owned by the Japanese container funds.

As described in Note 4, the Japanese managed container funds and financing arrangements are considered VIEs. However, with the exception of the financing arrangements described in Note 4, the Company does not consider its interest in the managed Japanese container funds to be a variable interest. As such, the Company did not consolidate the assets and liabilities, results of operations or cash flows of these funds in its consolidated financial statements.

As described in Note 4, the Company has included in its consolidated financial statements, the assets and liabilities, results of operations, and cash flows of the financing arrangements, in accordance with FASB ASC Topic 810, Consolidation.

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

(16)Capital Stock

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

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

The following tables show condensed segment information for the years ended December 31, 2016, 2015 and 2014, reconciled to the Company’s net income before income taxes and non-controlling interest as shown in its consolidated statements of income for such periods (in thousands):

	Year Ended December 31, 2016
	Container Leasing	Rail Leasing	Logistics	Total
Container lease income	$200,186	$-	$-	$200,186
Rail lease income	-	30,490	-	30,490
Logistics revenue	-	-	61,536	61,536
Management fee revenue	2,142	-	-	2,142
Total revenue	202,328	30,490	61,536	294,354
Depreciation of rental equipment	95,755	9,122	-	104,877
Storage, handling and other expenses	32,465	3,386	11	35,862
Logistics transportation costs	-	-	51,980	51,980
Loss (gain) on sale of used rental equipment	12,750	33	(112)	12,671
Administrative expenses	20,453	3,759	11,466	35,678
Total operating expenses	161,423	16,300	63,345	241,068
Operating income	40,905	14,190	(1,809)	53,286
Net interest expense	35,784	6,970	-	42,754
Other expense	654	-	-	654
Total other expenses	36,438	6,970	-	43,408
Net income (loss) before income taxes and non-controlling interest	$4,467	$7,220	$(1,809)	$9,878
Goodwill	$-	$-	$15,794	$15,794
Total assets	$1,638,263	$378,059	$39,612	$2,055,934
Purchase of rental equipment (2)	$118,374	$132,791	$-	$251,165

	Year Ended December 31, 2015 (1)
	Container Leasing	Rail Leasing	Logistics	Total
Container lease income	$217,505	$-	$-	$217,505
Rail lease income	-	17,433	-	17,433
Logistics revenue	-	-	11,502	11,502
Management fee revenue	3,227	-	-	3,227
Total revenue	220,732	17,433	11,502	249,667
Depreciation of rental equipment	108,996	4,594	-	113,590
Storage, handling and other expenses	27,653	2,540	1	30,194
Logistics transportation costs	-	-	10,172	10,172
Loss (gain) on sale of used rental equipment	2,276	(1,622)	-	654
Administrative expenses	21,969	3,131	2,517	27,617
Total operating expenses	160,894	8,643	12,690	182,227
Operating income (loss)	59,838	8,790	(1,188)	67,440
Net interest expense	33,156	3,109	6	36,271
Other expense	182	-	-	182
Total other expenses	33,338	3,109	6	36,453
Net income (loss) before income taxes and non-controlling interest	$26,500	$5,681	$(1,194)	$30,987
Goodwill	$-	$-	$2,905	$2,905
Total assets	$1,728,389	$238,896	$6,300	$1,973,585
Purchase of rental equipment (2)	$226,469	$162,862	$-	$389,331

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

	Year Ended December 31, 2014 (1)
	Container Leasing	Rail Leasing	Logistics	Total
Container lease income	$210,756	$-	$-	$210,756
Rail lease income	-	10,336	-	10,336
Management fee revenue	6,497	-	-	6,497
Total revenue	217,253	10,336	-	227,589
Depreciation of rental equipment	75,150	2,826	-	77,976
Storage, handling and other expenses	23,841	2,202	-	26,043
Gain on sale of used rental equipment	(6,506)	(16)	-	(6,522)
Administrative expenses	24,180	2,358	-	26,538
Total operating expenses	116,665	7,370	-	124,035
Operating income	100,588	2,966	-	103,554
Net interest expense	33,599	1,993	-	35,592
Other expense	773	-	-	773
Total other expenses	34,372	1,993	-	36,365
Net income before income taxes and non-controlling interest	$66,216	$973	$-	$67,189
Purchase of rental equipment (2)	$289,921	$17,362	$-	$307,283

(1)

Amounts for the years ended December 31, 2015 and 2014 have been restated for immaterial corrections of identified errors relating to prepaid loan fees (see Note 2 (b) “Correction of Immaterial Errors”).

(2)	Represents cash disbursements for purchasing of rental equipment as reflected in the consolidated statements of cash flows for the periods indicated.

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

The Company’s railcars, with a net book value of $370.1 million as of December 31, 2016, are used to transport cargo within North America.

The following table represents the geographic allocation of revenue for the periods indicated based on customers’ primary domicile (in thousands):

	Year Ended December 31,
	2016	2015	2014
United States	$116,121	$48,103	$13,821
France	26,504	25,811	26,586
Japan	19,706	24,919	26,124
Switzerland	17,862	18,937	22,813
Korea	13,495	17,703	23,169
Other Asia	52,200	62,702	64,677
Other Europe	36,440	37,353	33,235
Other International	12,026	14,139	17,164
Total revenue	$294,354	$249,667	$227,589

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

(18)Revenue Concentration

Revenue from the Company’s ten largest lessees represented 41.5%,  51.9% and 55.4% of total revenue for the years ended December 31, 2016, 2015 and 2014, respectively. Revenue from the Company’s single largest lessee, CMA CGM, accounted for 10.8%, or $31.7 million, 11.6%, or $29.0 million, and 11.4%, or $25.9 million, of total revenue for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The following table sets forth the reconciliation of basic and diluted net income per share for the years ended December 31, 2016, 2015 and 2014 (in thousands, except per share data):

	Year Ended December 31,
	2016	2015 (1)	2014 (1)
Numerator
Net income attributable to CAI common stockholders used in the calculation
of basic and diluted earnings per share	$5,997	$26,601	$59,887
Denominator
Weighted-average shares used in the calculation of basic earnings per share	19,318	20,773	20,732
Effect of dilutive securities:
Stock options and restricted stock	75	215	423
Weighted-average shares used in the calculation of diluted earnings per share	19,393	20,988	21,155

Net income per share attributable to CAI common stockholders:
Basic	$0.31	$1.28	$2.89
Diluted	$0.31	$1.27	$2.83

(1)

Amounts for the years ended December 31, 2015 and 2014 have been restated for immaterial corrections of identified errors relating to prepaid loan fees (see Note 2 (b) “Correction of Immaterial Errors”).

The calculation of diluted income per share for the years ended December 31, 2016, 2015 and 2014 excluded from the denominator 1,135,711 shares, 763,847 shares and 600,450 shares, respectively, of common stock options granted to employees and directors because their effect would have been anti-dilutive.

(20)Selected Quarterly Financial Data (Unaudited)

The following table sets forth key interim financial information for the years ended December 31, 2016 and 2015 (in thousands, except per share amount):

	2016 Quarters Ended (1)				2015 Quarters Ended (1)
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Revenue	$77,274	$78,472	$71,642	$66,966	$65,692	$66,117	$59,366	$58,492
Operating expenses	64,664	71,110	56,784	48,510	68,292	42,861	36,232	34,842
Operating income (loss)	12,610	7,362	14,858	18,456	(2,600)	23,256	23,134	23,650
Net income (loss) attributable to
CAI common stockholders	620	(5,451)	3,711	7,117	(12,630)	12,934	12,824	13,473

Net income (loss) per share attributable
to CAI common stockholders:
Basic	$0.03	$(0.29)	$0.20	$0.37	$(0.63)	$0.62	$0.61	$0.64
Diluted	$0.03	$(0.29)	$0.20	$0.37	$(0.63)	$0.61	$0.60	$0.63

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

(1)

Amounts for the quarters ended March 31, 2016 and 2015, June 30, 2016 and 2015, September 30, 2016 and 2015, and December 31, 2015 have been restated for immaterial corrections of identified errors relating to prepaid loan fees (see Note 2 (b) “Correction of Immaterial Errors”).

Schedule II

Valuation Accounts

(In thousands)

	Balance at			Balance at
	Beginning	Net Additions		End of
	of Period	to Expense	Deductions*	Period
December 31, 2014
Accounts receivable, allowance for doubtful accounts	$503	$248	$(71)	$680
December 31, 2015
Accounts receivable, allowance for doubtful accounts	$680	$448	$(580)	$548
December 31, 2016
Accounts receivable, allowance for doubtful accounts	$548	$3,151	$(2,359)	$1,340

*Primarily consists of write-offs, net of recoveries and other adjustments

 EXHIBIT INDEX

Exhibit
Exhibit No.	Description

2.1

Stock Purchase Agreement, dated June 1, 2016, among CAI International, Inc., Hybrid Logistics, Inc., General Transportation Service, Inc., the shareholders named therein, and Zions Bank, a division of ZB, National Association, as escrow agent (incorporated by reference to Exhibit 2.1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016, filed on August 9, 2016).

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

10.3*	CAI International, Inc. 2007 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on June 8, 2016).

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

10.6

Amendment No. 1 to Third Amended and Restated Revolving Credit Agreement, dated October 1, 2013, by and among CAI International, Inc., Container Applications Limited, Bank of America, N.A. and other lending institutions from time to time party to the Third Amended and Restated Revolving Credit Agreement, Bank of America, N.A., as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Union Bank, N.A. and Wells Fargo Bank, N.A., as syndication agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Union Bank, N.A. and Wells Fargo Securities, LLC, as joint lead arrangers and book managers, and Bank of Montreal (Chicago Branch), JP Morgan Chase Bank, N.A. and Sovereign Bank, N.A., as co-agents (incorporated by reference to Exhibit 10.6 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on February 27, 2015).

10.7

Amendment No. 2 to Third Amended and Restated Revolving Credit Agreement, dated August 15, 2014, by and among CAI International, Inc., Container Applications Limited, Bank of America, N.A. and other lending institutions from time to time party to the Third Amended and Restated Revolving Credit Agreement, Bank of America, N.A., as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Union Bank, N.A. and Wells Fargo Bank, N.A., as syndication agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Union Bank, N.A. and Wells Fargo Securities, LLC, as joint lead arrangers and book managers, and Bank of Montreal (Chicago Branch), JP Morgan Chase Bank, N.A. and Santander Bank, N.A., as co-agents (incorporated by reference to Exhibit 10.7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on February 27, 2015).

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

10.10

Amended and Restated Term Loan Agreement, dated June 30, 2016, among Container Applications Limited, CAI International, Inc., the Lenders listed on Schedule I thereto, SunTrust Bank and SunTrust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K, filed on July 7, 2016).

10.11

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

10.12

Contribution and Sale Agreement, dated October 18, 2012, between Container Applications Limited and CAL Funding II Limited (incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed on October 23, 2012).

10.13

Performance Guaranty, dated October 18, 2012, made by CAI International, Inc. for the benefit of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed on October 23, 2012).

10.14

Loan and Security Agreement, dated August 30, 2016, among CAI Rail, Inc., the lenders from time to time party thereto, and Bank of Utah, as administrative and collateral agent (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on September 6, 2016).

10.15*

Amended and Restated Employment Agreement, dated April 29, 2011, between CAI International, Inc. and Victor Garcia (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011, filed on May 6, 2011).

10.16*

Employment Agreement, dated August 20, 2013, between CAI International, Inc. and Timothy B. Page (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K, filed on August 23, 2013).

10.17*

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

10.19*

Continuing Services Agreement, dated April 29, 2011, between Masaaki Nishibori and CAI International, Inc. (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011, filed on May 6, 2011).

10.20‡‡

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

101

The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2016 and 2015, (ii) Consolidated Statements of Income for the years ended December 31, 2016,  2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016,  2015 and 2014; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016,  2015 and 2014; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016,  2015 and 2014; and (vi) Notes to Consolidated Financial Statements.

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

Date:	March 13, 2017	CAI International, Inc.

		By:	/s/ VICTOR M. GARCIA
Victor M. Garcia
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities indicated, on the 13th day of March, 2017.

Signature	Title(s)

/s/ HIROMITSU OGAWA	Chairman of the Board of Directors
Hiromitsu Ogawa

/s/ VICTOR M. GARCIA	President and Chief Executive Officer, Director
Victor M. Garcia	(Principal Executive Officer)

/s/ TIMOTHY B. PAGE	Chief Financial Officer
Timothy B. Page	(Principal Financial and Accounting Officer)

/s/ MASAAKI (JOHN) NISHIBORI	Director
Masaaki (John) Nishibori

/s/ GARY M. SAWKA	Director
Gary M. Sawka

/s/ MARVIN DENNIS	Director
Marvin Dennis

Director
William W. Liebeck

/s/ DAVID G. REMINGTON	Director
David G. Remington