Form 10-Q
period 2017-03-31
CAI International, Inc.
filed 2017-05-04
CIK 1388430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”  and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark of the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common	April 30, 2017
Common Stock, $.0001 par value per share	19,253,739 shares

 CAI INTERNATIONAL, INC.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business, operations, growth strategy and service development efforts. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words “may,” “might,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (SEC) on March 13, 2017 and our other reports filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our other filings with the SEC.

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

 CAI INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

(UNAUDITED)

	March 31,	December 31,
	2017	2016
Assets
Current assets
Cash	$12,141	$15,685
Cash held by variable interest entities	20,382	30,449
Accounts receivable, net of allowance for doubtful accounts of $1,543 and
$1,340 at March 31, 2017 and December 31, 2016, respectively	63,426	63,745
Current portion of net investment in direct finance leases	20,154	19,959
Prepaid expenses and other current assets	9,598	5,315
Total current assets	125,701	135,153
Restricted cash	5,937	6,192
Rental equipment, net of accumulated depreciation of $440,406 and
$421,153 at March 31, 2017 and December 31, 2016, respectively	1,832,291	1,807,010
Net investment in direct finance leases	77,036	80,582
Goodwill	15,794	15,794
Intangible assets, net of accumulated amortization of $3,350 and
$2,681 at March 31, 2017 and December 31, 2016, respectively	9,022	9,691
Furniture, fixtures and equipment, net of accumulated depreciation of $2,924 and
$2,833 at March 31, 2017 and December 31, 2016, respectively	509	550
Other non-current assets	2,020	962
Total assets (1)	$2,068,310	$2,055,934

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$9,873	$13,804
Accrued expenses and other current liabilities	11,529	11,778
Due to container investors	6,245	7,077
Unearned revenue	8,241	10,613
Current portion of debt	85,204	95,527
Rental equipment payable	51,357	25,207
Total current liabilities	172,449	164,006
Debt	1,377,931	1,380,499
Deferred income tax liability	51,401	51,804
Other long term liabilities	1,710	2,121
Total liabilities (2)	1,603,491	1,598,430

Stockholders' equity
Common stock: par value $.0001 per share; authorized 84,000,000 shares; issued and outstanding
19,192,687 and 19,057,217 shares at March 31, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	141,846	141,058
Accumulated other comprehensive loss	(7,881)	(8,132)
Retained earnings	330,852	324,576
Total stockholders' equity	464,819	457,504
Total liabilities and stockholders' equity	$2,068,310	$2,055,934

(1)

Total assets at March 31, 2017 and December 31, 2016 include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash, $20,382 and $30,449; Net investment in direct finance leases, $8,188 and $7,331; and Rental equipment, net of accumulated depreciation,  $56,401 and $62,477, respectively.

(2)

Total liabilities at March 31, 2017 and December 31, 2016 include the following VIE liabilities for which the VIE creditors do not have recourse to CAI International, Inc.: Current portion of debt, $19,504 and $30,980; Debt, $69,968 and $74,887, respectively.

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Revenue
Container lease income	$52,954	$51,545
Rail lease income	8,053	7,257
Logistics revenue	20,499	8,164
Total revenue	81,506	66,966

Operating expenses
Depreciation of rental equipment	27,972	23,034
Storage, handling and other expenses	6,953	9,051
Logistics transportation costs	17,071	6,942
Loss on sale of used rental equipment	873	733
Administrative expenses	10,686	8,750
Total operating expenses	63,555	48,510

Operating income	17,951	18,456

Other expenses
Net interest expense	11,672	10,042
Other expense	314	130
Total other expenses	11,986	10,172

Net income before income taxes and non-controlling interest	5,965	8,284
Income tax expense	693	1,133

Net income	5,272	7,151
Net income attributable to non-controlling interest	-	34
Net income attributable to CAI common stockholders	$5,272	$7,117

Net income per share attributable to CAI common stockholders
Basic	$0.28	$0.36
Diluted	$0.27	$0.36

Weighted average shares outstanding
Basic	19,010	19,774
Diluted	19,231	19,833

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016

Net income	$5,272	$7,151
Other comprehensive income, net of tax:
Foreign currency translation adjustments	251	922
Comprehensive income	5,523	8,073
Comprehensive income attributable to non-controlling interest	-	34
Comprehensive income attributable to CAI common stockholders	$5,523	$8,039

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$5,272	$7,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,058	23,113
Amortization of debt issuance costs	747	754
Amortization of intangible assets	669	76
Stock-based compensation expense	461	470
Unrealized loss (gain) on foreign exchange	236	(7)
Loss on sale of used rental equipment	873	733
Deferred income taxes	601	100
Bad debt expense	187	150
Changes in other operating assets and liabilities:
Accounts receivable	(1,069)	(7,993)
Prepaid expenses and other assets	(4,134)	(53)
Accounts payable, accrued expenses and other current liabilities	(4,763)	4,040
Due to container investors	(832)	194
Unearned revenue	(648)	1,383
Net cash provided by operating activities	25,658	30,111
Cash flows from investing activities
Purchase of rental equipment	(48,116)	(45,844)
Acquisitions, net of cash acquired	-	(6,680)
Proceeds from sale of used rental equipment	19,325	12,740
Purchase of furniture, fixtures and equipment	(44)	(25)
Receipt of principal payments from direct financing leases	2,741	7,073
Net cash used in investing activities	(26,094)	(32,736)
Cash flows from financing activities
Proceeds from debt	85,787	145,200
Principal payments on debt	(100,541)	(136,445)
Debt issuance costs	-	(10)
Decrease in restricted cash	255	255
Repurchase of stock	-	(6,032)
Exercise of stock options	327	-
Net cash (used in) provided by financing activities	(14,172)	2,968
Effect on cash of foreign currency translation	997	206
Net (decrease) increase in cash	(13,611)	549
Cash at beginning of the period	46,134	52,553
Cash at end of the period	$32,523	$53,102

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$97	$245
Interest	11,504	9,964
Supplemental disclosure of non-cash investing and financing activity
Transfer of rental equipment to direct finance lease	$1,806	$8,879
Transfer of direct finance lease to rental equipment	291	-

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2017 and December 31, 2016, the Company’s results of operations for the three months ended March 31, 2017 and 2016, and the Company’s cash flows for the three months ended March 31, 2017 and 2016. The results of operations and cash flows for the periods presented are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2017 or in any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 13, 2017.

(2)  Accounting Policies and Recent Accounting Pronouncements

Accounting Policies

Container rental equipment is recorded at original cost and depreciated to an estimated residual value on a straight-line basis over its estimated useful life. The estimated useful lives and residual values of the Company’s container equipment are based on historical disposal experience and the Company’s expectations for future used container sale prices. Depreciation estimates are reviewed on a regular basis to determine whether sustained changes have taken place in the useful lives of equipment or assigned residual values, which would suggest that a change in depreciation estimates is warranted.

After the Company conducted its regular depreciation policy review for 2016, it concluded that a change in the estimated residual value for 40-foot high cube dry van containers from $1,650 to $1,400 per container, effective July 1, 2016, was appropriate.  The change increased the Company’s depreciation expense by $2.3 million, decreased net income by $2.2 million, and decreased diluted earnings per share by $0.11 for the three months ended March 31, 2017.

The Company continuously monitors disposal prices across its entire portfolio for indications of a sustained market downturn. The Company will adjust its residual value estimates as and when conditions warrant.

Except as described below in “Recent Accounting Pronouncements”  there were no changes to the Company’s accounting policies during the three months ended March 31, 2017. See Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 13, 2017, for a description of the Company’s significant accounting policies.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The new standard simplifies certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification on the statement of cash flows. The new guidance also allows an entity to make a policy election to account for forfeitures as they occur. The Company adopted ASU 2016-09 effective January 1, 2017. Accordingly, excess tax benefits or deficiencies from stock-based compensation are now reflected in the consolidated statements of income as a component of the provision for income taxes, whereas they were previously recognized in equity. As a result of the adoption of ASU 2016-09, the Company recognized $1.0 million in deferred tax assets associated with excess tax benefits not previously recognized in deferred taxes as a cumulative-effect adjustment to retained earnings as of January 1, 2017.  Adoption of the new standard did not have a material impact on our provision for income taxes for the three months ended March 31, 2017. The Company elected to apply the change in presentation to the statements of cash flows prospectively and elected to account for forfeitures as they occur, rather than estimate expected forfeitures, which did not have a material impact on the Company’s consolidated financial statements.

(3)  Insurance Receivable and Impairment

In August 2016, Hanjin Shipping Co., Ltd. (Hanjin) filed for bankruptcy protection from its creditors. Based on the recovery of Hanjin containers to date and prior experience, the Company believes that most of its containers will be recovered. As of March 31, 2017, the Company has recovered approximately 84% of the containers that were on lease to Hanjin. The Company maintains insurance to cover the value of containers that are unlikely to be recovered from its customers, the cost to recover containers and up to 180 days of lost lease rental income, subject to a deductible of $2.0 million.

During the year ended December 31, 2016,  the Company recorded an impairment of $3.2 million representing the book value of containers the Company estimated would not be recovered from Hanjin. As of December 31, 2016, an insurance receivable of $3.8 million was recorded for $1.2 million of estimated unrecoverable containers in excess of the insurance deductible, which was recorded in depreciation expense, and $2.6 million of recovery costs, which was recorded as a reduction to storage, handling and other expenses for the year ended December 31, 2016.  An additional insurance receivable of $4.1 million was recorded for $2.2 million of lost lease rental income, recognized as container lease income and $1.9 million of recovery costs, recorded as a reduction to storage, handling and other expenses, during the three months ended March 31, 2017. As of March 31, 2017, the insurance receivable related to this customer was $7.9 million.

(4)  Consolidation of Variable Interest Entities as a Non-Controlling Interest

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

Managed Container Funds

The fees earned by the Company for arranging, managing and establishing container funds are commensurate with the level of effort required to provide those services, and are at or above the same level of seniority as other operating liabilities of the funds that are incurred in the normal course of business. As such, the Company does not have a variable interest in the managed containers funds, and does not consolidate those funds. The Company recognizes gain on sale of containers to the unconsolidated funds as sales in the ordinary course of business. No container portfolios were sold to the Japanese funds in the three months ended March 31, 2017 and 2016.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Collateralized Financing Obligations

As of March 31, 2017, the Company has transferred containers, with a total net book value of  $201.9 million at the time of transfer, to Japanese investor funds while concurrently entering into lease agreements for the same containers, under which the Company leases the containers back from the Japanese investors. In accordance with FASB ASC Topic 840, Sale-Leaseback Transactions, the Company concluded these were financing transactions under which sale-leaseback accounting was not applicable.

The terms of the transactions with container funds under financing arrangements include options for the Company to purchase the containers from the funds at a fixed price. As a result of the residual interest resulting from the fixed price call option, the Company concluded that it may absorb a significant amount of the variability associated with the funds’ anticipated economic performance and, as a result, the Company has a variable interest in the funds. The funds are considered VIEs under FASB ASC Topic 810, Consolidation, because, as lessee of the funds, the Company has the power to direct the activities that most significantly impact each entity’s economic performance, including the leasing and managing of containers owned by the funds. As the Company has the power to direct the activities that most significantly impact the economic performance of the VIEs and the variable interest provides the Company with the right to receive benefits from the entity that could potentially be significant to the funds, the Company determined that it is the primary beneficiary of these VIEs and included the VIEs’ assets and liabilities as of March 31, 2017, and December 31, 2016, and the results of the VIEs’ operations and cash flows for the three months ended March 31, 2017 and 2016, in the Company’s consolidated financial statements.

The containers that were transferred to the Japanese investor funds had a net book value of $64.6 million as of March 31, 2017. The container equipment, together with $20.4 million of cash held by the investor funds that can only be used to settle the liabilities of the VIEs, has been included on the Company’s consolidated balance sheets with the related liability presented in the debt section of the Company’s consolidated balance sheets as collateralized financing obligations of $84.8 million and term loans held by VIE of $4.7 million. See Note 9(e) and 9(f) for additional information. No gain or loss was recognized by the Company on the initial consolidation of the VIEs. Containers sold to the Japanese investor funds during the three months ended March 31, 2016, had a  book value of $10.7 million. No containers were sold to Japanese investor funds during the three months ended March 31, 2017.

(5)  Acquisitions

In 2016, the Company completed the acquisitions of Challenger and Hybrid, for total consideration of $22.8 million, $6.0 million of which was contingent and based on their future performance. The aggregate allocation of the combined purchase price included $1.2 million of cash,  $9.9 million of identifiable intangible assets, $12.9 million of residual goodwill, and $1.2 million of net liabilities assumed.

The contingent consideration liability was $2.2 million as of March 31, 2017 and December 31, 2016. Expected future payments of $1.7 million and $0.5 million were recorded in Other long-term liabilities and Accrued expenses and Other current liabilities, respectively, in the Company’s consolidated balance sheets at March 31, 2017 and December 31, 2016.

Management believes that the contingent consideration liability of $2.2 million approximates its fair value as of March 31, 2017, based on the fair value of expected future payments estimated based on forecasted future performance. The fair value of these liabilities would be categorized as Level 3 in the fair value hierarchy.

(6)  Rental Equipment

The following table provides a summary of the Company’s rental equipment (in thousands):

	March 31,	December 31,
	2017	2016
Dry containers	$1,335,979	$1,322,508
Refrigerated containers	353,326	350,776
Other specialized equipment	181,988	164,934
Railcars	401,404	389,945
	2,272,697	2,228,163
Accumulated depreciation	(440,406)	(421,153)
Rental equipment, net of accumulated depreciation	$1,832,291	$1,807,010

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7)  Net Investment in Direct Finance Leases

The following table represents the components of the Company’s net investment in direct finance leases (in thousands):

	March 31,	December 31,
	2017	2016
Gross finance lease receivables (1)	$117,915	$123,563
Unearned income (2)	(20,725)	(23,022)
Net investment in direct finance leases	$97,190	$100,541

(1)

At the inception of the lease, the Company records the total minimum lease payments, executory costs, if any, and unguaranteed residual value as gross finance lease receivables. The gross finance lease receivables are reduced as customer payments are received.  There was $2.7 million and $2.1 million unguaranteed residual value, respectively, at March 31, 2017 and December 31, 2016 included in gross finance lease receivables. There were no executory costs included in gross finance lease receivables as of March 31, 2017 and December 31, 2016.

(2)

The difference between the gross finance lease receivables and the cost of the equipment or carrying amount at the lease inception is recorded as unearned income. Unearned income, together with initial direct costs, are amortized to income over the lease term so as to produce a constant periodic rate of return. There were no unamortized initial direct costs as of March 31, 2017 and December 31, 2016.

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

Tier 3— Customers in this category exhibit volatility in payments on a regular basis.

Based on the above categories, the Company's gross finance lease receivables were as follows (in thousands):

	March 31,	December 31,
	2017	2016
Tier 1	$71,635	$74,777
Tier 2	46,280	48,786
Tier 3	-	-
	$117,915	$123,563

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Contractual maturities of the Company's gross finance lease receivables subsequent to and as of March 31, 2017 for the years ending March 31 were as follows (in thousands):

2018	$28,186
2019	26,176
2020	35,278
2021	11,473
2022	11,102
2023 and thereafter	5,700
$117,915

(8)  Intangible Assets

The Company amortizes intangible assets on a straight line-basis over their estimated useful lives as follows:

Trademarks and tradenames	2-3 years
Customer relationships	8 years

The Company’s intangible assets as of March 31, 2017 and December 31, 2016 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2017
Trademarks and tradenames	$3,028	$(2,228)	$800
Customer relationships	9,344	(1,122)	8,222
	$12,372	$(3,350)	$9,022
December 31, 2016
Trademarks and tradenames	$3,028	$(1,850)	$1,178
Customer relationships	9,344	(831)	8,513
	$12,372	$(2,681)	$9,691

Total amortization expense was $0.7 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively, and was included in administrative expenses in the consolidated statements of income.

As of March 31, 2017,  estimated future amortization expenses are as follows (in thousands):

2018	$1,731
2019	1,404
2020	1,167
2021	1,167
2022	1,167
2023 and thereafter	2,386
$9,022

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(9)  Debt

Details of the Company’s debt as of March 31, 2017 and December 31, 2016 were as follows (dollars in thousands):

		March 31, 2017			December 31, 2016
		Outstanding		Average	Outstanding		Average
Reference		Current	Long-term	Interest	Current	Long-term	Interest	Maturity

(a)(i)	Revolving credit facility	$1,000	$523,000	2.7%	$-	$526,000	2.5%	March 2020
(a)(ii)	Revolving credit facility - Rail	-	240,500	2.7%	-	223,500	2.4%	October 2020
(a)(iii)	Revolving credit facility	-	6,089	2.0%	-	-	-	September 2020
(b)(i)	Term loan	1,800	21,450	3.0%	1,800	21,900	2.9%	April 2018
(b)(ii)	Term loan	9,000	118,500	2.6%	9,000	120,750	2.3%	October 2019
(b)(iii)	Term loan	7,000	87,750	2.7%	7,000	89,500	2.5%	June 2021
(b)(iv)	Term loan	1,168	17,427	3.4%	1,158	17,723	3.4%	December 2020
(b)(v)	Term loan	2,730	45,673	3.6%	2,705	46,365	3.6%	August 2021
(c)	Senior secured notes	6,110	61,940	4.9%	6,110	64,995	4.9%	September 2022
(d)	Asset-backed notes	40,000	192,875	3.4%	40,000	202,875	3.4%	March 2028
(e)	Collateralized financing obligations	17,675	67,140	1.1%	28,693	71,346	1.1%	September 2019
(f)	Term loans held by VIE	1,829	2,828	2.7%	2,287	3,541	2.5%	June 2019
		88,312	1,385,172		98,753	1,388,495
	Debt issuance costs	(3,108)	(7,241)		(3,226)	(7,996)
	Total Debt	$85,204	$1,377,931		$95,527	$1,380,499

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

As of March 31, 2017, the maximum commitment under the revolving credit facility was $775.0 million. The revolving credit facility may be increased up to a maximum of $960.0 million, in accordance with the terms of the agreement, so long as no default or event of default exists either before or immediately after giving effect to the increase. There is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The revolving credit facility provides that swing line loans (short-term borrowings of up to $25.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $30.0 million in the aggregate) will be available to the Company. These credit commitments are part of, and not in addition to, the total commitment provided under the revolving credit facility. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the revolving credit agreement. Interest rates are based on LIBOR for Eurodollar loans and Base Rate for Base Rate loans. In addition to various financial and other covenants, the Company’s revolving credit facility also includes certain restrictions on the Company’s ability to incur other indebtedness or pay dividends to stockholders. As of March 31, 2017, the Company was in compliance with the terms of the revolving credit facility.

As of March 31, 2017, the Company had $250.9 million in availability under the revolving credit facility (net of $0.1 million in letters of credit) subject to its ability to meet the collateral requirements under the agreement governing the facility. Based on the borrowing base and collateral requirements at March 31, 2017, the borrowing availability under the revolving credit facility was $72.2 million, assuming no additional contribution of assets. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

The Company’s revolving credit facility, including any amounts drawn on the facility, is secured by substantially all of the assets of the Company (not otherwise used as security for its other credit facilities) including equipment owned by the Company, which had a net book value of $731.1 million as of March 31, 2017, the underlying leases and the Company’s interest in any money received under such contracts.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(ii) On October 22, 2015, the Company and CAI Rail Inc. (CAI Rail), a wholly-owned subsidiary of the Company, entered into the Second Amended and Restated Revolving Credit Agreement with a consortium of banks, pursuant to which the prior revolving credit facility for CAI Rail was amended to extend the maturity date to October 22, 2020, reduce the interest rate, increase the commitment level from $250.0 million to $500.0 million, which may be increased up to a maximum of $700.0 million subject to certain conditions, and revise certain of the covenants and restrictions under the prior facility to provide the Company with additional flexibility. As of March 31, 2017, the maximum credit commitment under the revolving credit facility was $500.0 million.

Borrowings under this revolving credit facility bear interest at a variable rate. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the revolving credit agreement. Interest rates are based on LIBOR for Eurodollar loans and Base Rate for Base Rate loans.

As of March 31, 2017, CAI Rail had $259.5 million in availability under the revolving credit facility, subject to its ability to meet the collateral requirements under the agreement governing the facility. Based on the borrowing base and collateral requirements at March 31, 2017, the borrowing availability under the revolving credit facility was $3.2 million, assuming no additional contribution of assets. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

The agreement governing CAI Rail’s revolving credit facility contains various financial and other covenants. As of March 31, 2017, CAI Rail was in compliance with the terms of the revolving credit facility. CAI Rail’s revolving credit facility, including any amounts drawn on the facility, is secured by all of the assets of CAI Rail, which had a net book value of  $300.4 million as of March 31, 2017, and is guaranteed by the Company.

(iii) On September 23, 2016, the Company and CAI International GmbH (CAI GmbH), a wholly-owned subsidiary of the Company, entered into a Revolving Credit Agreement with a financial institution to finance the acquisition of rental equipment. As of March 31, 2017, the maximum credit commitment under the revolving credit facility was €25.0 million. Borrowings under this revolving credit facility bear interest at a variable rate. Interest rates are based on EURIBOR.

As of March 31, 2017, CAI GmbH had €19.3 million in availability under the revolving credit facility, subject to its ability to meet the collateral requirements under the agreement governing the facility. Based on the borrowing base and collateral requirements at March 31, 2017, the borrowing availability under the revolving credit facility was €6.7  million, assuming no additional contribution of assets. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

The agreement governing CAI GmbH’s revolving credit facility contains various financial and other covenants. As of March 31, 2017,  CAI GmbH was in compliance with the terms of the revolving credit facility. CAI GmbH’s revolving credit facility, including any amounts drawn on the facility, is secured by all of the assets of CAI GmbH, which had a net book value of  €16.5 million as of March 31, 2017, and is guaranteed by the Company.

(b)Term Loans

Term loans consist of the following:

(i)  On March 22, 2013, the Company entered into a $30.0 million five-year term loan agreement with Development Bank of Japan (DBJ). The loan is payable in 19 quarterly installments of $0.5 million starting July 31, 2013 and a final payment of $21.5 million on April 30, 2018. The loan bears interest at a variable rate based on LIBOR. As of March 31, 2017, the loan had a balance of  $23.3 million.

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

On October 1, 2014, the Company entered into an amended and restated term loan agreement, pursuant to which the prior loan agreement was refinanced. The amended and restated term loan agreement, which contains similar terms to the prior loan agreement, was amended to, among other things: (a) reduce borrowing rates from LIBOR plus 2.25% to LIBOR plus 1.6% (per annum) for Eurodollar loans, (b) increase the loan commitment from $115.0 million to $150.0 million, (c) extend the maturity date to October 1, 2019, and (d) revise certain of the covenants and restrictions under the prior loan agreement to provide the Company with additional flexibility. As of March 31, 2017, the term loan had a balance of  $127.5  million.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(iii) On April 11, 2012, the Company entered into a term loan agreement with a consortium of banks. The agreement, as amended, provided for a five-year term loan of up to $142.0 million, subject to certain borrowing conditions, which amount is secured by certain assets of the Company.

On June 30, 2016, the Company entered into an amended and restated term loan agreement, pursuant to which the prior loan agreement was refinanced. The amended and restated term loan agreement, which contains similar terms to the prior loan agreement, was amended to, among other things: (a) provide the Company with the ability to increase the commitments under the facility to a maximum of $100.0 million, subject to certain conditions, (2) extend the maturity date to June 30, 2021, and (c) revise certain of the covenants and restrictions under the prior agreement to provide the Company with additional flexibility. The term loan’s outstanding principal is amortized quarterly, with quarterly payments equal to 1.75% multiplied by the original outstanding principal. The amended and restated term loan agreement bears a variable interest rate based on LIBOR for Eurodollar loans, and Base Rate for base rate loans. As of March 31, 2017, the loan had a balance of $94.8 million.

(iv) On December 22, 2015, the Company entered into a $20.0 million five-year term loan agreement for CAI Rail with a financial institution. The term loan’s outstanding principal bears interest at a fixed rate of 3.4% per annum and is amortized quarterly. Any unpaid principal and interest is due and payable on December 22, 2020. The proceeds from the term loan were primarily used to repay outstanding amounts under CAI Rail’s revolving credit facility. As of March 31, 2017, the loan had a balance of  $18.6  million.

(v) On August 30, 2016, CAI Rail entered into a term loan agreement of up to $100.0 million with a consortium of banks for the acquisition of railcars, subject to certain borrowing conditions, which is secured by certain railcars and other assets of CAI Rail. The loan agreement is an amortizing facility with a term of five years. Borrowings under the loan bear interest at a fixed rate as specified in the applicable term note entered into at the time a draw is made under the loan agreement. Principal and interest on the borrowings are payable monthly during the five-year term of the note. At closing of the loan agreement, CAI Rail made a draw of $50.0 million on the facility at a fixed interest rate of 3.6% per annum. Any unpaid principal and interest is due on August 30, 2021. As of March 31, 2017, the loan had a balance of $48.4 million.

The Company’s term loans are secured by rental equipment owned by the Company, which had a net book value of $372.2 million as of March 31, 2017.

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

The Notes bear interest at 4.9% per annum, due and payable semiannually on March 13 and September 13 of each year, commencing on March 13, 2013. In addition, CAL is required to make certain principal payments on March 13 and September 13 of each year, commencing on March 13, 2013. Any unpaid principal and interest is due and payable on September 13, 2022. The Note Purchase Agreement provides that CAL may prepay at any time all or any part of the Notes in an amount not less than 10% of the aggregate principal amount of the Notes then outstanding. As of March 31, 2017, the Notes had a balance of  $68.1 million.

The Company’s senior secured notes are secured by rental equipment owned by the Company, which had a net book value of $91.7 million as of March 31, 2017.

(d)Asset-Backed Notes

On October 18, 2012, CAL Funding II Limited (CAL II), a wholly-owned indirect subsidiary of CAI, issued $171.0 million of 3.47% fixed rate asset-backed notes (Series 2012-1 Asset-Backed Notes). Principal and interest on the Series 2012-1 Asset-Backed Notes is payable monthly commencing on November 26, 2012, and the Series 2012-1 Asset-Backed Notes mature in October 2027.  The proceeds from the Series 2012-1 Asset-Backed Notes were used to repay part of the Company’s borrowings under its senior revolving credit facility. As of March 31, 2017, the Series 2012-1 Asset-Backed Notes had a balance of $95.5 million.

On March 28, 2013, CAL II issued $229.0 million of 3.35% fixed rate asset-backed notes (Series 2013-1 Asset-Backed Notes). Principal and interest on the Series 2013-1 Asset-Backed Notes is payable monthly commencing on April 25, 2013, and the Series 2013-1 Asset-Backed Notes mature in March 2028. The proceeds from the Series 2013-1 Asset-Backed Notes were used partly to reduce the balance of the Company’s term loan as described in Note 9 (b)(ii) above, and to partially pay down the Company’s senior revolving credit facility. The Series 2013-1 Asset-Backed Notes had a balance of $137.4 million as of March 31, 2017.

The Company’s asset-backed notes are secured by certain rental equipment owned by the Company, which had a net book value of $307.4 million as of March 31, 2017.

The agreements under each of the asset-backed notes described above require the Company to maintain a restricted cash account to cover payment of the obligations. As of March 31, 2017, the restricted cash account had a balance of $5.9  million.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(e)Collateralized Financing Obligations

As of March 31, 2017, the Company had collateralized financing obligations of $84.8 million (see Note 4). The obligations had an average interest rate of 1.1% as of March 31, 2017 with maturity dates between September 2017 and September 2019. The debt is secured by a pool of containers covered under the financing arrangements.

(f)Term Loans Held by VIE

On June 25, 2014, one of the Japanese investor funds that is consolidated by the Company as a VIE (see Note 4) entered into a term loan agreement with a bank. Under the terms of the agreement, the Japanese investor fund entered into two loans; a five-year, amortizing loan of $9.2 million at a fixed interest rate of 2.7%, and a five-year, non-amortizing loan of $1.6 million at a variable interest rate based on LIBOR. The debt is secured by assets of the Japanese investor fund, and is subject to certain borrowing conditions set out in the loan agreement. As of March 31, 2017, the term loans held by the Japanese investor fund totaled $4.7 million and had an average interest rate of 2.7%.

The Company’s term loans held by VIE are secured by rental equipment owned by the Japanese investor fund, which had a net book value of $11.5 million as of March 31, 2017.

The agreements relating to all of the Company’s debt contain various financial and other covenants. As of March 31, 2017, the Company was in compliance with all of its debt covenants.

(10)  Stock–Based Compensation Plan

Stock Options

The Company grants stock options from time to time to certain employees and independent directors pursuant to its 2007 Equity Incentive Plan, as amended, (Plan). Under the Plan, a maximum of 2,671,980 share awards may be granted.

Stock options granted to employees have a vesting period of four years from grant date, with 25% vesting after one year, and 1/48th vesting each month thereafter until fully vested. Stock options granted to independent directors vest in one year. All of the stock options have a contractual term of ten years.

The following table summarizes the Company’s stock option activities for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Options outstanding at January 1	1,428,255	$16.31	1,189,255	$18.08
Options granted	190,500	$15.89	-	$-
Options exercised	(60,875)	$8.44	-	$-
Options outstanding at March 31	1,557,880	$16.57	1,189,255	$18.08
Options exercisable	1,009,555	$18.21	917,729	$16.92
Weighted average remaining term	4.5 years		4.7 years

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2017 was $0.4  million. The aggregate intrinsic value of all options outstanding as of March 31, 2017  was $4.0 million based on the closing price of the Company’s common stock of $15.74 per share on March 31, 2017, the last trading day of the quarter.

The Company recorded stock-based compensation expense of $0.3 million and $0.4 million for the three months ended March 31, 2017 and 2016,  respectively. As of March 31, 2017, the remaining unamortized stock-based compensation cost relating to stock options granted to the Company’s employees and independent directors was approximately $3.3 million, which is to be recognized over the remaining weighted average vesting period of approximately 3.0 years.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair value of stock options granted to the Company’s employees and independent directors in 2017 was estimated using the Black-Scholes-Merton pricing model using the following weighted average assumptions. No stock options were granted in the three months ended March 31, 2016:

	Three Months Ended
	March 31,
	2017	2016
Stock price	$15.89	$-
Exercise price	$15.89	$-

Expected term (years)	6.25	-
Expected volatility (%)	56.40	-
Risk-free interest rate (%)	2.14	-
Dividend yield (%)	-	-

The expected option term is calculated using the simplified method in accordance with SEC guidance. The expected volatility was derived from the average volatility of the Company’s stock over a period approximating the expected term of the options. The risk-free rate is based on the daily U.S. Treasury yield curve with a term approximating the expected term of the options. No forfeiture rate was estimated on all options granted during the three months ended March 31, 2017, as the Company accounts for forfeitures as they occur (see Note 2).

Restricted Stock

The Company grants restricted stock from time to time to certain employees pursuant to the Plan. The restricted stock is valued based on the closing price of the Company’s stock on the date of grant and has a vesting period of four years. The following table summarizes the activity of restricted stock under the Plan:

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Restricted stock outstanding, December 31, 2016	65,802	$14.75
Restricted stock granted	85,850	$15.89
Restricted stock vested	(1,045)	$24.36
Restricted stock outstanding, March 31, 2017	150,607	$15.33

The Company recognized $0.1  million of stock-based compensation expense relating to restricted stock for both the three months ended March 31, 2017 and 2016. As of March 31, 2017, unamortized stock-based compensation expense relating to restricted stock was $1.1 million, which will be recognized over the remaining average vesting period of 3.0 years.

Stock-based compensation expense is recorded as a component of administrative expenses in the Company’s consolidated statements of income with a corresponding credit to additional paid-in capital in the Company’s consolidated balance sheets.

(11)  Income Taxes

The consolidated income tax expense for the three months ended March 31, 2017 and 2016, was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2017 and 2016, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to foreign income taxes, state income taxes and the effect of certain permanent differences.

The Company’s estimated full year effective tax rate, before certain non-recurring discrete items, was 6.0% at March 31, 2017, compared to 13.6% at March 31, 2016. The lower estimated full year effective tax rate at March 31, 2017 was due to an increase in the proportion of pretax income generated in lower tax jurisdictions.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company accounts for uncertain tax positions based on an evaluation as to whether it is more likely than not that a position will be sustained on audit, including resolution of any related appeals or litigation processes. This evaluation is based on all available evidence and assumes that the appropriate tax authorities have full knowledge of all relevant information concerning the tax position. Once it has been determined that a tax position is more likely than not to be sustained on its technical merits, the tax benefit recognized is based on the largest amount that is greater than 50% likely of being realized upon ultimate settlement. As of March 31, 2017, the Company had unrecognized tax benefits of $0.2 million, which if recognized, would reduce the Company’s effective tax rate. Total accrued interest relating to unrecognized tax benefits was less than $0.1 million as of March 31, 2017. The Company does not believe the total amount of unrecognized tax benefits as of March 31, 2017 will change for the remainder of 2017.

(12)  Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s asset-backed notes of $232.9 million and collateralized financing obligations of $84.8 million as of March 31, 2017 were estimated to have a fair value of approximately $222.9 million and $83.9 million, respectively, based on the fair value of estimated future payments calculated using prevailing interest rates. The fair value of these financial instruments would be categorized as Level 2 in the fair value hierarchy. Management believes that the balances of the Company’s revolving credit facilities of $770.6 million, term loans totaling $312.5 million, senior secured notes of $68.1 million, term loans held by VIE of $4.7 million and net investment in direct finance leases of $97.2 approximate their fair values as of March 31, 2017. The fair value of these financial instruments would be categorized as Level 2 in the fair value hierarchy.

(13)  Commitments and Contingencies

In addition to its debt obligations described in Note 9 above, the Company had commitments to purchase approximately $177.4 million of rental equipment as of March 31, 2017; $123.4 million in the twelve months ending March 31, 2018 and $54.0 million in the twelve months ending March 31, 2019. The Company also utilizes certain office facilities and equipment under long-term non-cancellable operating lease agreements with total future minimum lease payments of approximately $1.9 million as of March 31, 2017.

In April 2017, the Company amended its new railcar delivery schedule to defer delivery of approximately $24.0 million of its remaining $95.0 million 2017 commitments to now be delivered in 2018, with delivery of most of the remaining $71.0 million being deferred to the third and fourth quarter of 2017.

(14)  Related Party Transactions

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

(15)  Segment and Geographic Information

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

The following tables show condensed segment information for the three months ended March 31, 2017 and 2016, reconciled to the Company’s net income before income taxes and non-controlling interest as shown in its consolidated statements of income for such periods (in thousands):

	Three Months Ended March 31, 2017
	Container Leasing	Rail Leasing	Logistics	Total
Total revenue	$52,954	$8,053	$20,499	$81,506
Total operating expenses	37,284	5,129	21,142	63,555
Operating income	15,670	2,924	(643)	17,951
Total other expenses	9,414	2,571	1	11,986
Net income before income taxes and non-controlling interest	$6,256	$353	$(644)	$5,965
Goodwill	$-	$-	$15,794	$15,794
Total assets	$1,643,211	$385,958	$39,141	$2,068,310
Purchase of rental equipment (1)	$37,494	$10,622	$-	$48,116

	Three Months Ended March 31, 2016
	Container Leasing	Rail Leasing	Logistics	Total
Total revenue	$51,545	$7,257	$8,164	$66,966
Total operating expenses	36,287	3,794	8,429	48,510
Operating income	15,258	3,463	(265)	18,456
Total other expenses	8,770	1,402	-	10,172
Net income before income taxes and non-controlling interest	$6,488	$2,061	$(265)	$8,284
Goodwill	$-	$-	$8,994	$8,994
Total assets	$1,710,858	$265,122	$18,822	$1,994,802
Purchase of rental equipment (1)	$20,218	$25,626	$-	$45,844

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

The Company’s railcars, with a net book value of $379.5 million as of March 31, 2017, are used primarily to transport cargo within North America.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table represents the geographic allocation of revenue for the periods indicated based on customers’ primary domicile (in thousands):

	Three Months Ended
	March 31,
	2017	2016
United States	$35,443	$21,051
France	7,544	6,345
Switzerland	4,939	4,531
Japan	4,514	5,641
Korea	3,375	3,500
Other Asia	13,490	11,331
Other Europe	9,445	8,856
Other International	2,756	5,711
Total revenue	$81,506	$66,966

(16)  Earnings Per Share

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

The following table sets forth the reconciliation of basic and diluted net income per share for the three months ended March 31, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended
	March 31,
	2017	2016
Numerator
Net income attributable to CAI common stockholders used in the calculation
of basic and diluted earnings per share	$5,272	$7,117
Denominator
Weighted-average shares used in the calculation of basic earnings per share	19,010	19,774
Effect of dilutive securities:
Stock options and restricted stock	221	59
Weighted-average shares used in the calculation of diluted earnings per share	19,231	19,833

Net income per share attributable to CAI common stockholders:
Basic	$0.28	$0.36
Diluted	$0.27	$0.36

The calculation of diluted earnings per share for the three months ended March 31, 2017 and 2016, excluded from the denominator 1,066,787 and 1,007,682 shares, respectively, of common stock options because their effect would have been anti-dilutive.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 13, 2017.  In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those contained in or implied by any forward-looking statements.  The financial information included in this discussion and in our consolidated financial statements may not be indicative of our consolidated financial position, operating results, changes in equity and cash flows in the future. See “Special Note Regarding Forward-Looking Statements” included earlier in this report.

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

The following tables show the composition of our fleet as of March 31, 2017 and 2016, and our average utilization for the three months ended March 31, 2017 and 2016:

	As of March 31,
	2017	2016
Owned container fleet in TEUs	933,241	969,994
Managed container fleet in TEUs	155,362	193,269
Total container fleet in TEUs	1,088,603	1,163,263

Owned container fleet in CEUs	1,024,176	1,025,413
Managed container fleet in CEUs	139,873	173,618
Total container fleet in CEUs	1,164,049	1,199,031

Owned railcar fleet in units	6,546	5,338

	Three Months Ended
	March 31,
	2017	2016
Average container fleet utilization in CEUs	95.4%	91.2%
Average owned container fleet utilization in CEUs	95.7%	92.0%
Average railcar fleet utilization	92.7%	93.5%

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

Utilization of containers is computed by dividing the average total units on lease during the period in CEUs, by the average total CEUs in our container fleet during the period. Utilization of railcars is computed by dividing the average number of railcars on lease during the period by the average total number of railcars in our fleet during the period. In both cases, the total fleet excludes new units not yet leased and off-hire units designated for sale. If new units not yet leased are included in the total fleet, total and owned container fleet utilization would be 94.1%, and railcar fleet utilization would be 81.8%, for the three months ended March 31, 2017.

On August 31, 2016, Hanjin Shipping Co., Ltd. (Hanjin), the world’ 7th largest container shipping line, announced that it had filed for court protection in South Korea from its creditors. At the time of default, we had approximately 15,000 owned containers on lease to Hanjin representing $40 million of equipment exposure based on net book value, or approximately 2% of our rental revenue assets. We maintain insolvency insurance that covers the value of unreturned containers, damage to recovered containers, recovery costs, legal expenses, and the loss of post-bankruptcy income for a period from the default date to the earlier of the return of the equipment or six months. As discussed below, during the three months ended March 31, 2017, we recognized $2.2 million in container lease revenue from insurance proceeds for lost revenue associated with the bankruptcy of Hanjin.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The following table summarizes our operating results for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended
	March 31,		Increase/(Decrease)
	2017	2016	Amount	Percent
Total revenue	$81,506	$66,966	$14,540	22%
Operating expenses	63,555	48,510	15,045	31
Total other expenses	11,986	10,172	1,814	18
Net income attributable to CAI common stockholders	5,272	7,117	(1,845)	(26)

Total revenue for the three months ended March 31, 2017 increased $14.5 million, or 22%, compared to the three months ended March 31, 2016, due to a $1.4 million, or 3%, increase in container lease income, a $0.8 million, or 11%, increase in rail lease income and a  $12.3 million, or 151%, increase in logistics revenue. Operating expenses for the three months ended March 31, 2017 increased $15.0 million, or 31%, compared to the three months ended March 31, 2016, as a result of a $4.9 million, or 21%, increase in depreciation expense, a $10.1 million, or 146%, increase in logistics transportation costs, a $0.1 million, or 19%, increase in loss on sale of used rental equipment and a $1.9 million, or 22%, increase in administrative expenses, offset by a $2.1 million decrease in storage, handing and other expenses.  Total other expenses, primarily net interest expense, for the three months ended March 31, 2017 increased $1.8 million, or 18%, compared with the same three-month period in 2016. The increase in revenue was offset by the increase in operating expenses, and resulted in a $1.8 million, or 26%, decrease in net income attributable to CAI common stockholders for the three months ended March 31, 2017 compared to the same three-month period in 2016.

Revenue. The following discussion explains the significant changes in the composition of our total revenue for the three months ended March 31, 2017, compared to the three months ended March 31, 2016:

Container Lease Income. Container lease income increased  $1.4 million, or 3%, to $52.9 million for the three months ended March 31, 2017, from $51.5 million for the three months ended March 31, 2016.  Rental revenue increased by $4.1 million due to a 9% increase in the average number of CEUs of on-lease owned containers, and we recognized $2.2 million of container lease revenue from insurance proceeds for lost revenue associated with the bankruptcy of Hanjin. The increase in container lease income was partially offset by a  $2.9 million decrease resulting from a 6% decrease in average owned container per diem rental rates, and a decrease reflecting lost revenue related to the bankruptcy of Hanjin. The reduction in average container per diem rental rates has been caused by competitive market pressure, as well as our investment in used containers through sale and leaseback transactions. Used containers are purchased at a lower price, and command a lower per diem rental rate, than new containers. Approximately 23% of our investment in containers during the last twelve months was in used containers.

Rail Lease Income. Rail lease income increased $0.8 million, or 11%, to $8.1 million for the three months ended March 31, 2017, from $7.3 million for the three months ended March 31, 2016, primarily as a result of a 10% increase in the average size of our on-lease railcar fleet during the last twelve months.

Logistics Revenue.  Logistics revenue increased $12.3 million, or 151%, to $20.5 million for the three months ended March 31, 2017, from $8.2 million for the three months ended March 31, 2016. The increase was primarily due to an additional $11.2 million of revenue from the acquisition of Challenger in February 2016 and Hybrid in June 2016, as well as new customers generating an additional $1.5 million of revenue at ClearPointt, which was acquired in June 2015.

Expenses.  The following discussion explains the significant changes in expenses for the three months ended March 31, 2017 compared to the three months ended March 31, 2016:

Depreciation of Rental Equipment. Depreciation of rental equipment increased by $4.9 million, or 21%, to $28.0 million for the three months ended March 31, 2017, from $23.0 million for the three months ended March 31, 2016. This increase was primarily attributable to an increase of $2.3 million resulting from a decrease in the residual value estimate for 40-foot high cube dry van containers implemented in 2016, a  $1.3 million write-off of rental equipment on lease to a bankrupt customer, an increase of $0.7 million in depreciation attributable to CAI Rail, reflecting the increase in size of our railcar fleet over the past twelve months, and a 5% increase in the average number of CEUs of owned containers.

Storage, Handling and Other Expenses. Storage, handling and other expenses decreased by $2.1 million, or 23%, to $7.0 million for the three months ended March 31, 2017, from $9.1 million for the three months ended March 31, 2016. The decrease was primarily attributable to a $2.9 million decrease in storage costs caused by a  53%  decrease in the average volume of off-lease owned container equipment compared to the prior year, partially offset by a $0.4 million increase in repositioning costs as a result of moving rental equipment to areas with greater demand, and an increase of $0.4 million related to the Rail business as a result of the increase in the size of the rail fleet.

Logistics Transportation Costs.  Logistics transportation costs increased by $10.1 million, or 146%, to $17.1 million for the three months ended March 31, 2017, from  $6.9 million for the three months ended March 31, 2016. The increase was mainly attributable to the acquisition of Challenger in February 2016 and Hybrid in June 2016, as well as an increase of $1.4 million in ClearPointt costs as a result of new customer activity. The gross margin generated from our logistics business increased from $1.2 million for the three months ended March 31, 2016 to $3.4 million for the three months ended March 31, 2017, primarily due to the acquisitions made in 2016.

Loss on Sale of Used Rental Equipment. We incurred a loss on the sale of used rental equipment of $0.9 million during the three months ended March 31, 2017, compared to a loss of $0.7 million for the three months ended March 31, 2016. While there was a reduction of 25% in the average margin per unit, we sold approximately 70% more used containers compared to the prior year, resulting in a slight increase in loss on sale of used rental equipment.

Administrative Expenses. Administrative expenses increased by $1.9 million, or 22%, to $10.7 million for the three months ended March 31, 2017, from $8.8 million for the three months ended March 31, 2016.  The increase was primarily a result of $2.0 million of administrative expenses incurred by our newly acquired logistics companies.

Net Interest Expense. Net interest expense increased by $1.6 million, or 16%, to $11.7 million for the three months ended March 31, 2017, from $10.0 million for the three months ended March 31, 2016.  While the average loan principal balance remained relatively consistent between the two periods, there was an  increase in our average interest rate, caused by an increase in LIBOR, from approximately 2.4% to 2.8%, which resulted in an increase in net interest expense.

Other Expense. Other expense increased by $0.2 million, or 142%, to $0.3 million for the three months ended March 31, 2017, from $0.1 million for the three months ended March 31, 2016. The increase was attributable to a loss on foreign exchange of $0.3 million for the three months ended March 31, 2017, compared to a loss of $0.1 million for the three months ended March 31, 2016. Gains and losses on foreign currency primarily occur when foreign denominated financial assets and liabilities are either settled or re-measured in U.S. dollars. The loss on foreign exchange for the three months ended March 31, 2017 was primarily the result of movements in the U.S. dollar exchange rate against the Euro.

Income Tax Expense. Income tax expense decreased by $0.4 million, or 39%, to  $0.7 million for the three months ended March 31, 2017, from $1.1 million for the three months ended March 31, 2016. The full year estimated effective tax rate at March 31, 2017, before certain non-recurring discrete items, was 6.0%, compared to 13.6% for the three months ended March 31, 2016.  The lower estimated full year effective tax rate at March 31, 2017 was due to an increase in the proportion of pretax income generated in lower tax jurisdictions.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash flows from operations, sales of equipment, borrowings from financial institutions and equity offerings. We believe that cash flow from operations, future sales of equipment and borrowing availability under our credit facilities are sufficient to meet our liquidity needs for at least the next 12 months.

We have typically funded a significant portion of the purchase price for new equipment through borrowings under our credit facilities. However, from time to time we have funded new equipment acquisitions through the use of working capital.

Revolving Credit Facilities

(i)  On March 15, 2013, we entered into the Third Amended and Restated Revolving Credit Agreement, as amended, with a consortium of banks to finance the acquisition of container rental equipment and for general working capital purposes. As of March 31, 2017, the maximum commitment under the revolving credit facility was $775.0 million, which may be increased to a maximum of $960.0 million under certain conditions described in the agreement. As of March 31, 2017, we had an outstanding balance of $524.0 million and availability of $250.9 million under the revolving credit facility (net of $0.1 million in letters of credit), subject to our ability to meet the collateral requirements under the agreement governing the facility. Based on the borrowing base and collateral requirements at March 31, 2017, the borrowing availability under the revolving credit facility was $72.2 million, assuming no additional contribution of assets. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

There is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The revolving credit facility provides that swing line loans (short-term borrowings of up to $25.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $30.0 million in the aggregate) will be available to us. These credit commitments are part of, and not in addition to, the maximum credit commitment. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar Rate loans as defined in the revolving credit facility. Interest rates are based on LIBOR for Eurodollar loans and Base Rate for Base Rate loans. As of March 31, 2017, the average interest rate on the revolving credit facility was 2.7%. The revolving credit facility will mature in March 2020.

We use the revolving credit facility primarily to fund the purchase of containers and for general working capital needs. As of March 31, 2017, we had commitments to purchase $10.5 million of containers and had rental equipment payable of $50.3 million. We have typically used our cash flow from operations and the proceeds from sales of equipment portfolios to third-party investors to repay our revolving credit facility. As we expand our owned fleet, the revolving credit facility balance will be higher and will result in higher interest expense.

(ii)  On October 22, 2015, we entered into the Second Amended and Restated Revolving Credit Agreement for CAI Rail with a consortium of banks, pursuant to which the prior revolving credit facility was amended. As of September 30, 2016, the maximum credit commitment under the revolving credit facility was $500.0 million. CAI Rail’s revolving credit facility may be increased up to a maximum of $700.0 million, in accordance with the terms of the agreement. Borrowings under this revolving credit facility bear interest at a variable rate. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar loans, as defined in the revolving credit agreement. Interest rates are based on LIBOR for Eurodollar loans and Base Rate for Base Rate loans. As of March 31, 2017, the average interest rate under the agreement was 2.7%.

As of March 31, 2017,  we had an outstanding balance under CAI Rail’s revolving credit facility of  $240.5 million and availability of $259.5 million under the facility, subject to our ability to meet the collateral requirements under the agreement governing the facility. Based on the borrowing base and collateral requirements at March 31, 2017, the borrowing availability under the revolving credit facility was $3.2 million, assuming no additional contribution of assets. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default. The revolving credit facility for CAI Rail matures in October 2020.

We use the revolving credit facility primarily to fund the purchase of railcars. As of March 31, 2017, we had commitments to purchase $166.9 million of railcars; $112.9 million in the twelve months ending March 31, 2018 and  $54.0 million in the twelve months ending March 31, 2019. We also had rental equipment payable of $1.1 million as of March 31, 2017.

(iii) On September 23, 2016, we entered into a Revolving Credit Agreement for CAI International GmbH (CAI GmbH) with a financial institution to finance the acquisition of rental equipment. As of March 31, 2017, the maximum credit commitment under the revolving credit facility was €25.0 million. Borrowings under this revolving credit facility bear interest at a variable rate. Interest rates are based on EURIBOR. As of March 31, 2017, the average interest rate under the agreement was 2.0%.

As of March 31, 2017, we had an outstanding balance under the agreement of €5.7 million ($6.1 million) and availability of €19.3 million under the revolving credit facility, subject to our ability to meet the collateral requirements under the agreement governing the facility. Based on the borrowing base and collateral requirements at March 31, 2017, the borrowing availability under the revolving credit facility was €6.7  million, assuming no additional contribution of assets. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default. The revolving credit agreement for CAI GmbH matures in September 2020.

Term Loan Facilities

(i)  On March 22, 2013, we entered into a $30.0 million five-year loan agreement with Development Bank of Japan (DBJ). The loan is payable in 19 quarterly installments of $0.5 million starting July 31, 2013 and a final payment of $21.5 million on April 30, 2018. The loan bears a variable interest rate based on LIBOR. As of March 31, 2017, the loan had a balance of $23.3 million and an average interest rate of 3.0%.

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

On October 1, 2014, we entered into an amended and restated term loan agreement, pursuant to which the prior loan agreement was refinanced. The amended and restated term loan agreement, which contains similar terms to the prior loan agreement, was amended to, among other things: (a) reduce borrowing rates from LIBOR plus 2.25% to LIBOR plus 1.6% (per annum) for Eurodollar loans, (b) increase the loan commitment from $115.0 million to $150.0 million, (c) extend the maturity date to October 1, 2019, and (d) revise certain of the covenants and restrictions under the prior loan agreement to provide the Company with additional flexibility. As of March 31, 2017, the term loan had a balance of $127.5 million and average interest rate of 2.6%.

(iii)  On April 11, 2012, we entered into a term loan agreement with a consortium of banks. The agreement, as amended, provided for a five-year term loan of up to $142.0 million, subject to certain borrowing conditions, which amount is secured by certain of our assets.

On June 30, 2016, we entered into an amended and restated term loan agreement, pursuant to which the prior loan agreement was refinanced. The amended and restated term loan agreement, which contains similar terms to the prior loan agreement, was amended to, among other things: (a) provide us with the ability to increase the commitments under the facility to a maximum of $100.0 million, subject to certain conditions, (2) extend the maturity date to June 30, 2021, and (c) revise certain of the covenants and restrictions under the prior agreement to provide us with additional flexibility. The term loan’s outstanding principal is amortized quarterly, with quarterly payments equal to 1.75% multiplied by the original outstanding principal. The amended and restated term loan agreement bears a variable interest rate based on LIBOR for Eurodollar loans, and Base Rate for base rate loans. As of March 31, 2017, the loan had a balance of $94.8 million and an interest rate of 2.7%.

 (iv) On December 22, 2015, we entered into a $20.0 million five-year term loan agreement for CAI Rail with a financial institution. The term loan’s outstanding principal bears interest at a fixed rate of 3.4% per annum and is amortized quarterly. Any unpaid principal and interest is due and payable on December 22, 2020. The proceeds from the term loan were primarily used to repay outstanding amounts under CAI Rail’s revolving credit facility. As of March 31, 2017, the loan had a balance of $18.6 million.

(v) On August 30, 2016, we entered into a term loan agreement of up to $100.0 million with a consortium of banks for the acquisition of railcars, subject to certain borrowing conditions, which is secured by certain of our railcars and other assets. The loan agreement is an amortizing facility with a term of five years. Borrowings under the loan bear interest at a fixed rate as specified in the applicable term note entered into at the time a draw is made under the loan agreement. Principal and interest on the borrowings are payable monthly during the five-year term of the note. At closing of the loan agreement, we made a draw of $50.0 million on the facility at a  fixed interest rate of 3.6% per annum. Any unpaid principal and interest is due on August 30, 2021. As of March 31, 2017, the loan had a balance of $48.4 million.

Asset-Backed Notes

(i)  On October 18, 2012, CAL II issued $171.0 million of 3.47% fixed rate asset-backed notes (Series 2012-1 Asset-Backed Notes).  Principal and interest on the Series 2012-1 Asset-Backed Notes is payable monthly commencing on November 26, 2012, and the Series 2012-1 Asset-Backed Notes mature in October 2027. The proceeds from the Series 2012-1 Asset-Backed Notes were used to repay part of the Company’s borrowings under its senior revolving credit facility. The Series 2012-1 Asset-Backed Notes had a balance of $95.5 million as of March 31, 2017.

(ii)  On March 28, 2013, CAL II issued $229.0 million of 3.35% fixed rate asset-backed notes (Series 2013-1 Asset-Backed Notes). Principal and interest on the Series 2013-1 Asset-Backed Notes is payable monthly commencing on April 25, 2013, and the Series 2013-1 Asset-Backed Notes mature in March 2028. The proceeds from the new Series 2013-1 Asset-Backed Notes were used partly to reduce the balance of the Company’s term loan with a consortium of banks as described in paragraph (ii) of Term Loan Facilities above, and to partially pay down the Company’s senior revolving credit facility. The Series 2013-1 Asset-Backed Notes had a balance of $137.4 million as of March 31, 2017.

The agreements under each of the asset-backed notes described above require the Company to maintain a restricted cash account to cover payment of the obligations. As of March 31, 2017, the restricted cash account had a balance of $5.9 million.

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

The Notes bear interest at 4.9% per annum, due and payable semiannually on March 13 and September 13 of each year, commencing on March 13, 2013.  In addition, CAL is required to make certain principal payments on March 13 and September 13 of each year, commencing on March 13, 2013. Any unpaid principal and interest is due and payable on September 13, 2022. As of March 31, 2017, the Notes had a balance of $68.1 million.

On June 25, 2014, one of the Japanese investor funds that is consolidated by us as a VIE (see Note 4 to our unaudited consolidated financial statements) entered into a term loan agreement with a bank. Under the terms of the agreement, the Japanese investor fund entered into two loans; a five-year, amortizing loan of $9.2 million at a fixed interest rate of 2.7%, and a five-year, non-amortizing loan of $1.6 million at a variable interest rate based on LIBOR. The debt is secured by assets of the Japanese investor fund, and is subject to certain borrowing conditions set out in the loan agreement. As of March 31, 2017, the term loans held by the Japanese investor fund totaled $4.7 million and had an average interest rate of 2.7%.

As of March 31, 2017, we had collateralized financing obligations totaling $84.8 million (see Note 4 to our unaudited consolidated financial statements). The obligations had an average interest rate of 1.1% as of March 31, 2017, with maturity dates between September 2017 and September 2019.

Our term loans, senior secured notes, asset-backed notes, collateralized financing obligations, and term loans held by VIEs are secured by specific pools of rental equipment and other assets owned by the Company, the underlying leases thereon and the Company’s interest in any money received under such contracts.

In addition to customary events of default, our revolving credit facilities and term loans contain restrictive covenants, including limitations on certain liens, indebtedness and investments.  In addition, all of our debt facilities contain various restrictive financial and other covenants.  The financial covenants in our debt facilities require us to maintain: (1) a consolidated funded debt to consolidated tangible net worth ratio of no more than 3.75:1.00, and in the case of our asset-backed notes, of no more than 4.50:1.00; and (2) a fixed charge coverage ratio of at least 1.20:1.00, and in the case of our asset-backed notes, of at least 1.10:1.00. As of March 31, 2017, we were in compliance with all of our debt covenants.

Under certain conditions, as defined in our credit agreements with our banks and/or note holders, we are subject to certain cross default provisions that may result in an acceleration of principal repayments if an uncured default condition were to exist. Our asset-backed notes are not subject to any such cross default provisions.

Cash Flow

The following table sets forth certain cash flow information for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income	$5,272	$7,151
Adjustments to income	20,386	22,960
Net cash provided by operating activities	25,658	30,111
Net cash used in investing activities	(26,094)	(32,736)
Net cash provided by financing activities	(14,172)	2,968
Effect on cash of foreign currency translation	997	206
Net (decrease) increase in cash	(13,611)	549
Cash at beginning of period	46,134	52,553
Cash at end of period	$32,523	$53,102

Operating Activities Cash Flows

Net cash provided by operating activities of $25.7 million for the three months ended March 31, 2017, decreased $4.5 million from $30.1 million for the three months ended March 31, 2016. The decrease was due to a $4.6 million increase in net income as adjusted for depreciation, amortization and other non-cash items and  a  $9.0 million decrease in our net working capital adjustments. The increase in net income as adjusted for non-cash items was primarily due to an increase of $4.9 million in depreciation expense, an increase of $0.6 million in amortization of intangible assets, a $0.2 million increase in unrealized loss on foreign exchange, and a $0.5 million increase in deferred income taxes, partially offset by a $1.9 million decrease in net income. Net working capital used in operating activities of $11.4 million in the three months ended March 31, 2017, was due to a  $1.1 million increase in accounts receivable, primarily caused by an increase in lease and logistic billings and the timing of receipts, a $4.1 million increase in prepaid expenses and other assets, primarily due to an increase in the insurance receivable related to the Hanjin bankruptcy, a $4.8 million decrease in accounts payable, accrued expenses and other liabilities, primarily caused by the timing of payments, a $0.8 million decrease in due to container investors as a result of the decreasing managed fleet, and a $0.6 million decrease in unearned revenue. Net working capital used in operating activities of  $2.4 million in the three months ended March 31, 2016, was due to an $8.0 million increase in accounts receivable, primarily caused by the timing of receipts, partially offset by a $4.0 million increase in accounts payable, accrued expenses and other liabilities, primarily caused by the timing of payments, and  a $1.4 million increase in unearned revenue, caused by an increase in the amount of advanced billings.

Investing Activities Cash Flows

Net cash used in investing activities decreased $6.6 million to $26.1 million for the three months ended March 31, 2017, from $32.7 million for the three months ended March 31, 2016. The decrease in cash usage was primarily attributable to a $6.7 million decrease in acquisition costs and a $6.6 million increase in proceeds from the sale of used containers, partially offset by a $2.3 million increase in the purchase of rental equipment and a $4.3 million decrease in receipt of principal payments from direct financing leases.

Financing Activities Cash Flows

Net cash used in financing activities for the three months ended March 31, 2017, increased  $17.1 million compared to the three months ended March 31, 2016, primarily as a result of lower net borrowings being required to finance the acquisition of rental equipment. During the three months ended March 31, 2017, our net cash outflow for borrowings was $14.8 million compared to a cash inflow of $8.8 million for the three months ended March 31, 2016, reflecting a decrease in net borrowings used for the acquisition of rental equipment during the three months ended March 31, 2017, compared to the three months ended March 31, 2016. This decrease was partially offset by a decrease of $6.0 million used to repurchase our stock pursuant to our previously announced stock repurchase plan and a $0.3 million increase in proceeds received for the exercise of stock options.

Stock Repurchase Plan

On December 14, 2015, we announced that our Board of Directors had approved the repurchase of up to one million shares of our outstanding common stock. On February 4, 2016, the Company’s Board of Directors approved a one million share increase in the previously approved share repurchase program bringing the total authorized for repurchase to two million shares of our outstanding common stock. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs and other factors. Stock repurchases may be made in the open market, block trades or privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. As of March 31, 2017, approximately 0.8 million shares remained available for repurchase under our share repurchase plan.

Contractual Obligations and Commercial Commitments

 The following table sets forth our contractual obligations and commercial commitments by due date as of March 31, 2017 (in thousands):

	Payments Due by Period
		Less than	1-2	2-3	3-4	4-5	More than
	Total	1 year	years	years	years	years	5 years
Total debt obligations:
Revolving credit facilities	$770,589	$1,000	$-	$523,000	$246,589	$-	$-
Term loans	312,497	21,698	41,489	120,686	25,010	103,614	-
Senior secured notes	68,050	6,110	6,110	6,110	6,110	6,110	37,500
Asset-backed notes	232,875	40,000	40,000	40,000	40,000	40,000	32,875
Collateralized financing obligations	84,814	17,675	25,477	41,662	-	-	-
Term loans held by VIE	4,657	1,829	1,829	999	-	-	-
Interest on debt and capital lease obligations (1)	131,873	40,949	37,570	34,030	12,951	4,923	1,450
Rental equipment payable	51,357	51,357	-	-	-	-	-
Rent, office facilities and equipment	1,927	1,285	312	112	95	98	25
Equipment purchase commitments	177,395	123,396	53,999	-	-	-	-
Total contractual obligations	$1,836,034	$305,299	$206,786	$766,599	$330,755	$154,745	$71,850

(1)

Our estimate of interest expense commitment includes $64.1 million relating to our revolving credit facilities, $27.0 million relating to our term loans, $14.2 million relating to our senior secured notes, $23.4 million relating to our asset back notes, $2.9 million relating to our collateralized financing obligations, and $0.2  million relating to our term loans held by VIEs. The calculation of interest commitment related to our debt assumes the following weighted-average interest rates as of March 31, 2017: revolving credit facilities, 2.7%; term loans, 2.9%; senior secured notes, 4.9%; asset-backed notes, 3.4%; collateralized financing obligations, 1.1%; and term loans held by VIE, 2.7%. These calculations assume that weighted-average interest rates will remain at the same level over the next five years. We expect that interest rates will vary over time based upon fluctuations in the underlying indexes upon which these rates are based.

See Note 9 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of the terms of our debt.

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no material off-balance sheet arrangements or obligations other than noted below. An off-balance sheet arrangement includes any contractual obligation, agreement or transaction arrangement involving an unconsolidated entity under which we would have: (1) retained a contingent interest in transferred assets; (2) an obligation under derivative instruments classified as equity; (3) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing, hedging or research and development services with us; or (4) made guarantees.

We have transferred ownership of certain equipment to Japanese equipment funds which were established by Japan Investment Adviser Co., Ltd. (JIA) and CAIJ. Prior to April 2016 CAIJ was an 80%-owned subsidiary of CAI with the remaining 20% owned by JIA. Prior to the purchase of equipment from us, the purchasing entities received contributions from unrelated Japanese investors, under separate Japanese investment agreements allowed under Japanese commercial laws. The contributions were used to purchase equipment from us. Under the terms of the agreements, the CAI-related Japanese entities managed each of the investments but may outsource the whole or part of each operation to a third party. Pursuant to its services agreements with investors, the Japanese equipment funds outsourced the general management of their operations to CAIJ. The Japanese equipment funds also entered into equipment management service agreements and financing arrangements whereby we manage the leasing activity of equipment owned by the Japanese equipment funds. The profit or loss from each investment will substantially belong to each respective investor, except with respect to certain financing arrangements where the terms of the transaction provide us with an option to purchase equipment at a fixed price. If we decide to exercise our purchase options and resell equipment to a third party, we would realize any profit from the sale. See Notes 4 and 14 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

Container rental equipment is recorded at original cost and depreciated to an estimated residual value on a straight-line basis over its estimated useful life. The estimated useful lives and residual values of our container equipment are based on historical disposal experience and our expectations for future used container sale prices. Depreciation estimates are reviewed on a regular basis to determine whether sustained changes have taken place in the useful lives of our equipment or assigned residual values, which would suggest that a change in depreciation estimates is warranted.

After we conducted our regular depreciation policy review for 2016,  we concluded that a change in the estimated residual value for 40-foot high cube dry van containers from $1,650 to $1,400 per container, effective July 1, 2016, was appropriate.  The change increased our depreciation expense by $2.3 million, decreased net income by $2.2 million, and decreased diluted earnings per share by $0.11 for the three months ended March 31, 2017.

We continuously monitor disposal prices across our entire portfolio for indications of a sustained market downturn. If necessary, we will adjust our estimates if there are indicators that the current weak market for containers will be sustained over a longer time horizon.

There have been no changes to our accounting policies during the three months ended March 31, 2017.  See Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 13,  2017.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. In November 2016, the FASB also issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which will require amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. ASU 2016-15 and ASU 2016-18 are effective for interim and annual periods beginning after December 15, 2017, using a retrospective transition method to each period presented. We are currently evaluating the potential impact adoption of the standard will have on our consolidated statements of cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). The FASB issued ASU 2016-02 to increase transparency and comparability among organization be recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASU 2016-02, lessors will account for leases using an approach that is substantially equivalent to existing U.S. GAAP for sales-type leases, direct financing leases and operating leases. Unlike current guidance, however, a lease with collectability uncertainties may be classified as a sales-type lease. If collectability of lease payments, plus any amount necessary to satisfy a lessee residual value guarantee, is not probable, lease payments received will be recognized as a deposit liability and the underlying assets will not be derecognized until collectability of the remaining amounts becomes probable. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and must be adopted using a modified retrospective transition. We plan to adopt this guidance effective January 1, 2019 and are currently evaluating the potential impact adoption will have on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which supersedes previous revenue recognition guidance. ASU 2014-09 requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable revenue to recognize over each identified performance obligation. Additional disclosures will be required to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts. In July 2016, the FASB deferred the effective date for interim and annual periods beginning after December 15, 2017. Early adoption is permitted to the original effective date of periods beginning after December 15, 2016.  The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We plan to adopt this guidance effective January 1, 2018 using the modified retrospective approach and are currently in the process of evaluating the impact adoption will have on our consolidated financial statements and related disclosures.  While we have not completed our full assessment, we do not believe that adoption will have a material impact on the amount or timing of revenue recognized or our revenue recognition policies. We expect to complete our assessment of the impact towards the end of 2017.

The most recent adopted accounting pronouncements are described in Note 2(b) to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in foreign exchange rates and interest rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Foreign Exchange Rate Risk. Although we have significant foreign-based operations, the U.S. Dollar is our primary operating currency. Thus, most of our revenue and expenses are denominated in U.S. Dollars. We have equipment sales in British Pound Sterling, Euros and Japanese Yen and incur overhead costs in foreign currencies, primarily in British Pound Sterling and Euros. During the three months ended March 31, 2017, the U.S. Dollar increased in value in relation to other major foreign currencies (such as the Euro and British Pound Sterling). The increase in the U.S. Dollar has decreased our revenues and expenses denominated in foreign currencies. The increase in the value of the U.S. Dollar relative to foreign currencies will also result in U.S. dollar denominated assets held at some of our foreign subsidiaries to increase in value relative to the foreign subsidiaries’ local currencies. For the three months ended March 31, 2017, we recognized a loss on foreign exchange of $0.3 million. A 10% change in foreign exchange rates would not have a material impact on our business, financial position, results of operations or cash flows.

Interest Rate Risk. The nature of our business exposes us to market risk arising from changes in interest rates to which our variable-rate debt is linked. As of March 31, 2017, the principal amount of debt outstanding under the variable-rate arrangements of our revolving credit facilities was $770.6 million. In addition, at March 31, 2017, we had balances on our variable-rate term loans of $245.5 million and term loans held by VIE of $4.7 million. The average interest rate on our variable rate debt was 2.7% as of March 31, 2017, based on LIBOR plus a margin based on certain conditions set forth in our debt agreements.

A 1.0% increase or decrease in underlying interest rates for these debt obligations will increase or decrease interest expense by approximately $10.2 million annually assuming debt remains constant at March 31, 2017 levels.

We do not currently participate in hedging in the form of interest rate swaps or other transactions to manage the market risks described above.

ITEM 4:  CONTROLS AND PROCEDURES

Management Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the Exchange Act), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2017 our disclosure controls and procedures were effective with respect to controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and are accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act) that occurred during the quarter ended March 31, 2017, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

From time to time we may be a party to litigation matters or disputes arising in the ordinary course of business, including in connection with enforcing our rights under our leases. Currently, we are not a party to any legal proceedings which are material to our business, financial condition, results of operations or cash flows.

ITEM 1A:  RISK FACTORS

Before making an investment decision, investors should carefully consider the risks described below and in the “Risk Factors” in Part 1: Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 13, 2017. These risks are not the only ones facing our company. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations. Any of these risks could adversely affect our business, cash flows, financial condition and results of operations. The trading price of our common stock could fluctuate due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form10-Q. There have been no material changes in our risk factors from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2017—January 31, 2017	—	$—	—	806,388
February 1, 2017—February 28, 2017	—	—	—	806,388
March 1, 2017—March 31, 2017	—	—	—	806,388
Total	—	$—	—	806,388

_______________________________________________________

(1)

On December 14, 2015, we announced that our Board of Directors had approved the repurchase of up to one million shares of our outstanding common stock. On February 4, 2016, the Company’s Board of Directors approved a one million share increase in the previously approved share repurchase program bringing the total authorized for repurchase to two million shares of our outstanding common stock. The repurchase plan does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. As of March 31, 2017,  approximately 0.8 million shares remained available for repurchase under our share repurchase plan.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5:  OTHER INFORMATION

None.

ITEM 6:  EXHIBITS

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which are incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAI International, Inc.
(Registrant)

May 4, 2017	/s/ VICTOR M. GARCIA
Victor M. Garcia
President and Chief Executive Officer
(Principal Executive Officer)

May 4, 2017	/s/ TIMOTHY B. PAGE
Timothy B. Page
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBITS INDEX

Exhibit No.	Description
3.1

Amended and Restated Certificate of Incorporation of CAI International, Inc. (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1, as amended, File No. 333-140496 filed on April 24, 2007).

3.2	Amended and Restated Bylaws of CAI International, Inc. (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on March 10, 2009).

10.1*	Amendment No. 1 to the Service Agreement, dated March 7, 2017, between Container Applications International (UK) Limited and Daniel Hallahan.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the three months ended March 31, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (v) Notes to Unaudited Consolidated Financial Statements.

_________________________________

*	Management contract or compensatory plan.