Form 10-Q
period 2017-06-30
CAI International, Inc.
filed 2017-08-01
CIK 1388430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common	July 31, 2017
Common Stock, $.0001 par value per share	19,246,564 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

 CAI INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

(UNAUDITED)

	June 30,	December 31,
	2017	2016
Assets
Current assets
Cash	$10,034	$15,685
Cash held by variable interest entities	15,461	30,449
Accounts receivable, net of allowance for doubtful accounts of $1,202 and
$1,340 at June 30, 2017 and December 31, 2016, respectively	66,650	63,745
Current portion of net investment in direct finance leases	23,140	19,959
Prepaid expenses and other current assets	6,961	5,315
Total current assets	122,246	135,153
Restricted cash	5,683	6,192
Rental equipment, net of accumulated depreciation of $461,802 and
$421,153 at June 30, 2017 and December 31, 2016, respectively	1,864,337	1,807,010
Net investment in direct finance leases	90,643	80,582
Goodwill	15,794	15,794
Intangible assets, net of accumulated amortization of $3,783 and
$2,681 at June 30, 2017 and December 31, 2016, respectively	8,589	9,691
Furniture, fixtures and equipment, net of accumulated depreciation of $3,033 and
$2,833 at June 30, 2017 and December 31, 2016, respectively	453	550
Other non-current assets	2,959	962
Total assets (1)	$2,110,704	$2,055,934

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$7,346	$13,804
Accrued expenses and other current liabilities	15,068	11,778
Due to container investors	7,149	7,077
Unearned revenue	7,203	10,613
Current portion of debt	112,587	95,527
Rental equipment payable	65,336	25,207
Total current liabilities	214,689	164,006
Debt	1,364,079	1,380,499
Deferred income tax liability	51,211	51,804
Other long term liabilities	1,169	2,121
Total liabilities (2)	1,631,147	1,598,430

Stockholders' equity
Common stock: par value $.0001 per share; authorized 84,000,000 shares; issued and outstanding
19,246,564 and 19,057,217 shares at June 30, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	143,152	141,058
Accumulated other comprehensive loss	(7,088)	(8,132)
Retained earnings	343,490	324,576
Total stockholders' equity	479,557	457,504
Total liabilities and stockholders' equity	$2,110,704	$2,055,934

(1)

Total assets at June 30, 2017 and December 31, 2016 include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash, $15,461 and $30,449; Net investment in direct finance leases, $8,204 and $7,331; and Rental equipment, net of accumulated depreciation, $57,697 and $62,477, respectively.

(2)

Total liabilities at June 30, 2017 and December 31, 2016 include the following VIE liabilities for which the VIE creditors do not have recourse to CAI International, Inc.: Current portion of debt, $25,602 and $30,980; Debt, $63,416 and $74,887, respectively.

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue
Container lease income	$54,960	$51,669	$107,914	$103,214
Rail lease income	8,127	7,591	16,180	14,848
Logistics revenue	19,605	12,382	40,104	20,546
Total revenue	82,692	71,642	164,198	138,608

Operating expenses
Depreciation of rental equipment	27,054	24,494	55,026	47,528
Storage, handling and other expenses	6,192	9,323	13,145	18,374
Logistics transportation costs	16,682	10,140	33,753	17,082
(Gain) loss on sale of used rental equipment	(1,749)	3,894	(876)	4,627
Administrative expenses	9,745	8,933	20,431	17,683
Total operating expenses	57,924	56,784	121,479	105,294

Operating income	24,768	14,858	42,719	33,314

Other expenses
Net interest expense	12,285	10,591	23,957	20,633
Other (income) expense	(112)	192	202	322
Total other expenses	12,173	10,783	24,159	20,955

Income before income taxes and non-controlling interest	12,595	4,075	18,560	12,359
Income tax (benefit) expense	(43)	361	650	1,494

Net income	12,638	3,714	17,910	10,865
Net income attributable to non-controlling interest	-	3	-	37
Net income attributable to CAI common stockholders	$12,638	$3,711	$17,910	$10,828

Net income per share attributable to CAI common
stockholders
Basic	$0.66	$0.19	$0.94	$0.55
Diluted	$0.65	$0.19	$0.93	$0.55

Weighted average shares outstanding
Basic	19,131	19,372	19,071	19,577
Diluted	19,419	19,449	19,332	19,646

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income	$12,638	$3,714	$17,910	$10,865
Other comprehensive income, net of tax:
Foreign currency translation adjustments	793	(12)	1,044	910
Comprehensive income	13,431	3,702	18,954	11,775
Comprehensive income attributable to non-controlling interest	-	3	-	37
Comprehensive income attributable to CAI common stockholders	$13,431	$3,699	$18,954	$11,738

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income	$17,910	$10,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	55,211	47,686
Amortization of debt issuance costs	1,498	1,548
Amortization of intangible assets	1,102	274
Stock-based compensation expense	995	908
Reduction in contingent consideration	(631)	-
Unrealized loss on foreign exchange	109	113
(Gain) loss on sale of used rental equipment	(876)	4,627
Loss on disposal of subsidiary	-	146
Deferred income taxes	411	1,241
Bad debt (recovery) expense	(12)	162
Changes in other operating assets and liabilities:
Accounts receivable	(3,507)	(8,376)
Prepaid expenses and other assets	(1,807)	31
Accounts payable, accrued expenses and other current liabilities	(3,613)	483
Due to container investors	72	727
Unearned revenue	(1,696)	88
Net cash provided by operating activities	65,166	60,523
Cash flows from investing activities
Purchase of rental equipment	(128,593)	(130,239)
Acquisitions, net of cash acquired	-	(15,729)
Proceeds from sale of used rental equipment	35,660	29,944
Disposal of subsidiary, net of cash disposed of	-	(460)
Purchase of furniture, fixtures and equipment	(85)	(49)
Receipt of principal payments from direct financing leases	6,822	11,778
Net cash used in investing activities	(86,196)	(104,755)
Cash flows from financing activities
Proceeds from debt	155,131	291,990
Principal payments on debt	(156,036)	(261,413)
Debt issuance costs	(463)	(941)
Decrease in restricted cash	509	510
Repurchase of stock	-	(7,117)
Exercise of stock options	1,215	-
Net cash provided by financing activities	356	23,029
Effect on cash of foreign currency translation	35	276
Net decrease in cash	(20,639)	(20,927)
Cash at beginning of the period	46,134	52,553
Cash at end of the period	$25,495	$31,626

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$134	$487
Interest	21,638	18,900
Supplemental disclosure of non-cash investing and financing activity
Transfer of rental equipment to direct finance lease	$23,912	$10,917
Transfer of direct finance lease to rental equipment	291	-

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

In February 2016, the Company purchased Challenger Overseas LLC (Challenger), a Non-Vessel Operating Common Carrier, for approximately $10.8 million. Challenger is headquartered in Eatontown, New Jersey.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2017 and December 31, 2016, the Company’s results of operations for the three and six months ended June 30, 2017 and 2016, and the Company’s cash flows for the six months ended June 30, 2017 and 2016. The results of operations and cash flows for the periods presented are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2017 or in any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 13, 2017.

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

After the Company conducted its regular depreciation policy review for 2016, it concluded that a change in the estimated residual value for 40-foot high cube dry van containers from $1,650 to $1,400 per container, effective July 1, 2016, was appropriate.  The change increased the Company’s depreciation expense by $2.1 million and $4.4 million, decreased net income by $2.1 million and $4.3 million, and decreased diluted earnings per share by $0.11 and $0.22, for the three and six months ended June 30, 2017, respectively.

The Company continuously monitors disposal prices across its entire portfolio for indications of a sustained market downturn. The Company will adjust its residual value estimates as and when conditions warrant.

Except as described below in “Recent Accounting Pronouncements,”  there were no changes to the Company’s accounting policies during the six months ended June 30, 2017. See Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 13, 2017, for a description of the Company’s significant accounting policies.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The new standard simplifies certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification on the statement of cash flows. The new guidance also allows an entity to make a policy election to account for forfeitures as they occur. The Company adopted ASU 2016-09 effective January 1, 2017. Accordingly, excess tax benefits or deficiencies from stock-based compensation are now reflected in the consolidated statements of income as a component of the provision for income taxes, whereas they were previously recognized in equity. As a result of the adoption of ASU 2016-09, the Company recognized $1.0 million in deferred tax assets associated with excess tax benefits not previously recognized in deferred taxes as a cumulative-effect adjustment to retained earnings as of January 1, 2017.  Adoption of the new standard did not have a material impact on our provision for income taxes for the three and six months ended June 30, 2017. The Company elected to apply the change in presentation to the statements of cash flows prospectively and elected to account for forfeitures as they occur, rather than estimate expected forfeitures, which did not have a material impact on the Company’s consolidated financial statements.

(3)  Insurance Receivable and Impairment

In August 2016, Hanjin Shipping Co., Ltd. (Hanjin) filed for bankruptcy protection from its creditors. Based on the recovery of Hanjin containers to date and prior experience, the Company believes that most of its containers will be recovered. As of June 30, 2017, the Company has recovered approximately 91% of the containers that were on lease to Hanjin. The Company maintains insurance to cover the value of containers that are unlikely to be recovered from its customers, the cost to recover containers and up to 180 days of lost lease rental income, subject to a deductible of $2.0 million.

During the year ended December 31, 2016,  the Company recorded an impairment of $3.2 million representing the book value of containers the Company estimated would not be recovered from Hanjin. As of December 31, 2016, an insurance receivable of $3.8 million was recorded for $1.2 million of estimated unrecoverable containers in excess of the insurance deductible, which was recorded in depreciation expense, and $2.6 million of recovery costs, which was recorded as a reduction to storage, handling and other expenses for the year ended December 31, 2016.  During the six months ended June 30, 2017, the Company recorded an additional insurance receivable of $5.5 million for $2.2 million of lost lease rental income, recognized as container lease income, and $3.3 million of recovery costs, recorded as a reduction to storage, handling and other expenses. The Company also received insurance proceeds of $4.5 million, which was recorded as a reduction to the insurance receivable. As of June 30, 2017, the insurance receivable related to this customer was $4.8 million, of which payment of $3.5 million was received in July 2017.

(4)  Consolidation of Variable Interest Entities

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

The Company currently enters into two types of container fund arrangements with investors which are reviewed under FASB ASC Topic 810, Consolidation. These arrangements include container funds that the Company manages for investors and container funds that have entered into financing arrangements with investors. Several of the funds that the Company manages and funds under financing arrangements are Japanese container funds that were established under separate investment agreements allowed under Japanese commercial laws (see Note 14). Each of the funds is financed by unrelated Japanese third-party investors.

Managed Container Funds

The fees earned by the Company for arranging, managing and establishing container funds are commensurate with the level of effort required to provide those services, and are at or above the same level of seniority as other operating liabilities of the funds that are incurred in the normal course of business. As such, the Company does not have a variable interest in the managed containers funds, and does not consolidate those funds. The Company recognizes gain on sale of containers to the unconsolidated funds as sales in the ordinary course of business. No container portfolios were sold to the Japanese funds in the three and six months ended June 30, 2017 and 2016.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Collateralized Financing Obligations

The Company has transferred containers to Japanese investor funds while concurrently entering into lease agreements for the same containers, under which the Company leases the containers back from the Japanese investors. In accordance with FASB ASC Topic 840, Sale-Leaseback Transactions, the Company concluded these were financing transactions under which sale-leaseback accounting was not applicable.

The terms of the transactions with container funds under financing arrangements include options for the Company to purchase the containers from the funds at a fixed price. As a result of the residual interest resulting from the fixed price call option, the Company concluded that it may absorb a significant amount of the variability associated with the funds’ anticipated economic performance and, as a result, the Company has a variable interest in the funds. The funds are considered VIEs under FASB ASC Topic 810, Consolidation, because, as lessee of the funds, the Company has the power to direct the activities that most significantly impact each entity’s economic performance, including the leasing and managing of containers owned by the funds. As the Company has the power to direct the activities that most significantly impact the economic performance of the VIEs and the variable interest provides the Company with the right to receive benefits from the entity that could potentially be significant to the funds, the Company determined that it is the primary beneficiary of these VIEs and included the VIEs’ assets and liabilities as of June 30, 2017, and December 31, 2016, and the results of the VIEs’ operations and cash flows for the three and six months ended June 30, 2017 and 2016, in the Company’s consolidated financial statements.

The containers that were transferred to the Japanese investor funds had a net book value of $65.9 million as of June 30, 2017. The container equipment, together with $15.5 million of cash held by the investor funds that can only be used to settle the liabilities of the VIEs, has been included on the Company’s consolidated balance sheets with the related liability presented in the debt section of the Company’s consolidated balance sheets as collateralized financing obligations of $84.4 million and term loans held by VIE of $4.7 million. No gain or loss was recognized by the Company on the initial consolidation of the VIEs. Containers sold to the Japanese investor funds during the three months ended June 30,  2017 and 2016, had a net book value of $7.2 million and $6.2 million, respectively.  Containers sold to the Japanese investor funds during the six months ended June 30, 2017 and 2016, had a  book value of $7.2 million and $16.9 million, respectively.

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

The contingent consideration liability was $1.6 million and $2.2 million as of June 30, 2017 and December 31, 2016, respectively. Expected future payments of $1.2 million and $0.4 million were recorded in Other long-term liabilities and Accrued expenses and Other current liabilities, respectively, in the Company’s consolidated balance sheets at June 30, 2017. Expected future payments of $1.7 million and $0.5 million were recorded in Other long-term liabilities and Accrued expenses and Other current liabilities, respectively, in the Company’s consolidated balance sheets at December 31, 2016.

Management estimated the fair value of the contingent consideration liability as of June 30, 2017, based on expected future payments, which were estimated based on forecasted future performance. The fair value of these liabilities would be categorized as Level 3 in the fair value hierarchy. The following table provides a reconciliation of the contingent consideration liability measured at estimated fair value based on the balance as of December 31, 2016 and updated quarterly for the six months ended June 30, 2017 (in thousands):

2017
January 1	$2,211
Net decrease in estimated fair value of contingent consideration
included in Administrative expenses	(631)
June 30	$1,580

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)  Rental Equipment

The following table provides a summary of the Company’s rental equipment (in thousands):

	June 30,	December 31,
	2017	2016
Dry containers	$1,408,317	$1,322,508
Refrigerated containers	349,717	350,776
Other specialized equipment	163,885	164,934
Railcars	404,220	389,945
	2,326,139	2,228,163
Accumulated depreciation	(461,802)	(421,153)
Rental equipment, net of accumulated depreciation	$1,864,337	$1,807,010

(7)  Net Investment in Direct Finance Leases

The following table represents the components of the Company’s net investment in direct finance leases (in thousands):

	June 30,	December 31,
	2017	2016
Gross finance lease receivables (1)	$140,172	$123,563
Unearned income (2)	(26,389)	(23,022)
Net investment in direct finance leases	$113,783	$100,541

(1)

At the inception of the lease, the Company records the total minimum lease payments, executory costs, if any, and unguaranteed residual value as gross finance lease receivables. The gross finance lease receivables are reduced as customer payments are received.  There was $4.0 million and $2.1 million unguaranteed residual value at June 30, 2017 and December 31, 2016, respectively, included in gross finance lease receivables. There were no executory costs included in gross finance lease receivables as of June 30, 2017 and December 31, 2016.

(2)

The difference between the gross finance lease receivables and the cost of the equipment or carrying amount at the lease inception is recorded as unearned income. Unearned income, together with initial direct costs, are amortized to income over the lease term so as to produce a constant periodic rate of return. There were no unamortized initial direct costs as of June 30, 2017 and December 31, 2016.

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

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Based on the above categories, the Company's gross finance lease receivables were as follows (in thousands):

	June 30,	December 31,
	2017	2016
Tier 1	$86,793	$74,777
Tier 2	53,379	48,786
Tier 3	-	-
	$140,172	$123,563

Contractual maturities of the Company's gross finance lease receivables subsequent to and as of June 30, 2017 for the years ending June 30 were as follows (in thousands):

2018	$32,434
2019	40,979
2020	25,045
2021	15,544
2022	13,339
2023 and thereafter	12,831
$140,172

(8)  Intangible Assets

The Company amortizes intangible assets on a straight line-basis over their estimated useful lives as follows:

Trademarks and tradenames	2-3 years
Customer relationships	8 years

The Company’s intangible assets as of June 30, 2017 and December 31, 2016 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2017
Trademarks and tradenames	$3,028	$(2,369)	$659
Customer relationships	9,344	(1,414)	7,930
	$12,372	$(3,783)	$8,589
December 31, 2016
Trademarks and tradenames	$3,028	$(1,850)	$1,178
Customer relationships	9,344	(831)	8,513
	$12,372	$(2,681)	$9,691

Total amortization expense was $0.4 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively, and $1.1 million and $0.3 million for the six months ended June 30, 2017, respectively, and was included in administrative expenses in the consolidated statements of income.

As of June 30, 2017,  estimated future amortization expenses are as follows (in thousands):

2018	$1,731
2019	1,262
2020	1,167
2021	1,167
2022	1,167
2023 and thereafter	2,095
$8,589

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(9)  Debt

Details of the Company’s debt as of June 30, 2017 and December 31, 2016 were as follows (dollars in thousands):

	June 30, 2017			December 31, 2016
	Outstanding		Average	Outstanding		Average
	Current	Long-term	Interest	Current	Long-term	Interest	Maturity

Revolving credit facility	$1,500	$541,000	2.9%	$-	$526,000	2.5%	March 2020
Revolving credit facility - Rail	-	243,500	2.9%	-	223,500	2.4%	October 2020
Revolving credit facility - Euro	-	14,051	2.0%	-	-	-	September 2020
Term loan	22,800	-	3.2%	1,800	21,900	2.9%	April 2018
Term loan	9,000	116,250	2.8%	9,000	120,750	2.3%	October 2019
Term loan	7,000	86,000	3.0%	7,000	89,500	2.5%	June 2021
Term loan	1,178	17,128	3.4%	1,158	17,723	3.4%	December 2020
Term loan	2,755	44,975	3.6%	2,705	46,365	3.6%	August 2021
Senior secured notes	6,110	61,940	4.9%	6,110	64,995	4.9%	September 2022
Asset-backed notes	40,000	182,875	3.4%	40,000	202,875	3.4%	March 2028
Collateralized financing obligations	23,316	61,045	1.2%	28,693	71,346	1.1%	September 2019
Term loans held by VIE	2,286	2,371	2.7%	2,287	3,541	2.5%	June 2019
	115,945	1,371,135		98,753	1,388,495
Debt issuance costs	(3,358)	(7,056)		(3,226)	(7,996)
Total Debt	$112,587	$1,364,079		$95,527	$1,380,499

On June 16, 2017, the Company entered into an amendment to the Third Amended and Restated Revolving Credit Agreement, pursuant to which the revolving credit facility was amended to increase the commitment level from $775.0 million to $960.0 million.

The Company maintains its revolving credit facilities to finance the acquisition of rental equipment and for general working capital purposes. As of June 30, 2017, the Company had  $688.4 million in total availability under its revolving credit facilities (net of $0.1 million in letters of credit).

The agreements relating to all of the Company’s debt contain various financial and other covenants. As of June 30, 2017, the Company was in compliance with all of its debt covenants.

On July 6, 2017, CAL Funding III Limited (CAL Funding III), a wholly-owned indirect subsidiary of CAI, issued $240.9 million of 3.6% Class A fixed rate asset-backed notes and $12.2 million of 4.6% Class B fixed rate asset-backed notes (collectively, the Notes). Principal and interest on the Notes is payable monthly commencing on July 25, 2017, with the Notes maturing in June 2042. The proceeds from the Notes were used for general corporate purposes, including repayment of debt by the Company. The Notes are secured by all of the assets of CAL Funding III.

For further information on the Company’s debt instruments, see Note 10 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 13, 2017.

(10)  Stock–Based Compensation Plan

Stock Options

The Company grants stock options from time to time to certain employees and independent directors pursuant to its 2007 Equity Incentive Plan, as amended, (Plan). Under the Plan, a maximum of 3,421,980 share awards may be granted.

Stock options granted to employees have a vesting period of four years from grant date, with 25% vesting after one year, and 1/48th vesting each month thereafter until fully vested. Stock options granted to independent directors vest in one year. All of the stock options have a contractual term of ten years.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the Company’s stock option activities for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017		2016
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Options outstanding at January 1	1,428,255	$16.31	1,189,255	$18.08
Options granted	230,500	$16.80	245,000	$7.87
Options exercised	(205,100)	$10.30	-	$-
Options forfeited/cancelled	-	$-	(6,000)	$21.99
Options outstanding at June 30	1,453,655	$17.24	1,428,255	$16.31
Options exercisable	982,531	$18.30	1,013,680	$17.38
Weighted average remaining term	4.8 years		4.9 years

The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2017 was $1.8 million. The aggregate intrinsic value of all options outstanding as of June 30, 2017 was $9.7 million based on the closing price of the Company’s common stock of $23.60 per share on June 30, 2017, the last trading day of the quarter.

The Company recognized stock-based compensation expense relating to stock options of $0.4 million and $0.3 million for the three months ended June 30, 2017 and 2016,  respectively, and $0.7 million for both the six months ended June 30, 2017 and 2016. As of June 30, 2017, the remaining unamortized stock-based compensation cost relating to stock options granted to the Company’s employees and independent directors was approximately $3.3 million, which is to be recognized over the remaining weighted average vesting period of approximately 2.6 years.

The fair value of stock options granted to the Company’s employees and independent directors was estimated using the Black-Scholes-Merton pricing model using the following weighted average assumptions:

	Six Months Ended June 30,
	2017	2016
Stock price	$16.80	$7.87
Exercise price	$16.80	$7.87

Expected term (years)	5.50 - 6.25	5.50 - 6.25
Expected volatility (%)	56.40 - 57.50	45.40 - 46.70
Risk-free interest rate (%)	1.77 - 2.14	1.30 - 1.40
Dividend yield (%)	-	-

The expected option term is calculated using the simplified method in accordance with SEC guidance. The expected volatility was derived from the average volatility of the Company’s stock over a period approximating the expected term of the options. The risk-free rate is based on the daily U.S. Treasury yield curve with a term approximating the expected term of the options. No forfeiture rate was estimated on all options granted during the six months ended June 30, 2017, as the Company accounts for forfeitures as they occur (see Note 2).

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted Stock

The Company grants restricted stock from time to time to certain employees pursuant to the Plan. The restricted stock is valued based on the closing price of the Company’s stock on the date of grant and has a vesting period of four years. The following table summarizes the activity of restricted stock under the Plan:

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Restricted stock outstanding, December 31, 2016	65,802	$14.75
Restricted stock granted	35,250	$16.58
Restricted stock vested	(24,674)	$17.83
Restricted stock outstanding, June 30, 2017	76,378	$14.60

The Company recognized $0.1  million of stock-based compensation expense relating to restricted stock for both the three months ended June 30, 2017 and 2016, and $0.2 million for both the six months ended June 30, 2017 and 2016. As of June 30, 2017, unamortized stock-based compensation expense relating to restricted stock was $1.0 million, which will be recognized over the remaining average vesting period of 2.9 years.

Stock-based compensation expense is recorded as a component of administrative expenses in the Company’s consolidated statements of income with a corresponding credit to additional paid-in capital in the Company’s consolidated balance sheets.

(11)  Income Taxes

The consolidated income tax expense for the three and six months ended June 30, 2017 and 2016, was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2017 and 2016, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to foreign income taxes, state income taxes and the effect of certain permanent differences.

The Company’s estimated effective tax rate was 3.5% at June 30, 2017, compared to 12.0% at June 30, 2016. The lower estimated effective tax rate at June 30, 2017 was due to a significant increase in the proportion of pretax income generated in lower tax jurisdictions.

The Company accounts for uncertain tax positions based on an evaluation as to whether it is more likely than not that a position will be sustained on audit, including resolution of any related appeals or litigation processes. This evaluation is based on all available evidence and assumes that the appropriate tax authorities have full knowledge of all relevant information concerning the tax position. Once it has been determined that a tax position is more likely than not to be sustained on its technical merits, the tax benefit recognized is based on the largest amount that is greater than 50% likely of being realized upon ultimate settlement. As of June 30, 2017, the Company had unrecognized tax benefits of $0.2 million, which if recognized, would reduce the Company’s effective tax rate. Total accrued interest relating to unrecognized tax benefits was less than $0.1 million as of June 30, 2017. The Company does not believe the total amount of unrecognized tax benefits as of June 30, 2017 will change for the remainder of 2017.

The Company was notified on May 1, 2017 that their 2015 federal income tax return was selected for examination. An initial meeting with the examining agent is scheduled for August 2017.

(12)  Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s asset-backed notes of $222.9 million and collateralized financing obligations of $84.4 million as of June 30, 2017 were estimated to have a fair value of approximately $213.7 million and $82.7 million, respectively, based on the fair value of estimated future payments calculated using prevailing interest rates. The fair value of these financial instruments would be categorized as Level 2 in the fair value hierarchy. Management believes that the balances of the Company’s revolving credit facilities of $800.1 million, term loans totaling $307.1 million, senior secured notes of $68.1 million, term loans held by VIE of $4.7 million and net investment in direct finance leases of $113.8 approximate their fair values as of June 30, 2017. The fair value of these financial instruments would be categorized as Level 2 in the fair value hierarchy.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(13)  Commitments and Contingencies

In addition to its debt obligations described in Note 9 above, the Company had commitments to purchase approximately $254.6 million of rental equipment as of June 30, 2017;  $217.9 million in the twelve months ending June 30, 2018 and $36.7 million in the twelve months ending June 30, 2019. The Company also utilizes certain office facilities and equipment under long-term non-cancellable operating lease agreements with total future minimum lease payments of approximately $4.8 million as of June 30, 2017.

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

(15)  Segment and Geographic Information

The Company organizes itself by the nature of the services it provides which includes equipment leasing (consisting of container leasing and rail leasing) and logistics.

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

The following tables show condensed segment information for the three and six months ended June 30, 2017 and 2016, reconciled to the Company’s income before income taxes and non-controlling interest as shown in its consolidated statements of income for such periods (in thousands):

	Three Months Ended June 30, 2017
	Container Leasing	Rail Leasing	Logistics	Total
Total revenue	$54,960	$8,127	$19,605	$82,692
Total operating expenses	32,234	5,375	20,315	57,924
Operating income (loss)	22,726	2,752	(710)	24,768
Total other expenses	9,395	2,778	-	12,173
Income (loss) before income taxes and non-controlling interest	$13,331	$(26)	$(710)	$12,595
Goodwill	$-	$-	$15,794	$15,794
Total assets	$1,684,166	$386,648	$39,890	$2,110,704
Purchase of rental equipment (1)	$76,479	$3,998	$-	$80,477

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended June 30, 2016
	Container Leasing	Rail Leasing	Logistics	Total
Total revenue	$51,669	$7,591	$12,382	$71,642
Total operating expenses	40,048	4,202	12,534	56,784
Operating income (loss)	11,621	3,389	(152)	14,858
Total other expenses	9,274	1,509	-	10,783
Income (loss) before income taxes and non-controlling interest	$2,347	$1,880	$(152)	$4,075
Goodwill	$-	$-	$15,482	$15,482
Total assets	$1,672,310	$323,456	$39,361	$2,035,127
Purchase of rental equipment (1)	$28,235	$56,160	$-	$84,395

	Six Months Ended June 30, 2017
	Container Leasing	Rail Leasing	Logistics	Total
Total revenue	$107,914	$16,180	$40,104	$164,198
Total operating expenses	69,518	10,504	41,457	121,479
Operating income (loss)	38,396	5,676	(1,353)	42,719
Total other expenses	18,809	5,349	1	24,159
Income (loss) before income taxes and non-controlling interest	$19,587	$327	$(1,354)	$18,560
Purchase of rental equipment (1)	$113,973	$14,620	$-	$128,593

	Six Months Ended June 30, 2016
	Container Leasing	Rail Leasing	Logistics	Total
Total revenue	$103,214	$14,848	$20,546	$138,608
Total operating expenses	76,335	7,996	20,963	105,294
Operating income (loss)	26,879	6,852	(417)	33,314
Total other expenses	18,044	2,911	-	20,955
Income (loss) before income taxes and non-controlling interest	$8,835	$3,941	$(417)	$12,359
Purchase of rental equipment (1)	$48,453	$81,786	$-	$130,239

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

The Company’s railcars, with a net book value of $379.5 million as of June 30, 2017, are used primarily to transport cargo within North America.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table represents the geographic allocation of revenue for the periods indicated based on customers’ primary domicile (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
United States	$29,567	$22,137	$60,077	$39,379
France	8,238	7,349	16,662	14,309
Switzerland	6,413	5,060	11,905	10,009
Japan	5,036	5,273	10,067	11,438
Singapore	5,012	4,286	9,324	8,640
Korea	4,497	3,703	8,265	7,542
Other Asia	10,715	10,648	21,463	21,291
Other Europe	11,276	10,303	21,089	20,188
Other International	1,938	2,883	5,346	5,812
Total revenue	$82,692	$71,642	$164,198	$138,608

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

The following table sets forth the reconciliation of basic and diluted net income per share for the three and six months ended June 30, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator
Net income attributable to CAI common stockholders used in
the calculation of basic and diluted earnings per share	$12,638	$3,711	$17,910	$10,828
Denominator
Weighted-average shares used in the calculation of basic
earnings per share	19,131	19,372	19,071	19,577
Effect of dilutive securities:
Stock options and restricted stock	288	77	261	69
Weighted-average shares used in the calculation of diluted
earnings per share	19,419	19,449	19,332	19,646

Net income per share attributable to CAI common stockholders:
Basic	$0.66	$0.19	$0.94	$0.55
Diluted	$0.65	$0.19	$0.93	$0.55

The calculation of diluted earnings per share for the three months ended June 30, 2017 and 2016, excluded from the denominator 858,739 and 1,069,311 shares, respectively, of common stock options because their effect would have been anti-dilutive. The calculation of diluted earnings per share for the six months ended June 30, 2017 and 2016, excluded from the denominator 936,486 and 1,038,497 shares, respectively, of common stock options because their effect would have been anti-dilutive.

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

In February 2016, we purchased Challenger Overseas LLC (Challenger), a Non-Vessel Operating Common Carrier, for approximately $10.8 million. Challenger is headquartered in Eatontown, New Jersey.

In June 2016, we purchased Hybrid Logistics, Inc. and its affiliate, General Transportation Services, Inc. (collectively, Hybrid), asset light truck brokers, for approximately $12.0 million. Hybrid is headquartered in Portland, Oregon.

The following tables show the composition of our fleet as of June 30, 2017 and 2016, and our average utilization for the three and six months ended June 30, 2017 and 2016:

	As of June 30,
	2017	2016
Owned container fleet in TEUs	962,111	956,389
Managed container fleet in TEUs	149,218	180,900
Total container fleet in TEUs	1,111,329	1,137,289

Owned container fleet in CEUs	1,049,057	1,019,421
Managed container fleet in CEUs	134,400	162,618
Total container fleet in CEUs	1,183,457	1,182,039

Owned railcar fleet in units	6,560	5,936

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Average container fleet utilization in CEUs	97.1%	92.8%	96.3%	92.0%
Average owned container fleet utilization in CEUs	97.2%	93.6%	96.5%	92.8%
Average railcar fleet utilization	91.0%	94.8%	91.8%	94.2%

The intermodal marine container industry-standard measurement unit is the 20-foot equivalent unit (TEU), which compares the size of a container to a standard 20-foot container. For example, a 20-foot container is equivalent to one TEU and a 40-foot container is equivalent to two TEUs. Containers can also be measured in cost equivalent units (CEUs), whereby the cost of each type of container is expressed as a ratio relative to the cost of a standard 20-foot dry van container. For example, the CEU ratio for a standard 40-foot dry van container is 1.6 and a 40-foot high cube container is 1.7.

Utilization of containers is computed by dividing the average total units on lease during the period in CEUs, by the average total CEUs in our container fleet during the period. Utilization of railcars is computed by dividing the average number of railcars on lease during the period by the average total number of railcars in our fleet during the period. In both cases, the total fleet excludes new units not yet leased and off-hire units designated for sale. If new units not yet leased are included in the total fleet, utilization would be 96.2% and 95.1% for the total container fleet, 96.3% and 95.2% for the owned container fleet, and 80.4% and 81.1% for the railcar fleet, for the three and six months ended June 30, 2017, respectively.

On August 31, 2016, Hanjin Shipping Co., Ltd. (Hanjin), the world’s  7th largest container shipping line, announced that it had filed for court protection in South Korea from its creditors. At the time of default, we had approximately 15,000 owned containers on lease to Hanjin representing $40 million of equipment exposure based on net book value, or approximately 2% of our rental revenue assets. We maintain insolvency insurance that covers the value of unreturned containers, damage to recovered containers, recovery costs, legal expenses, and the loss of post-bankruptcy income for a period from the default date to the earlier of the return of the equipment or six months. As discussed below, during the six months ended June 30, 2017, we recognized $2.2 million in container lease revenue from insurance proceeds for lost revenue associated with the bankruptcy of Hanjin.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The following table summarizes our operating results for the three months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease)
	2017	2016	Amount	Percent
Total revenue	$82,692	$71,642	$11,050	15%
Operating expenses	57,924	56,784	1,140	2
Total other expenses	12,173	10,783	1,390	13
Net income attributable to CAI common stockholders	12,638	3,711	8,927	241

Total revenue for the three months ended June 30, 2017 increased $11.1 million, or 15%, compared to the three months ended June 30, 2016, due to a $3.3 million, or 6%, increase in container lease income, a $0.5 million, or 7%, increase in rail lease income and a  $7.2 million, or 58%, increase in logistics revenue. Operating expenses for the three months ended June 30, 2017 increased $1.1 million, or 2%, compared to the three months ended June 30, 2016, as a result of a $2.6 million, or 10%, increase in depreciation expense, a $6.5 million, or 65%, increase in logistics transportation costs,  and a $0.8 million, or 9%, increase in administrative expenses,  partially offset by a $3.1 million, or 34%, decrease in storage, handling and other expenses and a $5.6 million, or 145%, decrease in loss on sale of used rental equipment.  Total other expenses, primarily net interest expense, for the three months ended June 30, 2017 increased $1.4 million, or 13%, compared with the same three-month period in 2016. The increase in revenue was partially offset by the increase in operating expenses, and resulted in a $8.9 million, or 241%, increase in net income attributable to CAI common stockholders for the three months ended June 30, 2017 compared to the same three-month period in 2016.

Revenue. The following discussion explains the significant changes in the composition of our total revenue for the three months ended June 30, 2017, compared to the three months ended June 30, 2016:

Container Lease Income. Container lease income increased  $3.3 million, or 6%, to $55.0 million for the three months ended June 30, 2017, from $51.7 million for the three months ended June 30, 2016.  Rental revenue increased by $6.2 million primarily due to a 13% increase in the average number of CEUs of on-lease owned containers. The increase in rental revenue was partially offset by a  $1.5 million decrease resulting from a 3% decrease in average owned container per diem rental rates and a $0.8 million decrease in repair fees and other container revenue as a result of our efforts in the prior year to off-load older containers from our fleet.  The reduction in average container per diem rental rates has been caused by competitive market pressure, as well as our investment in used containers through sale and leaseback transactions. Used containers are purchased at a lower price, and command a lower per diem rental rate, than new containers. Approximately 26% of our investment in containers during the last twelve months was in used containers. The net increase in rental revenue was partially offset by a $0.4 million decrease in management fee revenue resulting from a 19% decrease in the size of our managed container fleet.

Rail Lease Income. Rail lease income increased $0.5 million, or 7%, to $8.1 million for the three months ended June 30, 2017, from $7.6 million for the three months ended June 30, 2016, primarily as a result of a 4% increase in the average size of our on-lease railcar fleet during the last twelve months.

Logistics Revenue. Logistics revenue increased $7.2 million, or 58%, to $19.6 million for the three months ended June 30, 2017, from $12.4 million for the three months ended June 30, 2016. The increase was primarily due to an additional $6.6 million of revenue from the acquisition of Hybrid in June 2016, as well as new customers generating an additional $0.8 million of revenue at CAI Logistics (previously known as ClearPointt), which was acquired in June 2015.

Expenses.  The following discussion explains the significant changes in expenses for the three months ended June 30, 2017 compared to the three months ended June 30, 2016:

Depreciation of Rental Equipment. Depreciation of rental equipment increased by $2.6 million, or 10%, to $27.1 million for the three months ended June 30, 2017, from $24.5 million for the three months ended June 30, 2016. This increase was primarily attributable to an increase of $2.1 million resulting from a decrease in the residual value estimate for 40-foot high cube dry van containers implemented in 2016 and an increase of $0.7 million in depreciation attributable to our railcar fleet, reflecting the increase in size of our railcar fleet over the past twelve months.

Storage, Handling and Other Expenses. Storage, handling and other expenses decreased by $3.1 million, or 34%, to $6.2 million for the three months ended June 30, 2017, from $9.3 million for the three months ended June 30, 2016. The decrease was primarily attributable to a $3.9 million decrease in storage and handling costs caused by a  69%  decrease in the average volume of off-lease owned container equipment compared to the prior year, partially offset by a $0.3 million increase in repositioning costs as a result of moving rental equipment to areas with greater demand, and an increase of $0.5 million in container liability insurance premium resulting from the Hanjin insurance claim.

Logistics Transportation Costs.  Logistics transportation costs increased by $6.5 million, or 65%, to $16.7 million for the three months ended June 30, 2017, from $10.1 million for the three months ended June 30, 2016. The increase was mainly attributable to the acquisition of Hybrid in June 2016, as well as an increase of $0.7 million in CAI Logistics costs as a result of new customer activity. The gross margin generated from our logistics business increased from $2.2 million for the three months ended June 30, 2016 to $3.0 million for the three months ended June 30, 2017, primarily due to the acquisitions made in the logistics business in 2016.

Gain on Sale of Used Rental Equipment. We recorded a gain on the sale of used rental equipment of $1.7 million during the three months ended June 30, 2017, compared to a loss of $3.9 million for the three months ended June 30, 2016.  While we sold approximately 32% less used containers compared to the prior year, there was an increase of 168% in the average margin per unit, resulting in an increase in gain on sale of used rental equipment.

Administrative Expenses. Administrative expenses increased by $0.8 million, or 9%, to $9.7 million for the three months ended June 30, 2017, from $8.9 million for the three months ended June 30, 2016. The increase was primarily a result of $1.3 million of additional administrative expenses incurred by our newly acquired logistics companies, partially offset by a $0.6 million reduction in the contingent consideration liability related to the acquisitions.

Net Interest Expense. Net interest expense increased by $1.7 million, or 16%, to $12.3 million for the three months ended June 30, 2017, from $10.6 million for the three months ended June 30, 2016.  While the average loan principal balance remained relatively consistent between the two periods, there was an  increase in our average interest rate, caused by an increase in LIBOR, from approximately 2.5% to 3.0%, which resulted in an increase in net interest expense.

Other Income. Other income increased by $0.3 million, or 158%, to $0.1 million for the three months ended June 30, 2017, from a $0.2 million loss for the three months ended June 30, 2016. The increase was attributable to a gain on foreign exchange of $0.1 million for the three months ended June 30, 2017, compared to a loss of $0.2 million for the three months ended June 30, 2016. Gains and losses on foreign currency primarily occur when foreign denominated financial assets and liabilities are either settled or re-measured in U.S. dollars. The gain on foreign exchange for the three months ended June 30, 2017 was primarily the result of movements in the U.S. dollar exchange rate against the Euro.

Income Tax Expense. Income tax expense decreased by $0.4 million, or 112%, to a  benefit of less than $0.1 million for the three months ended June 30, 2017, from an expense of $0.4 million for the three months ended June 30, 2016. The estimated effective tax rate at June 30, 2017 was 3.5%, compared to 12.0% for the three months ended June 30, 2016.  The lower estimated effective tax rate at June 30, 2017 was due to an increase in the proportion of pretax income generated in lower tax jurisdictions.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The following table summarizes our operating results for the six months ended June 30, 2017 and 2016 (dollars in thousands):

	Six Months Ended June 30,		Increase/(Decrease)
	2017	2016	Amount	Percent
Total revenue	$164,198	$138,608	$25,590	18%
Operating expenses	121,479	105,294	16,185	15
Total other expenses	24,159	20,955	3,204	15
Net income attributable to CAI common stockholders	17,910	10,828	7,082	65

Total revenue for the six months ended June 30, 2017 increased $25.6 million, or 18%, compared to the six months ended June 30, 2016, due to a $4.7 million, or 5%, increase in container lease income, a $1.3 million, or 9%, increase in rail lease income and a $19.6 million, or 95%, increase in logistics revenue. Operating expenses for the six months ended June 30, 2017 increased $16.2 million, or 15%, compared to the six months ended June 30, 2016, as a result of a $7.5 million, or 16%, increase in depreciation expense, a $16.7 million, or 98%, increase in logistics transportation costs, and a $2.7 million, or 16%, increase in administrative expenses, offset by a $5.2 million, or 28%, decrease in storage, handing and other expenses and a $5.5 million, or 119%, decrease in loss on sale of used rental equipment. Total other expenses, primarily net interest expense, for the six months ended June 30, 2017 increased $3.2 million, or 15%, compared with the same six-month period in 2016. The increase in revenue was partially offset by the increase in operating expenses, and resulted in a $7.1 million, or 65%, increase in net income attributable to CAI common stockholders for the six months ended June 30, 2017 compared to the same six-month period in 2016.

Revenue. The following discussion explains the significant changes in the composition of our total revenue for the six months ended June 30, 2017, compared to the six months ended June 30, 2016:

Container Lease Income. Container lease income increased $4.7 million, or 5%, to $107.9 million for the six months ended June 30, 2017, from $103.2 million for the six months ended June 30, 2016.  Rental revenue increased by $10.3 million due to an 11% increase in the average number of CEUs of on-lease owned containers, partially offset by a $3.9 million decrease resulting from a 4% decrease in average owned container per diem rental rates and a $1.4 million decrease in repair fee and other container revenue as a result of our efforts in the prior year to off-load older containers. The reduction in average container per diem rental rates has been caused by competitive market pressure, as well as our investment in used containers through sale and leaseback transactions. Used containers are purchased at a lower price, and command a lower per diem rental rate, than new containers. Approximately 26% of our investment in containers during the last twelve months was in used containers.

Rail Lease Income. Rail lease income increased $1.3 million, or 9%, to $16.2 million for the six months ended June 30, 2017, from $14.8 million for the six months ended June 30, 2016, primarily as a result of a 7% increase in the average size of our on-lease railcar fleet during the last twelve months.

Logistics Revenue. Logistics revenue increased $19.6 million, or 95%, to $40.1 million for the six months ended June 30, 2017, from $20.5 million for the six months ended June 30, 2016. The increase was primarily due to an additional $17.9 million of revenue from the acquisition of Challenger in February 2016 and Hybrid in June 2016, as well as new customers generating an additional $1.7 million of revenue at CAI Logistics.

Expenses.  The following discussion explains the significant changes in expenses for the six months ended June 30, 2017 compared to the six months ended June 30, 2016:

Depreciation of Rental Equipment. Depreciation of rental equipment increased by $7.5 million, or 16%, to $55.0 million for the six months ended June 30, 2017, from $47.5 million for the six months ended June 30, 2016. This increase was primarily attributable to an increase of $4.4 million resulting from a decrease in the residual value estimate for 40-foot high cube dry van containers implemented in 2016, a $1.3 million write-off of rental equipment on lease to a bankrupt customer, and an increase of $1.4 million in depreciation attributable to our railcar fleet, reflecting the increase in size of our railcar fleet over the past twelve months.

Storage, Handling and Other Expenses. Storage, handling and other expenses decreased by $5.2 million, or 28%, to $13.1 million for the six months ended June 30, 2017, from $18.4 million for the six months ended June 30, 2016. The decrease was primarily attributable to a $6.6 million decrease in storage and handling costs caused by a 61% decrease in the average volume of off-lease owned container equipment compared to the prior year, partially offset by a $0.7 million increase in repositioning costs as a result of moving rental equipment to areas with greater demand, and an increase of $0.5 million in container liability insurance premium resulting from the Hanjin insurance claim.

Logistics Transportation Costs. Logistics transportation costs increased by $16.7 million, or 98%, to $33.8 million for the six months ended June 30, 2017, from $17.1 million for the six months ended June 30, 2016. The increase was mainly attributable to an additional $14.7 million of costs from the acquisition of Challenger in February 2016 and Hybrid in June 2016, as well as an increase of $1.9 million in ClearPointt costs as a result of new customer activity. The gross margin generated from our logistics business increased from $3.5 million for the six months ended June 30, 2016 to $6.4 million for the six months ended June 30, 2017, primarily due to the acquisitions made in the logistics business in 2016.

Gain on Sale of Used Rental Equipment. We recorded a gain on the sale of used rental equipment of $0.9 million during the six months ended June 30, 2017, compared to a loss of $4.6 million for the six months ended June 30, 2016.  There was a increase of 132% in the average margin per unit and we sold approximately 4% more used containers compared to the prior year, resulting in an increase in gain on sale of used rental equipment.

Administrative Expenses. Administrative expenses increased by $2.7 million, or 16%, to $20.4 million for the six months ended June 30, 2017, from $17.7 million for the six months ended June 30, 2016. The increase was primarily a result of $3.2 million of additional administrative expenses incurred by our newly acquired logistics companies, partially offset by a $0.6 million reduction in the contingent consideration liability related to the acquisitions.

Net Interest Expense. Net interest expense increased by $3.3 million, or 16%, to $24.0 million for the six months ended June 30, 2017, from $20.6 million for the six months ended June 30, 2016. While the average loan principal balance remained relatively consistent between the two periods, there was an increase in our average interest rate, caused by an increase in LIBOR, from approximately 2.5% to 3.0%, which resulted in an increase in net interest expense.

Other Expense. Other expense decreased by $0.1 million, or 37%, to $0.2 million for the six months ended June 30, 2017, from $0.3 million for the six months ended June 30, 2016. The increase was attributable to a loss on foreign exchange of $0.2 million for the six months ended June 30, 2017, compared to a loss of $0.3 million for the six months ended June 30, 2016. Gains and losses on foreign currency primarily occur when foreign denominated financial assets and liabilities are either settled or re-measured in U.S. dollars. The loss on foreign exchange for the six months ended June 30, 2017 was primarily the result of movements in the U.S. dollar exchange rate against the Euro.

Income Tax Expense. Income tax expense decreased by $0.8 million, or 57%, to $0.7 million for the six months ended June 30, 2017, from $1.5 million for the six months ended June 30, 2016. The estimated effective tax rate at June 30, 2017 was 3.5%, compared to 12.0% for the six months ended June 30, 2016. The lower estimated effective tax rate at June 30, 2017 was due to an increase in the proportion of pretax income generated in lower tax jurisdictions.

Liquidity and Capital Resources

As of June 30, 2017, we had cash and cash equivalents of $25.5 million. Our principal sources of liquidity are cash flows provided by operating activities,  proceeds from the sale of rental equipment, borrowings from financial institutions, and equity offerings. Our cash in-flows and borrowings are used to finance capital expenditures and meet debt service requirements.

As of June 30, 2017, our outstanding indebtedness and current maximum borrowing level was comprised of the following (in thousands):

	Current	Current
	Amount	Maximum
	Outstanding	Borrowing Level
Revolving credit facilities	$800,051	$1,488,558
Term loans	307,086	307,086
Senior secured notes	68,050	68,050
Asset-backed notes	222,875	222,875
Collateralized financing obligations	84,361	84,361
Term loans held by VIE	4,657	4,657
	1,487,080	2,175,587
Debt issuance costs	(10,414)	-
Total	$1,476,666	$2,175,587

As of June 30, 2017, we had $688.4 million in availability under our revolving credit facilities (net of $0.1 million in letters of credit) subject to our ability to meet the collateral requirements under the agreements governing the facilities. Based on the borrowing base and collateral requirements at June 30, 2017, the borrowing availability under our revolving credit facilities was $91.8 million, assuming no additional contributions of assets.

On July 6, 2017, CAL Funding III Limited (CAL Funding III), a wholly-owned indirect subsidiary of CAI, issued $240.9 million of 3.6% Class A fixed rate asset-backed notes and $12.2 million of 4.6% Class B fixed rate asset-backed notes (collectively, the Notes). Principal and interest on the Notes is payable monthly commencing on July 25, 2017, with the Notes maturing in June 2042. The proceeds from the Notes were used for general corporate purposes, including repayment of outstanding debt. The Notes are secured by all of the assets of CAL Funding III.

For further information on our debt instruments, see Note 9 to the consolidated financial statements in this Quarterly Report on Form 10-Q and Note 10 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 13, 2017.

Assuming that our lenders remain solvent, we currently believe that cash provided by operating activities and existing cash, proceeds from the sale of rental equipment, and borrowing availability under our debt facilities are sufficient to meet our liquidity needs for at least the next twelve months. We will continue to monitor our liquidity and the credit markets. However, we cannot predict with any certainty the impact on the Company of continuing and further disruptions in the credit markets.

In addition to customary events of default, our revolving credit facilities and term loans contain restrictive covenants, including limitations on certain liens, indebtedness and investments.  In addition, all of our debt facilities contain various restrictive financial and other covenants.  The financial covenants in our debt facilities require us to maintain: (1) a consolidated funded debt to consolidated tangible net worth ratio of no more than 3.75:1.00, and in the case of our asset-backed notes, of no more than 4.50:1.00; and (2) a fixed charge coverage ratio of at least 1.20:1.00, and in the case of our asset-backed notes, of at least 1.10:1.00. As of June 30, 2017, we were in compliance with all of the applicable debt covenants.

Cash Flow

The following table sets forth certain cash flow information for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016
Net income	$17,910	$10,865
Net income adjusted for non-cash items	75,717	67,570
Changes in working capital	(10,551)	(7,047)
Net cash provided by operating activities	65,166	60,523
Net cash used in investing activities	(86,196)	(104,755)
Net cash provided by financing activities	356	23,029
Effect on cash of foreign currency translation	35	276
Net decrease in cash	(20,639)	(20,927)
Cash at beginning of period	46,134	52,553
Cash at end of period	$25,495	$31,626

Operating Activities Cash Flows

Net cash provided by operating activities of $65.2 million for the six months ended June 30, 2017, increased $4.6 million from $60.5 million for the six months ended June 30, 2016. The increase was due to an  $8.1 million increase in net income as adjusted for depreciation, amortization and other non-cash items, offset by a  $3.5 million decrease in our net working capital adjustments. The increase in net income as adjusted for non-cash items was primarily due to an increase of $7.0 million in net income, an increase of $7.5 million in depreciation expense, and an increase of $0.8 million in amortization of intangible assets, partially offset by a  $5.5 million decrease in the loss on sale of used rental equipment, a $0.8 million decrease in deferred income taxes,  and a $0.6 million reduction in contingent consideration. Net working capital used in operating activities of $10.6 million in the six months ended June 30, 2017, was due to a  $3.5 million increase in accounts receivable, primarily caused by an increase in lease and logistics activity, a $1.8 million increase in prepaid expenses and other assets, primarily due to an increase in the insurance receivable related to the Hanjin bankruptcy, a $3.6 million decrease in accounts payable, accrued expenses and other liabilities, primarily caused by the timing of payments, and a $1.7 million decrease in unearned revenue, primarily due to a decrease in deferred payments for a Rail contract. Net working capital used in operating activities of  $7.0 million in the six months ended June 30, 2016, was due to an $8.4 million increase in accounts receivable, primarily a result of the logistics acquisitions, partially offset by a $0.4 million increase in accounts payable, accrued expenses and other liabilities, primarily caused by the timing of payments, and  a  $0.7 million increase in due to container investors, primarily as a result of the reduction in the managed fleet.

Investing Activities Cash Flows

Net cash used in investing activities decreased $18.6 million to $86.2 million for the six months ended June 30, 2017, from $104.8 million for the six months ended June 30, 2016. The decrease in cash usage was primarily attributable to a $15.7 million decrease in acquisition costs, a $5.7 million increase in proceeds from the sale of used containers, and a  $1.6 million decrease in the purchase of rental equipment, partially offset by a $5.0 million decrease in receipt of principal payments from direct financing leases.

Financing Activities Cash Flows

Net cash provided by financing activities for the six months ended June 30, 2017, decreased  $22.7 million compared to the six months ended June 30, 2016, primarily as a result of lower net borrowings being required to finance the acquisition of rental equipment. During the six months ended June 30, 2017, our net cash outflow for borrowings was $0.9 million compared to a cash inflow of $30.6 million for the six months ended June 30, 2016, reflecting a decrease in net borrowings used for the acquisition of rental equipment during the six months ended June 30, 2017, compared to the six months ended June 30, 2016. This decrease was partially offset by a decrease of $7.1 million used to repurchase our stock pursuant to our previously announced stock repurchase plan and a $1.2 million increase in proceeds received for the exercise of stock options.

Stock Repurchase Plan

On December 14, 2015, we announced that our Board of Directors had approved the repurchase of up to one million shares of our outstanding common stock. On February 4, 2016, the Company’s Board of Directors approved a one million share increase in the previously approved share repurchase program bringing the total authorized for repurchase to two million shares of our outstanding common stock. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs and other factors. Stock repurchases may be made in the open market, block trades or privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. As of June 30, 2017, approximately 0.8 million shares remained available for repurchase under our share repurchase plan.

Contractual Obligations and Commercial Commitments

 The following table sets forth our contractual obligations and commercial commitments by due date as of June 30, 2017 (in thousands):

	Payments Due by Period
		Less than	1-2	2-3	3-4	4-5	More than
	Total	1 year	years	years	years	years	5 years
Total debt obligations:
Revolving credit facilities	$800,051	$1,500	$-	$541,000	$257,551	$-	$-
Term loans	307,086	42,733	20,076	118,473	89,718	36,086	-
Senior secured notes	68,050	6,110	6,110	6,110	6,110	6,110	37,500
Asset-backed notes	222,875	40,000	40,000	40,000	40,000	40,000	22,875
Collateralized financing obligations	84,360	23,316	37,466	23,578	-	-	-
Term loans held by VIE	4,657	2,286	1,829	542	-	-	-
Interest on debt and capital lease obligations (1)	129,919	42,726	40,465	30,588	11,150	3,790	1,200
Rental equipment payable	65,336	65,336	-	-	-	-	-
Rent, office facilities and equipment	4,793	2,110	1,850	637	96	100	-
Equipment purchase commitments - Containers	111,583	111,583	-	-	-	-	-
Equipment purchase commitments - Rail	142,990	106,289	36,701	-	-	-	-
Total contractual obligations	$1,941,700	$443,989	$184,497	$760,928	$404,625	$86,086	$61,575

(1)

Our estimate of interest expense commitment includes $66.0 million relating to our revolving credit facilities, $26.2 million relating to our term loans, $14.2 million relating to our senior secured notes, $21.4 million relating to our asset back notes, $1.9 million relating to our collateralized financing obligations, and $0.1 million relating to our term loans held by VIEs. The calculation of interest commitment related to our debt assumes the following weighted-average interest rates as of June 30, 2017: revolving credit facilities,  2.9%; term loans, 3.0%; senior secured notes, 4.9%; asset-backed notes, 3.4%; collateralized financing obligations, 1.2%; and term loans held by VIE, 2.7%. These calculations assume that weighted-average interest rates will remain at the same level over the next five years. We expect that interest rates will vary over time based upon fluctuations in the underlying indexes upon which these rates are based.

Off-Balance Sheet Arrangements

As of June 30, 2017, we had no material off-balance sheet arrangements or obligations that have or are reasonably likely to have a current or future effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

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

After we conducted our regular depreciation policy review for 2016, we concluded that a change in the estimated residual value for 40-foot high cube dry van containers from $1,650 to $1,400 per container, effective July 1, 2016, was appropriate. The change increased our depreciation expense by $2.1 million and $4.4 million, decreased net income by $2.1 million and $4.3 million, and decreased diluted earnings per share by $0.11 and $0.22, for the three and six months ended  June 30, 2017, respectively.

We continuously monitor disposal prices across our entire portfolio for indications of a sustained market downturn. If necessary, we will adjust our estimates if there are indicators that the current weak market for containers will be sustained over a longer time horizon.

There have been no changes to our critical accounting policies during the six months ended June 30, 2017.

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

Foreign Exchange Rate Risk. Although we have significant foreign-based operations, the U.S. Dollar is our primary operating currency. Thus, most of our revenue and expenses are denominated in U.S. Dollars. We have equipment sales in British Pound Sterling, Euros and Japanese Yen and incur overhead costs in foreign currencies, primarily in British Pound Sterling and Euros. During the six months ended June 30, 2017, the U.S. Dollar decreased in value in relation to other major foreign currencies (such as the Euro and British Pound Sterling). The decrease in the U.S. Dollar has decreased our revenues and expenses denominated in foreign currencies. The decrease in the value of the U.S. Dollar relative to foreign currencies will also result in U.S. dollar denominated assets held at some of our foreign subsidiaries to decrease in value relative to the foreign subsidiaries’ local currencies. For the six months ended June 30, 2017, we recognized a loss on foreign exchange of $0.2 million. A 10% change in foreign exchange rates would not have a material impact on our business, financial position, results of operations or cash flows.

Interest Rate Risk. The nature of our business exposes us to market risk arising from changes in interest rates to which our variable-rate debt is linked. As of June 30, 2017, the principal amount of debt outstanding under the variable-rate arrangements of our revolving credit facilities was $800.1 million. In addition, at June 30, 2017, we had balances on our variable-rate term loans of $241.1 million and our variable-rate term loans held by VIE of $0.5 million.  As of June 30, 2017, our total outstanding variable-rate debt was $1,041.7 million, which represented 70% of our total debt at that date. The average interest rate on our variable-rate debt was 2.9% as of June 30, 2017, based on LIBOR plus a margin based on certain conditions set forth in our debt agreements.

A 1.0% increase or decrease in underlying interest rates for these debt obligations will increase or decrease interest expense by approximately $10.4 million annually assuming debt remains constant at June 30, 2017 levels.

We do not currently participate in hedging in the form of interest rate swaps or other derivative instruments to manage the market risks described above.

ITEM 4:  CONTROLS AND PROCEDURES

Management Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the Exchange Act), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2017 our disclosure controls and procedures were effective with respect to controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and are accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act) that occurred during the quarter ended June 30, 2017, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

From time to time we may be a party to litigation matters or disputes arising in the ordinary course of business, including in connection with enforcing our rights under our leases. Currently, we are not a party to any legal proceedings which are material to our business, financial condition, results of operations or cash flows.

ITEM 1A:  RISK FACTORS

Before making an investment decision, investors should carefully consider the risks in the “Risk Factors” in Part 1: Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 13, 2017. These risks are not the only ones facing our company. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations. Any of these risks could adversely affect our business, cash flows, financial condition and results of operations. The trading price of our common stock could fluctuate due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q. There have been no material changes in our risk factors from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
April 1, 2017—April 30, 2017	—	$—	—	806,388
May 1, 2017—May 31, 2017	6,432	20.03	—	806,388
June 1, 2017—June 30, 2017	—	—	—	806,388
Total	6,432	$20.03	—	806,388

_______________________________________________________

(1)

During the three months ended June 30, 2017, we withheld 6,432 shares of common stock, at an average price of $20.03 per share, to satisfy the tax obligations of certain of our employees upon the vesting of restricted stock awards.

29

(2)

On December 14, 2015, we announced that our Board of Directors had approved the repurchase of up to one million shares of our outstanding common stock. On February 4, 2016, the Company’s Board of Directors approved a one million share increase in the previously approved share repurchase program bringing the total authorized for repurchase to two million shares of our outstanding common stock. The repurchase plan does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. As of June 30, 2017,  approximately 0.8 million shares remained available for repurchase under our share repurchase plan.

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

CAI International, Inc.
(Registrant)

August 1, 2017	/s/ VICTOR M. GARCIA
Victor M. Garcia
President and Chief Executive Officer
(Principal Executive Officer)

August 1, 2017	/s/ TIMOTHY B. PAGE
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

10.1

Commitment Increase, Amendment No. 5 and Joinder, dated June 16, 2017, by and among CAI International, Inc., Container Applications Limited, the guarantors named therein, Bank of America, N.A., as a lender and administrative agent of the lenders, the other lending institutions party thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated, MUFG Union Bank, N.A. and Wells Fargo Bank, N.A., as syndication agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, MUFG Union Bank, N.A. and Wells Fargo Securities, LLC, as joint lead arrangers and book managers, and Bank of Montreal (Chicago branch), JPMorgan Chase Bank, N.A. and Santander Bank N.A. as co-agents (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 22, 2017).

10.2*	CAI International, Inc. 2007 Equity Incentive Plan (as amended effective June 2, 2017) (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 7, 2017).

10.3*

Second Amended and Restated Employment Agreement, dated May 22, 2017, between CAI International, Inc. and Victor Garcia (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 26, 2017).

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

101

The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (v) Notes to Unaudited Consolidated Financial Statements.

_________________________________

*	Management contract or compensatory plan.