Form 10-Q
period 2017-09-30
CAI International, Inc.
filed 2017-10-20
CIK 1388430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common	September 30, 2017
Common Stock, $.0001 par value per share	19,268,083 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

 CAI INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

(UNAUDITED)

	September 30,	December 31,
	2017	2016
Assets
Current assets
Cash	$12,508	$15,685
Cash held by variable interest entities	22,445	30,449
Accounts receivable, net of allowance for doubtful accounts of $1,636 and
$1,340 at September 30, 2017 and December 31, 2016, respectively	69,478	63,745
Current portion of net investment in direct finance leases	27,947	19,959
Prepaid expenses and other current assets	5,016	5,315
Total current assets	137,394	135,153
Restricted cash	12,217	6,192
Rental equipment, net of accumulated depreciation of $484,428 and
$421,153 at September 30, 2017 and December 31, 2016, respectively	1,979,012	1,807,010
Net investment in direct finance leases	199,994	80,582
Goodwill	15,794	15,794
Intangible assets, net of accumulated amortization of $2,974 and
$2,681 at September 30, 2017 and December 31, 2016, respectively	8,156	9,691
Furniture, fixtures and equipment, net of accumulated depreciation of $3,131 and
$2,833 at September 30, 2017 and December 31, 2016, respectively	370	550
Other non-current assets	3,220	962
Total assets (1)	$2,356,157	$2,055,934

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$6,320	$13,804
Accrued expenses and other current liabilities	13,540	11,778
Due to container investors	4,119	7,077
Unearned revenue	8,361	10,613
Current portion of debt	133,322	95,527
Rental equipment payable	190,180	25,207
Total current liabilities	355,842	164,006
Debt	1,450,588	1,380,499
Deferred income tax liability	51,193	51,804
Other long term liabilities	-	2,121
Total liabilities (2)	1,857,623	1,598,430

Stockholders' equity
Common stock: par value $.0001 per share; authorized 84,000,000 shares; issued and outstanding
19,268,083 and 19,057,217 shares at September 30, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	143,845	141,058
Accumulated other comprehensive loss	(6,390)	(8,132)
Retained earnings	361,077	324,576
Total stockholders' equity	498,534	457,504
Total liabilities and stockholders' equity	$2,356,157	$2,055,934

(1)

Total assets at September 30, 2017 and December 31, 2016 include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash,  $22,445 and $30,449; Net investment in direct finance leases, $4,423 and $7,331; and Rental equipment, net of accumulated depreciation,  $58,075 and $62,477, respectively.

(2)

Total liabilities at September 30, 2017 and December 31, 2016 include the following VIE liabilities for which the VIE creditors do not have recourse to CAI International, Inc.: Current portion of debt, $23,365 and $30,980; Debt, $71,086 and $74,887, respectively.

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
Container lease income	$61,870	$49,661	$169,784	$152,875
Rail lease income	7,279	7,614	23,459	22,462
Logistics revenue	21,012	21,197	61,116	41,743
Total revenue	90,161	78,472	254,359	217,080

Operating expenses
Depreciation of rental equipment	27,788	29,873	82,814	77,401
Storage, handling and other expenses	3,506	8,802	16,651	27,176
Logistics transportation costs	17,855	18,045	51,608	35,127
(Gain) loss on sale of used rental equipment	(1,663)	3,323	(2,539)	7,950
Administrative expenses	10,781	11,067	31,212	28,750
Total operating expenses	58,267	71,110	179,746	176,404

Operating income	31,894	7,362	74,613	40,676

Other expenses
Net interest expense	13,959	10,902	37,916	31,535
Other expense	449	85	651	407
Total other expenses	14,408	10,987	38,567	31,942

Income (loss) before income taxes and non-controlling interest	17,486	(3,625)	36,046	8,734
Income tax (benefit) expense	(101)	1,826	549	3,320

Net income (loss)	17,587	(5,451)	35,497	5,414
Net income attributable to non-controlling interest	-	-	-	37
Net income (loss) attributable to CAI common stockholders	$17,587	$(5,451)	$35,497	$5,377

Net income (loss) per share attributable to CAI common
stockholders
Basic	$0.92	$(0.28)	$1.86	$0.28
Diluted	$0.90	$(0.28)	$1.83	$0.28

Weighted average shares outstanding
Basic	19,180	19,130	19,108	19,427
Diluted	19,633	19,130	19,422	19,498

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income (loss)	$17,587	$(5,451)	$35,497	$5,414
Other comprehensive income, net of tax:
Foreign currency translation adjustments	698	137	1,742	1,047
Comprehensive income (loss)	18,285	(5,314)	37,239	6,461
Comprehensive income attributable to non-controlling interest	-	-	-	37
Comprehensive income (loss) attributable to CAI common
stockholders	$18,285	$(5,314)	$37,239	$6,424

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income	$35,497	$5,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	83,088	77,636
Amortization of debt issuance costs	2,400	2,217
Amortization of intangible assets	1,536	682
Stock-based compensation expense	1,539	1,320
Reduction in contingent consideration	(2,211)	(1,000)
Unrealized loss on foreign exchange	42	82
(Gain) loss on sale of used rental equipment	(2,539)	7,950
Loss on disposal of subsidiary	-	146
Deferred income taxes	393	2,193
Bad debt expense	750	2,458
Changes in other operating assets and liabilities:
Accounts receivable	(6,280)	(7,560)
Prepaid expenses and other assets	(72)	(191)
Accounts payable, accrued expenses and other current liabilities	(5,887)	1,540
Due to container investors	(2,958)	(32)
Unearned revenue	(540)	1,013
Net cash provided by operating activities	104,758	93,868
Cash flows from investing activities
Purchase of rental equipment	(277,769)	(170,582)
Acquisitions, net of cash acquired	-	(15,620)
Proceeds from sale of used rental equipment	48,863	46,137
Disposal of subsidiary, net of cash disposed of	-	(460)
Purchase of furniture, fixtures and equipment	(91)	(92)
Receipt of principal payments from direct financing leases	12,362	17,368
Net cash used in investing activities	(216,635)	(123,249)
Cash flows from financing activities
Proceeds from debt	556,544	432,540
Principal payments on debt	(448,436)	(408,375)
Debt issuance costs	(3,129)	(1,461)
(Increase) decrease in restricted cash	(6,025)	765
Repurchase of stock	-	(9,176)
Exercise of stock options	1,362	-
Net cash provided by financing activities	100,316	14,293
Effect on cash of foreign currency translation	380	1
Net decrease in cash	(11,181)	(15,087)
Cash at beginning of the period	46,134	52,553
Cash at end of the period	$34,953	$37,466

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$174	$752
Interest	35,014	29,617
Supplemental disclosure of non-cash investing and financing activity
Transfer of rental equipment to direct finance lease	$144,907	$14,816
Transfer of direct finance lease to rental equipment	291	-

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2017 and December 31, 2016, the Company’s results of operations for the three and nine months ended September 30, 2017 and 2016, and the Company’s cash flows for the nine months ended September 30, 2017 and 2016. The results of operations and cash flows for the periods presented are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2017 or in any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 13, 2017.

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

After the Company conducted its regular depreciation policy review for 2016, it concluded that a change in the estimated residual value for 40-foot high cube dry van containers from $1,650 to $1,400 per container, effective July 1, 2016, was appropriate. The change increased the Company’s depreciation expense by $4.4 million, decreased net income by $4.3 million, and decreased diluted earnings per share by $0.22, for the nine months ended September 30, 2017.

The Company continuously monitors disposal prices across its entire portfolio for indications of a sustained market downturn. The Company will adjust its residual value estimates as and when conditions warrant.

Except as described below in “Recent Accounting Pronouncements,” there were no changes to the Company’s accounting policies during the nine months ended September 30, 2017. See Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 13, 2017, for a description of the Company’s significant accounting policies.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The new standard simplifies certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification on the statement of cash flows. The new guidance also allows an entity to make a policy election to account for forfeitures as they occur. The Company adopted ASU 2016-09 effective January 1, 2017. Accordingly, excess tax benefits or deficiencies from stock-based compensation are now reflected in the consolidated statements of income as a component of the provision for income taxes, whereas they were previously recognized in equity. As a result of the adoption of ASU 2016-09, the Company recognized $1.0 million in deferred tax assets associated with excess tax benefits not previously recognized in deferred taxes as a cumulative-effect adjustment to retained earnings as of January 1, 2017. Adoption of the new standard did not have a material impact on our provision for income taxes for the three and nine months ended September 30, 2017. The Company elected to apply the change in presentation to the statements of cash flows prospectively and elected to account for forfeitures as they occur, rather than estimate expected forfeitures, which did not have a material impact on the Company’s consolidated financial statements.

(3)  Insurance Receivable and Impairment

In August 2016, Hanjin Shipping Co., Ltd. (Hanjin) filed for bankruptcy protection from its creditors. Based on the recovery of Hanjin containers to date and prior experience, the Company believes that most of its containers will be recovered. As of September 30, 2017, the Company has recovered approximately 92% of the containers that were on lease to Hanjin. The Company maintains insurance to cover the value of containers that are unlikely to be recovered from its customers, the cost to recover and repair containers, and up to 180 days of lost lease rental income, subject to deductibles of $0.5 million and $2.0 million.

During the year ended December 31, 2016, the Company recorded an impairment of $3.2 million representing the book value of containers the Company estimated would not be recovered from Hanjin. As of December 31, 2016, an insurance receivable of $3.8 million was recorded for $1.2 million of estimated unrecoverable containers in excess of the insurance deductible, which was recorded in depreciation expense, and $2.6 million of recovery costs, which was recorded as a reduction to storage, handling and other expenses for the year ended December 31, 2016. During the nine months ended September 30, 2017, the Company recorded an additional insurance receivable of $7.4 million for $2.2 million of lost lease rental income, recognized as container lease income, and $1.5 million of repair costs and $3.7 million of recovery costs, recorded as a reduction to storage, handling and other expenses. The Company also received insurance proceeds of $8.0 million, which was recorded as a reduction to the insurance receivable. As of September 30, 2017, the insurance receivable related to this customer was $3.2 million, of which payment of $1.5 million was received in October 2017.

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

Managed Container Funds

The fees earned by the Company for arranging, managing and establishing container funds are commensurate with the level of effort required to provide those services, and are at or above the same level of seniority as other operating liabilities of the funds that are incurred in the normal course of business. As such, the Company does not have a variable interest in the managed containers funds, and does not consolidate those funds. The Company recognizes gain on sale of containers to the unconsolidated funds as sales in the ordinary course of business. No container portfolios were sold to the Japanese funds in the three and nine months ended September 30, 2017 and 2016.

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

The terms of the transactions with container funds under financing arrangements include options for the Company to purchase the containers from the funds at a fixed price. As a result of the residual interest resulting from the fixed price call option, the Company concluded that it may absorb a significant amount of the variability associated with the funds’ anticipated economic performance and, as a result, the Company has a variable interest in the funds. The funds are considered VIEs under FASB ASC Topic 810, Consolidation, because, as lessee of the funds, the Company has the power to direct the activities that most significantly impact each entity’s economic performance, including the leasing and managing of containers owned by the funds. As the Company has the power to direct the activities that most significantly impact the economic performance of the VIEs and the variable interest provides the Company with the right to receive benefits from the entity that could potentially be significant to the funds, the Company determined that it is the primary beneficiary of these VIEs and included the VIEs’ assets and liabilities as of September 30, 2017, and December 31, 2016, and the results of the VIEs’ operations and cash flows for the three and nine months ended September 30, 2017 and 2016, in the Company’s consolidated financial statements.

The containers that were transferred to the Japanese investor funds had a net book value of $66.1 million as of September 30, 2017. The container equipment, together with $22.4 million of cash held by the investor funds that can only be used to settle the liabilities of the VIEs, has been included on the Company’s consolidated balance sheets with the related liability presented in the debt section of the Company’s consolidated balance sheets as collateralized financing obligations of $90.7 million and term loans held by VIE of $3.7 million.  No gain or loss was recognized by the Company on the initial consolidation of the VIEs. Containers sold to the Japanese investor funds during the three months ended September 30, 2017 and 2016, had a net book value of $6.0 million and $9.2 million, respectively. Containers sold to the Japanese investor funds during the nine months ended September 30, 2017 and 2016, had a  book value of $13.2 million and $26.1 million, respectively.

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

The contingent consideration liability was $2.2 million as of December 31, 2016. Expected future payments of $2.1 million and $0.1 million were recorded in Other long-term liabilities and Accrued expenses and Other current liabilities, respectively, in the Company’s consolidated balance sheets at December 31, 2016. Based on the forecasted future performance of Challenger and Hybrid, it has been estimated that there will be no future payments made and, as a result, the fair value of the contingent consideration liability has been estimated to be zero at September 30, 2017. The following table provides a reconciliation of the contingent consideration liability measured at estimated fair value based on the balance as of December 31, 2016 and updated quarterly for the nine months ended September 30, 2017 (in thousands):

2017
January 1	$2,211
Net decrease in estimated fair value of contingent consideration included in Administrative expenses
Three months ended March 31, 2017	-
Three months ended June 30, 2017	(631)
Three months ended September 30, 2017	(1,580)
September 30	$-

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)  Rental Equipment

The following table provides a summary of the Company’s rental equipment (in thousands):

	September 30,	December 31,
	2017	2016
Dry containers	$1,529,405	$1,322,508
Refrigerated containers	346,996	350,776
Other specialized equipment	162,357	164,934
Railcars	424,682	389,945
	2,463,440	2,228,163
Accumulated depreciation	(484,428)	(421,153)
Rental equipment, net of accumulated depreciation	$1,979,012	$1,807,010

(7)  Net Investment in Direct Finance Leases

The following table represents the components of the Company’s net investment in direct finance leases (in thousands):

	September 30,	December 31,
	2017	2016
Gross finance lease receivables (1)	$329,223	$123,563
Unearned income (2)	(101,282)	(23,022)
Net investment in direct finance leases	$227,941	$100,541

(1)

At the inception of the lease, the Company records the total minimum lease payments, executory costs, if any, and unguaranteed residual value as gross finance lease receivables. The gross finance lease receivables are reduced as customer payments are received. There was $21.9 million and $2.1 million unguaranteed residual value at September 30, 2017 and December 31, 2016, respectively, included in gross finance lease receivables. There were no executory costs included in gross finance lease receivables as of September 30, 2017 and December 31, 2016.

(2)

The difference between the gross finance lease receivables and the cost of the equipment or carrying amount at the lease inception is recorded as unearned income. Unearned income, together with initial direct costs, are amortized to income over the lease term so as to produce a constant periodic rate of return. There were no unamortized initial direct costs as of September 30, 2017 and December 31, 2016.

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

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Based on the above categories, the Company's gross finance lease receivables were as follows (in thousands):

	September 30,	December 31,
	2017	2016
Tier 1	$273,742	$74,777
Tier 2	55,481	48,786
Tier 3	-	-
	$329,223	$123,563

Contractual maturities of the Company's gross finance lease receivables subsequent to and as of September 30, 2017 for the years ending September 30 were as follows (in thousands):

2018	$46,735
2019	62,606
2020	32,929
2021	30,873
2022	27,974
2023 and thereafter	128,106
$329,223

(8)  Intangible Assets

The Company amortizes intangible assets on a straight line-basis over their estimated useful lives as follows:

Trademarks and tradenames	2-3 years
Customer relationships	8 years

The Company’s intangible assets as of September 30, 2017 and December 31, 2016 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2017
Trademarks and tradenames	$1,786	$(1,269)	$517
Customer relationships	9,344	(1,705)	7,639
	$11,130	$(2,974)	$8,156
December 31, 2016
Trademarks and tradenames	$3,028	$(1,850)	$1,178
Customer relationships	9,344	(831)	8,513
	$12,372	$(2,681)	$9,691

Total amortization expense was $0.4 million for both the three months ended September 30, 2017 and 2016, respectively, and $1.5 million and $0.7 million for the nine months ended September 30, 2017 and 2016, respectively, and was included in administrative expenses in the consolidated statements of income.

As of September 30, 2017, estimated future amortization expenses are as follows (in thousands):

2018	$1,637
2019	1,213
2020	1,167
2021	1,167
2022	1,167
2023 and thereafter	1,805
$8,156

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(9)  Debt

Details of the Company’s debt as of September 30, 2017 and December 31, 2016 were as follows (dollars in thousands):

	September 30, 2017			December 31, 2016
	Outstanding		Average	Outstanding		Average
	Current	Long-term	Interest	Current	Long-term	Interest	Maturity

Revolving credit facility	$-	$407,000	3.0%	$-	$526,000	2.5%	March 2020
Revolving credit facility - Rail	-	254,000	2.7%	-	223,500	2.4%	October 2020
Revolving credit facility - Euro	-	14,534	2.0%	-	-	-	September 2020
Term loan	22,350	-	3.2%	1,800	21,900	2.9%	April 2018
Term loan	9,000	114,000	2.8%	9,000	120,750	2.3%	October 2019
Term loan	7,000	84,250	3.0%	7,000	89,500	2.5%	June 2021
Term loan	1,188	16,827	3.4%	1,158	17,723	3.4%	December 2020
Term loan	2,780	44,270	3.6%	2,705	46,365	3.6%	August 2021
Senior secured notes	6,110	58,885	4.9%	6,110	64,995	4.9%	September 2022
Asset-backed notes	65,307	394,311	3.5%	40,000	202,875	3.4%	June 2042
Collateralized financing obligations	23,365	67,343	1.3%	28,693	71,346	1.1%	September 2020
Term loans held by VIE	-	3,743	2.7%	2,287	3,541	2.5%	June 2019
	137,100	1,459,163		98,753	1,388,495
Debt issuance costs	(3,778)	(8,575)		(3,226)	(7,996)
Total Debt	$133,322	$1,450,588		$95,527	$1,380,499

On June 16, 2017, the Company entered into an amendment to the Third Amended and Restated Revolving Credit Agreement, pursuant to which the revolving credit facility was amended to increase the commitment level from $775.0 million to $960.0 million.

The Company maintains its revolving credit facilities to finance the acquisition of rental equipment and for general working capital purposes. As of September 30, 2017, the Company had $813.9 million in total availability under its revolving credit facilities (net of $0.1 million in letters of credit).

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

The agreements relating to all of the Company’s debt contain various financial and other covenants. As of September 30, 2017, the Company was in compliance with all of its debt covenants.

For further information on the Company’s debt instruments, see Note 10 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 13, 2017.

(10)  Stock–Based Compensation Plan

Stock Options

The Company grants stock options from time to time to certain employees and independent directors pursuant to its 2007 Equity Incentive Plan, as amended (Plan). Under the Plan, a maximum of 3,421,980 share awards may be granted.

Stock options granted to employees have a vesting period of four years from grant date, with 25% vesting after one year, and 1/48th vesting each month thereafter until fully vested. Stock options granted to independent directors vest in one year. All of the stock options have a contractual term of ten years.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the Company’s stock option activities for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017		2016
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Options outstanding at January 1	1,428,255	$16.31	1,189,255	$18.08
Options granted	230,500	$16.80	245,000	$7.87
Options exercised	(240,173)	$11.40	-	$-
Options forfeited/cancelled	-	$16.94	(6,000)	$21.99
Options outstanding at September 30	1,418,582	$17.22	1,428,255	$16.31
Options exercisable	975,087	$18.24	1,033,518	$17.47
Weighted average remaining term	5.0 years		4.7 years

The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2017 was $2.2 million. The aggregate intrinsic value of all options outstanding as of September 30, 2017 was $18.6 million based on the closing price of the Company’s common stock of $30.32 per share on September 29, 2017, the last trading day of the quarter.

The Company recognized stock-based compensation expense relating to stock options of $0.4 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively,  and $1.2 million and $1.0 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, the remaining unamortized stock-based compensation cost relating to stock options granted to the Company’s employees and independent directors was approximately $2.9 million, which is to be recognized over the remaining weighted average vesting period of approximately 2.5 years.

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

The expected option term is calculated using the simplified method in accordance with SEC guidance. The expected volatility was derived from the average volatility of the Company’s stock over a period approximating the expected term of the options. The risk-free rate is based on the daily U.S. Treasury yield curve with a term approximating the expected term of the options. No forfeiture rate was estimated on all options granted during the nine months ended September 30, 2017, as the Company accounts for forfeitures as they occur (see Note 2).

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted Stock

The Company grants restricted stock from time to time to certain employees pursuant to the Plan. The restricted stock is valued based on the closing price of the Company’s stock on the date of grant and has a vesting period of four years. The following table summarizes the activity of restricted stock under the Plan:

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Restricted stock outstanding, December 31, 2016	65,802	$14.75
Restricted stock granted	37,414	$17.14
Restricted stock vested	(24,674)	$17.83
Restricted stock outstanding, September 30, 2017	78,542	$14.92

The Company recognized $0.1  million of stock-based compensation expense relating to restricted stock for both the three months ended September 30, 2017 and 2016, and $0.4 million and $0.3 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, unamortized stock-based compensation expense relating to restricted stock was $1.0 million, which will be recognized over the remaining average vesting period of 2.6 years.

Stock-based compensation expense is recorded as a component of administrative expenses in the Company’s consolidated statements of income with a corresponding credit to additional paid-in capital in the Company’s consolidated balance sheets.

(11)  Income Taxes

The consolidated income tax expense for the three and nine months ended September 30, 2017 and 2016, was determined based upon estimates of the Company’s consolidated annual effective income tax rate for the years ending December 31, 2017 and 2016, respectively. The difference between the consolidated annual effective income tax rate and the U.S. federal statutory rate is primarily attributable to foreign income taxes, state income taxes and the effect of certain permanent differences.

The Company’s estimated effective tax rate was 1.5% at September 30, 2017, compared to 38.0% at September 30, 2016. The lower estimated effective tax rate at September 30, 2017 was due to a significant increase in the proportion of pretax income generated in lower tax jurisdictions.

The Company accounts for uncertain tax positions based on an evaluation as to whether it is more likely than not that a position will be sustained on audit, including resolution of any related appeals or litigation processes. This evaluation is based on all available evidence and assumes that the appropriate tax authorities have full knowledge of all relevant information concerning the tax position. Once it has been determined that a tax position is more likely than not to be sustained on its technical merits, the tax benefit recognized is based on the largest amount that is greater than 50% likely of being realized upon ultimate settlement. As of September 30, 2017, the Company had unrecognized tax benefits of $0.2 million, which if recognized, would reduce the Company’s effective tax rate. Total accrued interest relating to unrecognized tax benefits was less than $0.1 million as of September 30, 2017. The Company does not believe the total amount of unrecognized tax benefits as of September 30, 2017 will change for the remainder of 2017.

The Company was notified on May 1, 2017 that their 2015 federal income tax return was selected for examination. An initial meeting with the examining agent was held in August 2017. The examination is in its preliminary data gathering stage.

(12)  Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s asset-backed notes of $459.6 million and collateralized financing obligations of $90.7 million as of September 30, 2017 were estimated to have a fair value of approximately $458.0 million and $92.2 million, respectively, based on the fair value of estimated future payments calculated using prevailing interest rates. The fair value of these financial instruments would be categorized as Level 2 in the fair value hierarchy. Management believes that the balances of the Company’s revolving credit facilities of $675.5 million, term loans totaling $301.7 million, senior secured notes of $65.0 million, term loans held by VIE of $3.7 million and net investment in direct finance leases of $227.9 approximate their fair values as of September 30, 2017. The fair value of these financial instruments would be categorized as Level 2 in the fair value hierarchy.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(13)  Commitments and Contingencies

In addition to its debt obligations described in Note 9 above, the Company had commitments to purchase approximately $63.9 million of containers and $150.2 million of railcars as of September 30, 2017;  $63.9 million of containers and $113.5 million of railcars in the twelve months ending September 30, 2018 and $36.7 million of railcars in the twelve months ending September 30, 2019. The Company also utilizes certain office facilities and equipment under long-term non-cancellable operating lease agreements with total future minimum lease payments of approximately $4.3 million as of September 30, 2017.

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

The following tables show condensed segment information for the three and nine months ended September 30, 2017 and 2016, reconciled to the Company’s income before income taxes and non-controlling interest as shown in its consolidated statements of income for such periods (in thousands):

	Three Months Ended September 30, 2017
	Container Leasing	Rail Leasing	Logistics	Total
Total revenue	$61,870	$7,279	$21,012	$90,161
Total operating expenses	30,270	5,534	22,463	58,267
Operating income (loss)	31,600	1,745	(1,451)	31,894
Total other expenses	11,537	2,871	-	14,408
Income (loss) before income taxes and non-controlling interest	$20,063	$(1,126)	$(1,451)	$17,486
Goodwill	$-	$-	$15,794	$15,794
Total assets	$1,910,899	$405,118	$40,140	$2,356,157
Purchase of rental equipment (1)	$132,405	$16,771	$-	$149,176

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended September 30, 2016
	Container Leasing	Rail Leasing	Logistics	Total
Total revenue	$49,661	$7,614	$21,197	$78,472
Total operating expenses	45,184	4,367	21,559	71,110
Operating income (loss)	4,477	3,247	(362)	7,362
Total other expenses	9,159	1,827	1	10,987
(Loss) income before income taxes and non-controlling interest	$(4,682)	$1,420	$(363)	$(3,625)
Goodwill	$-	$-	$15,579	$15,579
Total assets	$1,643,929	$343,214	$40,059	$2,027,202
Purchase of rental equipment (1)	$19,730	$20,613	$-	$40,343

	Nine Months Ended September 30, 2017
	Container Leasing	Rail Leasing	Logistics	Total
Total revenue	$169,784	$23,459	$61,116	$254,359
Total operating expenses	99,788	16,038	63,920	179,746
Operating income (loss)	69,996	7,421	(2,804)	74,613
Total other expenses	30,346	8,220	1	38,567
Income (loss) before income taxes and non-controlling interest	$39,650	$(799)	$(2,805)	$36,046
Purchase of rental equipment (1)	$246,378	$31,391	$-	$277,769

	Nine Months Ended September 30, 2016
	Container Leasing	Rail Leasing	Logistics	Total
Total revenue	$152,875	$22,462	$41,743	$217,080
Total operating expenses	121,519	12,363	42,522	176,404
Operating income (loss)	31,356	10,099	(779)	40,676
Total other expenses	27,203	4,738	1	31,942
Income (loss) before income taxes and non-controlling interest	$4,153	$5,361	$(780)	$8,734
Purchase of rental equipment (1)	$68,183	$102,399	$-	$170,582

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

The Company’s railcars, with a net book value of $397.2 million as of September 30, 2017, are used primarily to transport cargo within North America.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table represents the geographic allocation of revenue for the periods indicated based on customers’ primary domicile (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
United States	$30,131	$30,777	$90,208	$70,156
France	8,938	7,138	25,600	21,447
Switzerland	9,182	4,874	21,087	14,883
Japan	5,132	5,368	15,199	16,806
Singapore	5,345	3,846	14,669	12,486
Korea	5,831	3,616	14,096	11,158
Other Asia	11,151	10,184	32,614	31,475
Other Europe	11,815	9,950	32,904	30,138
Other International	2,636	2,719	7,982	8,531
Total revenue	$90,161	$78,472	$254,359	$217,080

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

The following table sets forth the reconciliation of basic and diluted net income per share for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator
Net income (loss) attributable to CAI common stockholders used
in the calculation of basic and diluted earnings per share	$17,587	$(5,451)	$35,497	$5,377
Denominator
Weighted-average shares used in the calculation of basic
earnings per share	19,180	19,130	19,108	19,427
Effect of dilutive securities:
Stock options and restricted stock	453	-	314	71
Weighted-average shares used in the calculation of diluted
earnings per share	19,633	19,130	19,422	19,498

Net income (loss) per share attributable to CAI common
stockholders:
Basic	$0.92	$(0.28)	$1.86	$0.28
Diluted	$0.90	$(0.28)	$1.83	$0.28

The calculation of diluted earnings per share for the three months ended September 30, 2017 and 2016, excluded from the denominator 41,989 and 1,231,455 shares, respectively, of common stock options because their effect would have been anti-dilutive.  The calculation of diluted earnings per share for the nine months ended September 30, 2017 and 2016, excluded from the denominator 822,226 and 1,103,495 shares, respectively, of common stock options because their effect would have been anti-dilutive.

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

Overview

We are one of the world’s leading transportation finance and logistics companies. We purchase equipment, primarily intermodal shipping containers and railcars, which we lease to our customers. We also manage equipment for third-party investors. In operating our fleet, we lease, re-lease and dispose of equipment and contract for the repair, repositioning and storage of equipment. We also provide domestic and international logistics services, through CAI Logistics, Challenger Overseas LLC and Hybrid Logistics, Inc.

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

The following tables show the composition of our fleet as of September 30, 2017 and 2016, and our average utilization for the three and nine months ended September 30, 2017 and 2016:

	As of September 30,
	2017	2016
Owned container fleet in TEUs	1,121,355	941,345
Managed container fleet in TEUs	83,086	174,162
Total container fleet in TEUs	1,204,441	1,115,507

Owned container fleet in CEUs	1,188,078	1,010,083
Managed container fleet in CEUs	75,596	156,543
Total container fleet in CEUs	1,263,674	1,166,626

Owned railcar fleet in units	6,795	6,136

	Three Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2017
	2017	2016	2017	2016
Average container fleet utilization in CEUs	98.0%	93.3%	96.9%	92.5%
Average owned container fleet utilization in CEUs	98.2%	94.0%	97.1%	93.2%
Average railcar fleet utilization	89.3%	96.2%	91.0%	96.0%

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

Utilization of containers is computed by dividing the average total units on lease during the period in CEUs, by the average total CEUs in our container fleet during the period. Utilization of railcars is computed by dividing the average number of railcars on lease during the period by the average total number of railcars in our fleet during the period. In both cases, the total fleet excludes new units not yet leased and off-hire units designated for sale. If new units not yet leased are included in the total fleet, utilization would be 97.2% and 95.9% for the total container fleet, 97.2% and 95.9% for the owned container fleet,  and 77.4% and 79.9% for the railcar fleet, for the three and nine months ended September 30, 2017, respectively.

On August 31, 2016, Hanjin Shipping Co., Ltd. (Hanjin), the world’s  7th largest container shipping line, announced that it had filed for court protection in South Korea from its creditors. At the time of default, we had approximately 15,000 owned containers on lease to Hanjin representing $40 million of equipment exposure based on net book value, or approximately 2% of our rental revenue assets. We maintain insolvency insurance that covers the value of unreturned containers, damage to recovered containers, recovery costs, legal expenses, and the loss of post-bankruptcy income for a period from the default date to the earlier of the return of the equipment or six months. As discussed below, during the nine months ended September 30, 2017, we recognized $2.2 million in container lease revenue from insurance proceeds for lost revenue associated with the bankruptcy of Hanjin.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The following table summarizes our operating results for the three months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended
	September 30,		Increase/(Decrease)
	2017	2016	Amount	Percent
Total revenue	$90,161	$78,472	$11,689	15%
Operating expenses	58,267	71,110	(12,843)	(18)
Total other expenses	14,408	10,987	3,421	31
Net income (loss) attributable to CAI common stockholders	17,587	(5,451)	23,038	(423)

Total revenue for the three months ended September 30, 2017 increased $11.7 million, or 15%, compared to the three months ended September 30, 2016, due to a $12.2 million, or 25%, increase in container lease income,  offset by a $0.3 million, or 4%, decrease in rail lease income and a  $0.2 million, or 1%, decrease in logistics revenue. Operating expenses for the three months ended September 30, 2017 decreased $12.8 million, or 18%, compared to the three months ended September 30, 2016, as a result of a $2.1 million, or 7%, decrease in depreciation expense, a $5.3 million, or 60%, decrease in storage, handling and other expenses, a $0.2 million, or 1%, decrease in logistics transportation costs,  a $5.0 million, or 150%, decrease in loss on sale of used rental equipment, and a $0.3 million, or 3%, decrease in administrative expenses. Total other expenses, primarily net interest expense, for the three months ended September 30, 2017 increased $3.4 million, or 31%, compared with the three months ended September 30, 2016. The increase in revenue and decrease in operating expenses resulted in a $23.0 million, or 423%, increase in net income attributable to CAI common stockholders for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Revenue. The following discussion explains the significant changes in the composition of our total revenue for the three months ended September 30, 2017, compared to the three months ended September 30,  2016:

Container Lease Income. Container lease income increased  $12.2 million, or 25%, to $61.9 million for the three months ended September 30, 2017, from $49.7 million for the three months ended September 30, 2016.  Rental revenue increased by $10.7 million, primarily due to a 23% increase in the average number of CEUs of on-lease owned containers and a $0.9 million increase in handling revenues as a result of an increase in lease-outs between the two periods. The increase in rental revenue was partially offset by a  $0.5 million decrease resulting from a 1% decrease in average owned container per diem rental rates and a $0.5 million decrease in repair fees and other container revenue as a result of our efforts in the prior year to off-load older containers from our fleet. In addition to the net increase in rental revenue, there was an increase of $1.4 million in finance lease income as a result of an increase in our investment in direct finance leases.

Rail Lease Income. Rail lease income decreased $0.3 million, or 4%, to $7.3 million for the three months ended September 30, 2017, from $7.6 million for the three months ended September 30, 2016, primarily due to a $0.4 million decrease resulting from the expiration of a significant lease.

Logistics Revenue. Logistics revenue remained relatively consistent between the two periods, decreasing by  $0.2 million, or 1%, to $21.0 million for the three months ended September 30, 2017, from $21.2 million for the three months ended September 30, 2016.

Expenses.  The following discussion explains the significant changes in expenses for the three months ended September 30, 2017 compared to the three months ended September 30, 2016:

Depreciation of Rental Equipment. Depreciation of rental equipment decreased by $2.1 million, or 7%, to $27.8 million for the three months ended September 30, 2017, from $29.9 million for the three months ended September 30, 2016. This decrease was primarily due to the one-time impairment charge of $2.0 million, related to the Hanjin bankruptcy, recorded during the three months ended September 2016. Increased depreciation caused by investment in the owned container fleet has been offset by the decreasing impact of the change in residual values that was made effective on July 1, 2016.

Storage, Handling and Other Expenses. Storage, handling and other expenses decreased by $5.3 million, or 60%, to $3.5 million for the three months ended September 30, 2017, from $8.8 million for the three months ended September 30, 2016. The decrease was primarily attributable to a $3.6 million decrease in storage costs as the size of the off-lease fleet decreased and $1.5 million of insurance proceeds recorded related to repair costs associated with the previously reported Hanjin bankruptcy. These decreases were partially offset by a $0.5 million increase in storage and handling expenses in the Rail business as the size of the fleet increased, and decreased utilization led to increased storage costs.

Logistics Transportation Costs.  Logistics transportation costs remained relatively consistent between the two periods, decreasing by $0.2 million, or 1%, to $17.9 million for the three months ended September 30, 2017, from $18.0 million for the three months ended September 30, 2016.  The gross margin generated from our logistics business also remained consistent between the two periods at $3.2 million for both the three months ended September 30, 2017 and 2016.

Gain on Sale of Used Rental Equipment. We recorded a gain on the sale of used rental equipment of $1.7 million during the three months ended September 30, 2017, compared to a loss of $3.3 million for the three months ended September 30, 2016.  While we sold approximately 41% less used containers compared to the prior year, there was an increase of 175% in the average margin per unit, resulting in an increase in gain on sale of used rental equipment.

Administrative Expenses. Administrative expenses decreased by $0.3 million, or 3%, to $10.8 million for the three months ended September 30, 2017, from $11.1 million for the three months ended September 30, 2016. Administrative expenses during the three months ended September 30, 2016 included $2.2 million of bad debt expense related to the Hanjin bankruptcy. Excluding this expense, administrative expenses would have increased by $1.9 million, primarily due to a $1.4 million increase in payroll-related costs as a result of an increase in headcount and an increase in the bonus accrual, as well as a $0.7 million increase in bad debt expense arising from certain slow paying customers. These increases  were partially offset by a $0.6 million reduction in the contingent consideration liability related to acquisitions.

Net Interest Expense. Net interest expense increased by $3.1 million, or 28%, to $14.0 million for the three months ended September 30, 2017, from $10.9 million for the three months ended September 30, 2016.  The increase was due to an increase in the average loan principal balance between the two periods, as well as an  increase in our average interest rate, caused by an increase in LIBOR, from approximately 2.6% to 3.1%.

Other Expense. Other expense increased by $0.4 million, or 428%, to $0.4 million for the three months ended September 30, 2017, from a $0.1 million loss for the three months ended September 30, 2016,  due to foreign exchange losses. Gains and losses on foreign currency primarily occur when foreign denominated financial assets and liabilities are either settled or re-measured in U.S. dollars. The loss on foreign exchange for the three months ended September 30, 2017 was caused primarily by settling intercompany loans that were denominated in Euros.

Income Tax Expense. Income tax expense decreased by $1.9 million, or 106%, to a  benefit of $0.1 million for the three months ended September 30, 2017, from an expense of $1.8 million for the three months ended September 30, 2016. The estimated effective tax rate at September 30, 2017 was 1.5%, compared to 38.0% for the three months ended September 30, 2016.  The lower estimated effective tax rate at September 30, 2017 was due to an increase in the proportion of pretax income generated in lower tax jurisdictions.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The following table summarizes our operating results for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Nine Months Ended
	September 30,		Increase
	2017	2016	Amount	Percent
Total revenue	$254,359	$217,080	$37,279	17%
Operating expenses	179,746	176,404	3,342	2
Total other expenses	38,567	31,942	6,625	21
Net income attributable to CAI common stockholders	35,497	5,377	30,120	560

Total revenue for the nine months ended September 30, 2017 increased $37.3 million, or 17%, compared to the nine months ended September 30, 2016, due to a $16.9 million, or 11%, increase in container lease income, a $1.0 million, or 4%, increase in rail lease income and a $19.4 million, or 46%, increase in logistics revenue. Operating expenses for the nine months ended September 30, 2017 increased $3.3 million, or 2%, compared to the nine months ended September 30, 2016, as a result of a $5.4 million, or 7%, increase in depreciation expense, a $16.5 million, or 47%, increase in logistics transportation costs, and a $2.5 million, or 9%, increase in administrative expenses, offset by a $10.5 million, or 39%, decrease in storage, handing and other expenses and a $10.5 million, or 132%, decrease in loss on sale of used rental equipment. Total other expenses, primarily net interest expense, for the nine months ended September 30, 2017 increased $6.6 million, or 21%, compared with the nine months ended September 30, 2016. The increase in revenue was partially offset by the increase in operating expenses, and resulted in a $30.1 million, or 560%, increase in net income attributable to CAI common stockholders for the nine months ended September 30, 2017 compared to the same nine-month period in 2016.

Revenue. The following discussion explains the significant changes in the composition of our total revenue for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016:

Container Lease Income. Container lease income increased $16.9 million, or 11%, to $169.8 million for the nine months ended September 30, 2017, from $152.9 million for the nine months ended September 30, 2016. Rental revenue increased by $21.0 million due to a 15% increase in the average number of CEUs of on-lease owned containers, partially offset by a $4.3 million decrease resulting from a 3% decrease in average owned container per diem rental rates. The reduction in average container per diem rental rates has been caused by competitive market pressure.

Rail Lease Income. Rail lease income increased $1.0 million, or 4%, to $23.5 million for the nine months ended September 30, 2017, from $22.5 million for the nine months ended September 30, 2016, primarily as a result of an 8% increase in the average size of our on-lease railcar fleet during the last twelve months, partially offset by a  $0.4 million decrease resulting from the expiration of a significant lease.

Logistics Revenue. Logistics revenue increased $19.4 million, or 46%, to $61.1 million for the nine months ended September 30, 2017, from $41.7 million for the nine months ended September 30, 2016. The increase was primarily due to an additional $17.9 million of revenue from the acquisition of Challenger in February 2016 and Hybrid in June 2016, as well as new customers generating an additional $1.5 million of revenue at CAI Logistics.

Expenses.  The following discussion explains the significant changes in expenses for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016:

Depreciation of Rental Equipment. Depreciation of rental equipment increased by $5.4 million, or 7%, to $82.8 million for the nine months ended September 30, 2017, from $77.4 million for the nine months ended September 30, 2016. This increase was primarily attributable to an increase of $4.4 million resulting from a decrease in the residual value estimate for 40-foot high cube dry van containers implemented in 2016, a $1.3 million write-off of rental equipment on lease to a bankrupt customer, and an increase of $1.9 million in depreciation attributable to our railcar fleet, reflecting the increase in size of our railcar fleet over the past twelve months. The increase was partially offset by a decrease due to the one-time impairment charge of $2.0 million, related to the Hanjin bankruptcy, recorded during the nine months ended September 2016.

Storage, Handling and Other Expenses. Storage, handling and other expenses decreased by $10.5 million, or 39%, to $16.7 million for the nine months ended September 30, 2017, from $27.2 million for the nine months ended September 30, 2016. The decrease was primarily attributable to a $10.6 million decrease in storage costs as the size of the off-lease fleet decreased compared to the prior year and $1.5 million of insurance proceeds recorded related to repair costs associated with the previously reported Hanjin bankruptcy. These decreases were partially offset by a $1.3 million increase in storage and handling expenses in the Rail business as the size of the fleet increased, while utilization decreased by 5%, and an increase of $0.5 million in container liability insurance premium resulting from the Hanjin insurance claim.

Logistics Transportation Costs. Logistics transportation costs increased by $16.5 million, or 47%, to $51.6 million for the nine months ended September 30, 2017, from $35.1 million for the nine months ended September 30, 2016. The increase was mainly attributable to an additional $15.3 million of costs from the acquisition of Challenger in February 2016 and Hybrid in June 2016, as well as an increase of $1.2 million in CAI Logistics costs as a result of new customer activity. The gross margin generated from our logistics business increased from $6.6 million for the nine months ended September 30, 2016 to $9.5 million for the nine months ended September 30, 2017, primarily due to the acquisitions made in the logistics business in 2016.

Gain on Sale of Used Rental Equipment. We recorded a gain on the sale of used rental equipment of $2.5 million during the nine months ended September 30, 2017, compared to a loss of $8.0 million for the nine months ended September 30, 2016. While we sold 13% less used containers compared to the prior year, there was an increase of 137% in the average margin per unit, resulting in a  gain on sale of used rental equipment.

Administrative Expenses. Administrative expenses increased by $2.5 million, or 9%, to $31.2 million for the nine months ended September 30, 2017, from $28.8 million for the nine months ended September 30, 2016. The increase was primarily a result of $3.7 million of additional administrative expenses incurred by our newly acquired logistics companies, partially offset by a $1.2 million reduction in the contingent consideration liability related to the acquisitions.

Net Interest Expense. Net interest expense increased by $6.4 million, or 20%, to $37.9 million for the nine months ended September 30, 2017, from $31.5 million for the nine months ended September 30, 2016. The increase was due to an increase in the average loan principal balance between the two periods, as well as an increase in our average interest rate, caused by an increase in LIBOR, from approximately 2.6% to 3.1%.

Other Expense. Other expense increased by $0.2 million, or 60%, to $0.7 million for the nine months ended September 30, 2017, from $0.4 million for the nine months ended September 30, 2016, which related to foreign exchange losses. Gains and losses on foreign currency primarily occur when foreign denominated financial assets and liabilities are either settled or re-measured in U.S. dollars. The loss on foreign exchange for the three months ended September 30, 2017 was caused primarily by settling intercompany loans that were denominated in Euros.

Income Tax Expense. Income tax expense decreased by $2.8 million, or 83%, to $0.5 million for the nine months ended September 30, 2017, from $3.3 million for the nine months ended September 30, 2016. The estimated effective tax rate at September 30, 2017 was 1.5%, compared to 38.0% for the nine months ended September 30, 2016. The lower estimated effective tax rate at September 30, 2017 was due to an increase in the proportion of pretax income generated in lower tax jurisdictions.

Liquidity and Capital Resources

As of September 30, 2017, we had cash and cash equivalents of $35.0 million, including $22.4 million of cash held by variable interest entities.  Our principal sources of liquidity are cash in-flows provided by operating activities,  proceeds from the sale of rental equipment, borrowings from financial institutions, and equity offerings. Our cash in-flows are used to finance capital expenditures and meet debt service requirements.

As of September 30, 2017, our outstanding indebtedness and current maximum borrowing level was comprised of the following (in thousands):

	Current	Current
	Amount	Maximum
	Outstanding	Borrowing Level
Revolving credit facilities	$675,534	$1,489,540
Term loans	301,665	301,665
Senior secured notes	64,995	64,995
Asset-backed notes	459,618	459,618
Collateralized financing obligations	90,708	90,708
Term loans held by VIE	3,743	3,743
	1,596,263	2,410,269
Debt issuance costs	(12,353)	-
Total	$1,583,910	$2,410,269

As of September 30, 2017, we had $813.9 million in availability under our revolving credit facilities (net of $0.1 million in letters of credit) subject to our ability to meet the collateral requirements under the agreements governing the facilities. Based on the borrowing base and collateral requirements at September 30, 2017, the borrowing availability under our revolving credit facilities was $74.6 million, assuming no additional contributions of assets.

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

In addition to customary events of default, our revolving credit facilities and term loans contain restrictive covenants, including limitations on certain liens, indebtedness and investments.  In addition, all of our debt facilities contain various restrictive financial and other covenants.  The financial covenants in our debt facilities require us to maintain: (1) a consolidated funded debt to consolidated tangible net worth ratio of no more than 3.75:1.00, and in the case of our asset-backed notes, of no more than 4.50:1.00; and (2) a fixed charge coverage ratio of at least 1.20:1.00, and in the case of our asset-backed notes, of at least 1.10:1.00. As of September 30, 2017, we were in compliance with all of the applicable debt covenants.

Cash Flow

The following table sets forth certain cash flow information for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended
	September 30,
	2017	2016
Net income	$35,497	$5,414
Net income adjusted for non-cash items	120,495	99,098
Changes in working capital	(15,737)	(5,230)
Net cash provided by operating activities	104,758	93,868
Net cash used in investing activities	(216,635)	(123,249)
Net cash provided by financing activities	100,316	14,293
Effect on cash of foreign currency translation	380	1
Net decrease in cash	(11,181)	(15,087)
Cash at beginning of period	46,134	52,553
Cash at end of period	$34,953	$37,466

Operating Activities Cash Flows

Net cash provided by operating activities of $104.8 million for the nine months ended September 30, 2017, increased $10.9 million from $93.9 million for the nine months ended September 30, 2016. The increase was due to a $21.4 million increase in net income as adjusted for depreciation, amortization and other non-cash items, offset by a  $10.5 million decrease in our net working capital adjustments. The increase in net income as adjusted for non-cash items was primarily due to an increase of $30.1 million in net income, an increase of $5.5 million in depreciation expense, and an increase of $0.9 million in amortization of intangible assets, partially offset by a  $10.5 million decrease in the loss on sale of used rental equipment, a $1.8 million decrease in deferred income taxes,  a $1.7 million decrease in bad debt expense, and a $1.2 million reduction in contingent consideration. Net working capital used in operating activities of $15.7 million in the nine months ended September 30,  2017, was due to a  $6.3 million increase in accounts receivable, primarily caused by an increase in lease and logistics activity, a  $5.9 million decrease in accounts payable, accrued expenses and other liabilities, primarily caused by the timing of payments, a  $3.0 million decrease in due to container investors due to the decrease in our managed fleet, and a $0.5 million decrease in unearned revenue. Net working capital used in operating activities of  $5.2 million in the nine months ended September 30, 2016, was due to a $7.6 million increase in accounts receivable, primarily a result of the logistics acquisitions, partially offset by a $1.5 million increase in accounts payable, accrued expenses and other liabilities, primarily caused by the timing of payments, and  a  $1.0 million increase in unearned revenue.

Investing Activities Cash Flows

Net cash used in investing activities increased $93.4 million to $216.6 million for the nine months ended September 30, 2017, from $123.2 million for the nine months ended September 30, 2016. The increase in cash usage was primarily attributable to a $107.2 million increase in the purchase of rental equipment and a $5.0 million decrease in receipt of principal payments from direct financing leases, partially offset by a $15.6 million decrease in acquisition costs and a $2.7 million increase in proceeds from the sale of used containers.

Financing Activities Cash Flows

Net cash provided by financing activities for the nine months ended September 30, 2017, increased  $86.0 million compared to the nine months ended September 30, 2016. During the nine months ended September 30, 2017, our net cash inflow from borrowings was $108.1 million compared to $24.2 million for the nine months ended September 30, 2016, reflecting an increase in net borrowings used for the acquisition of rental equipment during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. The increase was also a result of a decrease of $9.2 million used to repurchase our stock pursuant to our previously announced stock repurchase plan and a $1.4 million increase in proceeds received from the exercise of stock options, partially offset by a $6.8 million increase in restricted cash and a $1.7 million increase in debt issuance costs, both primarily related to the asset-backed notes issued in the current year.

Stock Repurchase Plan

On December 14, 2015, we announced that our Board of Directors had approved the repurchase of up to one million shares of our outstanding common stock. On February 4, 2016, the Company’s Board of Directors approved a one million share increase in the previously approved share repurchase program, bringing the total authorized for repurchase to two million shares of our outstanding common stock. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs and other factors. Stock repurchases may be made in the open market, block trades or privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. As of September 30, 2017, approximately 0.8 million shares remained available for repurchase under our share repurchase plan.

Contractual Obligations and Commercial Commitments

 The following table sets forth our contractual obligations and commercial commitments by due date as of September 30, 2017 (in thousands):

	Payments Due by Period
		Less than	1-2	2-3	3-4	4-5	More than
	Total	1 year	years	years	years	years	5 years
Total debt obligations:
Revolving credit facilities	$675,534	$-	$-	$421,534	$254,000	$-	$-
Term loans	301,665	42,318	17,862	118,511	122,974	-	-
Senior secured notes	64,995	6,110	6,110	6,110	6,110	40,555	-
Asset-backed notes	459,618	65,307	65,307	65,307	65,307	65,307	133,083
Collateralized financing obligations	90,708	23,365	37,468	29,875	-	-	-
Term loans held by VIE	3,743	-	3,743	-	-	-	-
Interest on debt and capital lease obligations (1)	153,276	46,815	43,831	30,235	13,833	7,930	10,632
Rental equipment payable	190,180	190,180	-	-	-	-	-
Rent, office facilities and equipment	4,342	2,140	1,801	230	97	74	-
Equipment purchase commitments - Containers	63,927	63,927	-	-	-	-	-
Equipment purchase commitments - Rail	150,179	113,478	36,701	-	-	-	-
Total contractual obligations	$2,158,167	$553,640	$212,823	$671,802	$462,321	$113,866	$143,715

(1)

Our estimate of interest expense commitment includes $51.1 million relating to our revolving credit facilities, $24.0 million relating to our term loans, $12.6 million relating to our senior secured notes, $63.5 million relating to our asset back notes, $2.1 million relating to our collateralized financing obligations, and $0.1 million relating to our term loans held by VIEs. The calculation of interest commitment related to our debt assumes the following weighted-average interest rates as of September 30, 2017: revolving credit facilities, 2.9%; term loans, 3.1%; senior secured notes, 4.9%; asset-backed notes, 3.5%; collateralized financing obligations, 1.3%; and term loans held by VIE, 2.7%. These calculations assume that weighted-average interest rates will remain at the same level over the next five years. We expect that interest rates will vary over time based upon fluctuations in the underlying indexes upon which these rates are based.

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no material off-balance sheet arrangements or obligations that have or are reasonably likely to have a current or future effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

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

After we conducted our regular depreciation policy review for 2016, we concluded that a change in the estimated residual value for 40-foot high cube dry van containers from $1,650 to $1,400 per container, effective July 1, 2016, was appropriate. The change increased our depreciation expense by $4.4 million, decreased net income by $4.3 million, and decreased diluted earnings per share by $0.22, for the nine months ended  September 30, 2017.

We continuously monitor disposal prices across our entire portfolio for indications of a sustained market downturn. If necessary, we will adjust our estimates if there are indicators that the current weak market for containers will be sustained over a longer time horizon.

There have been no changes to our critical accounting policies during the nine months ended September 30, 2017.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). The FASB issued ASU 2016-02 to increase transparency and comparability among organizations recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASU 2016-02, lessors will account for leases using an approach that is substantially equivalent to existing U.S. GAAP for sales-type leases, direct financing leases and operating leases. Unlike current guidance, however, a lease with collectability uncertainties may be classified as a sales-type lease. If collectability of lease payments, plus any amount necessary to satisfy a lessee residual value guarantee, is not probable, lease payments received will be recognized as a deposit liability and the underlying assets will not be derecognized until collectability of the remaining amounts becomes probable. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and must be adopted using a modified retrospective transition. We plan to adopt this guidance effective January 1, 2019 and are currently evaluating the potential impact adoption will have on our consolidated financial statements and related disclosures.

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

Foreign Exchange Rate Risk. Although we have significant foreign-based operations, the U.S. Dollar is our primary operating currency. Thus, most of our revenue and expenses are denominated in U.S. Dollars. We have equipment sales in British Pound Sterling, Euros and Japanese Yen and incur overhead costs in foreign currencies, primarily in British Pound Sterling and Euros. During the nine months ended September 30, 2017, the U.S. Dollar decreased in value in relation to other major foreign currencies (such as the Euro and British Pound Sterling). The decrease in the U.S. Dollar has decreased our revenues and expenses denominated in foreign currencies. The decrease in the value of the U.S. Dollar relative to foreign currencies will also result in U.S. dollar denominated assets held at some of our foreign subsidiaries to decrease in value relative to the foreign subsidiaries’ local currencies. For the nine months ended September 30, 2017, we recognized a loss on foreign exchange of $0.7 million. A 10% change in foreign exchange rates would not have a material impact on our business, financial position, results of operations or cash flows.

Interest Rate Risk. The nature of our business exposes us to market risk arising from changes in interest rates to which our variable-rate debt is linked. As of September 30, 2017, the principal amount of debt outstanding under the variable-rate arrangements of our revolving credit facilities was $675.5 million. In addition, at September 30, 2017, we had balances on our variable-rate term loans of $236.6 million and our variable-rate term loans held by VIE of $3.7 million.  As of September 30, 2017, our total outstanding variable-rate debt was $915.9 million, which represented 57% of our total debt at that date. The average interest rate on our variable-rate debt was 2.9% as of September 30, 2017, based on LIBOR plus a margin based on certain conditions set forth in our debt agreements.

A 1.0% increase or decrease in underlying interest rates for these debt obligations will increase or decrease interest expense by approximately $9.2 million annually assuming debt remains constant at September 30, 2017 levels.

We do not currently participate in hedging in the form of interest rate swaps or other derivative instruments to manage the market risks described above.

ITEM 4:  CONTROLS AND PROCEDURES

Management Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the Exchange Act), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2017 our disclosure controls and procedures were effective with respect to controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and are accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act) that occurred during the quarter ended September 30, 2017, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

CAI International, Inc.
(Registrant)

October 20, 2017	/s/ VICTOR M. GARCIA
Victor M. Garcia
President and Chief Executive Officer
(Principal Executive Officer)

October 20, 2017	/s/ TIMOTHY B. PAGE
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

4.1

Indenture, dated July 6, 2017, between CAL Funding III Limited and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on July 11, 2017.

4.2

Series 2017-1 Supplement, dated July 6, 2017, to Indenture dated July 6, 2017, between CAL Funding III Limited and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed on July 11, 2017).

10.1

Note Purchase Agreement, dated June 29, 2017, among CAL Funding III Limited, Container Applications Limited, CAI International, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, BBVA Securities Inc. and MUFG Securities Americas Inc. (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on July 11, 2017).

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

101

The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (v) Notes to Unaudited Consolidated Financial Statements.