Form 10-Q
period 2018-03-31
CAI International, Inc.
filed 2018-05-01
CIK 1388430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common	April 30, 2018
Common Stock, $.0001 par value per share	20,494,333 shares

 CAI INTERNATIONAL, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business, operations, growth strategy and service development efforts. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words “may,” “might,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (SEC) on February 27, 2018 and our other reports filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our other filings with the SEC.

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

 CAI INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

(UNAUDITED)

	March 31,	December 31,
	2018	2017
Assets
Current assets
Cash	$21,564	$14,735
Cash held by variable interest entities	22,765	20,685
Accounts receivable, net of allowance for doubtful accounts of $1,717 and
$1,440 at March 31, 2018 and December 31, 2017, respectively	67,703	68,324
Current portion of net investment in direct finance leases	35,135	30,063
Prepaid expenses and other current assets	4,057	4,258
Total current assets	151,224	138,065
Restricted cash	21,742	11,789
Rental equipment, net of accumulated depreciation of $529,866 and
$505,546 at March 31, 2018 and December 31, 2017, respectively	2,106,515	2,004,961
Net investment in direct finance leases	249,665	246,450
Goodwill	15,794	15,794
Intangible assets, net of accumulated amortization of $3,951 and
$3,407 at March 31, 2018 and December 31, 2017, respectively	7,179	7,723
Furniture, fixtures and equipment, net of accumulated depreciation of $3,246 and
$3,201 at March 31, 2018 and December 31, 2017, respectively	365	338
Other non-current assets	2,647	3,008
Total assets (1)	$2,555,131	$2,428,128

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$6,845	$7,831
Accrued expenses and other current liabilities	11,245	15,706
Due to container investors	387	1,845
Unearned revenue	7,248	7,811
Current portion of debt	168,928	132,049
Rental equipment payable	133,714	92,415
Total current liabilities	328,367	257,657
Debt	1,567,339	1,570,773
Deferred income tax liability	36,605	35,853
Total liabilities (2)	1,932,311	1,864,283

Stockholders' equity
8.50% Series A fixed-to-floating rate cumulative redeemable perpetual preferred stock: par value $.0001 per share;
authorized 4,000,000 shares; issued and outstanding 1,600,000 and 0 shares at March 31, 2018 and
December 31, 2017, respectively ($40,000 aggregate liquidation preference)	-	-
Common stock: par value $.0001 per share; authorized 84,000,000 shares; issued and outstanding
20,492,519 and 20,390,622 shares at March 31, 2018 and December 31, 2017, respectively	2	2
Additional paid-in capital	213,873	172,325
Accumulated other comprehensive loss	(5,812)	(6,122)
Retained earnings	414,757	397,640
Total stockholders' equity	622,820	563,845
Total liabilities and stockholders' equity	$2,555,131	$2,428,128

(1)

Total assets at March 31, 2018 and December 31, 2017 include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash,  $22,765 and $20,685; Net investment in direct finance leases, $7,052 and $4,423; and Rental equipment, net of accumulated depreciation, $61,920 and $61,842, respectively.

(2)

Total liabilities at March 31, 2018 and December 31, 2017 include the following VIE liabilities for which the VIE creditors do not have recourse to CAI International, Inc.: Current portion of debt, $25,448 and $22,549; Debt, $72,447 and $72,727, respectively.

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
Revenue
Container lease revenue	$64,634	$52,954
Rail lease revenue	9,104	8,053
Logistics revenue	21,636	20,499
Total revenue	95,374	81,506

Operating expenses
Depreciation of rental equipment	28,847	27,972
Storage, handling and other expenses	4,100	6,953
Logistics transportation costs	18,665	17,071
(Gain) loss on sale of used rental equipment	(2,195)	873
Administrative expenses	11,241	10,686
Total operating expenses	60,658	63,555

Operating income	34,716	17,951

Other expenses
Net interest expense	16,899	11,672
Other (income) expense	(35)	314
Total other expenses	16,864	11,986

Income before income taxes	17,852	5,965
Income tax expense	714	693

Net income	17,138	5,272
Preferred stock dividends	21	-
Net income attributable to CAI common stockholders	$17,117	$5,272

Net income per share attributable to CAI common stockholders
Basic	$0.84	$0.28
Diluted	$0.83	$0.27

Weighted average shares outstanding
Basic	20,414	19,010
Diluted	20,672	19,231

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017

Net income	$17,138	$5,272
Other comprehensive income, net of tax:
Foreign currency translation adjustments	310	251
Comprehensive income before preferred stock dividends	17,448	5,523
Dividends declared on preferred stock	(21)	-
Comprehensive income available to CAI common stockholders	$17,427	$5,523

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$17,138	$5,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,879	28,058
Amortization of debt issuance costs	945	747
Amortization of intangible assets	544	669
Stock-based compensation expense	604	461
Unrealized (gain) loss on foreign exchange	(80)	236
(Gain) loss on sale of used rental equipment	(2,195)	873
Deferred income taxes	752	601
Bad debt expense	124	187
Changes in other operating assets and liabilities:
Accounts receivable	671	(2,653)
Prepaid expenses and other assets	(27)	(4,134)
Accounts payable, accrued expenses and other current liabilities	(6,288)	(4,763)
Due to container investors	(1,458)	(621)
Unearned revenue	(362)	(648)
Net cash provided by operating activities	39,247	24,285
Cash flows from investing activities
Purchase of rental equipment	(112,763)	(48,116)
Proceeds from sale of used rental equipment	9,671	19,325
Purchase of furniture, fixtures and equipment	(58)	(44)
Receipt of principal payments from direct financing leases	8,336	4,114
Net cash used in investing activities	(94,814)	(24,721)
Cash flows from financing activities
Proceeds from debt	477,600	85,787
Principal payments on debt	(441,884)	(100,541)
Debt issuance costs	(3,485)	-
Proceeds from issuance of stock	42,076	-
Exercise of stock options	24	327
Net cash provided by (used in) financing activities	74,331	(14,427)
Effect on cash of foreign currency translation	98	997
Net increase (decrease) in cash and restricted cash	18,862	(13,866)
Cash and restricted cash at beginning of the period (1)	47,209	52,326
Cash and restricted cash at end of the period (2)	$66,071	$38,460

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$174	$97
Interest	16,654	11,504
Supplemental disclosure of non-cash investing and financing activity
Transfer of rental equipment to direct finance lease	$15,956	$1,806
Transfer of direct finance lease to rental equipment	-	291
Rental equipment payable	133,714	51,357

(1)	Includes cash of $14,735 and $15,685, cash held by variable interest entities of $20,685 and $30,449, and restricted cash of $11,789 and $6,192 at December 31, 2017 and 2016, respectively.

(2)	Includes cash of $21,564 and $12,141, cash held by variable interest entities of $22,765 and $20,382, and restricted cash of $21,742 and $5,937 at March 31, 2018 and 2017, respectively.

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

The Company’s common stock and 8.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Stock are traded on the New York Stock Exchange under the symbols “CAI” and “CAI-PA,” respectively. The Company’s corporate headquarters are located in San Francisco, California.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the financial statements of CAI International, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2018 and December 31, 2017, the Company’s results of operations for the three months ended March 31, 2018 and 2017, and the Company’s cash flows for the three months ended March 31, 2018 and 2017. The results of operations and cash flows for the periods presented are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2018 or in any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 27, 2018.

(2)  Accounting Policies and Recent Accounting Pronouncements

(a)  Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which supersedes previous revenue recognition guidance. Leasing revenue recognition is specifically excluded, and therefore, the new standard is only applicable to logistics services agreements, management services agreements, and the sale of used rental equipment. The new standard defines a five-step process to achieve the core principle of ASU 2014-09, which is to recognize revenue when promised goods or services are transferred to customers in amounts that reflect the consideration the Company expects to receive in exchange for those goods or services. The Company adopted ASU 2014-09 effective January 1, 2018, which did not have a material impact on the Company’s consolidated financial statements and related disclosures. See note 2(b) for further details.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of contingent consideration arising from a business combination and insurance settlement proceeds. The Company adopted ASU 2016-15 effective January 1, 2018, which did not result in any changes to the presentation of amounts shown on the Company’s consolidated statements of cash flows to all periods presented.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), that requires the inclusion of restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted ASU 2016-18 effective January 1, 2018, which resulted in the inclusion of the Company’s restricted cash balances along with cash in the Company’s consolidated statements of cash flows and separate line items showing changes in restricted cash balances were eliminated from the Company’s consolidated statements of cash flows. ASU 2016-18 was applied retrospectively to all periods presented.

Except as described above, there were no changes to the Company’s accounting policies during the three months ended March 31, 2018. See Note 2 to the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 27, 2018, for a description of the Company’s significant accounting policies.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(b)  Revenue Recognition

The Company provides a range of services to its customers incorporating the rental, sale and management of equipment and the provision of logistics services. Revenue for all forms of service is recognized when earned following the guidelines under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606, Revenue Recognition and FASB ASC Topic 840, Leases. Revenue is reported net of any related sales tax.

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

Also included in lease revenue is revenue from management fees earned under equipment management agreements. Management fees are generally calculated as a percentage of the monthly net operating income for an investor’s portfolio and recognized as revenue in the month of service.

Logistics Revenue

The Company’s logistics business derives its revenue from three principal sources: (1) truck brokerage services, (2) intermodal transportation services, and (3) international ocean freight and freight forwarding services. For truck brokerage services, which typically involve a short transit time, revenue is recognized when delivery has been completed due to the lack of reliable information to reasonably measure progress toward complete satisfaction of the performance obligation.  For intermodal transportation services, which can take a longer time to complete, revenue is recognized over time by measuring progress toward complete satisfaction of the performance obligation, utilizing input methods. For any such services completed as of the end of a reporting period, a percentage of completion method based on costs incurred to date is used to allocate the appropriate revenue to each separate reporting period. The Company provides international freight forwarding services as an indirect carrier, sometimes referred to as a Non-Vessel Operating Common Carrier (NVOCC). Due to the lack of reliable information to reasonably measure progress toward complete satisfaction of the performance obligation, revenue for these shipments is recognized at the time the freight departs the terminal of origin, which is when the customer is billed and the Company has no further obligation to the customer.

The Company reports logistics revenue on a gross basis as it is primarily responsible for fulfilling the promise to provide the specified service desired by the customer and has discretion in establishing the price for the specified service.

Unearned Revenue

The Company records unearned revenue when cash payments are received in advance of the Company satisfying its performance obligations.

Payment terms vary by customer and type of service. The term between invoicing and when payment is due is not significant. For certain customers or services, the Company may require payment before the services are delivered to the customer.

Practical Expedients

The Company expenses sales commissions when incurred because the amortization would have been one year or less. These costs are recorded within administrative expenses.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts with variable consideration for a distinct good or service that forms part of a single performance obligation.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3)  Consolidation of Variable Interest Entities

The Company regularly performs a review of its container fund arrangements with investors to determine whether or not it has a variable interest in the fund and if the fund is a variable interest entity (VIE). If it is determined that the Company does not have a variable interest in the fund, further analysis is not required and the Company does not consolidate the fund. If it is determined that the Company does have a variable interest in the fund and the fund is a VIE, a  further analysis is performed to determine if the Company is a primary beneficiary of the VIE and meets both of the following criteria under FASB ASC Topic 810,  Consolidation:

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

Managed Container Funds

The fees earned by the Company for arranging, managing and establishing container funds are commensurate with the level of effort required to provide those services, and are at or above the same level of seniority as other operating liabilities of the funds that are incurred in the normal course of business. As such, the Company does not have a variable interest in the managed containers funds, and does not consolidate those funds. The Company recognizes gain on sale of containers to the unconsolidated funds as sales in the ordinary course of business. No container portfolios were sold to the funds during the three months ended March 31, 2018 and 2017.

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

The terms of the transactions with container funds under financing arrangements include options for the Company to purchase the containers from the funds at a fixed price. As a result of the residual interest resulting from the fixed price call option, the Company concluded that it may absorb a significant amount of the variability associated with the funds’ anticipated economic performance and, as a result, the Company has a variable interest in the funds. The funds are considered VIEs under FASB ASC Topic 810, Consolidation, because, as lessee of the funds, the Company has the power to direct the activities that most significantly impact each entity’s economic performance, including the leasing and managing of containers owned by the funds. As the Company has the power to direct the activities that most significantly impact the economic performance of the VIEs and the variable interest provides the Company with the right to receive benefits from the entity that could potentially be significant to the funds, the Company determined that it is the primary beneficiary of these VIEs and included the VIEs’ assets and liabilities as of March 31, 2018, and December 31, 2017, and the results of the VIEs’ operations and cash flows for the three months ended March 31, 2018 and 2017, in the Company’s consolidated financial statements.

The containers that were transferred to the Japanese investor funds had a net book value of $73.8 million as of March 31, 2018. The container equipment, together with $22.8 million of cash held by the investor funds that can only be used to settle the liabilities of the VIEs, has been included on the Company’s consolidated balance sheets with the related liability presented in the debt section of the Company’s consolidated balance sheets as collateralized financing obligations of $95.1 million and term loans held by VIE of $2.8 million. No gain or loss was recognized by the Company on the initial consolidation of the VIEs. Containers sold to the Japanese investor funds during the three months ended March 31, 2018, had a net book value of $7.9 million.  No containers were sold to Japanese investor funds during the three months ended March 31, 2017.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4)  Rental Equipment

The following table provides a summary of the Company’s rental equipment (in thousands):

	March 31,	December 31,
	2018	2017
Dry containers	$1,627,517	$1,533,063
Refrigerated containers	345,037	345,744
Other specialized equipment	180,176	160,529
Railcars	483,651	471,171
	2,636,381	2,510,507
Accumulated depreciation	(529,866)	(505,546)
Rental equipment, net of accumulated depreciation	$2,106,515	$2,004,961

(5)  Net Investment in Direct Finance Leases

The following table represents the components of the Company’s net investment in direct finance leases (in thousands):

	March 31,	December 31,
	2018	2017
Gross finance lease receivables (1)	$418,453	$412,489
Unearned income (2)	(133,653)	(135,976)
Net investment in direct finance leases	$284,800	$276,513

(1)

At the inception of the lease, the Company records the total minimum lease payments, executory costs, if any, and unguaranteed residual value as gross finance lease receivables. The gross finance lease receivables are reduced as customer payments are received. There was $34.8 million and $34.4 million unguaranteed residual value at March 31, 2018 and December 31, 2017, respectively, included in gross finance lease receivables. There were no executory costs included in gross finance lease receivables as of March 31, 2018 and December 31, 2017.

(2)

The difference between the gross finance lease receivables and the cost of the equipment or carrying amount at the lease inception is recorded as unearned income. Unearned income, together with initial direct costs, are amortized to income over the lease term so as to produce a constant periodic rate of return. There were no unamortized initial direct costs as of March 31, 2018 and December 31, 2017.

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

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Based on the above categories, the Company's gross finance lease receivables were as follows (in thousands):

	March 31,	December 31,
	2018	2017
Tier 1	$372,524	$366,629
Tier 2	45,929	45,860
Tier 3	-	-
	$418,453	$412,489

Contractual maturities of the Company's gross finance lease receivables subsequent to March 31, 2018 for the years ending March 31 are as follows (in thousands):

2019	$58,458
2020	66,212
2021	41,504
2022	39,931
2023	32,138
2024 and thereafter	180,210
$418,453

(6)  Intangible Assets

The Company amortizes intangible assets on a straight line-basis over their estimated useful lives as follows:

Trademarks and tradenames	2-3 years
Customer relationships	5-8 years

The Company’s intangible assets as of March 31, 2018 and December 31, 2017 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2018
Trademarks and tradenames	$1,786	$(1,552)	$234
Customer relationships	9,344	(2,399)	6,945
	$11,130	$(3,951)	$7,179
December 31, 2017
Trademarks and tradenames	$1,786	$(1,411)	$375
Customer relationships	9,344	(1,996)	7,348
	$11,130	$(3,407)	$7,723

Amortization expense recorded for the three months ended March 31, 2018 and 2017 was $0.5 million and $0.7 million, respectively, and was included in administrative expenses in the consolidated statements of income.

As of March 31, 2018, estimated future amortization expenses are as follows (in thousands):

2019	$1,843
2020	1,609
2021	1,609
2022	1,234
2023	474
2024 and thereafter	410
$7,179

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7)  Debt

Details of the Company’s debt as of March 31, 2018 and December 31, 2017 were as follows (dollars in thousands):

	March 31, 2018			December 31, 2017
	Outstanding		Average	Outstanding		Average
	Current	Long-term	Interest	Current	Long-term	Interest	Maturity

Revolving credit facility	$-	$215,000	3.6%	$-	$528,000	3.2%	March 2020
Revolving credit facility - Rail	-	297,000	3.5%	-	272,000	3.2%	October 2020
Revolving credit facility - Euro	-	15,163	2.0%	-	14,736	2.0%	September 2020
Term loan	21,450	-	3.8%	21,900	-	3.4%	April 2018
Term loan	9,000	109,500	3.4%	9,000	111,750	3.1%	October 2019
Term loan	7,000	80,750	3.6%	7,000	82,500	3.3%	June 2021
Term loan	1,209	16,218	3.4%	1,198	16,524	3.4%	December 2020
Term loan	2,831	42,842	3.6%	2,805	43,560	3.6%	August 2021
Senior secured notes	6,110	55,830	4.9%	6,110	58,885	4.9%	September 2022
Asset-backed notes	100,197	672,760	3.7%	65,307	377,984	3.5%	June 2042
Collateralized financing obligations	25,448	69,619	1.1%	22,549	69,441	1.2%	March 2021
Term loans held by VIE	-	2,828	2.9%	-	3,286	2.7%	June 2019
	173,245	1,577,510		135,869	1,578,666
Debt issuance costs	(4,317)	(10,171)		(3,820)	(7,893)
Total Debt	$168,928	$1,567,339		$132,049	$1,570,773

The Company maintains its revolving credit facilities to finance the acquisition of rental equipment and for general working capital purposes. As of March 31, 2018, the Company had $963.5 million in total availability under its revolving credit facilities (net of $0.1 million in letters of credit) subject to the Company’s ability to meet the collateral requirements under the agreements governing the facilities. Based on the borrowing base and collateral requirements at March 31, 2018, the borrowing availability under the Company’s revolving credit facilities was $136.7 million, assuming no additional contributions of assets.

On February 28, 2018, CAL Funding III Limited (CAL Funding III), a wholly-owned indirect subsidiary of CAI, issued $332.0 million of 4.0% Class A fixed rate asset-backed notes and $16.9 million of 4.8% Class B fixed rate asset-backed notes (collectively, the Series 2018-01 Asset-Backed Notes). Principal and interest on the Series 2018-01 Asset-Backed Notes is payable monthly commencing on March 26, 2018, with the Series 2018-01 Asset-Backed Notes maturing in February 2028. The proceeds were used for general corporate purposes, including repayment of debt by the Company.

On April 19, 2018, the Company entered into a $30.0 million five-year term loan agreement with a bank. The loan is payable in 19 quarterly installments of $0.5 million starting July 31, 2018 and a final payment of $21.5 million on April 30, 2023. The loan bears interest at a variable rate based on LIBOR.

The agreements relating to all of the Company’s debt contain various financial and other covenants. As of March 31, 2018, the Company was in compliance with all of its debt covenants.

For further information on the Company’s debt instruments, see Note 10 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 27, 2018.

(8)  Stock–Based Compensation Plan

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

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the Company’s stock option activities for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018		2017
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Options outstanding at January 1	859,560	$16.44	1,428,255	$16.31
Options granted	-	$-	190,500	$15.89
Options exercised	(1,893)	$12.64	(60,875)	$8.44
Options outstanding at March 31	857,667	$16.45	1,557,880	$16.57
Options exercisable	521,021	$17.56	1,009,555	$18.21
Weighted average remaining term	6.1 years		4.5 years

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2018 and 2017 was less than $0.1 million and $0.4 million, respectively. The aggregate intrinsic value of all options outstanding as of March 31, 2018 was $4.6 million based on the closing price of the Company’s common stock of $21.26 per share on March 29, 2018, the last trading day of the quarter.

The Company recognized stock-based compensation expense relating to stock options of $0.4 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, the remaining unamortized stock-based compensation cost relating to stock options granted to the Company’s employees and independent directors was approximately $2.1 million, which is to be recognized over the remaining weighted average vesting period of approximately 2.3 years.

The fair value of stock options granted to the Company’s employees and independent directors was estimated using the Black-Scholes-Merton pricing model using the following weighted average assumptions:

	Three Months Ended March 31,
	2018	2017
Stock price	$-	$15.89
Exercise price	$-	$15.89

Expected term (years)	-	6.25
Expected volatility (%)	-	56.40
Risk-free interest rate (%)	-	2.14
Dividend yield (%)	-	-

The expected option term is calculated using the simplified method in accordance with SEC guidance. The expected volatility was derived from the average volatility of the Company’s stock over a period approximating the expected term of the options. The risk-free rate is based on the daily U.S. Treasury yield curve with a term approximating the expected term of the options. No forfeiture rate was estimated on all options granted during the three months ended March 31, 2017, as the Company accounts for forfeitures as they occur.

Restricted Stock and Performance Stock

The Company grants restricted stock from time to time to certain employees and non-employee directors pursuant to the Plan. The Company recognizes the compensation cost associated with restricted stock over a specified award vesting period based on the closing price of the Company’s stock on the date of grant.

The Company grants performance stock to selected executives and other key employees. The performance stock vests at the end of a 3-year performance cycle if certain financial performance targets are met. The Company recognizes compensation cost associated with the performance stock ratably over the 3-year term based on the likelihood of performance targets being met. Compensation cost is based on the closing price of the Company’s stock on the date of grant.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the activity of restricted stock and performance stock under the Plan:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2017	78,542	$14.92
Granted	113,747	$21.95
Vested	(8,065)	$15.89
Outstanding at March 31, 2018	184,224	$19.22

The Company recognized $0.2 million and $0.1  million of stock-based compensation expense relating to restricted stock and performance stock awards for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, unamortized stock-based compensation expense relating to restricted stock and performance stock was $3.2 million, which will be recognized over the remaining average vesting period of 3.2 years.

Stock-based compensation expense is recorded as a component of administrative expenses in the Company’s consolidated statements of income with a corresponding credit to additional paid-in capital in the Company’s consolidated balance sheets.

(9)  Income Taxes

The consolidated income tax expense for the three months ended March 31, 2018 and 2017, was determined based upon estimates of the Company’s consolidated annual effective income tax rate for the years ending December 31, 2018 and 2017, respectively. The difference between the consolidated annual effective income tax rate and the U.S. federal statutory rate is primarily attributable to foreign income taxes, state income taxes and the effect of certain permanent differences.

The Company’s estimated effective tax rate was 4.0% at March 31, 2018, compared to 11.6% at March 31, 2017. The lower estimated effective tax rate at March 31, 2018 was due to an increase in the proportion of pretax income generated in lower tax jurisdictions.

The Company accounts for uncertain tax positions based on an evaluation as to whether it is more likely than not that a position will be sustained on audit, including resolution of any related appeals or litigation processes. This evaluation is based on all available evidence and assumes that the appropriate tax authorities have full knowledge of all relevant information concerning the tax position. Once it has been determined that a tax position is more likely than not to be sustained on its technical merits, the tax benefit recognized is based on the largest amount that is greater than 50% likely of being realized upon ultimate settlement. As of March 31, 2018, the Company had unrecognized tax benefits of $0.2 million, which if recognized, would reduce the Company’s effective tax rate. Total accrued interest relating to unrecognized tax benefits was less than $0.1 million as of March 31, 2018. The Company does not believe the total amount of unrecognized tax benefits as of March 31, 2018 will change for the remainder of 2018.

The Company was notified on May 1, 2017 that its 2015 federal income tax return was selected for examination. The examination is focusing on railcar depreciation expense.

(10)  Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s asset-backed notes of $773.0 million and collateralized financing obligations of $95.1 million as of March 31, 2018 were estimated to have a fair value of approximately $767.2 million and $96.6 million, respectively, based on the fair value of estimated future payments calculated using prevailing interest rates. The fair value of these financial instruments would be categorized as Level 2 in the fair value hierarchy. Management believes that the balances of the Company’s revolving credit facilities of $527.2 million, variable-rate term loans of $227.7 million, fixed-rate term loans of $63.1 million, senior secured notes of $61.9 million, term loans held by VIE of $2.8 million and net investment in direct finance leases of $284.8 approximate their fair values as of March 31, 2018. The fair value of these financial instruments would be categorized as Level 2 in the fair value hierarchy.

(11)  Commitments and Contingencies

In addition to its debt obligations described in Note 7 above, the Company had commitments to purchase approximately $12.5 million of containers and $70.4 million of railcars as of March 31, 2018, all in the twelve months ending March 31, 2019. The Company also utilizes certain office facilities and equipment under long-term non-cancellable operating lease agreements with total future minimum lease payments of approximately $4.8 million as of March 31, 2018.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(12)  Stockholders’ Equity

At-the-Market (“ATM”) Offering Program

In October 2017, the Company commenced an ATM offering program, which allows the Company to issue and sell up to 2.0 million shares of its common stock. During the three months ended March 31, 2018, the Company issued 100,000 shares of common stock under the ATM offering program for gross proceeds of $2.9 million. The Company paid commissions to the sales agent of $0.1 million and incurred offering related expenses of $0.1 million. Net proceeds of $2.7 million were used for general corporate purposes. The Company has remaining capacity to issue up to approximately 1.0 million of additional shares of common stock under the ATM offering program.

Series A Preferred Stock Offering

On March 29, 2018, the Company completed an underwritten public offering of 1,600,000 shares of its 8.5% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock, par value $0.0001 per share and liquidation preference $25.00 per share (Series A Preferred Stock), resulting in net proceeds to the Company of approximately $38.3 million, after deducting the underwriting discount and other offering expenses. Dividends on the Series A Preferred Stock accrue daily and are cumulative from and including the date of original issuance and are payable quarterly in arrears on the 15th day of each April, July, October and January. Dividends accrue at the Fixed Dividend Rate (as defined in the certificate of designations for the Series A Preferred Stock (Certificate of Designations) at an annual rate of 8.5% of the $25.00 liquidation preference per annum from, and including, the date of original issuance to, but not including, April 15, 2023. On and after April 15, 2023, dividends on the Series A Preferred Stock shall accrue at an annual rate equal to the sum of (a)  Three-Month LIBOR (as defined in the Certificate of Designations) as calculated on each applicable date and (b) 5.82% of the $25.00 liquidation preference per share of Series A Preferred Stock.  The Series A Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding up.

The Series A Preferred Stock becomes redeemable by the Company beginning April 25, 2023 for cash at a redemption price of $25.00 per share of Series A Preferred Stock, plus accrued but unpaid dividends thereon to, but not including, the date fixed for redemption. In addition, upon the occurrence of a Change of Control (as defined in the Certificate of Designations), subject to certain restrictions, the Company may, at its option, upon not less than thirty (30) days’ nor more than sixty (60) days’ written notice, redeem the Series A Preferred Stock, in whole or in part, within one hundred twenty (120) days after the first date on which such Change of Control occurred, for cash at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends thereon to, but not including, the date fixed for redemption. There is no mandatory redemption of the Series A Preferred Stock or redemption at the option of the holders. Holders of the Series A Preferred Stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends on the Series A Preferred Stock for six or more quarterly periods (whether or not consecutive) or the Company fails to maintain the listing of the Series A Preferred Stock on a National Exchange (as defined in the Certificate of Designations) for a period of 180 consecutive days.

On April 6, 2018, the Company sold an additional 170,900 shares of Series A Preferred Stock upon the partial exercise by the underwriters of their option to purchase additional Series A Preferred Stock, resulting in net proceeds to the Company of approximately $4.1 million, after deducting the underwriting discount.

(13)  Segment and Geographic Information

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

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables show condensed segment information for the three months ended March 31, 2018 and 2017, reconciled to the Company’s income before income taxes as shown in its consolidated statements of income for such periods (in thousands):

	Three Months Ended March 31, 2018
	Container Leasing	Rail Leasing	Logistics	Total
Total revenue	$64,634	$9,104	$21,636	$95,374
Total operating expenses	31,349	6,906	22,403	60,658
Operating income (loss)	33,285	2,198	(767)	34,716
Total other expenses (income)	13,322	3,545	(3)	16,864
Income (loss) before income taxes	$19,963	$(1,347)	$(764)	$17,852
Goodwill	$-	$-	$15,794	$15,794
Total assets	$2,056,550	$458,412	$40,169	$2,555,131
Purchase of rental equipment (1)	$77,116	$35,647	$-	$112,763

	Three Months Ended March 31, 2017
	Container Leasing	Rail Leasing	Logistics	Total
Total revenue	$52,954	$8,053	$20,499	$81,506
Total operating expenses	37,284	5,129	21,142	63,555
Operating income (loss)	15,670	2,924	(643)	17,951
Total other expenses	9,414	2,571	1	11,986
Income (loss) before income taxes	$6,256	$353	$(644)	$5,965
Goodwill	$-	$-	$15,794	$15,794
Total assets	$1,643,211	$385,958	$39,141	$2,068,310
Purchase of rental equipment (1)	$37,494	$10,622	$-	$48,116

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

The Company’s railcars, with a net book value of $449.7 million as of March 31, 2018, are used primarily to transport cargo within North America.

The following table represents the geographic allocation of revenue for the periods indicated based on customers’ primary domicile (in thousands):

	Three Months Ended March 31,
	2018	2017
United States	$32,572	$30,510
Switzerland	11,104	5,492
France	8,917	8,424
Korea	6,407	3,768
Singapore	5,316	4,312
Other Asia	16,034	15,779
Other Europe	12,483	9,813
Other International	2,541	3,408
Total revenue	$95,374	$81,506

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The following table sets forth the reconciliation of basic and diluted net income per share for the three months ended March 31, 2018 and 2017 (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Numerator
Net income attributable to CAI common stockholders	$17,117	$5,272
Denominator
Weighted-average shares used in per share computation - basic	20,414	19,010
Effect of dilutive securities:
Stock options and restricted stock	258	221
Weighted-average shares used in per share computation - diluted	20,672	19,231

Net income per share attributable to CAI common stockholders:
Basic	$0.84	$0.28
Diluted	$0.83	$0.27

The calculation of diluted earnings per share for the three months ended March 31, 2018 and 2017, excluded from the denominator 160,528 and 1,066,787 shares, respectively, of common stock options because their effect would have been anti-dilutive.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 27, 2018.  In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those contained in or implied by any forward-looking statements.  The financial information included in this discussion and in our consolidated financial statements may not be indicative of our consolidated financial position, operating results, changes in equity and cash flows in the future. See “Special Note Regarding Forward-Looking Statements” included earlier in this report.

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

The following tables show the composition of our fleet as of March 31, 2018 and 2017, and our average utilization for the three months ended March 31, 2018 and 2017:

	As of March 31,
	2018	2017
Owned container fleet in TEUs	1,203,210	933,241
Managed container fleet in TEUs	79,152	155,362
Total container fleet in TEUs	1,282,362	1,088,603

Owned container fleet in CEUs	1,262,923	1,024,176
Managed container fleet in CEUs	72,109	139,873
Total container fleet in CEUs	1,335,032	1,164,049

Owned railcar fleet in units	7,358	6,546

	Three Months Ended March 31,
	2018	2017
Average container fleet utilization in CEUs	99.2%	95.4%
Average owned container fleet utilization in CEUs	99.2%	95.7%
Average railcar fleet utilization	88.2%	92.7%

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

Utilization of containers is computed by dividing the average total units on lease during the period in CEUs, by the average total CEUs in our container fleet during the period. Utilization of railcars is computed by dividing the average number of railcars on lease during the period by the average total number of railcars in our fleet during the period. In both cases, the total fleet excludes new units not yet leased and off-hire units designated for sale. If new units not yet leased are included in the total fleet, utilization would be 97.7% for the total container fleet, 97.6% for the owned container fleet,  and 75.2% for the railcar fleet, for the three months ended March 31, 2018.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The following table summarizes our operating results for the three months ended March 31, 2018 and 2017  (dollars in thousands):

	Three Months Ended March 31,		Increase/(Decrease)
	2018	2017	Amount	Percent
Total revenue	$95,374	$81,506	$13,868	17%
Operating expenses	60,658	63,555	(2,897)	(5)
Total other expenses	16,864	11,986	4,878	41
Net income attributable to CAI common stockholders	17,117	5,272	11,845	225

Total revenue for the three months ended March 31, 2018 increased $13.9 million, or 17%, compared to the three months ended March 31, 2017, due to an  $11.7 million, or 22%, increase in container lease revenue,  a  $1.1 million, or 13%, increase in rail lease revenue and a  $1.1 million, or 6%, increase in logistics revenue. Operating expenses for the three months ended March 31, 2018 decreased $2.9 million, or 5%, compared to the three months ended March 31, 2017, as a result of a $2.9 million, or 41%, decrease in storage, handling and other expenses and a $3.1 million, or 351%, increase in gain on sale of used rental equipment, partially offset by a $1.6 million, or 9%, increase in logistics transportation costs, a  $0.9 million, or 3%, increase in depreciation expense, and a $0.6 million, or 5%, increase in administrative expenses.  Total other expenses for the three months ended March 31, 2018 increased $4.9 million, or 41%, compared with the three months ended March 31, 2017, primarily due to a $5.2 million, or 45%, increase in net interest expense. The increase in revenue and decrease in operating expenses, offset by the increase in total other expenses, resulted in an  $11.8 million, or 225%, increase in net income attributable to CAI common stockholders for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Container lease revenue

	Three Months Ended March 31,		Increase
($ in thousand)	2018	2017	Amount	Percent
Container lease revenue	$64,634	$52,954	$11,680	22%

The increase in container lease revenue for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was mainly attributable to a $12.3 million increase in rental revenue, primarily due to a 27% increase in the average number of CEUs of on-lease owned containers, partially offset by a $1.1 million decrease in handling and repair related revenues as a result of a 4% increase in utilization, and $2.2 million of container lease revenue from insurance proceeds recognized during the three months ended March 31, 2017. In addition to the net increase in rental revenue, there was an increase of $4.1 million in finance lease income as a result of an increase in our investment in direct finance leases between the two periods.

Rail lease revenue

	Three Months Ended March 31,		Increase
($ in thousand)	2018	2017	Amount	Percent
Rail lease revenue	$9,104	$8,053	$1,051	13%

Rail lease revenue increased for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily as a result of a 2% increase in the average size of our on-lease railcar fleet during the last twelve months and a $1.4 million increase in repair fee revenue, partially offset by a decrease in the average lease revenue per railcar between the two periods.

Gross margin

	Three Months Ended March 31,		Increase/(Decrease)
($ in thousand)	2018	2017	Amount	Percent
Logistics revenue	$21,636	$20,499	$1,137	6%
Logistics transportation costs	18,665	17,071	1,594	9%
Logistics gross margin	$2,971	$3,428	$(457)	(13)%

Although load numbers and revenue were higher for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, transportation costs per load increased, which resulted in a reduction in gross margin.

Depreciation of rental equipment

	Three Months Ended March 31,		Increase/(Decrease)
($ in thousand)	2018	2017	Amount	Percent
Container leasing	$25,178	$25,259	$(81)	(0)%
Rail leasing	3,669	2,713	956	35%
	$28,847	$27,972	$875	3%

Container leasing

Depreciation expense of $25.2 million for the three months ended March 31, 2018 remained relatively consistent with depreciation expense of $25.3 million for the three months ended March 31, 2017. While there was an increase in depreciation expense attributable to a 20% increase in the average size of our owned fleet, the increase was offset by a $1.3 million write-off of rental equipment on lease in connection with Hanjin’s bankruptcy, which was recognized during the three months ended March 31, 2017.

Rail leasing

The increase in depreciation expense for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily attributable to an 11% increase in the average size of the railcar fleet and an impairment charge of $0.6 million related to off-lease railcars designated for scrap recognized during the three months ended March 31, 2018.

Storage, handling and other expenses

	Three Months Ended March 31,		Increase/(Decrease)
($ in thousand)	2018	2017	Amount	Percent
Container leasing	$2,305	$5,751	$(3,446)	(60)%
Rail leasing	1,772	1,170	602	51%
Logistics	23	32	(9)	(28)%
	$4,100	$6,953	$(2,853)	(41)%

Container leasing

The decrease in storage, handling and other expenses for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily attributable to a $2.5 million decrease in storage and handling expenses, as well as a $1.0 million decrease in repair and positioning fees, all due to a decrease in the average size of the off-lease fleet and a 4% increase in average utilization between the two periods.

Rail leasing

The increase in storage, handling and other expenses for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily attributable to a $0.3 million increase in storage and handling expenses as the size of the railcar fleet increased and utilization decreased by 5%, between the two periods, as well as a $0.3 million increase in repair related costs.

Gain on sale of used rental equipment

	Three Months Ended March 31,		Increase/(Decrease)
($ in thousand)	2018	2017	Amount	Percent
Container leasing	$(2,235)	$929	$(3,164)	(341)%
Rail leasing	40	(56)	96	(171)%
	$(2,195)	$873	$(3,068)	(351)%

Container leasing

While we sold approximately 60%  fewer used containers during the three months ended March 31, 2018 compared to the three months ended March 31, 2017,  there was an increase of 58% in the average sales price per unit,  which reflected the recovery in new equipment prices in the last twelve months as well as a limited supply of used equipment, and resulted in an increase in gain on sale of used rental equipment.

Administrative expenses

	Three Months Ended March 31,		Increase/(Decrease)
($ in thousand)	2018	2017	Amount	Percent
Container leasing	$6,101	$5,558	$543	10%
Rail leasing	1,425	1,302	123	9%
Logistics	3,715	3,826	(111)	(3)%
	$11,241	$10,686	$555	5%

Container leasing

The slight increase in administrative expenses for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily attributable to a $0.2 million increase in payroll-related costs and a $0.2 million increase in rent expense between the two periods.

Rail leasing

Administrative expenses of $1.4 million for the three months ended March 31, 2018 remained relatively consistent with administrative expenses of $1.3 million for the three months March 31, 2017.

Logistics

Administrative expenses of $3.7 million for the three months ended March 31, 2018 remained relatively consistent with administrative expenses of $3.8 million for the three months ended March 31, 2017.

Other expenses

	Three Months Ended March 31,		Increase/(Decrease)
($ in thousand)	2018	2017	Amount	Percent
Net interest expense	$16,899	$11,672	$5,227	45%
Other (income) expense	(35)	314	(349)	(111)%
	$16,864	$11,986	$4,878	41%

Net interest expense

The increase in net interest expense for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was due primarily to an increase in the average loan principal balance between the two periods, as we continue to increase borrowings to finance the acquisition of additional rental equipment, as well as an  increase in the average interest rate on our outstanding debt,  caused by an increase in LIBOR, from approximately 2.9% to 3.5%.

Other (income) expense

Other income, representing a gain on foreign exchange of less than $0.1 million for the three months ended March 31, 2018, increased from a loss of $0.3 million for the three months ended March 31, 2017, primarily as a result of movements in the U.S. dollar exchange rate against the Euro.

Income tax expense

	Three Months Ended March 31,		Increase
($ in thousand)	2018	2017	Amount	Percent
Income tax expense	$714	$693	$21	3%

Income tax expense of $0.7 million for the three months ended March 31, 2018 remained consistent with the three months ended March 31, 2017. The estimated effective tax rate at March 31, 2018 was 4.0%, compared to 11.6% for the three months ended March 31, 2017.  The lower estimated effective tax rate at March 31, 2018 was due to an increase in the proportion of pretax income generated in lower tax jurisdictions.

Liquidity and Capital Resources

As of March 31, 2018, we had cash and cash equivalents of $44.3 million, including $22.8 million of cash held by variable interest entities (VIEs).  Our principal sources of liquidity are cash in-flows provided by operating activities,  proceeds from the sale of rental equipment, borrowings from financial institutions, and equity and debt offerings.  Our cash in-flows are used to finance capital expenditures and meet debt service requirements.

As of March 31, 2018,  our outstanding indebtedness and current maximum borrowing level was as follows (in thousands):

	Current	Current
	Amount	Maximum
	Outstanding	Borrowing Level
Revolving credit facilities	$527,163	$1,490,819
Term loans	290,800	290,800
Senior secured notes	61,940	61,940
Asset-backed notes	772,957	772,957
Collateralized financing obligations	95,067	95,067
Term loans held by VIE	2,828	2,828
	1,750,755	2,714,411
Debt issuance costs	(14,488)	-
Total	$1,736,267	$2,714,411

As of March 31, 2018, we had $963.5 million in availability under our revolving credit facilities (net of $0.1 million in letters of credit) subject to our ability to meet the collateral requirements under the agreements governing the facilities. Based on the borrowing base and collateral requirements at March 31, 2018, the borrowing availability under our revolving credit facilities was $136.7 million, assuming no additional contributions of assets.

On February 28, 2018, CAL Funding III Limited (CAL Funding III), a wholly-owned indirect subsidiary of CAI, issued $332.0 million of 4.0% Class A fixed rate asset-backed notes and $16.9 million of 4.8% Class B fixed rate asset-backed notes (collectively, the Series 2018-01 Asset-Backed Notes). Principal and interest on the Series 2018-01 Asset-Backed Notes is payable monthly commencing on March 26, 2018, with the Series 2018-01 Asset-Backed Notes maturing in February 2028. The proceeds were used for general corporate purposes, including repayment of outstanding debt.

For further information on our debt instruments, see Note 7 to the consolidated financial statements in this Quarterly Report on Form 10-Q and Note 10 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 27, 2018.

Assuming that our lenders remain solvent, we currently believe that cash provided by operating activities and existing cash, proceeds from the sale of rental equipment, and borrowing availability under our debt facilities are sufficient to meet our liquidity needs for at least the next twelve months. We will continue to monitor our liquidity and the credit markets.

In addition to customary events of default, the agreements governing our indebtedness contain restrictive covenants, including limitations on certain liens, indebtedness and investments.  In addition, the agreements governing our indebtedness contain various restrictive financial and other covenants.  The financial covenants in the agreements governing our indebtedness require us to maintain: (1) in the case of our debt facilities, a consolidated funded debt to consolidated tangible net worth ratio of no more than 3.75:1.00, and in the case of our asset-backed notes, of no more than 4.50:1.00; and (2) in the case of our debt facilities, a fixed charge coverage ratio of at least 1.20:1.00, and in the case of our asset-backed notes, of at least 1.10:1.00. As of March 31, 2018, we were in compliance with all of the applicable debt covenants.

Cash Flows

The following table sets forth certain cash flow information for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income	$17,138	$5,272
Net income adjusted for non-cash items	46,711	37,104
Changes in working capital	(7,464)	(12,819)
Net cash provided by operating activities	39,247	24,285
Net cash used in investing activities	(94,814)	(24,721)
Net cash provided by (used in) financing activities	74,331	(14,427)
Effect on cash of foreign currency translation	98	997
Net increase (decrease) in cash and restricted cash	18,862	(13,866)
Cash and restricted cash at beginning of period	47,209	52,326
Cash and restricted cash at end of period	$66,071	$38,460

Operating Activities Cash Flows

Net cash provided by operating activities was $39.2 million for the three months ended March 31, 2018, an increase of $15.0 million compared to $24.3 million for the three months ended March 31, 2017. The increase was due to a $9.6 million increase in net income as adjusted for depreciation, amortization and other non-cash items,  and a  $5.4 million increase in our net working capital adjustments. The increase in net income as adjusted for non-cash items was primarily due to an increase of $11.9 million in net income and an increase of $0.8 million in depreciation expense, partially offset by a  $3.1 million increase in the gain on sale of used rental equipment. Net working capital used in operating activities of $7.5 million in the three months ended March 31, 2018, was due to a $6.3 million decrease in accounts payable, accrued expenses and other liabilities, primarily caused by the timing of payments, a  $1.5 million decrease in due to container investors due to the decrease in our managed fleet, and a $0.4 million decrease in unearned revenue, partially offset by a $0.7 million decrease in accounts receivable, primarily caused by the timing of cash receipts. Net working capital used in operating activities of  $12.8 million in the three months ended March 31, 2017, was due to a $2.7 million increase in accounts receivable, primarily a result of the logistics acquisitions and timing of cash receipts,  a $4.1 million increase in prepaid expenses and other assets, primarily due to an increase in the insurance receivable related to the Hanjin bankruptcy, a $4.8 million decrease in accounts payable, accrued expenses and other liabilities, primarily caused by the timing of payments, a $0.6 million decrease in due to container investors as a result of the decreasing managed fleet, and  a  $0.6 million decrease in unearned revenue.

Investing Activities Cash Flows

Net cash used in investing activities was $94.8 million for the three months ended March 31, 2018, an increase of $70.1 million compared to $24.7 million for the three months ended March 31, 2017. The increase in cash usage was primarily attributable to a $64.6 million increase in the purchase of rental equipment and a $9.7 million decrease in proceeds from the sale of used containers, partially offset by a $4.2 million increase in receipt of principal payments from direct financing leases.

Financing Activities Cash Flows

Net cash provided by financing activities was $74.3 million for the three months ended March 31, 2018, an increase of  $88.8 million compared to net cash used in financing activities of $14.4 million for the three months ended March 31, 2017. During the three months ended March 31, 2018, our net cash inflow from borrowings was $35.7 million compared to a net cash outflow of $14.8 million for the three months ended March 31, 2017,  which reflected an increase in net borrowings used for the acquisition of rental equipment during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was also a result of a  $42.1 million increase in proceeds received from the issuances of stock, related to an issuance under our at-the-market offering program and the issuance of Series A Preferred Stock (as defined below) during the three months ended March 31, 2018,  partially offset by a $3.5 million increase in debt issuance costs as a result of the asset-backed notes issued during the three months ended March 31, 2018.

Equity Transactions

Stock Repurchase Plan

On December 14, 2015, we announced that our Board of Directors had approved the repurchase of up to one million shares of our outstanding common stock. On February 4, 2016, the Company’s Board of Directors approved a one million share increase in the previously approved share repurchase program, bringing the total authorized for repurchase to two million shares of our outstanding common stock. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs and other factors. Stock repurchases may be made in the open market, block trades or privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. As of March 31, 2018, approximately 0.8 million shares remained available for repurchase under our stock repurchase plan.

At-the-Market Offering Program

In October 2017, we commenced an at-the-market offering program, which allows us to sell and issue up to 2.0 million shares of our common stock. During the three months ended March 31, 2018, we issued 100,000 shares of common stock under the at-the-market offering program for gross proceeds of $2.9 million. We paid commissions to the sales agent of $0.1 million and incurred offering related expenses of $0.1 million. Net proceeds of $2.7 million were used for general corporate purposes. As of March 31, 2018, we have remaining capacity to issue up to approximately 1.0 million of additional shares of common stock under the at-the-market offering program.

Issuance of Series A Preferred Stock

On March 29, 2018, we completed an underwritten public offering of 1,600,000 shares of our 8.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock, par value $0.0001 per share and liquidation preference $25.00 per share (Series A Preferred Stock), resulting in net proceeds to us of approximately $38.3 million, after deducting the underwriting discount and other offering expenses.

On April 6, 2018, we sold an additional 170,900 shares of our Series A Preferred Stock upon the exercise by the underwriters of their option to purchase additional Series A Preferred Stock, resulting in net proceeds to us of approximately $4.1 million, after deducting the underwriting discount.

See Note 12 to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional information regarding the Series A Preferred Stock.

Contractual Obligations and Commercial Commitments

 The following table sets forth our contractual obligations and commercial commitments by due date as of March 31, 2018 (in thousands):

	Payments Due by Period
		Less than	1-2	2-3	3-4	4-5	More than
	Total	1 year	years	years	years	years	5 years
Total debt obligations:
Revolving credit facilities	$527,163	$-	$215,000	$312,163	$-	$-	$-
Term loans	290,800	41,490	120,685	25,010	103,615	-	-
Senior secured notes	61,940	6,110	6,110	6,110	6,110	37,500	-
Asset-backed notes	772,957	100,197	100,197	100,197	100,197	93,072	279,097
Collateralized financing obligations	95,067	25,448	41,652	20,776	7,191	-	-
Term loans held by VIE	2,828	-	2,828	-	-	-	-
Interest on debt and capital lease obligations (1)	202,224	58,601	52,315	33,098	19,411	13,381	25,418
Rental equipment payable	133,714	133,714	-	-	-	-	-
Rent, office facilities and equipment	4,792	2,335	1,431	336	315	196	179
Equipment purchase commitments - Containers	12,501	12,501	-	-	-	-	-
Equipment purchase commitments - Rail	70,376	70,376	-	-	-	-	-
Total contractual obligations	$2,174,362	$450,772	$540,218	$497,690	$236,839	$144,149	$304,694

(1)

Our estimate of interest expense commitment includes $43.0 million relating to our revolving credit facilities, $22.0 million relating to our term loans, $11.0 million relating to our senior secured notes, $124.1 million relating to our asset back notes, $2.1 million relating to our collateralized financing obligations, and $0.1 million relating to our term loans held by VIE. The calculation of interest commitment related to our debt assumes the following weighted-average interest rates as of March 31, 2018: revolving credit facilities, 3.5%; term loans, 3.5%; senior secured notes, 4.9%; asset-backed notes, 3.7%; collateralized financing obligations, 1.1%; and term loans held by VIE, 2.9%. These calculations assume that weighted-average interest rates will remain at the same level over the next five years. We expect that interest rates will vary over time based upon fluctuations in the underlying indexes upon which these rates are based.

Off-Balance Sheet Arrangements

As of March 31, 2018, we had no material off-balance sheet arrangements or obligations that have or are reasonably likely to have a current or future effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Critical Accounting Policies and Estimates

Except for the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), there have been no changes to our critical accounting policies during the three months ended March 31, 2018. See Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 27, 2018.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). The FASB issued ASU 2016-02 to increase transparency and comparability among organizations recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASU 2016-02, lessors will account for leases using an approach that is substantially equivalent to existing U.S. GAAP for sales-type leases, direct financing leases and operating leases. Unlike current guidance, however, a lease with collectability uncertainties may be classified as a sales-type lease. If collectability of lease payments, plus any amount necessary to satisfy a lessee residual value guarantee, is not probable, lease payments received will be recognized as a deposit liability and the underlying assets will not be derecognized until collectability of the remaining amounts becomes probable. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and must be adopted using a modified retrospective transition. We plan to adopt this guidance effective January 1, 2019 and are currently evaluating the potential impact adoption will have on our consolidated financial statements and related disclosures. We expect to complete our assessment of the impact towards the end of 2018.

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

Foreign Exchange Rate Risk. Although we have significant foreign-based operations, the U.S. Dollar is our primary operating currency. Thus, most of our revenue and expenses are denominated in U.S. Dollars. We have equipment sales in British Pound Sterling, Euros and Japanese Yen and incur overhead costs in foreign currencies, primarily in British Pound Sterling and Euros. During the three months ended March 31, 2018, the U.S. Dollar increased in value in relation to other major foreign currencies (such as the Euro and British Pound Sterling). The increase in the U.S. Dollar has increased our revenues and expenses denominated in foreign currencies. The increase in the value of the U.S. Dollar relative to foreign currencies will also result in U.S. dollar denominated assets held at some of our foreign subsidiaries to increase in value relative to the foreign subsidiaries’ local currencies. For the three months ended March 31, 2018, we recognized a gain on foreign exchange of less than $0.1 million. A 10% change in foreign exchange rates would not have a material impact on our business, financial position, results of operations or cash flows.

Interest Rate Risk. The nature of our business exposes us to market risk arising from changes in interest rates to which our variable-rate debt is linked. As of March 31, 2018, the principal amount of debt outstanding under the variable-rate arrangements of our revolving credit facilities was $527.2 million. In addition, at March 31, 2018, we had balances on our variable-rate term loans of $227.7 million and our variable-rate term loans held by VIE of $2.8 million.  As of March 31, 2018, our total outstanding variable-rate debt was $757.7 million, which represented 43% of our total debt at that date. The average interest rate on our variable-rate debt was 3.5% as of March 31, 2018, based on LIBOR plus a margin based on certain conditions set forth in our debt agreements.

A 1.0% increase or decrease in underlying interest rates for these debt obligations would increase or decrease interest expense by approximately $7.6 million annually assuming debt remains constant at March 31, 2018 levels.

We do not currently participate in hedging in the form of interest rate swaps or other derivative instruments to manage the market risks described above.

ITEM 4:  CONTROLS AND PROCEDURES

Management Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the Exchange Act), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2018 our disclosure controls and procedures were effective with respect to controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and are accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act) that occurred during the quarter ended March 31, 2018, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

From time to time we may be a party to litigation matters or disputes arising in the ordinary course of business, including in connection with enforcing our rights under our leases. Currently, we are not a party to any legal proceedings which are material to our business, financial condition, results of operations or cash flows.

ITEM 1A:  RISK FACTORS

Before making an investment decision, investors should carefully consider the risks in the “Risk Factors” in Part 1: Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 27, 2018. These risks are not the only ones facing our company. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations. Any of these risks could adversely affect our business, cash flows, financial condition and results of operations. The trading price of our common stock could fluctuate due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q. Except as described below, there have been no material changes in our risk factors from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2017.

The recently implemented tariff on imported steel may impact the global market for steel, which could adversely affect our business, results of operations and financial condition.

On March 8, 2018, President Trump signed a proclamation imposing a 25% tariff on imported steel products for an indefinite amount of time under the Trade Expansion Act of 1962. The tariffs will be imposed on all steel imports, other than those from Canada and Mexico, and the administration is considering exclusion requests from other countries. The tariffs, and any responsive actions from the global community, could adversely affect our business, results of operations and financial condition.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5:  OTHER INFORMATION

None.

ITEM 6:  EXHIBITS

See below for a list of exhibits filed or furnished with this report, which are incorporated by reference herein.

Exhibit No.	Description
3.1

Amended and Restated Certificate of Incorporation of CAI International, Inc. (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1, as amended, File No. 333-140496 filed on April 24, 2007).

3.2

Certificate of Designations of Rights and Preferences of 8.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock, dated March 28, 2018 (incorporate by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 28, 2018).

3.3	Amended and Restated Bylaws of CAI International, Inc. (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on March 10, 2009).

4.2

Series 2018-1 Supplement, dated February 28, 2018, to Indenture dated July 6, 2017, between CAL Funding III Limited and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on March 5, 2018).

10.1

Note Purchase Agreement, dated February 21, 2018, among CAL Funding III Limited, Container Applications Limited, CAI International, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, ABN AMRO Securities (USA) LLC and MUFG Securities Americas Inc. (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on March 5, 2018).

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

101

The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Income for the three months ended March 31, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAI International, Inc.
(Registrant)

May 1, 2018	/s/ VICTOR M. GARCIA
Victor M. Garcia
President and Chief Executive Officer
(Principal Executive Officer)

May 1, 2018	/s/ TIMOTHY B. PAGE
Timothy B. Page
Chief Financial Officer
(Principal Financial and Accounting Officer)