Form 10-Q
period 2018-06-30
CAI International, Inc.
filed 2018-08-03
CIK 1388430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common	July 31, 2018
Common Stock, $.0001 par value per share	19,306,377 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAI INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

(UNAUDITED)

	June 30,	December 31,
	2018	2017
Assets
Current assets
Cash	$16,462	$14,735
Cash held by variable interest entities	24,348	20,685
Accounts receivable, net of allowance for doubtful accounts of $2,110 and
$1,440 at June 30, 2018 and December 31, 2017, respectively	83,278	68,324
Current portion of net investment in direct finance leases	53,961	30,063
Prepaid expenses and other current assets	2,541	4,258
Total current assets	180,590	138,065
Restricted cash	21,066	11,789
Rental equipment, net of accumulated depreciation of $550,426 and
$505,546 at June 30, 2018 and December 31, 2017, respectively	2,218,212	2,004,961
Net investment in direct finance leases	275,826	246,450
Goodwill	15,794	15,794
Intangible assets, net of accumulated amortization of $4,495 and
$3,407 at June 30, 2018 and December 31, 2017, respectively	6,635	7,723
Furniture, fixtures and equipment, net of accumulated depreciation of $3,265 and
$3,201 at June 30, 2018 and December 31, 2017, respectively	464	338
Other non-current assets	1,871	3,008
Total assets (1)	$2,720,458	$2,428,128

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$6,530	$7,831
Accrued expenses and other current liabilities	17,206	15,706
Due to container investors	-	1,845
Unearned revenue	7,526	7,811
Current portion of debt	159,599	132,049
Rental equipment payable	184,258	92,415
Total current liabilities	375,119	257,657
Debt	1,679,492	1,570,773
Deferred income tax liability	37,099	35,853
Total liabilities (2)	2,091,710	1,864,283

Stockholders' equity
Preferred stock, par value $.0001 per share; authorized 10,000,000 and 5,000,000 at
June 30, 2018 and December 31, 2017, respectively; 8.50% Series A fixed-to-floating rate cumulative redeemable perpetual preferred stock, issued and outstanding 2,199,610 and 0 shares
at June 30, 2018 and December 31, 2017, respectively, at liquidation preference	54,990	-
Common stock: par value $.0001 per share; authorized 84,000,000 shares; issued and outstanding
19,306,377 and 20,390,622 shares at June 30, 2018 and December 31, 2017, respectively	2	2
Additional paid-in capital	146,210	172,325
Accumulated other comprehensive loss	(6,360)	(6,122)
Retained earnings	433,906	397,640
Total stockholders' equity	628,748	563,845
Total liabilities and stockholders' equity	$2,720,458	$2,428,128
(1)

Total assets at June 30, 2018 and December 31, 2017 include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash, $24,348 and $20,685; Net investment in direct finance leases, $9,004 and $4,423; and Rental equipment, net of accumulated depreciation, $62,320 and $61,842, respectively.

(2)

Total liabilities at June 30, 2018 and December 31, 2017 include the following VIE liabilities for which the VIE creditors do not have recourse to CAI International, Inc.: Current portion of debt, $30,237 and $22,549; Debt, $68,560 and $72,727, respectively.

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Container lease revenue	$68,333	$54,960	$132,967	$107,914
Rail lease revenue	9,119	8,127	18,223	16,180
Logistics revenue	28,253	19,605	49,889	40,104
Total revenue	105,705	82,692	201,079	164,198

Operating expenses
Depreciation of rental equipment	29,402	27,054	58,249	55,026
Storage, handling and other expenses	2,613	6,192	6,713	13,145
Logistics transportation costs	24,330	16,682	42,995	33,753
Gain on sale of used rental equipment	(2,719)	(1,749)	(4,914)	(876)
Administrative expenses	12,160	9,745	23,401	20,431
Total operating expenses	65,786	57,924	126,444	121,479

Operating income	39,919	24,768	74,635	42,719

Other expenses
Net interest expense	18,440	12,285	35,339	23,957
Other expense (income)	429	(112)	394	202
Total other expenses	18,869	12,173	35,733	24,159

Income before income taxes	21,050	12,595	38,902	18,560
Income tax expense (benefit)	753	(43)	1,467	650

Net income	20,297	12,638	37,435	17,910
Preferred stock dividends	1,148	-	1,169	-
Net income attributable to CAI common stockholders	$19,149	$12,638	$36,266	$17,910

Net income per share attributable to CAI common stockholders
Basic	$0.98	$0.66	$1.81	$0.94
Diluted	$0.97	$0.65	$1.79	$0.93

Weighted average shares outstanding
Basic	19,613	19,131	20,013	19,071
Diluted	19,843	19,419	20,259	19,332

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income	$20,297	$12,638	$37,435	$17,910
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(548)	793	(238)	1,044
Comprehensive income before preferred stock dividends	19,749	13,431	37,197	18,954
Dividends on preferred stock	(1,148)	-	(1,169)	-
Comprehensive income available to CAI common stockholders	$18,601	$13,431	$36,028	$18,954

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income	$37,435	$17,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	58,319	55,211
Amortization of debt issuance costs	2,158	1,498
Amortization of intangible assets	1,087	1,102
Stock-based compensation expense	1,350	995
Reduction in contingent consideration	-	(631)
Unrealized loss on foreign exchange	266	109
Gain on sale of used rental equipment	(4,914)	(876)
Deferred income taxes	1,248	411
Bad debt expense (recovery)	317	(12)
Changes in other operating assets and liabilities:
Accounts receivable	(14,211)	(5,627)
Prepaid expenses and other assets	(2,096)	(1,807)
Accounts payable, accrued expenses and other current liabilities	(1,931)	(3,613)
Due to container investors	(540)	72
Unearned revenue	(76)	(1,696)
Net cash provided by operating activities	78,412	63,046
Cash flows from investing activities
Purchase of rental equipment	(271,961)	(128,593)
Proceeds from sale of used rental equipment	25,458	35,660
Purchase of furniture, fixtures and equipment	(196)	(85)
Receipt of principal payments from direct finance leases	19,046	8,942
Net cash used in investing activities	(227,653)	(84,076)
Cash flows from financing activities
Proceeds from debt	708,289	155,131
Principal payments on debt	(566,937)	(156,036)
Debt issuance costs	(6,201)	(463)
Proceeds from issuance of common and preferred stock	56,699	-
Repurchase of common stock	(27,946)	-
Exercise of stock options	24	1,215
Net cash provided by (used in) financing activities	163,928	(153)
Effect on cash of foreign currency translation	(20)	35
Net increase (decrease) in cash and restricted cash	14,667	(21,148)
Cash and restricted cash at beginning of the period (1)	47,209	52,326
Cash and restricted cash at end of the period (2)	$61,876	$31,178

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$172	$134
Interest	27,651	21,638
Supplemental disclosure of non-cash investing and financing activity
Transfer of rental equipment to direct finance lease	$71,807	$23,912
Transfer of direct finance lease to rental equipment	-	291
Rental equipment payable	184,258	65,336
(1)	Includes cash of $14,735 and $15,685, cash held by variable interest entities of $20,685 and $30,449, and restricted cash of $11,789 and $6,192 at December 31, 2017 and 2016, respectively.
(2)	Includes cash of $16,462 and $10,034, cash held by variable interest entities of $24,348 and $15,461, and restricted cash of $21,066 and $5,683 at June 30, 2018 and 2017, respectively.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2018 and December 31, 2017, the Company’s results of operations for the three and six months ended June 30, 2018 and 2017, and the Company’s cash flows for the six months ended June 30, 2018 and 2017. The results of operations and cash flows for the periods presented are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2018 or in any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 27, 2018.

(2)  Accounting Policies and Recent Accounting Pronouncements

(a)  Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which supersedes previous revenue recognition guidance. Leasing revenue recognition is specifically excluded, and therefore, the new standard is only applicable to the Company’s logistics services agreements, management services agreements, and the sale of used rental equipment. The new standard defines a five-step process to achieve the core principle of ASU 2014-09, which is to recognize revenue when promised goods or services are transferred to customers in amounts that reflect the consideration the Company expects to receive in exchange for those goods or services. The Company adopted ASU 2014-09 effective January 1, 2018, which did not have a material impact on the Company’s consolidated financial statements and related disclosures. See Note 2(b) for further details.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of contingent consideration arising from a business combination and insurance settlement proceeds. The Company adopted ASU 2016-15 effective January 1, 2018, which did not result in any changes to the presentation of amounts shown on the Company’s consolidated statements of cash flows for all periods presented.

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

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Except as described above, there were no changes to the Company’s accounting policies during the six months ended June 30, 2018. See Note 2 to the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 27, 2018, for a description of the Company’s significant accounting policies.

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

Included in lease revenue is revenue consisting primarily of fees charged to the lessee for handling, delivery, and repairs, which are recognized as earned.

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

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Managed Container Funds

The fees earned by the Company for arranging, managing and establishing container funds are commensurate with the level of effort required to provide those services, and are at or above the same level of seniority as other operating liabilities of the funds that are incurred in the normal course of business. As such, the Company does not have a variable interest in the managed containers funds and does not consolidate those funds. The Company recognizes gain on sale of containers to the unconsolidated funds as sales in the ordinary course of business. No container portfolios were sold to the funds during the three and six months ended June 30, 2018 and 2017.

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

The terms of the transactions with container funds under financing arrangements include options for the Company to purchase the containers from the funds at a fixed price. As a result of the residual interest resulting from the fixed price call option, the Company concluded that it may absorb a significant amount of the variability associated with the funds’ anticipated economic performance and, as a result, the Company has a variable interest in the funds. The funds are considered VIEs under FASB ASC Topic 810, Consolidation, because, as lessee of the funds, the Company has the power to direct the activities that most significantly impact each entity’s economic performance, including the leasing and managing of containers owned by the funds. As the Company has the power to direct the activities that most significantly impact the economic performance of the VIEs and the variable interest provides the Company with the right to receive benefits from the entity that could potentially be significant to the funds, the Company determined that it is the primary beneficiary of these VIEs and included the VIEs’ assets and liabilities as of June 30, 2018, and December 31, 2017, and the results of the VIEs’ operations and cash flows for the three and six months ended June 30, 2018 and 2017, in the Company’s consolidated financial statements.

The containers that were transferred to the Japanese investor funds had a net book value of $76.3 million as of June 30, 2018. The container equipment, together with $24.3 million of cash held by the investor funds that can only be used to settle the liabilities of the VIEs, has been included on the Company’s consolidated balance sheets with the related liability presented in the debt section of the Company’s consolidated balance sheets as collateralized financing obligations of $96.4 million and term loans held by VIE of $2.4 million. No gain or loss was recognized by the Company on the initial consolidation of the VIEs. Containers sold to the Japanese investor funds during the three months ended June 30, 2018 and 2017, had a net book value of $7.3 million and $7.2 million,

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

respectively. Containers sold to the Japanese investor funds during the six months ended June 30, 2018 and 2017, had a net book value of $15.2 million and $7.2 million, respectively.

(4)  Rental Equipment

The following table provides a summary of the Company’s rental equipment (in thousands):

	June 30,	December 31,
	2018	2017
Dry containers	$1,727,678	$1,533,063
Refrigerated containers	344,831	345,744
Other specialized equipment	202,730	160,529
Railcars	493,399	471,171
	2,768,638	2,510,507
Accumulated depreciation	(550,426)	(505,546)
Rental equipment, net of accumulated depreciation	$2,218,212	$2,004,961

(5)  Net Investment in Direct Finance Leases

The following table represents the components of the Company’s net investment in direct finance leases (in thousands):

	June 30,	December 31,
	2018	2017
Gross finance lease receivables (1)	$473,327	$412,489
Unearned income (2)	(143,540)	(135,976)
Net investment in direct finance leases	$329,787	$276,513

(1)

At the inception of the lease, the Company records the total minimum lease payments, executory costs, if any, and unguaranteed residual value as gross finance lease receivables. The gross finance lease receivables are reduced as customer payments are received. There was $37.9 million and $34.4 million unguaranteed residual value at June 30, 2018 and December 31, 2017, respectively, included in gross finance lease receivables. There were no executory costs included in gross finance lease receivables as of June 30, 2018 and December 31, 2017.

(2)

The difference between the gross finance lease receivables and the cost of the equipment or carrying amount at the lease inception is recorded as unearned income. Unearned income, together with initial direct costs, are amortized to income over the lease term so as to produce a constant periodic rate of return. There were no unamortized initial direct costs as of June 30, 2018 and December 31, 2017.

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

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Based on the above categories, the Company's gross finance lease receivables were as follows (in thousands):

	June 30,	December 31,
	2018	2017
Tier 1	$414,440	$366,629
Tier 2	58,887	45,860
Tier 3	-	-
	$473,327	$412,489

Contractual maturities of the Company's gross finance lease receivables subsequent to June 30, 2018 for the years ending June 30 are as follows (in thousands):

2019	$80,710
2020	63,856
2021	53,202
2022	47,925
2023	40,583
2024 and thereafter	187,051
$473,327

(6)  Intangible Assets

The Company amortizes intangible assets on a straight line-basis over their estimated useful lives as follows:

Trademarks and tradenames	2-3 years
Customer relationships	5-8 years

The Company’s intangible assets as of June 30, 2018 and December 31, 2017 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2018
Trademarks and tradenames	$1,786	$(1,691)	$95
Customer relationships	9,344	(2,804)	6,540
	$11,130	$(4,495)	$6,635
December 31, 2017
Trademarks and tradenames	$1,786	$(1,411)	$375
Customer relationships	9,344	(1,996)	7,348
	$11,130	$(3,407)	$7,723

Amortization expense was $0.5 million and $0.4 million for the three months ended June 30, 2018 and 2017, respectively, and $1.1 million and $1.1 million for the six months ended June 30, 2018 and 2017, respectively, and was included in administrative expenses in the consolidated statements of income.

As of June 30, 2018, estimated future amortization expenses are as follows (in thousands):

2019	$1,702
2020	1,609
2021	1,609
2022	950
2023	474
2024 and thereafter	291
$6,635

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7)  Debt

Details of the Company’s debt as of June 30, 2018 and December 31, 2017 were as follows (dollars in thousands):

	June 30, 2018			December 31, 2017
	Outstanding		Average	Outstanding		Average
	Current	Long-term	Interest	Current	Long-term	Interest	Maturity

Revolving credit	$5,500	$322,000	3.8%	$-	$528,000	3.2%	June 2023
Revolving credit facility - Rail	-	305,000	3.6%	-	272,000	3.2%	October 2020
Revolving credit facility - Euro	-	19,867	2.0%	-	14,736	2.0%	September 2020
Term loan	1,800	28,200	4.4%	21,900	-	3.4%	April 2023
Term loan	9,000	107,250	3.7%	9,000	111,750	3.1%	October 2019
Term loan	7,000	79,000	3.8%	7,000	82,500	3.3%	June 2021
Term loan	1,219	15,909	3.4%	1,198	16,524	3.4%	December 2020
Term loan	2,856	42,119	3.6%	2,805	43,560	3.6%	August 2021
Senior secured notes	6,110	55,830	4.9%	6,110	58,885	4.9%	September 2022
Asset-backed notes	100,197	647,711	3.8%	65,307	377,984	3.5%	June 2042
Collateralized financing obligations	28,408	68,018	1.2%	22,549	69,441	1.2%	March 2021
Term loans held by VIE	1,829	542	3.0%	-	3,286	2.7%	June 2019
	163,919	1,691,446		135,869	1,578,666
Debt issuance costs	(4,320)	(11,954)		(3,820)	(7,893)
Total Debt	$159,599	$1,679,492		$132,049	$1,570,773

The Company maintains its revolving credit facilities to finance the acquisition of rental equipment and for general working capital purposes. As of June 30, 2018, the Company had $976.7 million in total availability under its revolving credit facilities (net of $0.1 million in letters of credit) subject to the Company’s ability to meet the collateral requirements under the agreements governing the facilities. Based on the borrowing base and collateral requirements at June 30, 2018, the borrowing availability under the Company’s revolving credit facilities was $117.1 million, assuming no additional contributions of assets.

On February 28, 2018, CAL Funding III Limited (CAL Funding III), a wholly-owned indirect subsidiary of CAI, issued $332.0 million of 4.0% Class A fixed rate asset-backed notes and $16.9 million of 4.8% Class B fixed rate asset-backed notes (collectively, the Series 2018-1 Asset-Backed Notes). Principal and interest on the Series 2018-1 Asset-Backed Notes is payable monthly commencing on March 26, 2018, with the Series 2018-1 Asset-Backed Notes maturing in February 2028. The proceeds were used for general corporate purposes, including repayment of debt by the Company.

On April 19, 2018, the Company entered into a $30.0 million five-year term loan agreement with a bank. The loan is payable in 19 quarterly installments of $0.5 million starting July 31, 2018 and a final payment of $21.5 million on April 30, 2023. The loan bears interest at a variable rate based on LIBOR.

On June 27, 2018, the Company entered into an amendment to its Third Amended and Restated Revolving Credit Agreement, pursuant to which the Company’s senior revolving credit facility was amended to, among other things, increase the commitment level from $960 million to $1.1 billion with the ability to increase the revolving credit facility by an additional $250 million without lender approval, subject to certain conditions. The amendment also extended the maturity date of the revolving credit facility to June 26, 2023 and revised certain covenants, restrictions and events of default to provide the Company with additional flexibility, including an increase in the maximum total leverage ratio from 3.75:1.00 to 4.00:1.00, subject to certain conditions.

The agreements relating to all of the Company’s debt contain various financial and other covenants. As of June 30, 2018, the Company was in compliance with all of its debt covenants.

For further information on the Company’s debt instruments, see Note 10 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 27, 2018.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(8)  Stock–Based Compensation Plan

Stock Options

The Company grants stock options from time to time to certain employees and independent directors pursuant to its 2007 Equity Incentive Plan, as amended (Plan). Under the Plan, a maximum of 3,421,980 share awards may be granted.

Stock options granted to employees have a vesting period of four years from the grant date, with 25% vesting after one year, and 1/48th vesting each month thereafter until fully vested. Stock options granted to independent directors vest in one year. All of the stock options have a contractual term of ten years.

The following table summarizes the Company’s stock option activities for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018		2017
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Options outstanding at January 1	859,560	$16.44	1,428,255	$16.31
Options granted	-	$-	230,500	$16.80
Options exercised	(9,393)	$14.76	(205,100)	$10.30
Options outstanding at June 30	850,167	$16.46	1,453,655	$17.24
Options exercisable	593,043	$17.71	982,531	$18.30
Weighted average remaining term	6.1 years		4.8 years

The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2018 and 2017 was less than $0.1 million and $1.8 million, respectively. The aggregate intrinsic value of all options outstanding as of June 30, 2018 was $5.9 million based on the closing price of the Company’s common stock of $23.24 per share on June 29, 2018, the last trading day of the quarter.

The Company recognized stock-based compensation expense relating to stock options of $0.4 million for the three months ended June 30, 2018 and 2017, and $0.8 million and $0.7 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, the remaining unamortized stock-based compensation cost relating to stock options granted to the Company’s employees and independent directors was approximately $1.6 million, which is to be recognized over the remaining weighted average vesting period of approximately 2.2 years.

The fair value of stock options granted to the Company’s employees and independent directors was estimated using the Black-Scholes-Merton pricing model using the following weighted average assumptions:

	Six Months Ended June 30,
	2018	2017
Stock price	$-	$16.80
Exercise price	$-	$16.80

Expected term (years)	-	5.50 - 6.25
Expected volatility (%)	-	56.40 - 57.50
Risk-free interest rate (%)	-	1.77 - 2.14
Dividend yield (%)	-	-

The expected option term is calculated using the simplified method in accordance with SEC guidance. The expected volatility was derived from the average volatility of the Company’s common stock over a period approximating the expected term of the options. The risk-free rate is based on the daily U.S. Treasury yield curve with a term approximating the expected term of the options. No forfeiture rate was estimated on all options granted during the six months ended June 30, 2017, as the Company accounts for forfeitures as they occur.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted Stock and Performance Stock

The Company grants restricted stock, comprising restricted stock units and restricted stock awards, from time to time to certain employees and non-employee directors pursuant to the Plan. The Company recognizes the compensation cost associated with restricted stock over a specified award vesting period based on the closing price of the Company’s common stock on the date of grant.

The Company grants performance stock to selected executives and other key employees. The performance stock vests at the end of a 3-year performance cycle if certain financial performance targets are met. The Company recognizes compensation cost associated with the performance stock ratably over the 3-year term based on the likelihood of performance targets being met. Compensation cost is based on the closing price of the Company’s common stock on the date of grant.

The following table summarizes the activity of restricted stock and performance stock under the Plan:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2017	78,542	$14.92
Granted	154,165	$22.48
Vested	(28,359)	$15.96
Outstanding at June 30, 2018	204,348	$20.48

The Company recognized $0.4 million and $0.1 million of stock-based compensation expense relating to restricted stock and performance stock awards for the three months ended June 30, 2018 and 2017, respectively, and $0.6 million and $0.2 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, unamortized stock-based compensation expense relating to restricted stock and performance stock was $3.7 million, which will be recognized over the remaining average vesting period of 2.5 years.

Stock-based compensation expense is recorded as a component of administrative expenses in the Company’s consolidated statements of income with a corresponding credit to additional paid-in capital in the Company’s consolidated balance sheets.

(9)  Income Taxes

The consolidated income tax expense for the three and six months ended June 30, 2018 and 2017, was determined based upon estimates of the Company’s consolidated annual effective income tax rate for the years ending December 31, 2018 and 2017, respectively. The difference between the consolidated annual effective income tax rate and the U.S. federal statutory rate is primarily attributable to foreign income taxes, state income taxes and the effect of certain permanent differences.

The Company’s estimated effective tax rate was 3.8% at June 30, 2018, compared to 3.5% at June 30, 2017.

The Company accounts for uncertain tax positions based on an evaluation as to whether it is more likely than not that a position will be sustained on audit, including resolution of any related appeals or litigation processes. This evaluation is based on all available evidence and assumes that the appropriate tax authorities have full knowledge of all relevant information concerning the tax position. Once it has been determined that a tax position is more likely than not to be sustained on its technical merits, the tax benefit recognized is based on the largest amount that is greater than 50% likely of being realized upon ultimate settlement. As of June 30, 2018, the Company had unrecognized tax benefits of $0.3 million, which if recognized, would reduce the Company’s effective tax rate. Total accrued interest relating to unrecognized tax benefits was less than $0.1 million as of June 30, 2018. The Company does not believe the total amount of unrecognized tax benefits as of June 30, 2018 will change for the remainder of 2018.

The Company was notified on May 1, 2017 that its 2015 federal income tax return was selected for examination. The examination was concluded on June 20, 2018 with no impact to tax expense.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(10)  Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s asset-backed notes of $747.9 million and collateralized financing obligations of $96.4 million as of June 30, 2018 were estimated to have a fair value of approximately $763.1 million and $97.7 million, respectively, based on the fair value of estimated future payments calculated using prevailing interest rates. The fair value of these financial instruments would be categorized as Level 2 in the fair value hierarchy. Management believes that the balances of the Company’s revolving credit facilities of $652.4 million, variable-rate term loans of $232.3 million, fixed-rate term loans of $62.1 million, senior secured notes of $61.9 million, term loans held by VIE of $2.4 million and net investment in direct finance leases of $329.8 million approximate their fair values as of June 30, 2018. The fair value of these financial instruments would be categorized as Level 2 in the fair value hierarchy.

(11)  Commitments and Contingencies

In addition to its debt obligations described in Note 7 above, the Company had commitments to purchase approximately $179.7 million of containers and $61.4 million of railcars as of June 30, 2018, all in the twelve months ending June 30, 2019. The Company also utilizes certain office facilities and equipment under long-term non-cancellable operating lease agreements with total future minimum lease payments of approximately $4.5 million as of June 30, 2018.

(12)  Stockholders’ Equity

Common Stock At-the-Market (ATM) Offering Program

In October 2017, the Company commenced an ATM offering program with respect to its common stock, which allows the Company to issue and sell up to 2.0 million shares of its common stock. During the six months ended June 30, 2018, the Company issued 100,000 shares of common stock under the ATM offering program for net proceeds of $2.8 million. The Company paid commissions to the sales agent of $0.1 million in connection with the sales of common stock under this ATM offering program during the six months ended June 30, 2018. The net proceeds were used for general corporate purposes. The Company has remaining capacity to issue up to approximately 1.0 million of additional shares of common stock under this ATM offering program.

Series A Preferred Stock Underwritten Offering

In March 2018, the Company completed an underwritten public offering of 1,600,000 shares of its 8.5% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock, par value $0.0001 per share and liquidation preference $25.00 per share (Series A Preferred Stock), resulting in net proceeds to the Company of approximately $38.3 million, after deducting the underwriting discount and other offering expenses. Dividends on the Series A Preferred Stock accrue daily and are cumulative from and including the date of original issuance and are payable quarterly in arrears on the 15th day of each April, July, October and January. Dividends accrue at the Fixed Dividend Rate (as defined in the certificate of designations for the Series A Preferred Stock (Certificate of Designations)) at an annual rate of 8.5% of the $25.00 liquidation preference per annum from, and including, the date of original issuance to, but not including, April 15, 2023. On and after April 15, 2023, dividends on the Series A Preferred Stock shall accrue at an annual rate equal to the sum of (a) Three-Month LIBOR (as defined in the Certificate of Designations) as calculated on each applicable date and (b) 5.82% of the $25.00 liquidation preference per share of Series A Preferred Stock.  The Series A Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding up.

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

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In April 2018, the Company sold an additional 170,900 shares of Series A Preferred Stock upon the partial exercise by the underwriters of their option to purchase additional Series A Preferred Stock, resulting in net proceeds to the Company of approximately $4.1 million, after deducting the underwriting discount of $0.1 million.

Series A Preferred Stock ATM Offering Program

In May 2018, the Company commenced an ATM offering program with respect to its Series A Preferred Stock, which allows the Company to issue and sell up to 2.2 million shares of its Series A Preferred Stock. During the three months ended June 30, 2018, the Company issued 428,710 shares of Series A Preferred Stock under the ATM offering program for net proceeds of $10.5 million. The Company paid commissions to the sales agent of $0.2 million in connection with the sales of Series A Preferred Stock under this ATM offering program during the three months ended June 30, 2018. The net proceeds were used for repayment of debt and general corporate purposes. The Company has remaining capacity to issue up to approximately 1.8 million of additional shares of Series A Preferred Stock under this ATM offering program.

(13)  Related Party Transactions

In May 2018, the Company purchased, and subsequently cancelled, 1,225,214 shares of its common stock, from an affiliate of Andrew S. Ogawa in a privately-negotiated transaction. Mr. Ogawa is a member of the Company’s Board of Directors. The stock was purchased at a price of $22.81 per share, which represented a 2% discount to the closing price on the date of purchase.

(14)  Segment and Geographic Information

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

With the exception of administrative expenses, operating expenses are directly attributable to each segment. Administrative expenses that are not directly attributable to a segment are allocated to the segments based upon relative asset values or revenue.

The following tables show condensed segment information for the three and six months ended June 30, 2018 and 2017, reconciled to the Company’s income before income taxes as shown in its consolidated statements of income for such periods (in thousands):

	Three Months Ended June 30, 2018
	Container Leasing	Rail Leasing	Logistics	Total
Total revenue	$68,333	$9,119	$28,253	$105,705
Total operating expenses	31,081	6,026	28,679	65,786
Operating income (loss)	37,252	3,093	(426)	39,919
Net interest and other expenses (income)	15,031	3,846	(8)	18,869
Income (loss) before income taxes	$22,221	$(753)	$(418)	$21,050
Goodwill	$-	$-	$15,794	$15,794
Total assets	$2,211,492	$465,513	$43,453	$2,720,458
Purchase of rental equipment (1)	$148,777	$10,421	$-	$159,198

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended June 30, 2017
	Container Leasing	Rail Leasing	Logistics	Total
Total revenue	$54,960	$8,127	$19,605	$82,692
Total operating expenses	32,234	5,375	20,315	57,924
Operating income (loss)	22,726	2,752	(710)	24,768
Net interest and other expenses	9,395	2,778	-	12,173
Income (loss) before income taxes	$13,331	$(26)	$(710)	$12,595
Goodwill	$-	$-	$15,794	$15,794
Total assets	$1,684,166	$386,648	$39,890	$2,110,704
Purchase of rental equipment (1)	$76,479	$3,998	$-	$80,477

	Six Months Ended June 30, 2018
	Container Leasing	Rail Leasing	Logistics	Total
Total revenue	$132,967	$18,223	$49,889	$201,079
Total operating expenses	62,430	12,932	51,082	126,444
Operating income (loss)	70,537	5,291	(1,193)	74,635
Net interest and other expenses (income)	28,353	7,391	(11)	35,733
Income (loss) before income taxes	$42,184	$(2,100)	$(1,182)	$38,902
Purchase of rental equipment (1)	$225,893	$46,068	$-	$271,961

	Six Months Ended June 30, 2017
	Container Leasing	Rail Leasing	Logistics	Total
Total revenue	$107,914	$16,180	$40,104	$164,198
Total operating expenses	69,518	10,504	41,457	121,479
Operating income (loss)	38,396	5,676	(1,353)	42,719
Net interest and other expenses	18,809	5,349	1	24,159
Income (loss) before income taxes	$19,587	$327	$(1,354)	$18,560
Purchase of rental equipment (1)	$113,973	$14,620	$-	$128,593

(1)  Represents cash disbursements for purchasing of rental equipment as reflected in the consolidated statements of cash flows for the periods indicated.

Geographic Data

The Company earns its revenue primarily from intermodal containers, which are deployed by its customers in a wide variety of global trade routes. Virtually all of the Company’s containers are used internationally and typically no container is domiciled in one particular place for a prolonged period of time. As such, substantially all of the Company’s long-lived assets are considered to be international, with no single country of use.

The Company’s railcars, with a net book value of $457.0 million as of June 30, 2018, are used primarily to transport cargo within North America.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table represents the geographic allocation of revenue for the periods indicated based on customers’ primary domicile (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States	$39,195	$29,567	$71,767	$60,077
Switzerland	11,213	6,413	22,317	11,905
France	9,223	8,238	18,140	16,662
Korea	6,813	4,497	13,220	8,265
Singapore	5,422	5,012	10,738	9,324
Other Asia	17,746	15,751	33,780	31,530
Other Europe	13,674	11,276	26,158	21,089
Other International	2,419	1,938	4,959	5,346
Total revenue	$105,705	$82,692	$201,079	$164,198

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

The following table sets forth the reconciliation of basic and diluted net income per share for the three and six months ended June 30, 2018 and 2017 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator
Net income attributable to CAI common stockholders	$19,149	$12,638	$36,266	$17,910
Denominator
Weighted-average shares used in per share computation - basic	19,613	19,131	20,013	19,071
Effect of dilutive securities:
Stock options and restricted stock	230	288	245	261
Weighted-average shares used in per share computation - diluted	19,843	19,419	20,259	19,332

Net income per share attributable to CAI common stockholders:
Basic	$0.98	$0.66	$1.81	$0.94
Diluted	$0.97	$0.65	$1.79	$0.93

The calculation of diluted earnings per share for the three months ended June 30, 2018 and 2017, excluded from the denominator 161,870 and 858,739 shares, respectively, of common stock options because their effect would have been anti-dilutive. The calculation of diluted earnings per share for the six months ended June 30, 2018 and 2017, excluded from the denominator 161,163 and 936,486 shares, respectively, of common stock options because their effect would have been anti-dilutive.

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

The following tables show the composition of our fleet as of June 30, 2018 and 2017, and our average utilization for the three and six months ended June 30, 2018 and 2017:

	As of June 30,
	2018	2017
Owned container fleet in TEUs	1,293,361	962,111
Managed container fleet in TEUs	77,680	149,218
Total container fleet in TEUs	1,371,041	1,111,329

Owned container fleet in CEUs	1,344,842	1,049,057
Managed container fleet in CEUs	70,772	134,400
Total container fleet in CEUs	1,415,614	1,183,457

Owned railcar fleet in units	7,430	6,560

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Average container fleet utilization in CEUs	99.3%	97.1%	99.3%	96.3%
Average owned container fleet utilization in CEUs	99.3%	97.2%	99.3%	96.5%
Average railcar fleet utilization	87.2%	91.0%	87.6%	91.8%

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

Utilization of containers is computed by dividing the average total units on lease during the period in CEUs, by the average total CEUs in our container fleet during the period. Utilization of railcars is computed by dividing the average number of railcars on lease during the period by the average total number of railcars in our fleet during the period. In both cases, the total fleet excludes new units not yet leased and off-hire units designated for sale. If new units not yet leased are included in the total fleet, utilization would be 97.0% and 97.3% for the total container fleet, 96.9% and 97.2% for the owned container fleet, and 77.9% and 76.6% for the railcar fleet, for the three and six months ended June 30, 2018, respectively.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

The following table summarizes our operating results for the three months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,		Increase
	2018	2017	Amount	Percent
Total revenue	$105,705	$82,692	$23,013	28%
Operating expenses	65,786	57,924	7,862	14%
Total other expenses	18,869	12,173	6,696	55%
Net income attributable to CAI common stockholders	19,149	12,638	6,511	52%

Total revenue for the three months ended June 30, 2018 increased $23.0 million, or 28%, compared to the three months ended June 30, 2017, due to a $13.4 million, or 24%, increase in container lease revenue, a $1.0 million, or 12%, increase in rail lease revenue and an $8.6 million, or 44%, increase in logistics revenue. Operating expenses for the three months ended June 30, 2018 increased $7.9 million, or 14%, compared to the three months ended June 30, 2017, as a result of a $7.6 million, or 46%, increase in logistics transportation costs, a $2.3 million, or 9%, increase in depreciation expense, and a $2.4 million, or 25%, increase in administrative expenses, partially offset by a $3.6 million, or 58% decrease in storage, handling and other expenses and a $1.0 million, or 55%, increase in gain on sale of used rental equipment. Total other expenses for the three months ended June 30, 2018 increased $6.7 million, or 55%, compared with the three months ended June 30, 2017, primarily due to a $6.2 million, or 50%, increase in net interest expense. A dividend of $1.1 million on our 8.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock (Series A Preferred Stock) was recorded in the three months ended June 30, 2018. The increase in revenue, partially offset by the increase in operating expenses, the increase in total other expenses, and the Series A Preferred Stock dividend resulted in a $6.5 million, or 52%, increase in net income attributable to CAI common stockholders for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Container lease revenue

	Three Months Ended June 30,		Increase
($ in thousand)	2018	2017	Amount	Percent
Container lease revenue	$68,333	$54,960	$13,373	24%

The increase in container lease revenue for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was mainly attributable to a $9.1 million increase in rental revenue, primarily due to a 28% increase in the average number of CEUs of on-lease owned containers, partially offset by a 1% reduction in the per diem rate. In addition to the net increase in rental revenue, there was an increase of $4.4 million in finance lease income as a result of an increase in our investment in direct finance leases between the two periods.

Rail lease revenue

	Three Months Ended June 30,		Increase
($ in thousand)	2018	2017	Amount	Percent
Rail lease revenue	$9,119	$8,127	$992	12%

Rail lease revenue increased for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily as a result of a 9% increase in the average size of our on-lease railcar fleet during the last twelve months and a $0.2 million increase in repair fee revenue.

Logistics revenue and gross margin

	Three Months Ended June 30,		Increase
($ in thousand)	2018	2017	Amount	Percent
Logistics revenue	$28,253	$19,605	$8,648	44%
Logistics transportation costs	24,330	16,682	7,648	46%
Logistics gross margin	$3,923	$2,923	$1,000	34%

The increase in logistics revenue for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, was due to a combination of increased load numbers and increased rates in our intermodal and truck brokerage operations. Transportation costs increased at a slightly higher rate than revenue due to increased carrier costs and resulted in a decrease in the gross margin percentage from 14.9% for the three months ended June 30, 2017 to 13.9% for the three months ended June 30, 2018.

Depreciation of rental equipment

	Three Months Ended June 30,		Increase
($ in thousand)	2018	2017	Amount	Percent
Container leasing	$26,103	$24,257	$1,846	8%
Rail leasing	3,299	2,797	502	18%
	$29,402	$27,054	$2,348	9%

Container leasing

The increase in depreciation expense for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily attributable to an increase in the average size of the owned container fleet, the impact of which was partially offset by an increase in container equipment on direct finance leases which is not depreciated.

Rail leasing

The increase in depreciation expense for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily attributable to an increase in the average size of the railcar fleet during the three months ended June 30, 2018 as well as an increase in the proportion of new railcars in the fleet.

Storage, handling and other expenses

	Three Months Ended June 30,		Increase/(Decrease)
($ in thousand)	2018	2017	Amount	Percent
Container leasing	$992	$4,743	$(3,751)	(79)%
Rail leasing	1,644	1,433	211	15%
Logistics	(23)	16	(39)	(244)%
	$2,613	$6,192	$(3,579)	(58)%

Container leasing

The decrease in storage, handling and other expenses for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily attributable to a $1.4 million credit recorded in recovery costs as a result of insurance proceeds received relating to the bankruptcy of Hanjin Shipping Co. Ltd. (Hanjin) in August 2016, a $0.9 million decrease in repair and positioning fees and a $1.1 million decrease in storage and handling expenses, both due to a decrease in the average size of the off-lease fleet and a 2% increase in average utilization between the two periods, and the impact of a $0.5 million container liability insurance premium recorded during the three months ended June 30, 2017, related to the Hanjin insurance claim.

Rail leasing

The increase in storage, handling and other expenses for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily attributable to a $0.2 million increase in storage expenses as the size of the railcar fleet increased and utilization decreased by 3%, between the two periods.

Gain (loss) on sale of used rental equipment

	Three Months Ended June 30,		Increase
($ in thousand)	2018	2017	Amount	Percent
Container leasing	$2,662	$1,799	$863	48%
Rail leasing	57	(50)	107	214%
	$2,719	$1,749	$970	55%

Container leasing

While we sold approximately 33% fewer CEUs of used containers during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, there was a significant increase in the average sales price per unit, which reflected the recovery in new equipment prices in the last twelve months as well as a limited supply of used equipment.

Administrative expenses

	Three Months Ended June 30,		Increase
($ in thousand)	2018	2017	Amount	Percent
Container leasing	$6,649	$5,204	$1,445	28%
Rail leasing	1,140	1,094	46	4%
Logistics	4,371	3,447	924	27%
	$12,160	$9,745	$2,415	25%

Container leasing

The increase in administrative expenses for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily attributable to a $0.4 million increase in payroll-related costs, largely due to increased incentive compensation, a $0.2 million increase in rent expense between the two periods, and a $0.6 million reduction in contingent consideration liability related to acquisitions that was recorded during the three months ended June 30, 2017.

Rail leasing

Administrative expenses for the three months ended June 30, 2018 remained consistent with the three months June 30, 2017.

Logistics

The increase in administrative expenses for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily attributable to a $0.4 million increase in payroll-related costs between the two periods due to additional headcount.

Other expenses

	Three Months Ended June 30,		Increase/(Decrease)
($ in thousand)	2018	2017	Amount	Percent
Net interest expense	$18,440	$12,285	$6,155	50%
Other expense (income)	429	(112)	541	483%
	$18,869	$12,173	$6,696	55%

Net interest expense

The increase in net interest expense for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was due primarily to an increase in the average loan principal balance between the two periods, as we continue to increase borrowings to finance the acquisition of additional rental equipment, as well as an increase in the average interest rate on our outstanding debt, caused by an increase in LIBOR, from approximately 3.0% to 3.6%.

Other expense (income)

Other expense, representing a loss on foreign exchange of $0.4 million for the three months ended June 30, 2018, increased $0.5 million from a gain of $0.1 million for the three months ended June 30, 2017, primarily as a result of movements in the U.S. Dollar exchange rate against the Euro.

Income tax expense

	Three Months Ended June 30,		Increase
($ in thousand)	2018	2017	Amount	Percent
Income tax expense (benefit)	$753	$(43)	$796	1,851%

The estimated effective tax rate at June 30, 2018 was 3.8%, compared to 3.5% for the three months ended June 30, 2017. The increase in estimated effective tax rate at June 30, 2018 was primarily caused by an increase in the amount of interest income generated by foreign direct finance leases subject to both foreign and U.S. income tax.

Preferred stock dividends

	Three Months Ended June 30,		Increase
($ in thousand)	2018	2017	Amount	Percent
Preferred stock dividends	$1,148	$-	$1,148	100%

An accrual for preferred stock dividends of $1.1 million was recorded in the three months ended June 30, 2018 as a result of 2.2. million shares of Series A Preferred Stock being issued and sold in 2018. See Note 12 to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information related to our Series A Preferred Stock.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The following table summarizes our operating results for the six months ended June 30, 2018 and 2017 (dollars in thousands):

	Six Months Ended June 30,		Increase
	2018	2017	Amount	Percent
Total revenue	$201,079	$164,198	$36,881	22%
Operating expenses	126,444	121,479	4,965	4%
Total other expenses	35,733	24,159	11,574	48%
Net income attributable to CAI common stockholders	36,266	17,910	18,356	102%

Total revenue for the six months ended June 30, 2018 increased $36.9 million, or 22%, compared to the six months ended June 30, 2017, due to a $25.1 million, or 23%, increase in container lease revenue, a $2.0 million, or 13%, increase in rail lease revenue and a $9.8 million, or 24%, increase in logistics revenue. Operating expenses for the six months ended June 30, 2018 increased $5.0 million, or 4%, compared to the six months ended June 30, 2017, as a result of a $9.2 million, or 27%, increase in logistics transportation costs, a $3.2 million, or 6%, increase in depreciation expense, and a $3.0 million, or 15%, increase in administrative expenses, partially offset by a $6.4 million, or 49%, decrease in storage, handling and other expenses and a $4.0 million, or 461%, increase in gain on sale of used rental equipment. Total other expenses for the six months ended June 30, 2018 increased $11.6 million, or 48%, compared with the six months ended June 30, 2017, primarily due to a $11.4 million, or 48%, increase in net interest expense. A dividend of $1.2 million on our Series A Preferred Stock was recorded in the six months ended June 30, 2018. The increase in revenue, partially offset by the increases in operating expenses, total other expenses and the dividend on our Series A Preferred Stock, resulted in an $18.4 million, or 102%, increase in net income attributable to CAI common stockholders for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Container lease revenue

	Six Months Ended June 30,		Increase
($ in thousand)	2018	2017	Amount	Percent
Container lease revenue	$132,967	$107,914	$25,053	23%

The increase in container lease revenue for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was mainly attributable to a $16.9 million increase in rental revenue, primarily due to a 28% increase in the average number of CEUs of on-lease owned containers, and $2.2 million of container lease revenue from insurance proceeds recognized during the six months ended June 30, 2017. In addition to the increase in rental revenue, there was an increase of $8.5 million in finance lease income as a result of an increase in our investment in direct finance leases between the two periods.

Rail lease revenue

	Six Months Ended June 30,		Increase
($ in thousand)	2018	2017	Amount	Percent
Rail lease revenue	$18,223	$16,180	$2,043	13%

Rail lease revenue increased for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily as a result of a 6% increase in the average size of our on-lease railcar fleet during the last twelve months and a $1.5 million increase in repair fee revenue.

Logistics revenue and gross margin

	Six Months Ended June 30,		Increase
($ in thousand)	2018	2017	Amount	Percent
Logistics revenue	$49,889	$40,104	$9,785	24%
Logistics transportation costs	42,995	33,753	9,242	27%
Logistics gross margin	$6,894	$6,351	$543	9%

The increase in logistics revenue for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was due to a combination of increased load numbers and increased rates in our intermodal and truck brokerage operations. Transportation costs increased at a slightly higher rate than revenue due to increased carrier costs and resulted in a decrease in the gross margin percentage from 15.8% for the six months ended June 30, 2017 to 13.8% for the six months ended June 30, 2018.

Depreciation of rental equipment

	Six Months Ended June 30,		Increase
($ in thousand)	2018	2017	Amount	Percent
Container leasing	$51,281	$49,515	$1,766	4%
Rail leasing	6,968	5,511	1,457	26%
	$58,249	$55,026	$3,223	6%

Container leasing

Depreciation expense of $51.3 million for the six months ended June 30, 2018 remained relatively consistent with depreciation expense of $249.5 million for the six months ended June 30, 2017. While there was an increase in depreciation expense attributable to an increase in the average size of our owned fleet, the increase was partially offset by a $1.3 million write-off of rental equipment on lease to a bankrupt customer, which was recognized during the six months ended June 30, 2017, and an increase in assets on direct finance leases.

Rail leasing

The increase in depreciation expense for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily attributable to an increase in the average size of the railcar fleet and an impairment charge of $0.6 million related to off-lease railcars designated for scrap recognized during the six months ended June 30, 2018.

Storage, handling and other expenses

	Six Months Ended June 30,		Increase/(Decrease)
($ in thousand)	2018	2017	Amount	Percent
Container leasing	$3,297	$10,493	$(7,196)	(69)%
Rail leasing	3,416	2,603	813	31%
Logistics	-	49	(49)	(100)%
	$6,713	$13,145	$(6,432)	(49)%

Container leasing

The decrease in storage, handling and other expenses for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily attributable to a $3.6 million decrease in storage and handling expenses, as well as a $2.0 million decrease in repair and positioning fees, both due to a decrease in the average size of the off-lease fleet and a 2% increase in average utilization between the two periods, a $1.4 million credit recorded in recovery costs as a result of insurance proceeds received relating to the Hanjin bankruptcy, and the impact of a $0.5 million container liability insurance premium recorded during the six months ended June 30, 2017, related to the Hanjin insurance claim.

Rail leasing

The increase in storage, handling and other expenses for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily attributable to a $0.4 million increase in storage and handling expenses as the size of the railcar fleet increased and utilization decreased by 5%, between the two periods, as well as a $0.4 million increase in repair related costs.

Gain on sale of used rental equipment

	Six Months Ended June 30,		Increase
($ in thousand)	2018	2017	Amount	Percent
Container leasing	$4,897	$870	$4,027	463%
Rail leasing	17	6	11	181%
	$4,914	$876	$4,038	461%

Container leasing

While we sold approximately 50% fewer CEUs of used containers during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, there was a significant increase in the average sales per unit, which reflected the recovery in the new equipment prices in the last twelve months as well as a limited supply of sued equipment.

Administrative expenses

	Six Months Ended June 30,		Increase
($ in thousand)	2018	2017	Amount	Percent
Container leasing	$12,750	$10,762	$1,988	18%
Rail leasing	2,565	2,396	169	7%
Logistics	8,086	7,273	813	11%
	$23,401	$20,431	$2,970	15%

Container leasing

The increase in administrative expenses for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily attributable to a $0.6 million increase in payroll-related costs, largely due to increased incentive compensation, a $0.4 million increase in rent expense between the two periods, and a $0.6 million reduction in contingent consideration liability related to acquisitions recorded during the six months ended June 30, 2017.

Rail leasing

Administrative expenses of $2.6 million for the six months ended June 30, 2018 remained relatively consistent with administrative expenses of $2.4 million for the six months ended June 30, 2018.

Logistics

The increase in administrative expenses of $0.5 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily caused by an increase of $0.5million in payroll related costs due to additional headcount.

Other expenses

	Six Months Ended June 30,		Increase
($ in thousand)	2018	2017	Amount	Percent
Net interest expense	$35,339	$23,957	$11,382	48%
Other expense	394	202	192	95%
	$35,733	$24,159	$11,574	48%

Net interest expense

The increase in net interest expense for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was due primarily to an increase in the average loan principal balance between the two periods, as we continue to increase borrowings to finance the acquisition of additional rental equipment, as well as an increase in the average interest rate on our outstanding debt, caused by an increase in LIBOR, from approximately 3.0% to 3.6%.

Other expense

Other expense, representing a loss on foreign exchange of $0.4 million for the six months ended June 30, 2018, increased $0.2 million from $0.2 million for the six months ended June 30, 2017, primarily as a result of movements in the U.S. Dollar exchange rate against the Euro.

Income tax expense

	Six Months Ended June 30,		Increase
($ in thousand)	2018	2017	Amount	Percent
Income tax expense	$1,467	$650	$817	126%

The estimated effective tax rate at June 30, 2018 was 3.8%, compared to 3.5% at June 30, 2017. The increase in estimated effective tax rate at June 30, 2018 was primarily caused by an increase in the amount of interest income generated by foreign direct finance leases subject to both foreign and U.S. income tax.

Preferred stock dividends

	Six Months Ended June 30,		Increase
($ in thousand)	2018	2017	Amount	Percent
Preferred stock dividends	$1,169	$-	$1,169	100%

An accrual for preferred stock dividends of $1.2 million was recorded in the six months ended June 30, 2018 as a result of 2.2. million shares of Series A Preferred Stock being issued and sold in 2018. See Note 12 to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information related to our Series A Preferred Stock.

Liquidity and Capital Resources

As of June 30, 2018, we had cash and cash equivalents of $61.9 million, including $24.3 million of cash held by variable interest entities (VIEs). Our principal sources of liquidity are cash in-flows provided by operating activities, proceeds from the sale of rental equipment, borrowings from financial institutions, and equity and debt offerings. Our cash in-flows are used to finance capital expenditures and meet debt service requirements.

As of June 30, 2018, our outstanding indebtedness and current maximum borrowing level was as follows (in thousands):

	Current	Current
	Amount	Maximum
	Outstanding	Borrowing Level
Revolving credit facilities	$652,367	$1,629,215
Term loans	294,353	294,353
Senior secured notes	61,940	61,940
Asset-backed notes	747,908	747,908
Collateralized financing obligations	96,426	96,426
Term loans held by VIE	2,371	2,371
	1,855,365	2,832,213
Debt issuance costs	(16,274)	-
Total	$1,839,091	$2,832,213

As of June 30, 2018, we had $976.7 million in availability under our revolving credit facilities (net of $0.1 million in letters of credit), subject to our ability to meet the collateral requirements under the agreements governing the facilities. Based on the borrowing base and collateral requirements at June 30, 2018, the borrowing availability under our revolving credit facilities was $117.1 million, assuming no additional contributions of assets.

On February 28, 2018, CAL Funding III Limited (CAL Funding III), our wholly-owned indirect subsidiary, issued $332.0 million of 4.0% Class A fixed rate asset-backed notes and $16.9 million of 4.8% Class B fixed rate asset-backed notes (collectively, the Series 2018-1 Asset-Backed Notes). Principal and interest on the Series 2018-1 Asset-Backed Notes is payable monthly commencing on March 26, 2018, with the Series 2018-1 Asset-Backed Notes maturing in February 2028. The proceeds were used for general corporate purposes, including repayment of outstanding debt.

On April 19, 2018, we entered into a $30.0 million five-year term loan agreement with a bank. The loan is payable in 19 quarterly installments of $0.5 million starting July 31, 2018 and a final payment of $21.5 million on April 30, 2023. The loan bears interest at a variable rate based on LIBOR.

On June 27, 2018, we entered into an amendment to our Third Amended and Restated Revolving Credit Agreement, pursuant to which our senior revolving credit facility was amended to, among other things, increase the commitment level from $960 million to $1.1 billion, with the ability to increase the revolving credit facility by an additional $250.0 million without lender approval, subject to certain conditions. The amendment also extended the maturity date of the revolving credit facility to June 23, 2023 and revised certain covenants, restrictions and events of default to provide us with additional flexibility, including an increase in the maximum total leverage ratio from 3.75:1.00 to 4.00:1.00, subject to certain conditions.

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

In addition to customary events of default, the agreements governing our indebtedness contain restrictive covenants, including limitations on certain liens, indebtedness and investments.  In addition, the agreements governing our indebtedness contain various restrictive financial and other covenants.  The financial covenants in the agreements governing our indebtedness require us to maintain: (1) in the case of our debt facilities, a consolidated funded debt to consolidated tangible net worth ratio of no more than 3.75:1.00, and in the case of our asset-backed notes, of no more than 4.50:1.00; and (2) in the case of our debt facilities, a fixed charge coverage ratio of at least 1.20:1.00, and in the case of our asset-backed notes, of at least 1.10:1.00. As of June 30, 2018, we were in compliance with all of the applicable debt covenants.

Cash Flows

The following table sets forth certain cash flow information for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017
Net income	$37,435	$17,910
Net income adjusted for non-cash items	97,266	75,717
Changes in working capital	(18,854)	(12,671)
Net cash provided by operating activities	78,412	63,046
Net cash used in investing activities	(227,653)	(84,076)
Net cash provided by (used in) financing activities	163,928	(153)
Effect on cash of foreign currency translation	(20)	35

Net increase (decrease) in cash and restricted cash	14,667	(21,148)
Cash and restricted cash at beginning of period	47,209	52,326
Cash and restricted cash at end of period	$61,876	$31,178

Operating Activities Cash Flows

Net cash provided by operating activities was $78.4 million for the six months ended June 30, 2018, an increase of $15.4 million compared to $63.0 million for the six months ended June 30, 2017. The increase was due to a $21.5 million increase in net income as adjusted for depreciation, amortization and other non-cash items, partially offset by a $6.2 million increase in our net working capital adjustments. The increase in net income as adjusted for non-cash items was primarily due to an increase of $19.5 million in net income and an increase of $3.1 million in depreciation expense, partially offset by a $4.0 million increase in the gain on sale of used rental equipment. Net working capital used in operating activities of $18.9 million in the six months ended June 30, 2018, was due to a $14.2 million increase in accounts receivable, primarily caused by an increase in lease and logistics activity, a $2.1 million increase in prepaid expenses and other assets, and a $1.9 million increase in accounts payable, accrued expenses and other liabilities, primarily caused by the timing of payments. Net working capital used in operating activities of $12.7 million in the six months ended June 30, 2017, was due to a $5.6 million increase in accounts receivable, primarily caused by an increase in lease and logistics activity, a $1.8 million increase in prepaid expenses and other assets, primarily due to an increase in the insurance receivable related to the Hanjin bankruptcy, a $3.6 million decrease in accounts payable, accrued expenses and other liabilities, primarily caused by the timing of payments, and a $1.7 million decrease in unearned revenue, primarily due a decrease in deferred payments for a Rail contract.

Investing Activities Cash Flows

Net cash used in investing activities was $227.7 million for the six months ended June 30, 2018, an increase of $143.6 million compared to $84.1 million for the six months ended June 30, 2017. The increase in cash usage was primarily attributable to a $143.4 million increase in the purchase of rental equipment.

Financing Activities Cash Flows

Net cash provided by financing activities was $163.9 million for the six months ended June 30, 2018, an increase of $164.1 million compared to net cash used in financing activities of $0.2 million for the six months ended June 30, 2017. During the six months ended June 30, 2018, our net cash inflow from borrowings was $141.4 million compared to a net cash outflow of $0.9 million for the six months ended June 30, 2017, which reflected an increase in net borrowings used for the acquisition of rental equipment during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase was also a result of a $56.7 million increase in proceeds received from the issuance of common stock and Series A Preferred Stock during the six months ended June 30, 2018, partially offset by a $27.9 million repurchase of common stock and a $6.2 million increase in debt issuance costs during the six months ended June 30, 2018.

Equity Transactions

Stock Repurchase Plan

In December 2015, we announced that our Board of Directors had approved the repurchase of up to one million shares of our outstanding common stock. In February 2016, our Board of Directors approved a one million share increase in the previously approved share repurchase program, bringing the total authorized for repurchase to two million shares of our outstanding common stock. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs and other factors. Stock repurchases may be made in the open market, block trades or privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. As of June 30, 2018, approximately 0.8 million shares remained available for repurchase under our stock repurchase plan.

In May 2018, we purchased, and subsequently cancelled, 1.2 million shares of its common stock, from an affiliate of Andrew S. Ogawa in a privately-negotiated transaction. Mr. Ogawa is a member of our Board of Directors. The stock was purchased at a price of $22.81 per share, which represented a 2% discount to the closing price on the date of purchase.

Common Stock At-the-Market (ATM) Offering Program

In October 2017, we commenced an ATM offering program with respect to our common stock, which allows us to issue and sell up to 2.0 million shares of our common stock. During the six months ended June 30, 2018, we issued 100,000 shares of common stock under the ATM offering program for net proceeds of $2.7 million. We paid commissions to the sales agent of $0.1 million in connection with the sales of common stock under this ATM offering program during the six months ended June 30, 2018. We did not issue and sell any shares of common stock under this ATM offering during the three months ended June 30, 2018. The net proceeds were used for general corporate purposes. As of June 30, 2018, we have remaining capacity to issue up to approximately 1.0 million of additional shares of common stock under this  ATM offering program.

Series A Preferred Stock Underwritten Offering

In March 2018, we completed an underwritten public offering of 1,600,000 shares of our 8.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock, par value $0.0001 per share and liquidation preference $25.00 per share (Series A Preferred Stock), resulting in net proceeds to us of approximately $38.3 million, after deducting the underwriting discount and other offering expenses.

In April 2018, we sold an additional 170,900 shares of our Series A Preferred Stock upon the exercise by the underwriters of their option to purchase additional Series A Preferred Stock, resulting in net proceeds to us of approximately $4.1 million, after deducting the underwriting discount.

See Note 12 to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information related to our Series A Preferred Stock.

Series A Preferred Stock ATM Offering Program

In May 2018, we commenced an ATM offering program with respect to our Series A Preferred Stock, which allows us to issue and sell up to 2.2 million shares of our Series A Preferred Stock. During the three months ended June 30, 2018, we issued 428,710 shares of Series A Preferred Stock under the ATM offering program for net proceeds of $10.5 million. We paid commissions to the sales agent of $0.2 million in connection with the sales of Series A Preferred Stock under this ATM offering program during the three months ended June 30, 2018. The net proceeds were used for debt repayment and general corporate purposes. We have remaining capacity to issue up to approximately 1.8 million of additional shares of Series A Preferred Stock under this ATM program.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments by due date as of June 30, 2018 (in thousands):

	Payments Due by Period
		Less than	1-2	2-3	3-4	4-5	More than
	Total	1 year	years	years	years	years	5 years
Total debt obligations:
Revolving credit facilities	$652,367	$5,500	$-	$324,867	$-	$322,000	$-
Term loans	294,353	21,876	120,273	91,518	37,886	22,800	-
Senior secured notes	61,940	6,110	6,110	6,110	6,110	37,500	-
Asset-backed notes	747,908	100,197	100,197	100,197	100,197	83,072	264,048
Collateralized financing obligations	96,427	28,407	33,058	27,969	6,992	-	-
Term loans held by VIE	2,371	1,829	542	-	-	-	-
Interest on debt and capital lease obligations (1)	243,362	64,212	56,984	42,819	30,877	25,676	22,795
Rental equipment payable	184,258	184,258	-	-	-	-	-
Rent, office facilities and equipment	4,505	2,370	1,079	431	342	143	140
Equipment purchase commitments - Containers	179,698	179,698	-	-	-	-	-
Equipment purchase commitments - Rail	61,401	61,401	-	-	-	-	-
Total contractual obligations	$2,528,589	$655,859	$318,242	$593,911	$182,404	$491,191	$286,982

(1)

Our estimate of interest expense commitment includes $87.3 million relating to our revolving credit facilities, $25.9 million relating to our term loans, $11.0 million relating to our senior secured notes, $117.0 million relating to our asset back notes, $2.1 million relating to our collateralized financing obligations, and $0.1 million relating to our term loans held by VIE. The calculation of interest commitment related to our debt assumes the following weighted-average interest rates as of June 30, 2018: revolving credit facilities, 3.7%; term loans, 3.8%; senior secured notes, 4.9%; asset-backed notes, 3.8%; collateralized financing obligations, 1.2%; and term loans held by VIE, 3.0%. These calculations assume that weighted-average interest rates will remain at the same level over the next five years. We expect that interest rates will vary over time based upon fluctuations in the underlying indexes upon which these rates are based.

Off-Balance Sheet Arrangements

As of June 30, 2018, we had no material off-balance sheet arrangements or obligations that have or are reasonably likely to have a current or future effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Critical Accounting Policies and Estimates

Except for the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), there have been no changes to our critical accounting policies during the six months ended June 30, 2018. See Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 27, 2018.

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

Foreign Exchange Rate Risk. Although we have significant foreign-based operations, the U.S. Dollar is our primary operating currency. Thus, most of our revenue and expenses are denominated in U.S. Dollars. We have equipment sales in British Pound Sterling, Euros and Japanese Yen and incur overhead costs in foreign currencies, primarily in British Pound Sterling and Euros. During the six months ended June 30, 2018, the U.S. Dollar increased in value in relation to other major foreign currencies (such as the Euro and British Pound Sterling). The increase in the U.S. Dollar has increased our revenues and expenses denominated in foreign currencies. However, the associated decrease in the value of certain foreign currencies as compared to the U.S. Dollar will also cause  assets held at some of our foreign subsidiaries to decrease in value relative to the US dollar. For the six months ended June 30, 2018, we recognized a loss on foreign exchange of $0.4 million. A 10% change in foreign exchange rates would not have a material impact on our financial position, results of operations or cash flows.

Interest Rate Risk. The nature of our business exposes us to market risk arising from changes in interest rates to which our variable-rate debt is linked. As of June 30, 2018, the principal amount of debt outstanding under the variable-rate arrangements of our revolving credit facilities was $652.4 million. In addition, at June 30, 2018, we had balances on our variable-rate term loans of $294.4 million and our variable-rate term loans held by VIE of $2.4 million. As of June 30, 2018, our total outstanding variable-rate debt was $885.2 million, which represented 48% of our total debt at that date. The average interest rate on our variable-rate debt was 3.7% as of June 30, 2018, based on LIBOR plus a margin based on certain conditions set forth in our debt agreements.

A 1.0% increase or decrease in underlying interest rates for these debt obligations would increase or decrease interest expense by approximately $8.8 million annually assuming debt remains constant at June 30, 2018 levels.

While we actively manage our interest exposure, we do not currently participate in hedging in the form of interest rate swaps or other derivative instruments to manage the market risks described above.

ITEM 4.  CONTROLS AND PROCEDURES

Management Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the Exchange Act), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2018 our disclosure controls and procedures were effective with respect to controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and are accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act) that occurred during the quarter ended June 30, 2018, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes to U.S. trade policy, tariff and import/export regulations may have a material adverse effect on our business, financial condition and results of operations.

Changes in U.S. or international, political, regulatory and economic conditions or in laws and policies governing foreign trade and investment in the territories or countries where we currently conduct our business, could adversely affect our business. The U.S. presidential administration has instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., including various types of metal shipping containers manufactured in China (including container types that we own in our fleet), economic sanctions on corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business.

As a result of recent policy changes of the U.S. presidential administration and recent U.S. government proposals, there may be greater restrictions and economic disincentives on international trade. The new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods. We do a significant amount of business that would be impacted by changes to the trade policies of the U.S. and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the global demand for our products and services, and as a result, could have an adverse effect on our business, financial condition and results of operations.

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

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of CAI International, Inc., dated June 4, 2018 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 5, 2018).

3.3

Certificate of Designations of Rights and Preferences of 8.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock, dated March 28, 2018 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 28, 2018).

3.4	Amended and Restated Bylaws of CAI International, Inc. (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on March 10, 2009).
10.1

Stock Repurchase Agreement, dated May 1, 2018, between CAI International, Inc. and the Ogawa Family Trust dated 7/6/98 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 1, 2018).

10.2

At the Market Issuance Sales Agreement, dated May 2, 2018, between CAI International, Inc. and B. Riley FBR, Inc. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on May 2, 2018).

10.3

Amendment No. 6 to Third Amended and Restated Revolving Credit Agreement, dated June 26, 2018, by and among CAI International, Inc., Container Applications Limited, the guarantors named therein, Bank of America, N.A., as a lender and administrative agent, the other lending institutions party thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”), MUFG Union Bank, N.A. and Wells Fargo Bank, N.A., as syndication agents, Merrill Lynch, as lead arranger and book runner, and ABN AMRO Capital USA, LLC, Compass Bank, Bank of Montreal, Royal Bank of Canada and PNC Bank, National Association, as documentation agents (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 28, 2018).

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
101

The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAI International, Inc.
(Registrant)

August 3, 2018	/s/ VICTOR M. GARCIA
Victor M. Garcia
President and Chief Executive Officer
(Principal Executive Officer)

August 3, 2018	/s/ TIMOTHY B. PAGE
Timothy B. Page
Chief Financial Officer
(Principal Financial and Accounting Officer)