Form 10-Q
period 2018-09-30
CAI International, Inc.
filed 2018-11-02
CIK 1388430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark of the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common	October 31, 2018
Common Stock, $.0001 par value per share	19,306,202 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAI INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

(UNAUDITED)

	September 30,	December 31,
	2018	2017
Assets
Current assets
Cash	$14,550	$14,735
Cash held by variable interest entities	23,779	20,685
Accounts receivable, net of allowance for doubtful accounts of $1,455 and
$1,440 at September 30, 2018 and December 31, 2017, respectively	83,698	68,324
Current portion of net investment in direct finance leases	74,637	30,063
Prepaid expenses and other current assets	2,600	4,258
Total current assets	199,264	138,065
Restricted cash	31,634	11,789
Rental equipment, net of accumulated depreciation of $575,866 and
$505,546 at September 30, 2018 and December 31, 2017, respectively	2,299,955	2,004,961
Net investment in direct finance leases	444,741	246,450
Goodwill	15,794	15,794
Intangible assets, net of accumulated amortization of $4,946 and
$3,407 at September 30, 2018 and December 31, 2017, respectively	6,184	7,723
Furniture, fixtures and equipment, net of accumulated depreciation of $3,303 and
$3,201 at September 30, 2018 and December 31, 2017, respectively	619	338
Other non-current assets	974	3,008
Total assets (1)	$2,999,165	$2,428,128

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$6,269	$7,831
Accrued expenses and other current liabilities	18,882	15,706
Due to container investors	993	1,845
Unearned revenue	8,345	7,811
Current portion of debt	194,563	132,049
Rental equipment payable	257,947	92,415
Total current liabilities	486,999	257,657
Debt	1,777,420	1,570,773
Deferred income tax liability	38,277	35,853
Total liabilities (2)	2,302,696	1,864,283

Stockholders' equity
Preferred stock, par value $.0001 per share; authorized 10,000,000 and 5,000,000 shares at
September 30, 2018 and December 31, 2017, respectively:
8.50% Series A fixed-to-floating rate cumulative redeemable perpetual preferred stock, issued and outstanding 2,199,610 and 0 shares at September 30, 2018 and December 31, 2017,
respectively, at liquidation preference	54,990	-
8.50% Series B fixed-to-floating rate cumulative redeemable perpetual preferred stock, issued and outstanding 1,955,000 and 0 shares at September 30, 2018 and December 31, 2017,
respectively, at liquidation preference	48,875	-
Common stock, par value $.0001 per share; authorized 84,000,000 shares; issued and outstanding
19,306,202 and 20,390,622 shares at September 30, 2018 and December 31, 2017, respectively	2	2
Additional paid-in capital	145,069	172,325
Accumulated other comprehensive loss	(6,379)	(6,122)
Retained earnings	453,912	397,640
Total stockholders' equity	696,469	563,845
Total liabilities and stockholders' equity	$2,999,165	$2,428,128

(1)

Total assets at September 30, 2018 and December 31, 2017 include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash, $23,779 and $20,685; Net investment in direct finance leases, $9,375 and $4,423; and Rental equipment, net of accumulated depreciation, $73,110, and $61,842, respectively.

(2)

Total liabilities at September 30, 2018 and December 31, 2017 include the following VIE liabilities for which the VIE creditors do not have recourse to CAI International, Inc.: Current portion of debt, $39,302 and $22,549; Debt, $65,717 and $72,727, respectively.

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
Container lease revenue	$75,331	$61,870	$208,298	$169,784
Rail lease revenue	8,759	7,279	26,982	23,459
Logistics revenue	31,362	21,012	81,251	61,116
Total revenue	115,452	90,161	316,531	254,359

Operating expenses
Depreciation of rental equipment	31,272	27,788	89,521	82,814
Storage, handling and other expenses	3,514	3,506	10,227	16,651
Logistics transportation costs	27,541	17,855	70,536	51,608
Gain on sale of used rental equipment	(2,625)	(1,663)	(7,539)	(2,539)
Administrative expenses	12,869	10,781	36,270	31,212
Total operating expenses	72,571	58,267	199,015	179,746

Operating income	42,881	31,894	117,516	74,613

Other expenses
Net interest expense	19,783	13,959	55,122	37,916
Other expense	116	449	510	651
Total other expenses	19,899	14,408	55,632	38,567

Income before income taxes	22,982	17,486	61,884	36,046
Income tax expense (benefit)	1,228	(101)	2,695	549

Net income	21,754	17,587	59,189	35,497
Preferred stock dividends	1,748	-	2,917	-
Net income attributable to CAI common stockholders	$20,006	$17,587	$56,272	$35,497

Net income per share attributable to CAI common stockholders
Basic	$1.04	$0.92	$2.85	$1.86
Diluted	$1.03	$0.90	$2.81	$1.83

Weighted average shares outstanding
Basic	19,214	19,180	19,741	19,108
Diluted	19,492	19,633	19,997	19,422

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income	$21,754	$17,587	$59,189	$35,497
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(19)	698	(257)	1,742
Comprehensive income before preferred stock dividends	21,735	18,285	58,932	37,239
Dividends on preferred stock	(1,748)	-	(2,917)	-
Comprehensive income available to CAI common stockholders	$19,987	$18,285	$56,015	$37,239

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income	$59,189	$35,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	89,635	83,088
Amortization of debt issuance costs	3,173	2,400
Amortization of intangible assets	1,538	1,536
Stock-based compensation expense	2,101	1,539
Reduction in contingent consideration	-	(2,211)
Unrealized loss on foreign exchange	317	42
Gain on sale of used rental equipment	(7,539)	(2,539)
Deferred income taxes	2,424	393
Bad debt (recovery) expense	(14)	750
Changes in other operating assets and liabilities:
Accounts receivable	(7,305)	(10,715)
Prepaid expenses and other assets	(2,130)	(72)
Accounts payable, accrued expenses and other current liabilities	(901)	(5,887)
Due to container investors	(852)	(697)
Unearned revenue	(49)	(540)
Net cash provided by operating activities	139,587	102,584
Cash flows from investing activities
Purchase of rental equipment	(529,230)	(277,769)
Proceeds from sale of used rental equipment	44,373	48,863
Purchase of furniture, fixtures and equipment	(394)	(91)
Receipt of principal payments from direct finance leases	26,982	14,536
Net cash used in investing activities	(458,269)	(214,461)
Cash flows from financing activities
Proceeds from debt	1,302,912	556,544
Principal payments on debt	(1,025,954)	(448,436)
Debt issuance costs	(9,882)	(3,129)
Proceeds from issuance of common and preferred stock	103,681	-
Repurchase of common stock	(27,946)	-
Dividends paid to preferred stockholders	(1,376)	-
Exercise of stock options	24	1,362
Net cash provided by financing activities	341,459	106,341
Effect on cash of foreign currency translation	(23)	380
Net increase (decrease) in cash and restricted cash	22,754	(5,156)
Cash and restricted cash at beginning of the period (1)	47,209	52,326
Cash and restricted cash at end of the period (2)	$69,963	$47,170

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$378	$174
Interest	51,168	35,014
Supplemental disclosure of non-cash investing and financing activity
Transfer of rental equipment to direct finance lease	$271,938	$144,907
Transfer of direct finance lease to rental equipment	-	291
Rental equipment payable	257,947	190,180

(1)	Includes cash of $14,735 and $15,685, cash held by variable interest entities of $20,685 and $30,449, and restricted cash of $11,789 and $6,192 at December 31, 2017 and 2016, respectively.
(2)	Includes cash of $14,550 and $12,508, cash held by variable interest entities of $23,779 and $22,445, and restricted cash of $31,634 and $12,217 at September 30, 2018 and 2017, respectively.

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

The Company’s common stock, 8.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Stock and 8.50% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Stock are traded on the New York Stock Exchange under the symbols “CAI,” “CAI-PA” and “CAI-PB,” respectively. The Company’s corporate headquarters are located in San Francisco, California.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the financial statements of CAI International, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2018 and December 31, 2017, the Company’s results of operations for the three and nine months ended September 30, 2018 and 2017, and the Company’s cash flows for the nine months ended September 30, 2018 and 2017. The results of operations and cash flows for the periods presented are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2018 or in any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 27, 2018.

(2)  Accounting Policies and Recent Accounting Pronouncements

(a)  Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which supersedes previous revenue recognition guidance. Leasing revenue recognition is specifically excluded, and therefore, the new standard is only applicable to the Company’s logistics services agreements, management services agreements, and the sale of used rental equipment. The new standard defines a five-step process to achieve the core principle of ASU 2014-09, which is to recognize revenue when promised goods or services are transferred to customers in amounts that reflect the consideration the Company expects to receive in exchange for those goods or services. The Company adopted ASU 2014-09 effective January 1, 2018, which did not have a material impact on the Company’s consolidated financial statements and related disclosures. See Note 2(b) for further details.

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

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Except as described above, there were no changes to the Company’s accounting policies during the nine months ended September 30, 2018. See Note 2 to the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 27, 2018, for a description of the Company’s significant accounting policies.

(b)  Revenue Recognition

The Company provides a range of services to its customers incorporating the rental, sale and management of equipment and the provision of logistics services. Revenue for all forms of service is recognized when earned following the guidelines under FASB Accounting Standards Codification (ASC) Topic 606, Revenue Recognition and FASB ASC Topic 840, Leases. Revenue is reported net of any related sales tax.

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

Logistics Revenue

The Company’s logistics business derives its revenue from three principal sources: (1) truck brokerage services, (2) intermodal transportation services, and (3) international ocean freight and freight forwarding services. For truck brokerage services, which typically involve a short transit time, revenue is recognized when delivery has been completed due to the lack of reliable information to reasonably measure progress toward complete satisfaction of the performance obligation. For intermodal transportation services, which can take a longer time to complete, revenue is recognized over time by measuring progress toward complete satisfaction of the performance obligation, utilizing input methods. For any such services not completed as of the end of a reporting period, a percentage of completion method based on costs incurred to date is used to allocate the appropriate revenue to each separate reporting period. The Company provides international freight forwarding services as an indirect carrier, sometimes referred to as a Non-Vessel Operating Common Carrier. Due to the lack of reliable information to reasonably measure progress toward complete satisfaction of the performance obligation, revenue for these shipments is recognized at the time the freight departs the terminal of origin, which is when the customer is billed and the Company has no further obligation to the customer.

The Company reports logistics revenue on a gross basis as it is primarily responsible for fulfilling the promise to provide the specified service desired by the customer and has discretion in establishing the price for the specified service.

Unearned Revenue

The Company records unearned revenue when cash payments are received in advance of the Company satisfying its performance obligations.

Payment terms vary by customer and type of service. The term between invoicing and when payment is due is not significant. For certain customers or services, the Company may require payment before the services are delivered or performed for the customer.

Practical Expedients

The Company expenses sales commissions when incurred because the period of amortization would have been one year or less. These costs are recorded within administrative expenses.

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

Managed Container Funds

The fees earned by the Company for arranging, managing and establishing container funds are commensurate with the level of effort required to provide those services, and are at or above the same level of seniority as other operating liabilities of the funds that are incurred in the normal course of business. As such, the Company does not have a variable interest in the managed containers funds and does not consolidate those funds. No container portfolios were sold to the funds during the three and nine months ended September 30, 2018 and 2017.

Collateralized Financing Obligations

The Company has transferred containers to Japanese investor funds while concurrently entering into lease agreements for the same containers, under which the Company leases the containers back from the Japanese investors. In accordance with FASB ASC Topic 840-40, Sale-Leaseback Transactions, the Company concluded these were financing transactions under which sale-leaseback accounting was not applicable.

The terms of the transactions with container funds under financing arrangements include options for the Company to purchase the containers from the funds at a fixed price. As a result of the residual interest resulting from the fixed price call option, the Company concluded that it may absorb a significant amount of the variability associated with the funds’ anticipated economic performance and, as a result, the Company has a variable interest in the funds. The funds are considered VIEs under FASB ASC Topic 810, Consolidation, because, as lessee of the funds, the Company has the power to direct the activities that most significantly impact each entity’s economic performance, including the leasing and managing of containers owned by the funds. As the Company has the power to direct the activities that most significantly impact the economic performance of the VIEs and the variable interest provides the Company with the right to receive benefits from the entity that could potentially be significant to the funds, the Company determined that it is the primary beneficiary of these VIEs and included the VIEs’ assets and liabilities as of September 30, 2018, and December 31, 2017, and the results of the VIEs’ operations and cash flows for the three and nine months ended September 30, 2018 and 2017, in the Company’s consolidated financial statements.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The containers that were transferred to the Japanese investor funds had a net book value of $82.5 million as of September 30, 2018. The container equipment, together with $23.8 million of cash held by the investor funds that can only be used to settle the liabilities of the VIEs, has been included on the Company’s consolidated balance sheets with the related liability presented in the debt section of the Company’s consolidated balance sheets as collateralized financing obligations of $103.1 million and term loans held by VIE of $1.9 million. No gain or loss was recognized by the Company on the initial consolidation of the VIEs. Containers sold to the Japanese investor funds during the three months ended September 30, 2018 and 2017, had a net book value of $14.6 million and $6.0 million, respectively. Containers sold to the Japanese investor funds during the nine months ended September 30, 2018 and 2017, had a net book value of $29.8 million and $13.2 million, respectively.

(4)  Rental Equipment

The following table provides a summary of the Company’s rental equipment (in thousands):

	September 30,	December 31,
	2018	2017
Dry containers	$1,820,977	$1,533,063
Refrigerated containers	342,915	345,744
Other specialized equipment	207,563	160,529
Railcars	504,366	471,171
	2,875,821	2,510,507
Accumulated depreciation	(575,866)	(505,546)
Rental equipment, net of accumulated depreciation	$2,299,955	$2,004,961

(5)  Net Investment in Direct Finance Leases

The following table represents the components of the Company’s net investment in direct finance leases (in thousands):

	September 30,	December 31,
	2018	2017
Gross finance lease receivables (1)	$757,087	$412,489
Unearned income (2)	(237,709)	(135,976)
Net investment in direct finance leases	$519,378	$276,513

(1)

At the inception of the lease, the Company records the total minimum lease payments, executory costs, if any, and unguaranteed residual value as gross finance lease receivables. The gross finance lease receivables are reduced as customer payments are received. There was $64.8 million and $34.4 million unguaranteed residual value at September 30, 2018 and December 31, 2017, respectively, included in gross finance lease receivables. There were no executory costs included in gross finance lease receivables as of September 30, 2018 and December 31, 2017.

(2)

The difference between the gross finance lease receivables and the cost of the equipment or carrying amount at the lease inception is recorded as unearned income. Unearned income, together with initial direct costs, are amortized to income over the lease term so as to produce a constant periodic rate of return. There were no unamortized initial direct costs as of September 30, 2018 and December 31, 2017.

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

Tier 3— Customers in this category exhibit volatility in payments on a regular basis.

Based on the above categories, the Company's gross finance lease receivables were as follows (in thousands):

	September 30,	December 31,
	2018	2017
Tier 1	$645,856	$366,629
Tier 2	111,231	45,860
Tier 3	-	-
	$757,087	$412,489

Contractual maturities of the Company's gross finance lease receivables subsequent to September 30, 2018 for the years ending September 30 are as follows (in thousands):

2019	$114,346
2020	97,319
2021	77,996
2022	70,787
2023	68,946
2024 and thereafter	327,693
$757,087

(6)  Intangible Assets

The Company amortizes intangible assets on a straight line-basis over their estimated useful lives as follows:

Trademarks and tradenames	2-3 years
Customer relationships	5-8 years

The Company’s intangible assets as of September 30, 2018 and December 31, 2017 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2018
Trademarks and tradenames	$1,786	$(1,739)	$47
Customer relationships	9,344	(3,207)	6,137
	$11,130	$(4,946)	$6,184
December 31, 2017
Trademarks and tradenames	$1,786	$(1,411)	$375
Customer relationships	9,344	(1,996)	7,348
	$11,130	$(3,407)	$7,723

Amortization expense was $0.5 million and $0.4 million for the three months ended September 30, 2018 and 2017, respectively, and $1.5 million for both the nine months ended September 30, 2018 and 2017, and was included in administrative expenses in the consolidated statements of income.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of September 30, 2018, estimated future amortization expenses are as follows (in thousands):

2019	$1,654
2020	1,609
2021	1,609
2022	666
2023	475
2024 and thereafter	171
$6,184

(7)  Debt

Details of the Company’s debt as of September 30, 2018 and December 31, 2017 were as follows (dollars in thousands):

	September 30, 2018			December 31, 2017
	Outstanding		Average	Outstanding		Average
	Current	Long-term	Interest	Current	Long-term	Interest	Maturity

Revolving credit	$-	$146,000	3.9%	$-	$528,000	3.2%	June 2023
Revolving credit facility - Rail	-	306,000	3.7%	-	272,000	3.2%	October 2020
Revolving credit facility - Euro	-	19,733	2.0%	-	14,736	2.0%	September 2020
Term loan	1,800	27,750	4.3%	21,900	-	3.4%	April 2023
Term loan	6,750	107,250	3.8%	9,000	111,750	3.1%	October 2019
Term loan	7,000	77,250	4.0%	7,000	82,500	3.3%	June 2021
Term loan	1,230	15,598	3.4%	1,198	16,524	3.4%	December 2020
Term loan	2,882	41,388	3.6%	2,805	43,560	3.6%	August 2021
Senior secured notes	6,110	52,775	4.9%	6,110	58,885	4.9%	September 2022
Asset-backed notes 2012-1	17,100	52,725	3.5%	17,100	65,550	3.5%	October 2027
Asset-backed notes 2013-1	22,900	80,150	3.4%	22,900	97,325	3.4%	March 2028
Asset-backed notes 2017-1	25,307	196,129	3.7%	25,307	215,109	3.7%	June 2042
Asset-backed notes 2018-1	34,890	293,658	4.0%	-	-	-	February 2043
Asset-backed notes 2018-2	34,350	309,150	4.4%	-	-	-	September 2043
Collateralized financing obligations	37,388	65,717	1.1%	22,549	69,441	1.2%	September 2021
Term loans held by VIE	1,914	-	3.0%	-	3,286	2.7%	June 2019
	199,621	1,791,273		135,869	1,578,666
Debt issuance costs	(5,058)	(13,853)		(3,820)	(7,893)
Total Debt	$194,563	$1,777,420		$132,049	$1,570,773

The Company maintains its revolving credit facilities to finance the acquisition of rental equipment and for general working capital purposes. As of September 30, 2018, the Company had $1,157.2 million in total availability under its revolving credit facilities (net of $0.1 million in letters of credit) subject to the Company’s ability to meet the collateral requirements under the agreements governing the facilities. Based on the borrowing base and collateral requirements at September 30, 2018, the borrowing availability under the Company’s revolving credit facilities was $151.9 million, assuming no additional contributions of assets.

On February 28, 2018, CAL Funding III Limited (CAL Funding III), a wholly-owned indirect subsidiary of CAI, issued $332.0 million of 4.0% Class A fixed rate asset-backed notes and $16.9 million of 4.8% Class B fixed rate asset-backed notes (collectively, the Series 2018-1 Asset-Backed Notes). Principal and interest on the Series 2018-1 Asset-Backed Notes is payable monthly commencing on March 26, 2018, with the Series 2018-1 Asset-Backed Notes maturing in February 2043. The proceeds were used for general corporate purposes, including repayment of debt by the Company.

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

On September 19, 2018, CAL Funding III issued $331.5 million of 4.3% Class A fixed rate asset-backed notes and $12.0 million of 5.2% Class B fixed rate asset-backed notes (collectively, the Series 2018-2 Asset-Backed Notes). Principal and interest on the Series 2018-2 Asset-Backed Notes is payable monthly commencing on October 25, 2018, with the Series 2018-2 Asset-Backed Notes maturing on September 25, 2043. The proceeds were used for general corporate purposes, including repayment of debt.

On October 18, 2018, the Company entered into a $100.0 million five-year term loan agreement with a bank. The loan is payable in 20 quarterly installments of $1.5 million starting December 20, 2018 and a final payment of $70.0 million on October 18, 2023. The outstanding principal amounts under the loan bear interest at a fixed rate per annum of 4.6%.

On October 22, 2018, CAI Rail, Inc. (CAI Rail), a wholly owned subsidiary of the Company, entered into a Third Amended and Restated Revolving Credit Agreement, pursuant to which CAI Rail’s revolving credit facility was amended to, among other things, (i) increase the commitment level from $500 million to $550 million, with the ability to increase the facility by an additional $150 million, subject to certain conditions, (ii) extend the maturity date from October 22, 2020 to October 23, 2023, and (iii) revise certain covenants, restrictions and events of default to provide the Company with additional flexibility, including an increase in the maximum total leverage ratio from 3.75:1.00 to 4.00:1.00, subject to certain conditions.

The agreements relating to all of the Company’s debt contain various financial and other covenants. As of September 30, 2018, the Company was in compliance with all of its financial and other covenants.

For further information on the Company’s debt instruments, see Note 10 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 27, 2018.

(8)  Stock–Based Compensation Plan

Stock Options

The Company may grant stock options from time to time to certain employees and independent directors pursuant to its 2007 Equity Incentive Plan, as amended (Plan). Under the Plan, a maximum of 3,421,980 share awards may be granted.

Stock options granted to employees have a vesting period of four years from the grant date, with 25% vesting after one year, and 1/48th vesting each month thereafter until fully vested. Stock options granted to independent directors vest in one year. All of the stock options have a contractual term of ten years.

The following table summarizes the Company’s stock option activities for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018		2017
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Options outstanding at January 1	859,560	$16.44	1,428,255	$16.31
Options granted	-	$-	230,500	$16.80
Options exercised	(9,393)	$14.76	(240,173)	$11.40
Options outstanding at September 30	850,167	$16.46	1,418,582	$17.22
Options exercisable	625,263	$17.54	975,087	$18.24
Weighted average remaining term	6.0 years		5.0 years

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2018 and 2017 was $0.1 million and $2.2 million, respectively. The aggregate intrinsic value of all options outstanding as of September 30, 2018 was $5.7 million based on the closing price of the Company’s common stock of $22.87 per share on September 28, 2018, the last trading day of the quarter.

The Company recognized stock-based compensation expense relating to stock options of $0.2 million and $0.4 million for the three months ended September 30, 2018 and 2017, respectively, and $1.0 million and $1.2 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, the remaining unamortized stock-based compensation cost relating to stock options granted to the Company’s employees and independent directors was approximately $1.5 million, which is to be recognized over the remaining weighted average vesting period of approximately 2.0 years.

The Company did not grant any stock options in the nine months ended September 30, 2018. The fair value of stock options granted to the Company’s employees and independent directors was estimated using the Black-Scholes-Merton pricing model using the following weighted average assumptions:

	Nine Months Ended
	September 30,
	2018	2017
Stock price	$-	$16.80
Exercise price	$-	$16.80

Expected term (years)	-	5.50 - 6.25
Expected volatility (%)	-	56.40 - 57.50
Risk-free interest rate (%)	-	1.77 - 2.14
Dividend yield (%)	-	-

The expected option term is calculated using the simplified method in accordance with SEC guidance. The expected volatility was derived from the average volatility of the Company’s common stock over a period approximating the expected term of the options. The risk-free rate is based on the daily U.S. Treasury yield curve with a term approximating the expected term of the options. No forfeiture rate was estimated on all options granted during the nine months ended September 30, 2017, as the Company accounts for forfeitures as they occur.

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

The following table summarizes the activity of restricted stock and performance stock under the Plan:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2017	78,542	$14.92
Granted	154,165	$22.48
Vested	(29,982)	$16.52
Outstanding at September 30, 2018	202,725	$20.43

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company recognized $0.5 million and $0.1 million of stock-based compensation expense relating to restricted stock and performance stock awards for the three months ended September 30, 2018 and 2017, respectively, and $1.1 million and $0.4 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, unamortized stock-based compensation expense relating to restricted stock and performance stock was $3.2 million, which will be recognized over the remaining average vesting period of 2.4 years.

Stock-based compensation expense is recorded as a component of administrative expenses in the Company’s consolidated statements of income with a corresponding credit to additional paid-in capital in the Company’s consolidated balance sheets.

(9)  Income Taxes

The consolidated income tax expense for the three and nine months ended September 30, 2018 and 2017, was determined based upon estimates of the Company’s consolidated annual effective income tax rate for the years ending December 31, 2018 and 2017, respectively. The difference between the consolidated annual effective income tax rate and the U.S. federal statutory rate is primarily attributable to foreign income taxes, state income taxes and the effect of certain permanent differences.

The Company’s estimated effective tax rate was 4.4% at September 30, 2018, compared to 1.5% at September 30, 2017.

The Company accounts for uncertain tax positions based on an evaluation as to whether it is more likely than not that a position will be sustained on audit, including resolution of any related appeals or litigation processes. This evaluation is based on all available evidence and assumes that the appropriate tax authorities have full knowledge of all relevant information concerning the tax position. Once it has been determined that a tax position is more likely than not to be sustained on its technical merits, the tax benefit recognized is based on the largest amount that is greater than 50% likely of being realized upon ultimate settlement. As of September 30, 2018, the Company had unrecognized tax benefits of $0.3 million, which if recognized, would reduce the Company’s effective tax rate. Total accrued interest relating to unrecognized tax benefits was less than $0.1 million as of September 30, 2018. The Company does not believe the total amount of unrecognized tax benefits as of September 30, 2018 will change for the remainder of 2018.

The Company was notified on May 1, 2017 that its 2015 federal income tax return was selected for examination. The examination was concluded on June 20, 2018 with no impact to tax expense.

(10)  Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s asset-backed notes of $1,066.4 million, collateralized financing obligations of $103.1 million and fixed-rate term loans of $61.1 million as of September 30, 2018 were estimated to have a fair value of approximately $1,049.6 million, $104.7 million and $59.8 million, respectively, based on the fair value of estimated future payments calculated using prevailing interest rates. The fair value of these financial instruments would be categorized as Level 2 in the fair value hierarchy. Management believes that the balances of the Company’s revolving credit facilities of $471.7 million, variable-rate term loans of $227.8 million, senior secured notes of $58.9 million and term loans held by VIE of $1.9 million approximate their fair values as of September 30, 2018. The fair value of these financial instruments would be categorized as Level 2 in the fair value hierarchy.

(11)  Commitments and Contingencies

In addition to its debt obligations described in Note 7 above, the Company had commitments to purchase approximately $61.4 million of containers and $62.2 million of railcars as of September 30, 2018, all in the twelve months ending September 30, 2019. The Company also utilizes certain office facilities and equipment under long-term non-cancellable operating lease agreements with total future minimum lease payments of approximately $5.1 million as of September 30, 2018.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(12)  Stockholders’ Equity

Common Stock At-the-Market (ATM) Offering Program

In October 2017, the Company commenced an ATM offering program with respect to its common stock, which allows the Company to issue and sell up to 2.0 million shares of its common stock. During the nine months ended September 30, 2018, the Company issued 100,000 shares of common stock under the ATM offering program for net proceeds of $2.8 million. The Company paid commissions to the sales agent of $0.1 million in connection with the sales of common stock under this ATM offering program during the nine months ended September 30, 2018. The net proceeds were used for general corporate purposes. The Company has remaining capacity to issue up to approximately 1.0 million of additional shares of common stock under this ATM offering program. The Company did not issue any shares under this ATM offering program during the three months ended September 30, 2018.

Series A Preferred Stock Underwritten Offering

In March 2018, the Company completed an underwritten public offering of 1,600,000 shares of its 8.5% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock, par value $0.0001 per share and liquidation preference $25.00 per share (Series A Preferred Stock), resulting in net proceeds to the Company of approximately $38.3 million, after deducting the underwriting discount and other offering expenses. Dividends on the Series A Preferred Stock accrue daily and are cumulative from and including the date of original issuance and are payable quarterly in arrears on the 15th day of each April, July, October and January. Dividends accrue at the Fixed Dividend Rate (as defined in the certificate of designations for the Series A Preferred Stock (Series A Certificate of Designations)) at an annual rate of 8.5% of the $25.00 liquidation preference per annum from, and including, the date of original issuance to, but not including, April 15, 2023. On and after April 15, 2023, dividends on the Series A Preferred Stock shall accrue at an annual rate equal to the sum of (a) Three-Month LIBOR (as defined in the Series A Certificate of Designations) as calculated on each applicable date and (b) 5.82% of the $25.00 liquidation preference per share of Series A Preferred Stock.  The Series A Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding up.

The Series A Preferred Stock becomes redeemable by the Company beginning April 25, 2023 for cash at a redemption price of $25.00 per share of Series A Preferred Stock, plus accrued but unpaid dividends thereon to, but not including, the date fixed for redemption. In addition, upon the occurrence of a Change of Control (as defined in the Series A Certificate of Designations), subject to certain restrictions, the Company may, at its option, upon not less than thirty (30) days’ nor more than sixty (60) days’ written notice, redeem the Series A Preferred Stock, in whole or in part, within one hundred twenty (120) days after the first date on which such Change of Control occurred, for cash at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends thereon to, but not including, the date fixed for redemption. There is no mandatory redemption of the Series A Preferred Stock or redemption at the option of the holders. Holders of the Series A Preferred Stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends on the Series A Preferred Stock for six or more quarterly periods (whether or not consecutive) or the Company fails to maintain the listing of the Series A Preferred Stock on a National Exchange (as defined in the Series A Certificate of Designations) for a period of 180 consecutive days.

In April 2018, the Company sold an additional 170,900 shares of Series A Preferred Stock upon the partial exercise by the underwriters of their option to purchase additional Series A Preferred Stock, resulting in net proceeds to the Company of approximately $4.1 million, after deducting the underwriting discount of $0.1 million.

Series A Preferred Stock ATM Offering Program

In May 2018, the Company commenced an ATM offering program with respect to its Series A Preferred Stock, which allows the Company to issue and sell up to 2.2 million shares of its Series A Preferred Stock. During the nine months ended September 30, 2018, the Company issued 428,710 shares of Series A Preferred Stock under the ATM offering program for net proceeds of $10.5 million. The Company paid commissions to the sales agent of $0.2 million in connection with the sales of Series A Preferred Stock under this ATM offering program during the nine months ended September 30, 2018. The net proceeds were used for repayment of debt and general corporate purposes. The Company has remaining capacity to issue up to approximately 1.8 million of additional shares of Series A Preferred Stock under this ATM offering program. The Company did not issue any shares under this ATM offering program during the three months ended September 30, 2018.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Series B Preferred Stock Underwritten Offering

In August 2018, the Company completed an underwritten public offering of 1,700,000 shares of its 8.5% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock, par value $0.0001 per share and liquidation preference $25.00 per share (Series B Preferred Stock), resulting in net proceeds to the Company of approximately $41.2 million, after deducting the underwriting discount. The Company sold an additional 255,000 shares of Series B Preferred Stock upon the exercise by the underwriters of their option to purchase additional Series B Preferred Stock, resulting in net proceeds to the Company of approximately $6.2 million, after deducting the underwriting discount of $0.2 million.

Dividends on the Series B Preferred Stock accrue daily and are cumulative from and including the date of original issuance and are payable quarterly in arrears on the 15th day of each January, April, July and October. Dividends accrue at the Fixed Dividend Rate (as defined in the Series B certificate of designations for the Series B Preferred Stock (Series B Certificate of Designations)) at an annual rate of 8.5% of the $25.00 liquidation preference per annum from, and including, the date of original issuance to, but not including, August 15, 2023. On and after August 15, 2023, dividends on the Series B Preferred Stock shall accrue at an annual rate equal to the sum of (a) Three-Month LIBOR (as defined in the Certificate of Designations) as calculated on each applicable date and (b) 5.69% of the $25.00 liquidation preference per share of Series B Preferred Stock.  The Series B Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding up.

The Series B Preferred Stock becomes redeemable by the Company beginning August 15, 2023 for cash at a redemption price of $25.00 per share of Series B Preferred Stock, plus accrued but unpaid dividends thereon to, but not including, the date fixed for redemption. In addition, upon the occurrence of a Change of Control (as defined in the Series B Certificate of Designations), subject to certain restrictions, the Company may, at its option, upon not less than thirty (30) days’ nor more than sixty (60) days’ written notice, redeem the Series B Preferred Stock, in whole or in part, within one hundred twenty (120) days after the first date on which such Change of Control occurred, for cash at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends thereon to, but not including, the date fixed for redemption. There is no mandatory redemption of the Series B Preferred Stock or redemption at the option of the holders. Holders of the Series B Preferred Stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends on the Series B Preferred Stock for six or more quarterly periods (whether or not consecutive) or the Company fails to maintain the listing of the Series B Preferred Stock on a National Exchange (as defined in the Series B Certificate of Designations) for a period of 180 consecutive days.

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

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables show condensed segment information for the three and nine months ended September 30, 2018 and 2017, reconciled to the Company’s income before income taxes as shown in its consolidated statements of income for such periods (in thousands):

	Three Months Ended September 30, 2018
	Container Leasing	Rail Leasing	Logistics	Total
Total revenue	$75,331	$8,759	$31,362	$115,452
Total operating expenses	32,723	5,789	34,059	72,571
Operating income (loss)	42,608	2,970	(2,697)	42,881
Net interest and other expenses (income)	15,931	3,973	(5)	19,899
Income (loss) before income taxes	$26,677	$(1,003)	$(2,692)	$22,982
Goodwill	$-	$-	$15,794	$15,794
Total assets	$2,481,010	$474,718	$43,437	$2,999,165
Purchase of rental equipment (1)	$251,670	$5,599	$-	$257,269

	Three Months Ended September 30, 2017
	Container Leasing	Rail Leasing	Logistics	Total
Total revenue	$61,870	$7,279	$21,012	$90,161
Total operating expenses	30,270	5,534	22,463	58,267
Operating income (loss)	31,600	1,745	(1,451)	31,894
Net interest and other expenses	11,537	2,871	-	14,408
Income (loss) before income taxes	$20,063	$(1,126)	$(1,451)	$17,486
Goodwill	$-	$-	$15,794	$15,794
Total assets	$1,910,899	$405,118	$40,140	$2,356,157
Purchase of rental equipment (1)	$132,405	$16,771	$-	$149,176

	Nine Months Ended September 30, 2018
	Container Leasing	Rail Leasing	Logistics	Total
Total revenue	$208,298	$26,982	$81,251	$316,531
Total operating expenses	95,153	18,721	85,141	199,015
Operating income (loss)	113,145	8,261	(3,890)	117,516
Net interest and other expenses (income)	44,284	11,364	(16)	55,632
Income (loss) before income taxes	$68,861	$(3,103)	$(3,874)	$61,884
Purchase of rental equipment (1)	$477,563	$51,667	$-	$529,230

	Nine Months Ended September 30, 2017
	Container Leasing	Rail Leasing	Logistics	Total
Total revenue	$169,784	$23,459	$61,116	$254,359
Total operating expenses	99,788	16,038	63,920	179,746
Operating income (loss)	69,996	7,421	(2,804)	74,613
Net interest and other expenses	30,346	8,220	1	38,567
Income (loss) before income taxes	$39,650	$(799)	$(2,805)	$36,046
Purchase of rental equipment (1)	$246,378	$31,391	$-	$277,769

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

The Company’s railcars, with a net book value of $464.8 million as of September 30, 2018, are used primarily to transport cargo within North America.

The following table represents the geographic allocation of revenue for the periods indicated based on customers’ primary domicile (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
United States	$41,921	$30,131	$113,688	$90,208
Switzerland	13,929	9,182	36,246	21,087
France	9,295	8,938	27,435	25,600
Korea	8,707	5,831	21,927	14,096
Singapore	5,987	5,345	16,725	14,669
Other Asia	4,326	16,283	38,106	47,813
Other Europe	14,636	11,815	40,794	32,904
Other International	16,651	2,636	21,610	7,982
Total revenue	$115,452	$90,161	$316,531	$254,359

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

The following table sets forth the reconciliation of basic and diluted net income per share for the three and nine months ended September 30, 2018 and 2017 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator
Net income attributable to CAI common stockholders	$20,006	$17,587	$56,272	$35,497
Denominator
Weighted-average shares used in per share computation - basic	19,214	19,180	19,741	19,108
Effect of dilutive securities:
Stock options and restricted stock	278	453	256	314
Weighted-average shares used in per share computation - diluted	19,492	19,633	19,997	19,422

Net income per share attributable to CAI common stockholders:
Basic	$1.04	$0.92	$2.85	$1.86
Diluted	$1.03	$0.90	$2.81	$1.83

The calculation of diluted earnings per share for the three months ended September 30, 2018 and 2017, excluded from the denominator 86,055 and 41,989 shares, respectively, of common stock options because their effect would have been anti-dilutive. The calculation of diluted earnings per share for the nine months ended September 30, 2018 and 2017, excluded from the denominator 158,495 and 822,226 shares, respectively, of common stock options because their effect would have been anti-dilutive.

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

The following tables show the composition of our fleet as of September 30, 2018 and 2017, and our average utilization for the three and nine months ended September 30, 2018 and 2017:

	As of September 30,
	2018	2017
Owned container fleet in TEUs	1,435,516	1,121,355
Managed container fleet in TEUs	75,872	83,086
Total container fleet in TEUs	1,511,388	1,204,441

Owned container fleet in CEUs	1,475,142	1,188,078
Managed container fleet in CEUs	69,134	75,596
Total container fleet in CEUs	1,544,276	1,263,674

Owned railcar fleet in units	7,489	6,795

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Average container fleet utilization in CEUs	99.2%	98.0%	99.2%	96.9%
Average owned container fleet utilization in CEUs	99.2%	98.2%	99.2%	97.1%
Average railcar fleet utilization	89.0%	89.3%	88.1%	91.0%

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

Utilization of containers is computed by dividing the average total units on lease during the period in CEUs, by the average total CEUs in our container fleet during the period. Utilization of railcars is computed by dividing the average number of railcars on lease during the period by the average total number of railcars in our fleet during the period. In both cases, the total fleet excludes new units not yet leased and off-hire units designated for sale. If new units not yet leased are included in the total fleet, utilization would be 96.6% and 97.1% for the total container fleet, 96.5% and 97.0% for the owned container fleet, and 84.0% and 79.1% for the railcar fleet, for the three and nine months ended September 30, 2018, respectively.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The following table summarizes our operating results for the three months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,		Increase
	2018	2017	Amount	Percent
Total revenue	$115,452	$90,161	$25,291	28%
Operating expenses	72,571	58,267	14,304	25%
Total other expenses	19,899	14,408	5,491	38%
Net income attributable to CAI common stockholders	20,006	17,587	2,419	14%

Total revenue for the three months ended September 30, 2018 increased $25.3 million, or 28%, compared to the three months ended September 30, 2017, due to a $13.5 million, or 22%, increase in container lease revenue, a $1.5 million, or 20%, increase in rail lease revenue and a $10.4 million, or 49%, increase in logistics revenue. Operating expenses for the three months ended September 30, 2018 increased $14.3 million, or 25%, compared to the three months ended September 30, 2017, as a result of a $9.7 million, or 54%, increase in logistics transportation costs, a $3.5 million, or 13%, increase in depreciation expense, and a $2.1 million, or 19%, increase in administrative expenses, partially offset by a $1.0 million, or 58%, increase in gain on sale of used rental equipment. Total other expenses for the three months ended September 30, 2018 increased $5.5 million, or 38%, compared with the three months ended September 30, 2017, primarily due to a $5.8 million, or 42%, increase in net interest expense. A dividend of $1.7 million on our preferred stock was recorded in the three months ended September 30, 2018, while we did not have any preferred stock outstanding in the three months ended September 30, 2017. The increase in revenue, partially offset by the increase in operating expenses, the increase in total other expenses, and the preferred stock dividend resulted in a $2.4 million, or 14%, increase in net income attributable to CAI common stockholders for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Container lease revenue

	Three Months Ended September 30,		Increase
($ in thousand)	2018	2017	Amount	Percent
Container lease revenue	$75,331	$61,870	$13,461	22%

The increase in container lease revenue for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was mainly attributable to a $14.3 million increase in rental revenue, primarily due to a 25% increase in the average number of CEUs of on-lease owned containers, partially offset by a $0.6 million decrease resulting from a 1% reduction in average owned container per diem rental rates.

Rail lease revenue

	Three Months Ended September 30,		Increase
($ in thousand)	2018	2017	Amount	Percent
Rail lease revenue	$8,759	$7,279	$1,480	20%

Rail lease revenue increased for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily as a result of a 20% increase in the average size of our on-lease railcar fleet during the last twelve months.

Logistics revenue and gross margin

	Three Months Ended September 30,		Increase
($ in thousand)	2018	2017	Amount	Percent
Logistics revenue	$31,362	$21,012	$10,350	49%
Logistics transportation costs	27,541	17,855	9,686	54%
Logistics gross margin	$3,821	$3,157	$664	21%

The increase in logistics revenue for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, was primarily due to an increase in freight rates in our intermodal and truck brokerage operations. Transportation costs increased at a slightly higher rate than revenue due primarily to increased volume in our lower margin intermodal business and resulted in a decrease in the gross margin percentage from 15.0% for the three months ended September 30, 2017 to 12.2% for the three months ended September 30, 2018.

Depreciation of rental equipment

	Three Months Ended September 30,		Increase
($ in thousand)	2018	2017	Amount	Percent
Container leasing	$27,735	$24,958	$2,777	11%
Rail leasing	3,537	2,830	707	25%
	$31,272	$27,788	$3,484	13%

Container leasing

The increase in depreciation expense for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily attributable to an increase in the average size of our owned container fleet during the last twelve months.

Rail leasing

The increase in depreciation expense for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily attributable to an 11% increase in the average size of the railcar fleet during the last twelve months, as well as an increase in the proportion of new railcars in the fleet.

Storage, handling and other expenses

	Three Months Ended September 30,		Increase/(Decrease)
($ in thousand)	2018	2017	Amount	Percent
Container leasing	$2,506	$1,952	$554	28%
Rail leasing	1,008	1,529	(521)	(34)%
Logistics	-	25	(25)	(100)%
	$3,514	$3,506	$8	0%

Container leasing

The increase in storage, handling and other expenses for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily attributable to $1.5 million of insurance proceeds recorded in 2017 related to repair costs associated with the previously reported Hanjin bankruptcy, partially offset by a $0.4 million decrease in storage charges resulting from a decrease in the average size of the off-lease fleet and a 1% increase in average utilization between the two periods, as well as a $0.5 million decrease in unit recovery costs as a result of insurance proceeds received in 2018 relating to the Hanjin bankruptcy.

Rail leasing

The decrease in storage, handling and other expenses for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily attributable to a decrease of $0.4 million in repair and maintenance expense due to the timing of repairs performed on our rail cars.

Gain (loss) on sale of used rental equipment

	Three Months Ended September 30,		Increase/(Decrease)
($ in thousand)	2018	2017	Amount	Percent
Container leasing	$2,633	$1,663	$970	58%
Rail leasing	(8)	-	(8)	(100)%
	$2,625	$1,663	$962	58%

Container leasing

While we sold approximately 6% fewer used containers during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, there was an increase of 52% in the average sales price per unit, which reflected the recovery in new equipment prices in the last twelve months as well as a limited supply of used equipment, and resulted in an increase in gain on sale of used rental equipment.

Administrative expenses

	Three Months Ended September 30,		Increase
($ in thousand)	2018	2017	Amount	Percent
Container leasing	$6,980	$5,425	$1,555	29%
Rail leasing	1,235	1,174	61	5%
Logistics	4,654	4,182	472	11%
	$12,869	$10,781	$2,088	19%

Container leasing

The increase in administrative expenses for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily attributable to a $1.6 million reduction in contingent consideration liability related to acquisitions that was recorded during the three months ended September 30, 2017.

Rail leasing

Administrative expenses for the three months ended September 30, 2018 remained consistent with the three months ended September 30, 2017.

Logistics

The increase in administrative expenses for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily attributable to a $0.7 million increase in payroll-related costs between the two periods due to additional headcount, partially offset by a $0.2 million decrease in bad debt expense.

Other expenses

	Three Months Ended September 30,		Increase/(Decrease)
($ in thousand)	2018	2017	Amount	Percent
Net interest expense	$19,783	$13,959	$5,824	42%
Other expense	116	449	(333)	(74)%
	$19,899	$14,408	$5,491	38%

Net interest expense

The increase in net interest expense for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was due primarily to an increase in the average loan principal balance between the two periods, as we continue to increase borrowings to finance the acquisition of additional rental equipment, as well as an increase in the average interest rate on our outstanding debt, caused by an increase in LIBOR, from approximately 3.1% to 3.8%.

Other expense

Other expense, representing a loss on foreign exchange of $0.1 million for the three months ended September 30, 2018, decreased $0.3 million from a loss of $0.4 million for the three months ended September 30, 2017, primarily as a result of movements in the U.S. Dollar exchange rate against the Euro.

Income tax expense

	Three Months Ended September 30,		Increase
($ in thousand)	2018	2017	Amount	Percent
Income tax expense (benefit)	$1,228	$(101)	$1,329	1,316%

The estimated effective tax rate at September 30, 2018 was 4.4% compared to 1.5% at September 30, 2017. The increase in estimated effective tax rate at September 30, 2018 was primarily caused by an increase in the amount of interest income generated by foreign direct finance leases subject to both foreign and U.S. income tax.

Preferred stock dividends

	Three Months Ended September 30,		Increase
($ in thousand)	2018	2017	Amount	Percent
Preferred stock dividends	$1,748	$-	$1,748	100%

An accrual for preferred stock dividends of $1.7 million was recorded in the three months ended September 30, 2018 as a result of 2.2 million shares of Series A Preferred Stock and 2.0 million shares of Series B Preferred Stock being issued and sold in 2018. We did not have any shares of preferred stock outstanding during the three months ended September 30, 2017. See Note 12 to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information related to our preferred stock.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The following table summarizes our operating results for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Nine Months Ended September 30,		Increase
	2018	2017	Amount	Percent
Total revenue	$316,531	$254,359	$62,172	24%
Operating expenses	199,015	179,746	19,269	11%
Total other expenses	55,632	38,567	17,065	44%
Net income attributable to CAI common stockholders	56,272	35,497	20,775	59%

Total revenue for the nine months ended September 30, 2018 increased $62.2 million, or 24%, compared to the nine months ended September 30, 2017, due to a $38.5 million, or 23%, increase in container lease revenue, a $3.5 million, or 15%, increase in rail lease revenue and a $20.1 million, or 33%, increase in logistics revenue. Operating expenses for the nine months ended September 30, 2018 increased $19.3 million, or 11%, compared to the nine months ended September  30, 2017, as a result of an $18.9 million, or 37%, increase in logistics transportation costs, a $6.7 million, or 8%, increase in depreciation expense, and a $5.1 million, or 16%, increase in administrative expenses, partially offset by a $6.4 million, or 39%, decrease in storage, handling and other expenses and a $5.0 million, or 197%, increase in gain on sale of used rental equipment. Total other expenses for the nine months ended September 30, 2018 increased $17.1 million, or 44%, compared with the nine months ended September 30, 2017, primarily due to a $17.2 million, or 45%, increase in net interest expense. A dividend of $2.9 million on our preferred stock was recorded in the nine months ended September 30, 2018, while we did not have any preferred stock outstanding in the nine months ended September 30, 2017. The increase in revenue, partially offset by the increases in operating expenses, total other expenses and the dividend on our preferred stock, resulted in a $20.8 million, or 59%, increase in net income attributable to CAI common stockholders for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Container lease revenue

	Nine Months Ended September 30,		Increase
($ in thousand)	2018	2017	Amount	Percent
Container lease revenue	$208,298	$169,784	$38,514	23%

The increase in container lease revenue for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was mainly attributable to a $42.8 million increase in rental revenue, primarily due to a 27% increase in the average number of CEUs of on-lease owned containers, partially offset by a $1.6 million decrease resulting from a 1% decrease in average owned container per diem rental rates and $2.2 million of container lease revenue from insurance proceeds recognized during the nine months ended September 30, 2017.

Rail lease revenue

	Nine Months Ended September 30,		Increase
($ in thousand)	2018	2017	Amount	Percent
Rail lease revenue	$26,982	$23,459	$3,523	15%

Rail lease revenue increased for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily as a result of an 11% increase in the average size of our on-lease railcar fleet and a 2% increase in rental rates during the last twelve months.

Logistics revenue and gross margin

	Nine Months Ended September 30,		Increase
($ in thousand)	2018	2017	Amount	Percent
Logistics revenue	$81,251	$61,116	$20,135	33%
Logistics transportation costs	70,536	51,608	18,928	37%
Logistics gross margin	$10,715	$9,508	$1,207	13%

The increase in logistics revenue for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was primarily due to an increase in freight rates in our intermodal and truck brokerage operations. Transportation costs increased at a slightly higher rate than revenue due primarily to increased volume in our lower margin intermodal business and resulted in a decrease in the gross margin percentage from 15.6% for the nine months ended September 30, 2017 to 13.2% for the nine months ended September 30, 2018.

Depreciation of rental equipment

	Nine Months Ended September 30,		Increase
($ in thousand)	2018	2017	Amount	Percent
Container leasing	$79,016	$74,473	$4,543	6%
Rail leasing	10,505	8,341	2,164	26%
	$89,521	$82,814	$6,707	8%

Container leasing

The increase in depreciation expense for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily attributable to a 24% increase in the average size of our owned fleet during the last twelve months, partially offset by a $1.3 million write-off of rental equipment on lease to a bankrupt customer, which was recognized during the nine months ended September 30, 2017, and an increase in assets on direct finance leases.

Rail leasing

The increase in depreciation expense for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily attributable to a 12% increase in the average size of the railcar fleet during the last twelve months and an impairment charge of $0.6 million related to off-lease railcars designated for scrap recognized during the nine months ended September 30, 2018.

Storage, handling and other expenses

	Nine Months Ended September 30,		Increase/(Decrease)
($ in thousand)	2018	2017	Amount	Percent
Container leasing	$5,803	$12,446	$(6,643)	(53)%
Rail leasing	4,424	4,132	292	7%
Logistics	-	73	(73)	(100)%
	$10,227	$16,651	$(6,424)	(39)%

Container leasing

The decrease in storage, handling and other expenses for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily attributable to a $3.9 million decrease in storage and handling expenses and a $1.1 million decrease in positioning fees, both due to a decrease in the average size of the off-lease fleet and a 2% increase in average utilization between the two periods, and a $1.8 million credit recorded in recovery costs as a result of insurance proceeds received in 2018 relating to the Hanjin bankruptcy.

Rail leasing

The increase in storage, handling and other expenses for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily attributable to a $0.3 million increase in storage and handling expenses as the size of the railcar fleet increased and utilization decreased by 3%, between the two periods.

Gain on sale of used rental equipment

	Nine Months Ended September 30,		Increase
($ in thousand)	2018	2017	Amount	Percent
Container leasing	$7,530	$2,533	$4,997	197%
Rail leasing	9	6	3	50%
	$7,539	$2,539	$5,000	197%

Container leasing

While we sold approximately 39% fewer CEUs of used containers during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, there was an increase of 50% in the average sales price per unit, which reflected the recovery in new equipment prices in the last twelve months as well as a limited supply of used equipment, and resulted in an increase in gain on sale of used rental equipment.

Administrative expenses

	Nine Months Ended September 30,		Increase
($ in thousand)	2018	2017	Amount	Percent
Container leasing	$19,730	$16,187	$3,543	22%
Rail leasing	3,800	3,570	230	6%
Logistics	12,740	11,455	1,285	11%
	$36,270	$31,212	$5,058	16%

Container leasing

The increase in administrative expenses for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily attributable to a $0.6 million increase in payroll-related costs, largely due to increased incentive compensation, a $0.5 million increase in rent expense between the two periods, and a $2.2 million reduction in contingent consideration liability related to acquisitions recorded during the nine months ended September 30, 2017.

Rail leasing

Administrative expenses of $3.8 million for the nine months ended September 30, 2018 remained relatively consistent with administrative expenses of $3.6 million for the nine months ended September 30, 2018.

Logistics

The increase in administrative expenses for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily attributable to an increase of $1.1 million in payroll-related costs due to additional headcount.

Other expenses

	Nine Months Ended September 30,		Increase/(Decrease)
($ in thousand)	2018	2017	Amount	Percent
Net interest expense	$55,122	$37,916	$17,206	45%
Other expense	510	651	(141)	(22)%
	$55,632	$38,567	$17,065	44%

Net interest expense

The increase in net interest expense for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was due primarily to an increase in the average loan principal balance between the two periods, as we continue to increase borrowings to finance the acquisition of additional rental equipment, as well as an increase in the average interest rate on our outstanding debt, caused by an increase in LIBOR, from approximately 3.1% to 3.8%.

Other expense

Other expense of $0.5 million for the nine months ended September 30, 2018 remained relatively consistent with other expense of $0.7 million for the nine months ended September 30, 2017.

Income tax expense

	Nine Months Ended September 30,		Increase
($ in thousand)	2018	2017	Amount	Percent
Income tax expense	$2,695	$549	$2,146	391%

The estimated effective tax rate at September 30, 2018 was 4.4%, compared to 1.5% at September 30, 2017. The increase in the estimated effective tax rate at September 30, 2018 was primarily caused by an increase in the amount of interest income generated by foreign direct finance leases subject to both foreign and U.S. income tax.

Preferred stock dividends

	Nine Months Ended September 30,		Increase
($ in thousand)	2018	2017	Amount	Percent
Preferred stock dividends	$2,917	$-	$2,917	100%

An accrual for preferred stock dividends of $2.9 million was recorded in the nine months ended September 30, 2018 as a result of 2.2 million shares of Series A Preferred Stock and 2.0 million shares of Series B Preferred Stock being issued and sold in 2018. We did not have any shares of preferred stock outstanding during the nine months ended September 30, 2017. See Note 12 to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information related to our preferred stock.

Liquidity and Capital Resources

As of September 30, 2018, we had cash and cash equivalents of $38.3 million, including $23.8 million of cash held by variable interest entities (VIEs). Our principal sources of liquidity are cash in-flows provided by operating activities, proceeds from the sale of rental equipment, borrowings from financial institutions, and equity and debt offerings. Our cash in-flows are used to finance capital expenditures and meet debt service requirements.

As of September 30, 2018, our outstanding indebtedness and current maximum borrowing level was as follows (in thousands):

	Current	Current
	Amount	Maximum
	Outstanding	Borrowing Level
Revolving credit facilities	$471,733	$1,629,019
Term loans	288,898	288,898
Senior secured notes	58,885	58,885
Asset-backed notes	1,066,359	1,066,359
Collateralized financing obligations	103,105	103,105
Term loans held by VIE	1,914	1,914
	1,990,894	3,148,180
Debt issuance costs	(18,911)	-
Total	$1,971,983	$3,148,180

As of September 30, 2018, we had $1,157.2 million in availability under our revolving credit facilities (net of $0.1 million in letters of credit), subject to our ability to meet the collateral requirements under the agreements governing the facilities. Based on the borrowing base and collateral requirements at September 30, 2018, the borrowing availability under our revolving credit facilities was $151.9 million, assuming no additional contributions of assets.

On February 28, 2018, CAL Funding III Limited (CAL Funding III), our wholly-owned indirect subsidiary, issued $332.0 million of 4.0% Class A fixed rate asset-backed notes and $16.9 million of 4.8% Class B fixed rate asset-backed notes (collectively, the Series 2018-1 Asset-Backed Notes). Principal and interest on the Series 2018-1 Asset-Backed Notes is payable monthly commencing on March 26, 2018, with the Series 2018-1 Asset-Backed Notes maturing in February 2043. The proceeds were used for general corporate purposes, including repayment of outstanding debt.

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

On September 19, 2018, CAL Funding III issued $331.5 million of 4.3% Class A fixed rate asset-backed notes and $12.0 million of 5.2% Class B fixed rate asset-backed notes (collectively, the Series 2018-2 Asset-Backed Notes). Principal and interest on the Series 2018-2 Asset-Backed Notes is payable monthly commencing on October 25, 2018, with the Series 2018-2 Asset-Backed Notes maturing on September 25, 2043. The proceeds were used for general corporate purposes, including repayment of debt and offering costs.

On October 18, 2018, we entered into a $100.0 million five-year term loan agreement with a bank. The loan is payable in 20 quarterly installments of $1.5 million starting December 20, 2018 and a final payment of $70.0 million on October 18, 2023. The outstanding principal amounts under the loan bear interest at a fixed rate per annum of 4.6%.

On October 22, 2018, CAI Rail, Inc. (CAI Rail), our wholly owned subsidiary, entered into a Third Amended and Restated Revolving Credit Agreement, pursuant to which CAI Rail’s revolving credit facility was amended to, among other things, (i) increase the commitment level from $500 million to $550 million, with the ability to increase the facility by an additional $150 million without lender approval, subject to certain conditions, (ii) extend the maturity date from October 22, 2020 to October 23, 2023, and (iii) revise certain covenants, restrictions and events of default to provide us with additional flexibility, including an increase in the maximum total leverage ratio from 3.75:1.00 to 4.00:1.00, subject to certain conditions.

For further information on our debt instruments, see Note 7 to the consolidated financial statements in this Quarterly Report on Form 10-Q and Note 10 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 27, 2018.

Assuming that our customers meet their contractual commitments, we currently believe that cash provided by operating activities and existing cash, proceeds from the sale of rental equipment, and borrowing availability under our debt facilities are sufficient to meet our liquidity needs for at least the next twelve months. We will continue to monitor our liquidity and the credit markets.

In addition to customary events of default, the agreements governing our indebtedness contain restrictive covenants, including limitations on certain liens, indebtedness and investments.  In addition, the agreements governing our indebtedness contain various restrictive financial and other covenants.  The financial covenants in the agreements governing our indebtedness require us to maintain: (1) in the case of our debt facilities, a consolidated funded debt to consolidated tangible net worth ratio of no more than 3.75:1.00, and in the case of our asset-backed notes, of no more than 4.50:1.00; and (2) in the case of our debt facilities, a fixed charge coverage ratio of at least 1.20:1.00, and in the case of our asset-backed notes, of at least 1.10:1.00. As of September 30, 2018, we were in compliance with all of our financial and other covenants.

Cash Flows

The following table sets forth certain cash flow information for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net income	$59,189	$35,497
Net income adjusted for non-cash items	150,824	120,495
Changes in working capital	(11,237)	(17,911)
Net cash provided by operating activities	139,587	102,584
Net cash used in investing activities	(458,269)	(214,461)
Net cash provided by financing activities	341,459	106,341
Effect on cash of foreign currency translation	(23)	380
Net increase (decrease) in cash and restricted cash	22,754	(5,156)
Cash and restricted cash at beginning of period	47,209	52,326
Cash and restricted cash at end of period	$69,963	$47,170

Operating Activities Cash Flows

Net cash provided by operating activities was $139.6 million for the nine months ended September 30, 2018, an increase of $37.0 million compared to $102.6 million for the nine months ended September 30, 2017. The increase was due to a $30.3 million increase in net income as adjusted for depreciation, amortization and other non-cash items and a $6.7 million increase in our net working capital adjustments.

The increase of $30.3 million in net income as adjusted for non-cash items was primarily due to an increase of $23.7 million in net income, an increase of $6.5 million in depreciation expense, a decrease of $2.2 million in the reduction of contingent consideration and a $2.0 million increase in deferred income taxes, partially offset by a $5.0 million increase in the gain on sale of used rental equipment.

Net working capital used in operating activities of $11.2 million in the nine months ended September 30, 2018, was due to a $7.3 million increase in accounts receivable, primarily caused by an increase in lease and logistics activity, a $2.1 million increase in prepaid expenses and other assets, a $0.9 million decrease in accounts payable, accrued expenses and other liabilities, primarily caused by the timing of payments, and a $0.9 million decrease in due to container investors due to the decrease in our managed fleet. Net working capital used in operating activities of $17.9 million in the nine months ended September 30, 2017, was due to a $10.7 million increase in accounts receivable, primarily caused by an increase in lease and logistics activity, a $5.9 million decrease in accounts payable, accrued expenses and other liabilities, primarily caused by the timing of payments, a $0.7 million decrease in due to container investors due to the decrease in our managed fleet, and a $0.5 million decrease in unearned revenue.

Investing Activities Cash Flows

Net cash used in investing activities was $458.3 million for the nine months ended September 30, 2018, an increase of $243.8 million compared to $214.5 million for the nine months ended September 30, 2017. The increase in cash usage was primarily attributable to a $251.5 million increase in the purchase of rental equipment, partially offset by a $12.4 million increase in receipt of principal payments from direct financing leases.

Financing Activities Cash Flows

Net cash provided by financing activities was $341.5 million for the nine months ended September 30, 2018, an increase of $235.1 million compared to $106.3 million for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, our net cash inflow from borrowings was $277.0 million compared to $108.1 million for the nine months ended September 30, 2017, which reflected an increase in net borrowings used for the acquisition of rental equipment during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase was also a result of a $103.7 million increase in proceeds received from the issuance of common stock and preferred stock during the nine months ended September 30, 2018, partially offset by a $27.9 million repurchase of common stock and a $6.8 million increase in debt issuance costs during the nine months ended September 30, 2018.

Equity Transactions

Stock Repurchase Plan

In December 2015, we announced that our Board of Directors had approved the repurchase of up to one million shares of our outstanding common stock. In February 2016, our Board of Directors approved a one million share increase in the previously approved share repurchase program, bringing the total authorized for repurchase to two million shares of our outstanding common stock. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs and other factors. Stock repurchases may be made in the open market, block trades or privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. As of September 30, 2018, approximately 0.8 million shares remained available for repurchase under our stock repurchase plan.

In May 2018, we purchased, and subsequently cancelled, 1.2 million shares of our common stock, from an affiliate of Andrew S. Ogawa in a privately-negotiated transaction. Mr. Ogawa is a member of our Board of Directors. The stock was purchased at a price of $22.81 per share, which represented a 2% discount to the closing price on the date of purchase.

In October 2018, we announced that our Board of Directors approved the repurchase of up to three million shares of our outstanding common stock. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and will be evaluated by us depending on prevailing market conditions, corporate needs, and other factors. The stock repurchases may be made in the open market, block trades or privately negotiated transactions. This stock repurchase program replaces any available prior share repurchase authorization and may be discontinued at any time.

Common Stock At-the-Market (ATM) Offering Program

In October 2017, we commenced an ATM offering program with respect to our common stock, which allows us to issue and sell up to 2.0 million shares of our common stock. During the nine months ended September 30, 2018, we issued 100,000 shares of common stock under the ATM offering program for net proceeds of $2.8 million. We paid commissions to the sales agent of $0.1 million in connection with the sales of common stock under this ATM offering program during the nine months ended September 30, 2018. The net proceeds were used for general corporate purposes. As of September 30, 2018, we have remaining capacity to issue up to approximately 1.0 million of additional shares of common stock under this ATM offering program. We did not issue any shares under this ATM program during the three months ended September 30, 2018.

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

Series A Preferred Stock ATM Offering Program

In May 2018, we commenced an ATM offering program with respect to our Series A Preferred Stock, which allows us to issue and sell up to 2.2 million shares of our Series A Preferred Stock. During the nine months ended September 30, 2018, we issued 428,710 shares of Series A Preferred Stock under the ATM offering program for net proceeds of $10.5 million. We paid commissions to the sales agent of $0.2 million in connection with the sales of Series A Preferred Stock under this ATM offering program during the nine months ended September 30, 2018. The net proceeds were used for debt repayment and general corporate purposes. As of September 30, 2018, we have remaining capacity to issue up to approximately 1.8 million of additional shares of Series A Preferred Stock under this ATM program. We did not issue any shares under this ATM program during the three months ended September 30, 2018.

Series B Preferred Stock Underwritten Offering

In August 2018, we completed an underwritten public offering of 1,700,000 shares of our 8.50% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock, par value $0.0001 per share and liquidation preference $25.00 per share (Series B Preferred Stock), resulting in net proceeds to us of approximately $41.2 million, after deducting the underwriting discount. We sold an additional 255,000 shares of Series B Preferred Stock upon the exercise by the underwriters of their option to purchase additional Series B Preferred Stock, resulting in net proceeds to us of approximately $6.2 million, after deducting the underwriting discount.

See Note 12 to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information related to our Series B Preferred Stock.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments by due date as of September 30, 2018 (in thousands):

	Payments Due by Period
		Less than	1-2	2-3	3-4	4-5	More than
	Total	1 year	years	years	years	years	5 years
Total debt obligations:
Revolving credit facilities	$471,733	$-	$19,733	$306,000	$-	$146,000	$-
Term loans	288,898	19,662	120,311	124,775	1,800	22,350	-
Senior secured notes	58,885	6,110	6,110	6,110	40,555	-	-
Asset-backed notes	1,066,359	134,547	134,547	134,547	134,547	107,422	420,749
Collateralized financing obligations	103,105	37,388	23,570	28,464	13,683	-	-
Term loans held by VIE	1,914	1,914	-	-	-	-	-
Interest on debt and capital lease obligations (1)	273,370	72,258	61,042	42,985	33,123	24,342	39,620
Rental equipment payable	257,947	257,947	-	-	-	-	-
Rent, office facilities and equipment	5,106	2,698	942	622	444	297	103
Equipment purchase commitments - Containers	61,369	61,369	-	-	-	-	-
Equipment purchase commitments - Rail	62,175	62,175	-	-	-	-	-
Total contractual obligations	$2,650,861	$656,068	$366,255	$643,503	$224,152	$300,411	$460,472

(1)

Our estimate of interest expense commitment includes $51.3 million relating to our revolving credit facilities, $23.5 million relating to our term loans, $9.4 million relating to our senior secured notes, $187.0 million relating to our asset-back notes, $2.2 million relating to our collateralized financing obligations, and less than $0.1 million relating to our term loans held by VIE. The calculation of interest commitment related to our debt assumes the following weighted-average interest rates as of September 30, 2018: revolving credit facilities, 3.7%; term loans, 3.9%; senior secured notes, 4.9%; asset-backed notes, 4.0%; collateralized financing obligations, 1.1%; and term loans held by VIE, 3.0%. These calculations assume that weighted-average interest rates will remain at the same level over the next five years. We expect that interest rates will vary over time based upon fluctuations in the underlying indexes upon which these rates are based.

Off-Balance Sheet Arrangements

As of September 30, 2018, we had no material off-balance sheet arrangements or obligations that have or are reasonably likely to have a current or future effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Critical Accounting Policies and Estimates

Except for the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), there have been no changes to our critical accounting policies during the nine months ended September 30, 2018. See Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 27, 2018.

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

Foreign Exchange Rate Risk. Although we have significant foreign-based operations, the U.S. Dollar is our primary operating currency. Thus, most of our revenue and expenses are denominated in U.S. Dollars. We have equipment sales in British Pound Sterling, Euros and Japanese Yen and incur overhead costs in foreign currencies, primarily in British Pound Sterling and Euros. During the nine months ended September 30, 2018, the U.S. Dollar increased in value in relation to other major foreign currencies (such as the Euro and British Pound Sterling). The increase in the relative value of the U.S. Dollar has decreased our revenues and expenses denominated in foreign currencies. The associated decrease in the value of certain foreign currencies as compared to the U.S. Dollar has also caused assets held at some of our foreign subsidiaries to decrease in value when translated to US dollars. For the nine months ended September 30, 2018, we recognized a loss on foreign exchange of $0.5 million. A 10% change in foreign exchange rates would not have a material impact on our financial position, results of operations or cash flows.

Interest Rate Risk. The nature of our business exposes us to market risk arising from changes in interest rates to which our variable-rate debt is linked. As of September 30, 2018, the principal amount of debt outstanding under the variable-rate arrangements of our revolving credit facilities was $471.7 million. In addition, at September 30, 2018, we had balances on our variable-rate term loans of $227.8 million and our variable-rate term loans held by VIE of $0.5 million. As of September 30, 2018, our total outstanding variable-rate debt was $700.0 million, which represented 35% of our total debt at that date. The average interest rate on our variable-rate debt was 3.8% as of September 30, 2018, based on LIBOR plus a margin based on certain conditions set forth in our debt agreements.

A 1.0% increase or decrease in underlying interest rates for these debt obligations would increase or decrease interest expense by approximately $7.0 million annually assuming debt remains constant at September 30, 2018 levels.

While we actively manage our interest exposure, we do not currently participate in hedging in the form of interest rate swaps or other derivative instruments to manage the market risks described above.

ITEM 4.  CONTROLS AND PROCEDURES

Management Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the Exchange Act), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2018 our disclosure controls and procedures were effective with respect to controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and are accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act) that occurred during the quarter ended September 30, 2018, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Tariffs, sanctions and regulations affecting trade (Trade Impediments) may have a material adverse effect on our business, financial condition and results of operations.

U.S. or international tariffs, sanctions, restrictions on trade and investment, and other Trade Impediments in the territories or countries where we conduct our business, could adversely affect our business. The U.S. and other governments have instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports, economic sanctions on corporations or countries that violate government policies, and other Trade Impediments, including Trade Impediments that affect trade between the U.S. and other countries where we conduct our business.

The Trade Impediments have resulted in greater restrictions on, and economic disincentives to international trade. We do a significant amount of business that would be impacted by Trade Impediments (including action of the U.S. and other governments related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the economies of the U.S. and other countries in which we do business, certain sectors thereof, our industry and the global demand for our products and services. As a result, they could have an adverse effect on our business, financial condition and results of operations.

Our shipping line customers are subject to requirements under environmental and operational safety laws, regulations and conventions that could require them to incur significant expenditures, which may impact our container leasing business.

On October 27, 2016, the International Maritime Organization’s Marine Environment Protection Committee announced the results from a vote concerning the implementation of regulations mandating a reduction in sulfur emissions from 3.5% currently to 0.5% as of the beginning of 2020 rather than pushing the deadline back to 2025. By 2020 ships will now have to either remove sulfur from emissions through the use of emission scrubbers or buy fuel with low sulfur content. Scrubbers can cost $3.0 million to $5.0 million to install on existing ships. If a vessel is not retrofitted with a scrubber or other emission abatement technology, it will need to use low sulfur bunker fuel (0.5%), which is more expensive than standard bunker fuel. The increased demand for low sulfur bunker fuel is likely to result in an increase in price. While we believe that these costs will be passed on to shippers through higher freight rates, if such costs are not able to be passed on, it may impact the financial results of our shipping line customers, which may adversely impact our business, financial condition, results of operations and cash flows.

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

3.4

Certificate of Designations of Rights and Preferences of 8.50% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock, dated August 10, 2018 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on August 10, 2018).

3.5	Amended and Restated Bylaws of CAI International, Inc. (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on March 10, 2009).
4.1

Series 2018-2 Supplement, dated September 19, 2018, to Indenture dated July 6, 2017, between CAL Funding III Limited and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on September 25, 2018).

10.1

Note Purchase Agreement, dated September 13, 2018, among CAL Funding III Limited, Container Applications Limited, CAI International, Inc., Wells Fargo Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities LLC, MUFG Securities Americas Inc., BBVA Securities Inc. and Fifth Third Securities, Inc. (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on September 25, 2018).

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
101

The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAI International, Inc.
(Registrant)

November 2, 2018	/s/ VICTOR M. GARCIA
Victor M. Garcia
President and Chief Executive Officer
(Principal Executive Officer)

November 2, 2018	/s/ TIMOTHY B. PAGE
Timothy B. Page
Chief Financial Officer
(Principal Financial and Accounting Officer)