Form 10-K
period 2018-12-31
CAI International, Inc.
filed 2019-03-05
CIK 1388430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                     to

Commission file number: 001-33388

CAI International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3109229
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Steuart Tower
1 Market Plaza, Suite 900 San Francisco, California	94105
(Address of principal executive office)	(Zip Code)

(415) 788-0100

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.0001 per share	New York Stock Exchange
8.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock, par value $0.0001 per share	New York Stock Exchange
8.50% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock, par value $0.0001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

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

As of June 29, 2018, the last trading day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the New York Stock Exchange on June 29, 2018) was approximately $382.8 million. Shares of registrant’s common stock held by each executive officer, director and beneficial holders of 10% or more of our common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2019, there were 18,712,252 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2019 Annual Meeting of Stockholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2018, are incorporated by reference into Part III hereof.

Annual Report on Form 10-K for the year ended December 31, 2018

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

The following tables show the composition of our fleet as of December 31, 2018 and our average utilization for the year ended December 31, 2018:

	As of	Percent of
	December 31,	Total
	2018	Container Fleet
Owned container fleet in TEUs	1,465,799	95%
Managed container fleet in TEUs	74,246	5%
Total container fleet in TEUs	1,540,045	100%

Owned container fleet in CEUs	1,501,060	96%
Managed container fleet in CEUs	67,647	4%
Total container fleet in CEUs	1,568,707	100%

Owned railcar fleet in units	7,279

Year Ended
December 31,
2018
Average container fleet utilization in CEUs	99.2%
Average owned container fleet utilization in CEUs	99.2%
Average railcar fleet utilization	88.6%

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

Utilization of containers is computed by dividing the average total units on lease during the period in CEUs, by the average total CEUs in our container fleet during the period. Utilization of railcars is computed by dividing the average number of railcars on lease during the period by the average total number of railcars in our fleet during the period. In both cases, the total fleet excludes new units not yet leased and off-hire units designated for sale. If new units not yet leased are included in the total fleet, total container fleet utilization would be 97.0%, owned container fleet utilization would be 96.9%, and railcar fleet utilization would be 81.0%, for the year ended December 31, 2018.

Our revenue consists of container lease revenue and rail lease revenue from our owned container and railcar fleets, management fee revenue for managing containers for third-party investors and logistics revenue for the provision of logistics services. Substantially all of our revenue is denominated in U.S. dollars. For the year ended December 31, 2018, we recorded revenue of $432.1 million and net income attributable to CAI common stockholders of $73.5 million. A comparison of our 2018 financial results with those of the prior years can be found in Item 6. “Selected Financial Data” of this Annual Report on Form 10-K.

We earn container lease revenue from intermodal containers, which are deployed by our customers in a wide variety of global trade routes. Virtually all of our containers are used internationally, and no container is domiciled in one particular place for a prolonged period of time. As such, substantially all of our container assets are considered to be international with no single country of use. Our railcars are used by lessees on railroads in North America. Our logistics business provides both domestic and international logistics services.

History

We were founded in 1989, as a traditional container leasing company that leased containers owned by us to container shipping lines. We were originally incorporated under the name Container Applications International, Inc. in the State of Nevada in August 1989. In February 2007, we were reincorporated under our present name in the State of Delaware.

We formed CAI Rail Inc. (CAI Rail), a wholly-owned subsidiary of the Company in December 2011. CAI Rail purchases and leases our fleet of railcars in North America.

Our logistics business operates under the brand name, CAI Logistics, which is comprised of our acquisitions of (i) ClearPointt Logistics LLC, an intermodal logistics company focused on the domestic intermodal market, in July 2015, (ii) Challenger Overseas, LLC (Challenger), a Non-Vessel Operating Common Carrier (NVOCC), in February 2016, and (iii) Hybrid Logistics, Inc. and its affiliate, General Transportation Services, Inc. (collectively, Hybrid), which are asset light truck brokers, in June 2016. CAI Logistics is headquartered in Everett, Washington.

Corporate Information

Our corporate headquarters and principal executive offices are located at Steuart Tower, 1 Market Plaza, Suite 900, San Francisco, California 94105. Our telephone number is (415) 788-0100 and our website address is www.capps.com. The information found on, or otherwise accessible through, our website is not incorporated by reference into, nor does it form a part of, this Annual Report on Form 10-K, or any other document that we file with the SEC. We operate our business in 22 offices in 12 countries including the United States, and have agents in Asia, Europe, South Africa, and South America. Our wholly-owned international subsidiaries are located in the United Kingdom, Japan, Malaysia, Sweden, Germany, Singapore, Luxembourg, Australia, Chile, South Korea, Barbados and Bermuda.

Segment Information

We organize our business by the nature of services we provide and separate our business into three reportable segments: container leasing, rail leasing and logistics.

The container leasing segment derives its revenue from the ownership and leasing of containers and fees earned for managing container portfolios on behalf of third-party investors. The rail leasing segment derives its revenue from the ownership and leasing of railcars. The logistics segment derives its revenue from the provision of logistics services.

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

•Specialized equipment. Specialized equipment includes open-top, flat-rack, palletwide and swapbody containers, roll trailers, and generator sets. An open-top container is similar in construction to a dry van container except that the roof is replaced with a tarpaulin supported by removable roof bows. A flat-rack container is a heavily reinforced steel platform with a wood deck and steel end panels. Open-top and flat-rack containers are generally used to move heavy or oversized cargo, such as marble slabs, building products or machinery. Palletwide containers are a type of dry-van container externally similar to ISO standard containers, but internally about two inches wider so as to accommodate two European-sized pallets side-by-side. Swapbody containers are a type of dry van container designed to be easily transferred between rail, truck, and barge and are equipped with legs under their frames. Roll trailers are a type of flat-bed trailer equipped with rubber wheels underneath for terminal haulage and stowage on board roll-on/roll-off vessels. Generator sets are units that are attached to refrigerated containers to provide the container with cooling.

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

Container shipping lines own and lease containers for their use. Based on container fleet information reported by Harrison Consulting, transportation companies (including container shipping lines and freight forwarders) own approximately 47% of the total worldwide container fleet, measured in TEUs, with container leasing companies owning the remaining 53%. Given the uncertainty and variability of export volumes and the fact that container shipping lines have difficulty in accurately forecasting their container requirements at different ports, the availability of containers for lease significantly reduces a container shipping line’s need to purchase and maintain excess container inventory. In addition, container leases allow the container shipping lines to adjust their container fleets both seasonally and over time and help to balance trade flows. The flexibility offered by container leasing helps container shipping lines improve their overall fleet management and provides the container shipping lines with an alternative source of financing.

Fleet Overview. The table below summarizes the composition of our container fleet as of December 31, 2018 by type of equipment:

	Dry Van	Percent of	Refrigerated	Percent of	Specialized	Percent of		Percent of
	Containers	Total Fleet	Containers	Total Fleet	Equipment	Total Fleet	Total	Total Fleet
Owned container fleet in TEUs	1,337,809	87%	52,552	3%	75,438	5%	1,465,799	95%
Managed container fleet in TEUs	73,267	5%	556	0%	423	0%	74,246	5%
Total container fleet in TEUs	1,411,076	92%	53,108	3%	75,861	5%	1,540,045	100%

	Dry Van	Percent of	Refrigerated	Percent of	Specialized	Percent of		Percent of
	Containers	Total Fleet	Containers	Total Fleet	Equipment	Total Fleet	Total	Total Fleet
Owned container fleet in CEUs	1,188,630	76%	190,145	12%	122,285	8%	1,501,060	96%
Managed container fleet in CEUs	65,157	4%	1,946	0%	544	0%	67,647	4%
Total container fleet in CEUs	1,253,787	80%	192,091	12%	122,829	8%	1,568,707	100%

Marketing and Operations Overview. Our marketing and operations personnel are responsible for developing and maintaining relationships with our lessees, facilitating lease contracts and maintaining the day-to-day coordination of operational issues. This coordination allows us to negotiate lease contracts that satisfy both our financial return requirements and our lessees’ operating needs. It also facilitates our awareness of lessees’ potential equipment shortages and their awareness of our available equipment inventories. We have marketing and operations employees in ten countries, supported by independent agents in a further seven countries.

Leases Overview. To meet the needs of our lessees and achieve a favorable utilization rate, we lease containers under three main types of leases:

•Long-Term Leases.  Our long-term leases have terms of one year or more and specify the number of containers to be leased, the pick-up and drop-off locations, the applicable per diem rate and the contract term. We typically enter into long-term leases for a fixed term ranging from three to eight years, with five-year leases being most common. Our long-term leases generally require our lessees to maintain all units on lease for the duration of the lease, which provides us with scheduled lease payments and predictable, recurring revenue. A small percentage of our long-term leases contain early termination options and afford the lessee interchangeability of containers, and the ability to redeliver containers if the lessee’s fleet requirements change. Generally, leases with an early termination provision impose various economic penalties on the customer if the customer elects to exercise the early termination provision.

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

The following table provides a summary of our container fleet by lease type as of December 31, 2018:

	As of December 31, 2018
	TEUs	CEUs
Long-term leases	67%	69%
Short-term leases	9%	9%
Finance leases	24%	22%
Total	100%	100%

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

Management Services Overview. We manage containers for third-party investors under management agreements that cover portfolios of containers. We lease, re-lease and dispose of the containers and contract for their repair, repositioning and storage. Our management agreements have multiple year terms and provide that we receive a management fee based upon the net operating income for each container, which is equal to the rental revenue for a container less the operating expenses directly attributable to that container. Management fees are collected monthly or quarterly, depending upon the agreement, and generally are not paid if net operating revenue is zero dollars or less for a particular period. If operating expenses exceed revenue, third-party investors are required to pay the excess, or we may deduct the excess, including our management fee, from future net operating revenue. Under these agreements, we also receive a commission for selling or otherwise disposing of containers for the third-party investor. Sales of containers typically have to be approved by the third-party investor. Our management agreements generally require us to indemnify the third-party investor for liabilities or losses arising out of a breach of our obligations. In return, the third-party investor typically indemnifies us in our capacity as the manager of the container against a breach by the third-party investor, sales taxes on commencement of the arrangement, withholding taxes on payments to the third-party investor under the management agreement and any other taxes, other than our income taxes, incurred with respect to the containers that are not otherwise included as operating expenses deductible from revenue.

Re-leasing, Logistics Management and Depot Management. We believe that managing the period after lease termination, in particular after our containers’ first lease, is one of the most important aspects of our business. Successful management of this period requires disciplined re-leasing capabilities, logistics management and depot management.

•Re-leasing. Since our leases generally allow our lessees to return their containers, we typically lease a container several times during its useful life. New containers can usually be leased with a limited marketing and customer service infrastructure because initial leases for new containers typically cover large volumes of units and are fairly standardized transactions. Used containers, on the other hand, are typically leased in smaller transactions that are structured to accommodate pick-ups and returns in a variety of locations. Our utilization rates depend on our re-leasing abilities. Factors that affect our ability to re-lease used containers include the size of our lessee base, ability to anticipate lessee needs, our presence in relevant geographic locations and the level of service we provide our lessees. We believe that our global presence and long-standing relationships with more than 300 container lessees as of December 31, 2018 provide us an advantage over our smaller competitors in re-leasing our used containers.

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

•Developing country-specific leasing markets to utilize older containers in the portable storage market. In North America and Western Europe, we lease older containers on a limited basis for use as portable storage;

•Seeking one-way lease opportunities to move containers from lower demand locations to higher demand locations. One-way leases may include incentives, such as free days, credits and damage waivers. The cost of offering these incentives is considerably less than the cost we would incur if we paid to reposition the empty containers; and

•Paying to reposition our containers to higher demand locations. At locations where our inventories remain high, despite the efforts described above, we will selectively choose to ship excess containers to locations with higher demand.

•Depot Management. As of December 31, 2018, we managed our equipment fleet through 200 independent equipment depot facilities located in 41 countries. Depot facilities are generally responsible for repairing containers when they are returned by lessees and for storing the containers while they are off-hire. Our operations group is responsible for managing our depot contracts and periodically visiting depot facilities to conduct inventory and repair audits. We also supplement our internal operations group with the use of independent inspection agents. As of December 31, 2018, a majority of our off-lease inventory was located at depots that are able to report notices of container activity and damage detail via electronic data interchange.

Most of our depot agency agreements follow a standard form and generally provide that the depot will be liable for loss or damage of containers and, in the event of loss or damage, will pay us the previously agreed loss value of the applicable containers. The agreements require the depots to maintain insurance against container loss or damage and we carry insurance to cover the risk that a depot’s insurance proves insufficient.

Our container repair standards and processes are generally managed in accordance with standards and procedures specified by the Institute of International Container Lessors, or the IICL. The IICL establishes and documents the acceptable interchange condition for containers and the repair procedures required to return damaged containers to acceptable interchange condition. When containers are returned by lessees, the depot arranges an inspection of the containers to assess the repairs required to return the containers to acceptable IICL condition. As part of the inspection process, damages are categorized either as lessee damage or normal wear and tear. Items typically designated as lessee damage include dents in the container, while items such as rust are typically designated as normal wear and tear. In general, lessees are responsible for the lessee damage portion of repair costs and we are responsible for normal wear and tear.

Customer Concentration. Billings from our ten largest container lessees represented 63.4% of container leasing billings for the year ended December 31, 2018, with billings from our two largest lessees, MSC Mediterranean Shipping Company S.A. and CMA CGM, accounting for 18.2% and 13.0%, respectively, of container leasing billings, or $58.0 million and $41.3 million, respectively. The $58.0 million and $41.3 million of billings generated by MSC Mediterranean Shipping Company S.A. and CMA CGM represented 11.8% and 8.4%, respectively, of our total billings for the year ended December 31, 2018.

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

In addition, our system allows our lessees to conduct business with us through the Internet. This allows our lessees to review our container inventories, monitor their on-lease information, view design specifications and receive information on maintenance and repair. Many of our lessees receive billing and on- and off-lease information from us electronically.

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

Our Competition. We compete primarily with other global container leasing companies, including both larger and smaller lessors. We also compete with bank leasing companies who offer long-term operating leases and finance leases, and container shipping lines, which sometimes lease their excess container inventory. Other participants in the shipping industry, such as container manufacturers, may also decide to enter the container leasing business. It is common for container shipping lines to utilize several leasing companies to meet their container needs and to minimize reliance on any one individual leasing company.

Our competitors compete with us in many ways, including pricing, lease flexibility, supply reliability, customer service and the quality and condition of containers. Some of our competitors have greater financial resources than us, or are affiliates of larger companies. We emphasize the quality of our fleet, supply reliability and high level of customer service to our container lessees. We focus on ensuring adequate container availability in high-demand locations, dedicate large portions of our organization to building relationships with lessees, maintain close day-to-day coordination with lessees and have developed a proprietary information technology system that allows our lessees to access real-time information about their containers.

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

Rail Leasing

Fleet Overview. We own a fleet of railcars of various types including: 50 foot and 60 foot box cars for paper and forest products; covered hoppers for grain, cement, sand, plastic pellets and many other industrial products; general purpose tank cars that are used to transport food-grade and other liquid and gaseous commodities; gondolas for coal and steel; and general service flat cars. We owned 7,279 railcars as of December 31, 2018. On February 26, 2019, we entered into an agreement to sell 2,146 railcars for approximately $200 million. See Note 18 to our consolidated financial statements included in this Annual Report on Form 10K.

In 2015, we entered into a multi-year railcar order (the Agreement) with a railcar manufacturer. Under the Agreement, we committed to purchase 2,000 railcars of various types for use on the North American rail system, for a total investment expected to be in excess of $200 million. In 2018, we entered into an amendment to the Agreement, by which we modified the type of railcars yet to be delivered and increased the total car count to 2,050 as of the date of the amendment.  As of December 31, 2018, 1,600 railcars had been delivered under the Agreement and the remaining 450 cars are to be delivered in 2019 at a cost of $58.6 million.

Overview of Our Leases. We offer multiple lease options to our railcar customers, including full service leases, net operating leases and per diem leases. Our full-service leases provide our customers with comprehensive management services including maintenance and the payment of taxes. Net operating leases allow customers to manage and pay the cost of operating and maintaining railcars themselves. Our per diem lease product enables customers to pay through a settlement process on an hourly and mileage basis.

Customer Concentration. Our railcar customers are typically industrial companies who ship their products or raw materials by rail. Our customers are generally large, creditworthy, industrial companies. Additionally, we work with a number of North American Class I Railroads and regional carriers. Billings from our ten largest railcar lessees represented 54.2% of rail leasing billings for the year ended December 31, 2018, with billings from our single largest lessee accounting for 14.7% of rail leasing billings, or $4.2 million, for the year ended December 31, 2018. The $4.2 million of billings represented an immaterial portion of our total billings for the year ended December 31, 2018.

Our Competition. We operate in a highly competitive marketplace that includes large and small operating lessors, financial institutions with passive leasing enterprises, captive leasing companies owned by manufacturers and at times with shippers holding large and diverse fleets of railcars. We compete on the basis of customer relationships, lease rate, maintenance expertise, service capability and availability of railcars.

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

Customer Concentration. We provide services to customers in a wide variety of industries, including consumer products, retail and durable goods. Billings from our ten largest logistics customers represented 30.2% of logistics billings for the year ended December 31, 2018,  with no single customer generating more than 10% of our logistics billings.

Our Competition. The transportation services industry is highly competitive. We compete against other logistics companies, third party brokers, asset-backed trucking companies and shipping lines that market their own intermodal and international shipping services. Several large trucking companies have entered into agreements with railroads to market intermodal services nationwide. Competition is based primarily on freight rates, quality of services, reliability, transit time and scope of operations. We believe we have a strong competitive advantage being able to offer customers a variety of services under one organization. Few, if any, of our competitors can offer customers leasing of containers, sale of used containers, rail service, nationwide truck brokerage and international export/import services. This distinct advantage, along with the cross selling between all of our divisions, is expected to provide us with significant opportunities to increase market share.

Relationship with Railroads. A key element of our business strategy is to strengthen our close working relationship with the major railroads in the United States and Canada. Due to our size and relative importance, some railroads have dedicated support personnel to focus on our day-to-day service requirements. We have relationships with all seven of the Class I freight railroads, and our senior executives meet with each of the railroads on a regular basis to discuss major strategic issues concerning intermodal transportation.

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

Relationship with Drayage Companies. We have a “Quality Drayage Program,” under which participants commit to provide high quality drayage service along with clean and safe equipment, maintain a defined on-time performance level and follow specified procedures designed to minimize freight loss and damage. We negotiate drayage rates for transportation between specific origin and destination points. Drayage is the transport of goods over a short distance and is often part of a longer overall move.

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

Credit Control

We provide services for container shipping lines, freight forwarders, railroads and other companies that meet our credit criteria. Our credit policy sets different maximum exposure limits depending on our relationship and previous experience with each customer. Credit criteria may include, but are not limited to, trade route, country, business climate, social and political climate, assessments of net worth, asset ownership, bank and trade credit references, credit bureau reports (including those produced specifically for the maritime sector by Dynamar), operational history and financial strength. We monitor our customers’ performance on an ongoing basis. Our credit control processes are aided by the long payment experience we have with most of our customers, our broad network of relationships that provide current information about our customers’ market reputations and our focus on collections.

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

Regulation

Our container operations are subject to regulations promulgated in various countries, including the United States, seeking to protect the integrity of international commerce and prevent the use of equipment for international terrorism or other illicit activities. For example, the Container Security Initiative, the Customs-Trade Partnership Against Terrorism and Operation Safe Commerce are among the programs administered by the U.S. Department of Homeland Security (DHS) that are designed to enhance security for cargo moving throughout the international transportation system by identifying existing vulnerabilities in the supply chain and developing improved methods for ensuring the security of containerized cargo entering and leaving the United States. Moreover, the International Convention for Safe Containers, 1972, as amended (CSC), adopted by the International Maritime Organization, applies to new and existing containers and seeks to maintain a high-level of safety of human life in the transport and handling of containers by providing uniform international safety regulations. As these regulations develop and change, we may incur increased compliance costs due to the acquisition of new, compliant equipment and/or the adaptation of existing equipment to meet new requirements imposed by such regulations.

Our rail operations are subject to various laws, rules, and regulations administered by authorities in jurisdictions where we do business: the United States, Canada and Mexico. In the United States, for example, our railcar fleet is subject to safety, operations, maintenance, and mechanical standards, rules, and regulations enforced by various federal and state agencies and industry organizations, including the U.S. Department of Transportation (DOT), the Federal Railroad Administration (FRA), and the Association of American Railroads (AAR). State agencies regulate some health and safety matters related to rail operations not otherwise covered by federal law. As these regulations develop and change, we may incur increased compliance costs due to additional maintenance or substantial modification or refurbishment of our railcars to meet new requirements imposed by such regulations. In addition, violations of these rules and regulations can result in substantial fines and penalties, including potential limitations on operations or forfeitures of assets.

Our domestic logistics business is licensed by the DOT as brokers in arranging for the transportation of general commodities by motor carriers and railroads. To the extent that we perform truck brokerage and intermodal services, we do so under these licenses. The DOT prescribes qualifications for acting in this capacity, including a surety bond that we have posted. To date, compliance with these regulations has not had a material adverse effect on our results of operations or financial condition. However, the transportation industry is subject to legislative or regulatory changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and cost of providing, transportation services. Our international freight forwarding business is regulated by the Federal Maritime Commission (FMC). We have our own tariff on file with the FMC and are required to have a bond for both our freight forwarding and NVOCC businesses.

Employees

As of December 31, 2018, we had 261 employees worldwide. We are not a party to any collective bargaining agreements. We believe that relations with our employees are good.

Available Information

Our Internet website address is www.capps.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are available free of charge through the SEC’ website at www.sec.gov and on our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Also, copies of our filings with the SEC will be made available, free of charge, upon written request to the Company. The information found on, or otherwise accessible through, our website is not incorporated by reference into, nor does it form a part of, this Annual Report on Form 10-K, or any other document that we file with the SEC.

ITEM 1A: RISK FACTORS

In addition to the other information contained in this Annual Report on Form 10-K, we have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations and cash flows. Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our securities could decline due to any of these risks and investors may lose all or part of their investment. This section should be read in conjunction with our audited consolidated financial statements and related notes thereto, and Item  7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Annual Report on Form 10-K.

Risks Related to Container Leasing

The demand for leased containers is particularly tied to international trade. If international trade were to decrease, it could reduce demand for container leasing, which would materially adversely affect our business, financial condition and results of operations.

A substantial portion of our containers are used in trade involving goods being shipped from exporting countries (e.g., China and other export-oriented Asian countries) to importing countries (e.g., other Asian countries, North America and Western Europe). The willingness and ability of international consumers to purchase foreign goods is dependent upon political support for an absence of government-imposed barriers to international trade in goods and services. For example, international consumer demand for foreign goods is related to price. Therefore, if the price differential between foreign goods and domestically-produced goods were to decrease due to increased tariffs on the import of foreign goods, strengthening in the applicable foreign currencies relative to domestic currencies, rising foreign wages, increasing input or energy costs or other factors, then demand for foreign goods could decrease. This in turn could result in reduced demand for container leasing. A similar reduction in demand for container leasing could result from an increased use of quotas or other technical barriers to restrict trade. The current regime of relatively free trade may not continue, which would materially adversely affect our business, financial condition and results of operations.

The current U.S. Government has withdrawn from certain international trade agreements (i.e. the Trans Pacific Partnership) and has announced its intention to renegotiate or already renegotiated some existing trade agreements (i.e. NAFTA). Any further changes in international trade agreements may lead to the implementation of tariffs, border taxes or other measures that could impact the level of trade between the U.S. and other countries, including countries in Asia, Canada and Mexico. Any such changes to trade agreements or the implementation of tariffs could have a material impact on the purchase of foreign goods, and negatively impact our customers and the volume of container and rail shipments, which would materially adversely affect our business, financial condition and results of operations.

Increased tariffs or other actions impeding trade could adversely affect our business, financial condition and results of operations.

The international nature of the container industry exposes us to risks relating to the imposition of import and export duties, quotas, domestic and foreign customs and tariffs, and other impediments to trade. These risks have increased recently due to trade actions taken by the United States and China that have led to increased tariffs on goods traded between these two countries, and the United States has threatened to further increase tariffs if certain demands are not met. Given the importance of the United States and China in the global economy, these increased tariffs could significantly reduce the volume of goods traded internationally and reduce the rate of global economic growth, leading to decreased demand for leased containers, lower new container prices (which would indirectly reduce the value of the Company’s inventory of containers held for lease) and decreased market leasing rates. These impacts could have a materially adverse effect on our business, financial condition and results of operations.

Market conditions could weaken due to a combination of factors, including significant declines in steel prices, new container prices and used container prices, which could lead to lower demand for containers.

Market conditions could weaken leading to reduced investment, a lack of growth and a significant reduction in our profitability. For example, in 2015 and 2016 there was an overall decline in worldwide commodity prices and, in particular, steel prices. World containerization trade growth decelerated significantly during 2015 and trade growth remained weak in 2016. The decline in steel prices, along with slower trade growth resulted in a reduced demand for containers and contributed to a significant decline in the price of new containers. New container prices reached a low point of approximately $1,250 in the first quarter of 2016. Sale prices for used containers decreased significantly, resulting in losses on the sale of equipment. Although container prices recovered in 2017 and 2018, with prices reaching approximately $2,250 in the first quarter of 2018, they have since declined with prices dropping below $2,000. If steel prices continue to decline and the market conditions we saw in 2015 and 2016 return, our profitability will decline, which could limit the availability of our liquidity and capital resources and therefore constrain our ability to repay debt, invest in additional containers or repurchase our common shares.

Container leasing demand can be negatively affected by numerous market factors as well as external political and economic events that are beyond our control. Decreasing leasing demand could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Demand for containers depends largely on the rate of world trade and economic growth. Demand for leased containers is also driven by our customers’ “lease vs. buy” decisions. Cyclical recessions can negatively affect the operating results of container lessors, such as us, because during economic downturns or periods of reduced trade, shipping lines tend to lease fewer containers, or lease containers only at reduced rates, and tend to rely more on their own fleets to satisfy a greater percentage of their requirements. As a result, during periods of weak global economic activity, container lessors like ourselves typically experience decreased leasing demand, decreased equipment utilization, lower average rental rates, decreased leasing revenue, decreased used container resale prices and significantly decreased profitability. These effects can be severe.

For example, our profitability decreased significantly from the third quarter of 2008 to the third quarter of 2009 due to the effects of the global financial crisis, and profitability would have decreased further if trade activity did not start to recover at the end of 2009. Starting in 2015 and continuing through 2016, our operating performance and profitability were also negatively impacted due to slower global trade growth resulting in reduced demand for leased containers, decreases in lease rental revenue, decreased used container sales prices, and higher operating costs. If these conditions return, our profitability will be negatively affected, which could constrain our ability to invest in additional containers or repurchase shares of our common stock.

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

A decrease in market lease rates negatively impacts the lease rates on both new container investments and existing containers in our fleet. Most of our existing containers are on operating leases, which means that the lease term is shorter than the expected life of the container, so the lease rate we receive for the container is subject to change at the expiration of the current lease. Lower new container prices, widespread availability of attractively priced financing, and aggressive competition for new leasing transactions could put pressure on market lease rates. As a result, during periods of low market lease rates, the average lease rate received for our containers is negatively impacted by both the addition of new containers at low lease rates as well as, and more significantly, by the turnover of existing containers from leases with higher lease rates to leases with lower lease rates. We have a large number of historically high rate leases that expire between 2019 and 2020 and those that have already expired or been renegotiated have been re-priced at relatively lower lease rates.

A reduction in the price of new containers could harm our business, results of operations and financial condition.

New container prices have generally been increasing since their lows in the first quarter of 2016, although prices started to decrease in the fourth quarter of 2018. If new container prices continue to decrease, the per diem lease rates for new leases of older, off-lease containers would also be expected to decrease and the prices obtained for containers sold at the end of their useful life would also be expected to decrease. Between the beginning of 2014 and the first quarter of 2016, due primarily to decreases in steel prices and other macro-economic factors outside of our control, new container pricing and the sale prices of containers sold at the end of their useful life declined. Although new and used container prices recovered from the lows of 2016, they have recently started to decline. If the price of new containers declines such that market per diem lease rates or resale values for containers are reduced, our revenue and income could decline. A continuation of these factors could harm our business, financial condition, results of operations and cash flows, even if a sustained reduction in price would allow us to purchase new containers at a lower cost.

We face risks associated with re-leasing containers after their initial long-term lease.

Containers used in our fleet have an average useful life that is generally between 12 and 15 years. When we purchase newly manufactured containers, we typically lease them out under long-term leases with terms of 3 to 8 years, with five-year leases being most common, at a lease rate that is correlated to the price paid for the container. As containers leased under term leases are not leased out for their full economic life, we face risks associated with re-leasing containers after their initial long-term lease at a rate that continues to provide a reasonable economic return based on the initial purchase price of the container. If prevailing container lease rates decline significantly between the time a container is initially leased out and when its initial long-term lease expires, or if overall demand for containers declines, we may be unable to earn a sufficient lease rate from the re-leasing of containers when their initial term leases expire. This could adversely affect our business, financial condition, results of operations and cash flows.

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

On October 27, 2016, the International Maritime Organization’s Marine Environment Protection Committee announced the results from a vote concerning the implementation of regulations mandating a reduction in sulfur emissions from 3.5% to 0.5% as of the beginning of 2020 rather than pushing the deadline back to 2025. By 2020 ships will now have to either remove sulfur from emissions through the use of emission scrubbers or buy fuel with low sulfur content. Scrubbers can cost $3.0 million to $5.0 million to install on existing ships. If a vessel is not retrofitted with a scrubber or other emission abatement technology, it will need to use low sulfur bunker fuel (0.5%), which is more expensive than standard bunker fuel. The increased demand for low sulfur bunker fuel is likely to result in an increase in the bunker price. While we believe that these costs will be passed on to shippers through higher freight rates, if such costs are not able to be passed on, it may impact the financial results of our shipping line customers, which may adversely impact our business, financial condition, results of operations and cash flows.

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

Used container selling prices and the gains or losses that we have recognized from selling used containers have varied widely over recent years. Selling prices for used container and our disposal gains were exceptionally high from 2010 to 2012 due to a generally tight global supply and demand balance for containers. Since the beginning of 2013, due primarily to decreases in steel prices and other macro-economic factors outside of our control, new container pricing and the sale prices of containers sold at the end of their useful life declined. During 2015 and 2016, disposal prices were close to, and in many cases below, our residual values which resulted in losses being incurred on the sales of used equipment. As a result of consistent losses being recorded on the sale of 40-foot high cube dry van containers, we reduced the residual value for these containers from $1,650 to $1,400 per container, effective July 1, 2016. Sales prices for used containers recovered from the lows of 2016, resulting in gains being recognized on the sale of used equipment, but have recently started to decline. If used container prices continue to decline, we may incur losses on the sale of used containers, our residual values may need to be reduced further, resulting in increased depreciation expense, and we may incur impairment charges on such equipment. A decline in these factors could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We believe that the risk of lessee defaults remains high. Excess vessel capacity over the last several years has led to low ocean freight rates, which has resulted in large financial losses for certain carriers. For example, Hanjin Shipping Co. Ltd (Hanjin), previously the world’s seventh largest container shipping line, declared bankruptcy on August 31, 2016, and a second major shipping line entered into restructuring negotiations with its creditors, which was successfully completed in 2016. We expect excess vessel capacity, and future financial commitments for new capacity, to persist and freight rates to remain under pressure, which could adversely affect the credit worthiness of our customers. The Hanjin bankruptcy resulted in us recording bad debt expense of $2.5 million and an impairment charge of $2.0 million in 2016. Additional large lessee defaults could have a material adverse effect on our business, financial condition, results of operations and cash flow.

We maintain insurance to reimburse us and third-party investors for customer defaults. The insurance agreements are subject to deductibles of $3.0 million or $3.5 million per occurrence, depending on the customer’s credit rating, and have significant exclusions. Our level of insurance coverage in 2019 is limited to $23.2 million or $23.7 million per occurrence and $28.2 million or $28.7 million in aggregate, depending on the customer’s credit rating, and may not be sufficient to prevent us from suffering material losses. Additional insurance claims made by the Company may result in such insurance not being available to us in the future on commercially reasonable terms, or at all.

We may incur additional asset impairment charges and depreciation expense.

Asset impairment charges may result from the occurrence of unexpected adverse events or management decisions that impact our estimates of expected cash flows generated from our long-lived assets. We review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We may be required to recognize additional asset impairment charges in the future as a result of prolonged reductions in demand for specific container types, an extended weak economic environment, persistent challenging market conditions, events related to particular customers or asset type, or as a result of asset or portfolio sale decisions by management. If an asset, or group of assets, is considered to be impaired, it may also indicate that the residual value of the associated equipment type needs to be reduced. For example, we reduced the residual value for 40-foot high cube dry van containers from $1,650 to $1,400 per container, effective July 1, 2016. If residual values of our rental equipment are lowered further, then our depreciation expense will increase, which would have an adverse impact on our business, financial condition and results of operations.

We derive a substantial portion of our revenue from a limited number of container lessees. The loss of, or reduction in business by, any of these container lessees, or a default from any large container lessee, could result in a significant loss of revenue and cash flow.

We have derived, and believe that we will continue to derive, a significant portion of our revenue and cash flow from a limited number of container lessees.  Billings from our ten largest container lessees represented 63.4% of total billings for this segment for the year ended December 31, 2018, with billings from our two largest container lessees accounting for 18.2% and 13.0%, respectively, of container lease billings, or $58.0 million and $41.3 million, respectively, which represented 11.8% and 8.4%, respectively, of our total billings for the year ended December 31, 2018. As our business grows, and as consolidation continues among our shipping line customers, we expect the proportion of revenue generated by our larger customers to continue to increase. Recent consolidation among our major shipping line customers includes Cosco and China Shipping Container Lines in 2016, Maersk and Hamburg Süd in 2017, and the formation of Ocean Network Express (ONE), a joint venture between NYK, Mitsui OSK and K  Line, in 2018. The loss of such a customer would have a material adverse impact on our business, financial condition, results of operations and cash flows. In addition, a default by any of our largest lessees would result in a major reduction in our leasing revenue, large repossession expenses, potentially large lost equipment charges and a material adverse impact on our performance and financial condition. Although we maintain insurance against customer defaults, our insurance is limited and may not be sufficient to cover such a default.

Sustained Asian economic, social or political instability could reduce demand for leasing.

Many of our customers are substantially dependent upon shipments of goods exported from Asia. From time to time, there have been economic disruptions, financial turmoil, natural disasters and political instability in this region. If these events were to occur in the future, they could adversely affect our equipment lessees and the general demand for shipping and lead to reduced demand for leased equipment or otherwise adversely affect us. Currently China is transitioning from an export-based economy to a domestic demand economy. Any consequent reductions in demand for leased equipment could adversely impact our business, financial condition, results of operations and cash flows.

Consolidation and concentration in the container shipping industry could decrease the demand for leased containers.

We primarily lease containers to container shipping lines. The container shipping lines have historically relied on a large number of leased containers to satisfy their needs. Consolidation of major container shipping lines, such as between Cosco and China Shipping Container Lines in 2016, and between Maersk and Hamburg Süd in 2017, or the creation of operating alliances between shipping lines, such as the formation of ONE, a joint venture between NYK, Mitsui OSK and K  Line, in 2018, could create efficiencies for the shipping lines and decrease demand for leased containers, because they may be able to fulfill a larger portion of their needs through their owned container fleets. It would also create increased concentration of credit risk if the number of our container lessees decreases due to consolidation. Additionally, large container shipping lines with significant resources could choose to manufacture their own containers, which would decrease their demand for leased containers and could have an adverse impact on our business, financial condition, results of operations and cash flows. Finally, decreased demand from shipping companies for leased containers could also occur due to consolidation caused by the financial failure of container shipping companies, such as the bankruptcy of Hanjin during 2016.

Changes in market price or availability of containers in China could adversely affect our ability to maintain our supply of containers.

The vast majority of intermodal containers are currently manufactured in China, and we currently purchase almost all of our containers from manufacturers based there.  In addition, the container manufacturing industry in China is highly concentrated. If it became more expensive for us to procure containers in China because of further consolidation among container suppliers, a dispute with one of our manufacturers, increased tariffs imposed by the United States or other governments or for any other reason, we may have to seek alternative sources of supply. We may not be able to make alternative arrangements quickly enough to meet our equipment needs, and the alternative arrangements may increase our costs.

It may become more expensive for us to store our off-hire containers.

We are dependent on third-party depot operators to repair and store our equipment in port areas throughout the world. In many of these locations the land occupied by these depots is increasingly being considered as prime real estate. Accordingly, local communities are considering increasing restrictions on depot operations which may increase their costs of operation and in some cases force depots to relocate to sites further from port areas. Additionally, depots in prime locations may become filled to capacity based on market conditions and may refuse additional containers due to space constraints. This could require us to enter into higher-cost storage agreements with third-party depot operators in order to accommodate our customers’ turn-in requirements and could result in increased costs and expenses for us. If these changes affect a large number of our depots, it could significantly increase the cost of maintaining and storing our off-hire containers.

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

Our ability to enforce lessees’ obligations will be subject to applicable law in the jurisdiction in which enforcement is sought. As containers are predominantly located on international waterways, it is not possible to predict, with any degree of certainty, the jurisdictions in which enforcement proceedings may be commenced. For example, repossession from defaulting lessees may be difficult and more expensive in jurisdictions in which laws do not confer the same security interests and rights to creditors and lessors as those in the United States and in other jurisdictions where recovery of containers from defaulting lessees is more cumbersome. As a result, the relative success and expedience of enforcement proceedings with respect to containers in various jurisdictions cannot be predicted.

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

•compliance with import procedures and controls, including those of the DHS;

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

We may be subject to regulations promulgated in various countries, including the United States, seeking to protect the integrity of international commerce and prevent the use of equipment for international terrorism or other illicit activities. For example, the Container Security Initiative, the Customs-Trade Partnership Against Terrorism and Operation Safe Commerce are among the programs administered by the DHS that are designed to enhance security for cargo moving throughout the international transportation system by identifying existing vulnerabilities in the supply chain and developing improved methods for ensuring the security of containerized cargo entering and leaving the United States. Moreover, the CSC applies to new and existing containers and seeks to maintain a high level of safety of human life in the transport and handling of containers by providing uniform international safety regulations. As these regulations develop and change, we may incur compliance costs due to the acquisition of new, compliant equipment and/or the adaptation of existing equipment to meet new requirements imposed by such regulations. Additionally, certain companies are currently developing or may in the future develop products designed to enhance the security of equipment transported in international commerce. Regardless of the existence of current or future government regulations mandating the safety standards of intermodal shipping equipment, our competitors may adopt such products or our equipment lessees may require that we adopt such products. In responding to such market pressures, we may incur increased costs, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Many countries, including the United States, restrict, prohibit or otherwise regulate the use of chemical refrigerants due to their ozone depleting and global warming effects. Our refrigerated containers currently use R134A or 404A refrigerant. While R134A and 404A do not contain Chlorofluorocarbons (CFCs) (which have been restricted since 1995), the European Union (EU) has instituted regulations, which began in 2011 to phase out the use of R134A in automobile air conditioning systems due to concern that the release of R134A into the atmosphere may contribute to global warming. While the EU regulations do not currently restrict the use of R134A or 404A in refrigerated containers or trailers, it has been proposed that, beginning in 2025, R134A and 404A usage in refrigerated containers will be banned, although the final decision has not yet been made. Further, certain manufacturers of refrigerated containers, including the largest manufacturer of cooling machines for refrigerated containers, have begun testing units that utilize alternative refrigerants, such as carbon dioxide, that may have less global warming potential than R134A and 404A. If future regulations prohibit the use or servicing of containers using R134A or 404A refrigerants, we could be forced to incur large retrofitting expenses. In addition, refrigerated containers that are not retrofitted may become difficult to lease, command lower rental rates and disposal prices, or may have to be scrapped.

Before 2010, foam insulation in the walls of intermodal refrigerated containers required the use of a blowing agent that contained hydrochlofluorcarbons (specifically HCFC-141b). Since 2010, our manufacturers have phased out the use of this blowing agent in the manufacturing process, replacing that blowing agent with cyclopentane, which contains no CFCs. However, we may still have intermodal refrigerated containers in our fleet that used HCFC-141b in their production. The EU prohibits the import and the placing on the market in the EU of intermodal containers with insulation made with HCFC-141b (EU Regulation). However, the European Commission has recognized that notwithstanding its regulation, under international conventions governing free movement of intermodal containers, the use of such intermodal refrigerated containers admitted into EU countries on temporary customs admission should be permitted. Each country in the EU has its own individual and different regulations to implement the EU Regulation. We have procedures in place that we believe comply with the EU and country regulations. However, if such intermodal refrigerated containers exceed their temporary customs admission period and/or their custom admissions status changes (e.g., should such container be off-hired) and such intermodal refrigerated containers are deemed placed on the market in the EU, or if our procedures are deemed not to comply with EU or a country’s regulation, we could be subject to fines and penalties. Also, if future international conventions or regulations prohibit the use or servicing of containers with foam insulation that utilized this blowing agent during the manufacturing process, we could be forced to incur large retrofitting expenses and those containers that are not retrofitted may become more difficult to lease and command lower rental rates and disposal prices.

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

In order to obtain committed access to a supply of newly built railcars on competitive terms, we have entered into long-term supply agreements with manufacturers to purchase significant numbers of newly built railcars over a multi-year period. In many cases, we cannot economically cancel or materially reduce or reschedule our orders under these purchase commitments. If economic conditions weaken during the term of a long-term supply agreement, it is possible that we may be required to continue to accept delivery of, and pay for, new railcars at times when it may be difficult for us to lease such railcars and our financing costs may be high, which could negatively affect our revenues and profitability. For example, in 2015 we entered into an agreement with a railcar manufacturer to purchase 2,000 new railcars. In 2018, we entered into an amendment to the agreement, by which we modified the type of railcars yet to be delivered and increased the total car count to 2,050 as of the date of the amendment. As of December 31, 2018, 1,600 railcars had been delivered under the agreement and the remaining 450 railcars are to be delivered in 2019 at a cost of $58.6 million. Due to a weak and highly competitive railcar leasing environment, 280 of these cars currently remain off-lease. We intend to place all of these railcars on multi-year leases, but if we are not able to do so at rates that are sufficient to earn a return on our investment, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our rail operations are subject to various laws, rules, and regulations administered by authorities in jurisdictions where we do business. In the United States, our railcar fleet is subject to safety, operations, maintenance, and mechanical standards, rules, and regulations enforced by various federal and state agencies and industry organizations, including the DOT, the FRA, and the AAR. State agencies regulate some health and safety matters related to rail operations not otherwise preempted by federal law. Our business and railcar fleet may be adversely impacted by new rules or regulations, or changes to existing rules or regulations, which could require additional maintenance or substantial modification or refurbishment of our railcars, or could make certain types of railcars inoperable or obsolete or require them to be phased out prior to the end of their useful lives. In addition, violations of these rules and regulations can result in substantial fines and penalties, including potential limitations on operations or forfeitures of assets.

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

Our assets may become obsolete.

In addition to changes in laws, rules, and regulations that may make assets obsolete, changes in the preferred method our customers use to ship their products, changes in demand for particular products, or a shift by customers toward purchasing assets rather than leasing them may adversely impact us. Our customers’ industries are driven by dynamic market forces and trends, which are influenced by economic and political factors. Changes in our customers' markets may significantly affect demand for our rail assets. A reduction in customer demand or change in customers’ preferred method of product transportation could result in the economic obsolescence of the assets leased by those customers.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenue and cash flow from a limited number of railcar lessees. Billings from our ten largest railcar lessees represented 54.2% of total billings for this segment for the year ended December 31, 2018. The loss of such customers would have a material adverse impact on our business, financial condition, results of operations and cash flows. In addition, a default by any of our largest railcar lessees would result in a major reduction in our leasing revenue, large repossession expenses, potentially large lost equipment charges and a material adverse impact on our performance and financial condition.

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

We maintain insurance to reimburse the Company for customer defaults. The insurance agreements are subject to deductibles of $3.0 million or $3.5 million per occurrence, depending on the customer’s credit rating, and have significant exclusions and, therefore, may not be sufficient to prevent us from suffering material losses. Our level of insurance cover in 2019 is limited to $23.2 million or $23.7 million per occurrence and $28.2 million and $28.7 million in aggregate, depending on the customer’s credit rating. Additional insurance claims made by the Company may result in such insurance not being available to us in the future on commercially reasonable terms, or at all.

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

We are licensed by the DOT as freight brokers. The DOT prescribes qualifications for acting in this capacity, including surety bond requirements. As freight brokers, we may become subject to new or more restrictive regulations relating to new laws and regulations specific to legal liability, such as motor carriers are today. Future laws and regulations may be more stringent and require changes in operating practices, influence the demand for transportation services or increase the cost of providing transportation services, any of which could adversely affect our business and results of operations.

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

Billings from our ten largest customers represented 30.2% of total billings for this segment for the year ended December 31, 2018. A reduction in or termination of our services by such customers could have a material adverse effect on our revenue and business.

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

If we fail to maintain and enhance our information technology systems, or if we fail to successfully implement new technology or enhancements, we may be at a competitive disadvantage and lose customers.

We continue to see technology as key to driving internal efficiencies as well as providing additional capabilities to customers and carriers. We expect our customers to continue to demand more sophisticated technology-driven solutions from their suppliers and we may need to enhance or replace our information technology systems in response. This may involve significant implementation costs and potential challenges.

Technology and new market entrants may also disrupt the way we and our competitors operate. As technology improves and new companies enter the freight brokerage market, our customers may be able to find alternatives to our services for matching shipments with available freight hauling capacity. We will continue to develop innovative emerging technologies to source, track and provide visibility to capacity while exploiting machine learning and artificial intelligence to further improve customer outcomes.

General Business Risks

Our level of indebtedness reduces our financial flexibility and could impede our ability to operate.

We have a significant amount of indebtedness and we intend to borrow additional amounts under our credit facilities to purchase equipment and make acquisitions and other investments. We expect that we will maintain a significant amount of indebtedness on an ongoing basis. As of December 31, 2018, our total outstanding debt was $2,179.4 million. Interest expense on such debt will be $20.4 million per quarter for 2019, assuming floating interest rates remain consistent with those as of December 31, 2018. There is no assurance that we will be able to refinance our outstanding indebtedness when it becomes due, or, if refinancing is available, that it can be obtained on terms that we can afford.

Some of our credit facilities require us to pay a variable rate of interest, which will increase or decrease based on variations in certain financial indices, and increases in interest rates can significantly decrease our profits. We do not have any hedge or similar contracts that would protect us against changes in interest rates.

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

•making it difficult for us to pay dividends on, or repurchase, our common stock, our Series A Preferred Stock or our Series B Preferred Stock;

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

Our ability to make payments on and repay our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. As of December 31, 2018, our total outstanding debt was $2,179.4 million. Interest expense on such debt will be $20.4 million per quarter in 2019, assuming floating interest rates remain consistent with those at December 31, 2018. These amounts will increase to the extent we borrow additional funds and if interest rates increase. It is possible that:

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

Possible replacement of the LIBOR benchmark interest rate may have an impact on our business.

On July 27, 2017, the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR rates after 2021. As a result, LIBOR may be discontinued after 2021. The FCA and the submitting LIBOR banks have indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate. Financial services regulators and industry groups are evaluating the phase-out of LIBOR and the development of alternate reference rate indices or reference rates.

As of December 31, 2018, we had $801.1 million of debt outstanding on facilities with interest rates based on LIBOR.

Potential changes to the underlying floating rate indices may have an adverse impact on our liabilities indexed to LIBOR and could have a material adverse effect on our operating results and financial condition.

Security breaches and other disruptions could compromise our information technology systems and expose us to a liability, which could have a material adverse effect on our business, results of operations and our reputation.

In the ordinary course of business, we collect and store sensitive data on our systems and networks, including our proprietary business information and that of our customers and suppliers, and personally identifiable information of our customers and employees. The secure storage, processing, maintenance and transmission of this information is critical to our operations. Despite security measures we employ, our information technology systems and networks may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks. Any breach of our network may result in the loss of valuable business data, misappropriation of our consumers’ or employees’ personal information, cause us to breach our legal, regulatory or contractual obligations, create an inability to access or rely upon critical business records or cause other disruptions of our business. Despite our existing security procedures and controls, if our network becomes compromised, it could give rise to unwanted media attention, materially damage our customer relationships, harm our business, our reputation, and our financial results, which could result in fines or lawsuits, and may increase the costs we incur to protect against such information security breaches, such as increased investment in technology, the costs of compliance with consumer protection laws, and costs resulting from consumer fraud. These breaches may result from human error, equipment failure, or fraud or malice on the part of employees or third parties.

We expend significant financial resources to protect against such threats and may be required to further expend financial resources to alleviate problems caused by physical, electronic, and cyber security breaches. As techniques used to breach security are growing in frequency and sophistication and are generally not recognized until launched against a target, regardless of our expenditures and protection efforts, we may not be able to implement security measures in a timely manner or, if and when implemented, these measures could be circumvented. Any breaches that may occur could expose us to increased risk of lawsuits, loss of existing or potential future customers, harm to our reputation and increases in our security costs, which could have a material adverse effect on our financial performance and operating results.

In the event of a breach resulting in loss of data, such as personally identifiable information or other such data protected by data privacy or other laws, we may be liable for damages, fines and penalties for such losses under applicable regulatory frameworks despite not handling the data. Further, the regulatory framework around data custody, data privacy and breaches varies by jurisdiction and is an evolving area of law. We may not be able to limit our liability or damages in the event of such a loss.

We are subject to legislative, regulatory, and legal developments involving taxes.

Taxes are a significant part of our expenses. We are subject to U.S. federal, state, and foreign income, payroll, property, sales and use, fuel, and other types of taxes. Changes in tax rates, such as those included in the U.S. Tax Cuts and Jobs Act, enactment of new tax laws, revisions of tax regulations, and claims or litigation with taxing authorities could result in a material effect to our results of operations, financial condition, and liquidity. Higher tax rates could have a material adverse effect on our results of operations, financial condition, and liquidity.

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

Changes in laws, rules, and regulations, or actions by authorities under existing laws, rules, or regulations, to address greenhouse gas emissions and climate change could negatively impact our customers and business. For example, restrictions on emissions could significantly increase costs for our customers whose production processes require significant amounts of energy. Customers’ increased costs could reduce their demand to lease our assets. Potential consequences of laws, rules, or regulations addressing climate change could have an adverse effect on our financial position, results of operations, and cash flows.

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

As a U.S. corporation, we are subject to U.S. Executive Orders and U.S. Treasury Sanctions Regulations restricting or prohibiting business dealings in or with certain nations and with certain specially designated nationals (individuals and legal entities). Any perception or determination that we have violated such Executive Orders and U.S. Treasury Sanctions Regulations could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As a U.S. corporation, we are subject to the Foreign Corrupt Practices Act, and a determination that we violated this act may affect our business and operations adversely.

As a U.S. corporation, we are subject to the regulations imposed by the Foreign Corrupt Practices Act (FCPA), which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. Any perception or determination that we have violated the FCPA could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Risks Related to our Stock

Our common stock price has been volatile and may remain volatile.

The trading price of our common stock may be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, new products or services by us or our competitors, general conditions in the shipping industry and the intermodal equipment sales and leasing markets, changes in earnings estimates by analysts, or other events or factors which may or may not be under our control. Broad market fluctuations may adversely affect the market price of our common stock. Since the initial public offering of our common stock at $15.00 per share on May 16, 2007, the market price of our common stock has fluctuated significantly from a high of $40.11 per share to a low of $2.12 per share through February 28, 2019. Since the trading volume of our common stock is modest on a daily basis, shareholders may experience difficulties in liquidating our common stock at an acceptable price. Factors affecting the trading price of our common stock may include:

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

Future new sales of our common stock or preferred stock by us or outstanding shares by existing stockholders, or the perception that there will be future sales of new shares from us or existing stockholders, may cause our common stock or preferred stock price, as applicable, to decline and impair our ability to obtain capital through future stock offerings.

In the future, we may sell additional shares of our common stock or preferred stock to raise additional capital.  The issuance of additional shares of our common stock, preferred stock or convertible securities, will dilute the ownership interest of our common and preferred stockholders. In addition, our greater than 5% stockholders may sell a substantial number of their shares in the public market, which could also affect the market price for our common and preferred stock. We cannot predict the size of future sales or issuances of our common or preferred stock or the effect, if any, that they may have on the market price for our common and preferred stock. The issuance and/or sale of substantial amounts of common or preferred stock, or the perception that such issuances and/or sales may occur, could adversely affect the market price of our common or preferred stock and impair our ability to raise capital through the sale of additional equity or debts securities.

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

The trading market for our common and preferred stock may rely in part on the research and reports that industry or financial analysts publish about us or our business. We do not control or influence the decisions or opinions of these analysts and analysts may not cover us.

If any analyst who covers us decreases his or her financial estimates or investment recommendation, the price of our common and preferred stock could decline. If any analyst ceases coverage of our company, we could lose visibility in the market, which in turn could cause our common or preferred stock price to decline.

Our certificate of incorporation and bylaws and Delaware law contain provisions that could discourage a third party from acquiring us and consequently decrease the market value of an investment in our stock.

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

The change of control conversion right in our preferred stock may make it more difficult for a party to acquire us or discourage a party from acquiring us.

Upon the occurrence of a change of control, each holder of shares of our outstanding preferred stock will have the right (subject to certain conditions) to convert some or all of the shares of preferred stock held by such holder (the “Change of Control Conversion Right”).  The Change of Control Conversion Right may have the effect of discouraging a third party from making an acquisition proposal for us or of delaying, deferring or preventing certain of our change of control transactions under circumstances that otherwise could provide the holders of our preferred stock with the opportunity to realize a premium over the then-current market price of such equity securities or that stockholders may otherwise believe is in their best interests.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

Office Locations.  As of December 31, 2018, we operated our business in 22 offices in 12 different countries including the U.S. We have 10 offices in the U.S. including our headquarters in San Francisco, California. We have 12 offices outside the U.S., including offices operated by third-party corporate service providers in Bermuda and Luxembourg. In addition, we have agents in Asia, Europe, Africa, and South America. Our headquarters is used for our container leasing, rail leasing and logistics segments. Our offices in Everett, Washington, Eatontown, New Jersey, Portland, Oregon, Tampa, Florida, Jacksonville, Florida, Knoxville, Tennessee, Kennesaw, Georgia, and Dallas, Texas are used for our logistics segment operations. Each one of our other offices is used for our container leasing segment. All of our offices, except those operated by third party corporate service providers, are leased.

The following table summarizes our office locations as of December 31, 2018:

Office Locations – U.S.
San Francisco, CA (Headquarters)	Charleston, SC
Everett, WA	Eatontown, NJ
Portland, OR	Tampa, FL
Jacksonville, FL	Knoxville, FL
Kennesaw, GA	Dallas, TX

Office Locations - International
Brentwood, United Kingdom	St. Michael, Barbados
Antwerp, Belgium	Singapore
Delmenhorst, Germany	Hamburg, Germany
Kuala Lumpur, Malaysia	Taipei, Taiwan
Luxembourg City, Luxembourg	Hamilton, Bermuda
Seoul, South Korea	Sydney, Australia

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

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “CAI.” As of February 6, 2019, there were 38 registered holders of record of the common stock and 3,909 beneficial holders, based on information obtained from our transfer agent.

In addition, our Series A Preferred Stock and our Series B Preferred Stock are traded on the NYSE under the symbols “CAI-PA” and “CAI-PB,” respectively.

Dividend Policy

We have never declared or paid dividends on our common stock. We are required to pay dividends of 8.5% per annum on our outstanding shares of preferred stock.  Our board of directors may consider adopting a dividend policy in the future with respect to our common stock. Any determinations by us to pay cash dividends on our common stock in the future will be based primarily upon our financial condition, results of operations, business requirements, tax considerations and our board of directors’ continuing determination that the declaration of dividends under the dividend policy are in the best interests of our stockholders and are in compliance with all laws and agreements applicable to the dividend program. In the absence of such a policy, other than to pay dividends on our preferred stock, we intend to retain future earnings to finance the operation and expansion of our business, and to repurchase our common stock.

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2018 – October 31, 2018	—	$—	—	3,000,000
November 1, 2018 – November 30, 2018	285,886	24.78	285,886	2,714,114
December 1, 2018 – December 31, 2018	255,857	22.77	255,857	2,458,257
Total	541,743	$23.83	541,743	2,458,257

(1)

On October 8, 2018, we announced that our Board of Directors had approved the repurchase of up to three million shares of outstanding common stock. The repurchase plan does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. As of December 31, 2018, approximately 2.5 million shares remained available for repurchase under our share repurchase plan.

Performance Graph

The graph below compares cumulative shareholder returns on our common stock as compared with the Russell 2000 Stock Index and the Dow Jones Transportation Stock Index for the period from December 31, 2013 to December 31, 2018. The graph assumes an investment of $100 as of December 31, 2013, and that all dividends were reinvested without the payment of any commissions. The stock performance shown on the performance graph below is not necessarily indicative of future performance.

200
175
150
125
100
75
50
25
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
CAI International, Inc.
Russell 2000 Index
Dow Jones Transportation Index

		Returns as of December 31,
Company/Index	Dec. 31, 2013	2014	2015	2016	2017	2018

CAI International, Inc.	$100	$98	$43	$37	$120	$99
Russell 2000 Index	100	104	98	117	132	116
Dow Jones Transportation Index	100	124	101	122	143	124

ITEM 6: SELECTED FINANCIAL DATA

The selected financial data presented below have been derived from our audited consolidated financial statements. Historical results are not necessarily indicative of the results of operations to be expected in future periods. You should read the selected consolidated financial data and operating data presented below in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Consolidated Statement of Income Data

	Year Ended December 31,
	2018	2017	2016	2015	2014
(Dollars in thousands, except per share data)

Revenue
Container lease revenue	$284,924	$235,365	$202,328	$220,732	$217,253
Rail lease revenue	35,703	32,476	30,490	17,433	10,336
Logistics revenue	111,471	80,552	61,536	11,502	-
Total revenue	432,098	348,393	294,354	249,667	227,589

Operating expenses
Depreciation of rental equipment	121,298	110,952	104,877	113,590	77,976
Storage, handling and other expenses	14,545	20,918	35,862	30,194	26,043
Logistics transportation costs	97,170	68,155	51,980	10,172	-
(Gain) loss on sale of used rental equipment	(11,725)	(5,347)	12,671	654	(6,522)
Administrative expenses	50,305	42,699	35,678	27,617	26,538
Total operating expenses	271,593	237,377	241,068	182,227	124,035

Operating income	160,505	111,016	53,286	67,440	103,554

Other expenses
Net interest expense	78,345	53,052	42,754	36,271	35,998
Other expense	677	765	654	182	367
Total other expenses	79,022	53,817	43,408	36,453	36,365

Income before income taxes and
non-controlling interest	81,483	57,199	9,878	30,987	67,189
Income tax expense (benefit)	2,887	(14,861)	3,844	4,252	7,191

Net income	78,596	72,060	6,034	26,735	59,998
Preferred stock dividends	5,124	-	-	-	-
Net income attributable to non-controlling interest	-	-	37	134	111
Net income attributable to CAI common stockholders	$73,472	$72,060	$5,997	$26,601	$59,887

Net income per share attributable to CAI
common stockholders
Basic	$3.76	$3.74	$0.31	$1.28	$2.89
Diluted	$3.71	$3.68	$0.31	$1.27	$2.83

Weighted average shares of common stock outstanding
Basic	19,562	19,253	19,318	20,773	20,732
Diluted	19,822	19,607	19,393	20,988	21,155

Other Financial Data
EBITDA (unaudited)(1)	$283,311	$223,514	$159,311	$181,493	$182,021
Purchase of equipment	812,021	502,050	251,165	389,331	307,283

Consolidated Balance Sheet Data

	As of December 31,
	2018	2017	2016	2015	2014
(Dollars in thousands)

Cash*	$75,983	$47,209	$52,326	$59,765	$62,053
Rental equipment, net	2,265,260	2,004,961	1,807,010	1,748,211	1,564,777
Net investment in direct finance leases	549,767	276,513	100,541	103,368	94,964
Total assets	3,012,617	2,428,128	2,055,934	1,973,585	1,784,018
Debt	2,159,014	1,702,822	1,476,026	1,419,809	1,253,633
Total liabilities	2,311,485	1,864,283	1,598,430	1,513,480	1,342,032
Redeemable preferred stock	103,865	-	-	-	-
Total CAI stockholders' equity	701,132	563,845	457,504	459,182	441,197
*Includes restricted cash of $30,668, $11,789, $6,192, $7,212, and $8,232 and cash owned by VIEs of $25,211, $20,685, $30,449,
$35,106, and $26,011 at December 31, 2018, 2017, 2016, 2015, and 2014, respectively.

Selected Operating Data (unaudited):
Owned container fleet in TEUs (2)	1,465,799	1,146,268	921,694	984,085	934,101
Managed container fleet in TEUs (2)	74,246	80,736	162,582	198,093	235,538
	1,540,045	1,227,004	1,084,276	1,182,178	1,169,639

Owned container fleet in CEUs (3)	1,501,060	1,209,209	1,014,078	1,029,117	961,244
Managed container fleet in CEUs (3)	67,647	73,530	146,258	177,958	214,432
	1,568,707	1,282,739	1,160,336	1,207,075	1,175,676

Owned railcar fleet in units	7,279	7,172	6,459	5,096	2,361

Percentage of on-lease container fleet on long-term leases (4)	69%	72%	75%	74%	73%
Percentage of on-lease container fleet on short-term leases (4)	9%	13%	16%	17%	20%
Percentage of on-lease container fleet on finance leases	22%	15%	9%	9%	7%
	100%	100%	100%	100%	100%

Average container fleet utilization in CEUs (5)	99.2%	97.4%	92.8%	92.5%	92.3%
Average railcar fleet utilization (6)	88.6%	90.0%	93.9%	95.8%	95.8%

(1)EBITDA is a non-GAAP financial measure, and is defined as net income before interest expense, income taxes, depreciation and amortization of intangible assets. We believe EBITDA is helpful in understanding our past financial performance as a supplement to net income and other performance measures calculated in conformity with accounting principles generally accepted in the United States (GAAP). EBITDA is also frequently used by analysts, investors, and other interested parties to evaluate companies in our industry. Our management believes that EBITDA is useful to investors in evaluating our operating performance because it provides a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies in our industry. EBITDA has limitations as an analytical tool and you should not consider it in isolation or as a substitute for any measure reported under GAAP.   Its usefulness as a performance measure as compared to net income is limited by the fact that EBITDA excludes the impact of interest expense, depreciation and amortization expense and taxes. We borrow money in order to finance our operations; therefore, interest expense is a necessary element of our costs and ability to generate revenue. Similarly, our use of capital assets makes depreciation and amortization expense a necessary element of our costs and ability to generate income. In addition, since we are subject to state and federal income taxes, any measure that excludes tax expense has material limitations.

The following table provides a reconciliation of net income, the most comparable performance measure under GAAP (in thousands):

	Year Ended December 31,
	2018	2017	2016	2015	2014
Net income	$78,596	$72,060	$6,034	$26,735	$59,998
Net interest expense	78,345	53,052	42,754	36,271	35,998
Income tax expense (benefit)	2,887	(14,861)	3,844	4,252	7,191
Depreciation	121,494	111,294	105,236	114,003	78,451
Amortization of intangible assets	1,989	1,969	1,443	232	383
EBITDA	$283,311	$223,514	$159,311	$181,493	$182,021

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

(6)Reflects the average number of units in our railcar fleet on lease as a percentage of total units available for lease. In calculating units available for lease, we exclude units for sale and units held at the manufacturer that we have purchased. If new railcars not yet leased are included in the total railcar fleet, railcar fleet utilization would be 81.0% for the year ended December 31, 2018.

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

Overview

We are one of the world’s leading transportation finance and logistics companies. We purchase equipment, primarily intermodal shipping containers and railcars, which we lease to our customers. We also manage equipment for third-party investors. In operating our fleet, we lease, re-lease and dispose of equipment and contract for the repair, repositioning and storage of equipment. We also provide domestic and international logistics services. As of December 31, 2018, our container fleet comprised 1,568,707 CEUs, 96% of which represented our owned fleet and 4% of which represented our managed fleet.  In addition, we also own 7,279 railcars, which we lease within North America.

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

The equipment leasing market is highly competitive. As such, our relationships with our customers are important to ensure that they continue to select us as one of their providers of leased equipment. Our average container fleet utilization rate in CEUs for the year ended December 31, 2018 was  99.2% compared to 97.4% and 92.8% for the years ended December 31, 2017 and 2016, respectively. The increase in our average fleet utilization from 2017 is primarily attributable to an increase in demand for leased containers that continued from 2017. Our average railcar fleet utilization rate for the year ended December 31, 2018 was 88.6% compared to 90.0% and 93.9% for the years ended December 31, 2017 and 2016, respectively. If new railcars not yet leased are included in the total railcar fleet, railcar fleet utilization would be 81.0% for the year ended December 31, 2018. The decrease in the utilization of our railcar fleet has been primarily caused by decreased demand and competitive pressure in the rail market. Our utilization rate may increase or decrease depending on future global economic conditions and the additional supply of new equipment.

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

Container Lease Revenue. We generate container lease revenue by leasing our owned containers primarily to container shipping lines. Approximately 96% of our container lease revenue is derived from the rental of containers. Container lease revenue is comprised of monthly lease payments due under the lease agreements together with payments for other charges set forth in the leases, such as handling fees, drop-off charges and repair charges. Approximately 22% of our owned container fleet is subject to finance leases. Under a finance lease, the lessee’s payments consist of principal and interest components. The interest component is included within container lease revenue. Lessees under our finance leases have the substantive risks and rewards of equipment ownership and typically have the option to purchase the equipment at the end of the lease term for a nominal amount.

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

We depreciate our containers on a straight-line basis over a period ranging from 12 to 15 years to a fixed estimated residual value depending on the type of container (see Note 2(c) to our consolidated financial statements included in this Annual Report on Form 10-K). We regularly assess both the estimated useful life of our containers and their expected residual values, and, when warranted, adjust our depreciation estimate accordingly. Railcar equipment is depreciated over its estimated useful life of 43 years to its estimated residual value using the straight-line method. Depreciation expense for rental equipment will vary over time based upon the size of our owned rental equipment fleet and the purchase price of new equipment. If our rental equipment is impaired, the equipment is written-down to its fair value and the amount of the write-down is recorded in depreciation expense.

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

Our operating expenses include the gain or loss on sale of used rental equipment. This gain or loss is typically the result of our sale of used equipment in the secondary resale market and is the difference between: (1) the cash we receive for these units, less selling expenses; and (2) the net book value of the units.

Results of Operations

The following table summarizes our results of operations for the three years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Revenue
Container lease revenue	$284,924	$235,365	$202,328
Rail lease revenue	35,703	32,476	30,490
Logistics revenue	111,471	80,552	61,536
Total revenue	432,098	348,393	294,354

Operating expenses
Depreciation of rental equipment	121,298	110,952	104,877
Storage, handling and other expenses	14,545	20,918	35,862
Logistics transportation costs	97,170	68,155	51,980
(Gain) loss on sale of used rental equipment	(11,725)	(5,347)	12,671
Administrative expenses	50,305	42,699	35,678
Total operating expenses	271,593	237,377	241,068

Operating income	160,505	111,016	53,286

Other expenses
Net interest expense	78,345	53,052	42,754
Other expense	677	765	654
Total other expenses	79,022	53,817	43,408

Income before income taxes and non-controlling interest	81,483	57,199	9,878
Income tax expense (benefit)	2,887	(14,861)	3,844

Net income	78,596	72,060	6,034
Preferred stock dividends	5,124	-	-
Net income attributable to non-controlling interest	-	-	37
Net income attributable to CAI common stockholders	$73,472	$72,060	$5,997

2018 Compared with 2017, and 2017 Compared with 2016

Container lease revenue

	Year Ended December 31,			2018 vs 2017		2017 vs 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
($ in thousand)
Container lease revenue	$284,924	$235,365	$202,328	$49,559	21%	$33,037	16%

The increase in container lease revenue between 2018 and 2017 was a result of a $54.2 million increase in rental revenue, primarily due to a 25% increase in the average number of CEUs of on-lease owned containers, partially offset by a $2.2 million decrease in rental revenue resulting from a 1% decrease in average owned container per diem rental rates, and $2.2 million of container lease revenue from insurance proceeds recognized in 2017 that was not recurring in 2018. The reduction in average container per diem rental rates has been caused primarily by competitive market pressure.

The increase in container lease revenue between 2017 and 2016 was a result of a $35.2 million increase in rental revenue, primarily due to a 19% increase in the average number of CEUs of on-lease owned containers, partially offset by a $5.7 million decrease in rental revenue resulting from a 3% decrease in average owned container per diem rental rates, and a decrease of $1.4 million reflecting lost revenue related to the bankruptcy of Hanjin in 2016, net of $2.2 million of insurance proceeds for lost lease rental revenue, recognized in 2017. The reduction in average container per diem rental rates has been primarily caused by competitive market pressure.

Rail lease revenue

	Year Ended December 31,			2018 vs 2017		2017 vs 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
($ in thousand)
Rail lease revenue	$35,703	$32,476	$30,490	$3,227	10%	$1,986	7%

Rail lease revenue increased between 2018 and 2017, primarily as a result of a 14% increase in the average size of our on-lease railcar fleet and a 2% increase in rental rates, partially offset by a $1.0 million settlement with a customer for damaged railcars recognized in 2017.

Rail lease revenue increased between 2017 and 2016, primarily as a result of a $1.0 million settlement with a customer for damaged railcars recognized in 2017, and a 2% increase in the average size of our on-lease railcar fleet. The average lease revenue per railcar also increased as new railcars, which command higher per diem rental rates than used railcars, formed a larger percentage of the fleet.

Logistics revenue and gross margin

	Year Ended December 31,			2018 vs 2017		2017 vs 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
($ in thousand)
Logistics revenue	$111,471	$80,552	$61,536	$30,919	38%	$19,016	31%
Logistics transportation costs	97,170	68,155	51,980	29,015	43%	16,175	31%
Logistics gross margin	$14,301	$12,397	$9,556	$1,904	15%	$2,841	30%

The increase in logistics revenue between 2018 and 2017 was primarily due to an increase in freight rates in our intermodal and truck brokerage operations. Transportation costs increased at a slightly higher rate than revenue due primarily to increased volume in our lower margin intermodal business and resulted in a decrease in the gross margin percentage from 15.4% for the year ended December 31, 2017 to 12.8% for the year ended December 31, 2018.

The increase in logistics revenue between 2017 and 2016 was primarily due to an additional $15.8 million of revenue from the acquisitions of Challenger in February 2016 and Hybrid in June 2016, as well as new customers generating an additional $3.4 million of revenue. The increase in logistics transportation costs was mainly attributable to an additional $14.2 million of costs from the acquisitions of Challenger in February 2016 and Hybrid in June 2016, as well as an increase of $1.8 million as a result of new customer activity. The gross margin percentage of our logistics business for the year ended December 31, 2017 was 15.4%, consistent with the prior year.

Depreciation of rental equipment

	Year Ended December 31,			2018 vs 2017		2017 vs 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
($ in thousand)
Container Leasing	$107,109	$99,753	$95,755	$7,356	7%	$3,998	4%
Rail Leasing	14,189	11,199	9,122	2,990	27%	2,077	23%
	$121,298	$110,952	$104,877	$10,346	9%	$6,075	6%

Container Leasing

The increase in depreciation expense between 2018 and 2017 was primarily attributable to  a 12% increase in the average size of our owned fleet between the two periods, partially offset by a $1.3 million one-time write-off of rental equipment on lease to a bankrupt customer, which was recognized in 2017, and an increase in assets on direct finance leases.

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

Rail Leasing

The increase in depreciation expense between 2018 and 2017 was primarily attributable to a 16% increase in the average size of the railcar fleet, excluding new railcars not yet on lease, during the last twelve months and an impairment charge of $0.6 million related to off-lease railcars designated for scrap recognized in 2018.  There was also an increase in the proportion of new railcars in the fleet leading to higher depreciation per railcar.

The increase in depreciation expense between 2017 and 2016 was primarily attributable to a 16% increase in the average size of the railcar fleet. There was also an increase in the proportion of new railcars in the fleet leading to higher depreciation per railcar.

Storage, handling and other expenses

	Year Ended December 31,			2018 vs 2017		2017 vs 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
($ in thousand)
Container Leasing	$8,853	$15,303	$32,476	$(6,450)	-42%	$(17,173)	-53%
Rail Leasing	5,692	5,615	3,386	77	1%	2,229	66%
	$14,545	$20,918	$35,862	$(6,373)	-30%	$(14,944)	-42%

Container Leasing

The decrease in storage, handling and other expenses between 2018 and 2017 was primarily attributable to a $3.9 million decrease in storage and handling costs and a $1.1 million decrease in positioning fees, both due to a decrease in the size of the off-lease fleet and a 2% increase in average utilization between the two periods, and a $1.8 million credit recorded in recovery costs as a result of insurance proceeds received in 2018 relating to the Hanjin bankruptcy, partially offset by an increase of $0.5 million in container liability insurance premium.

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

Rail Leasing

Storage, handling and other expenses remained relatively consistent between 2018 and 2017.

The increase in storage, handling and other expenses between 2017 and 2016 was primarily attributable to a $1.2 million increase in storage and handling expenses as the size of the railcar fleet increased, while utilization decreased by 4%, between the two periods, as well as a $0.7 million increase in repair related costs and positioning fees, reflecting our efforts to put railcars on lease.

 (Gain) loss on sale of used rental equipment

	Year Ended December 31,			2018 vs 2017		2017 vs 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
($ in thousand)
Container Leasing	$(9,886)	$(5,333)	$12,750	$(4,553)	85%	$(18,083)	-142%
Rail Leasing	(1,839)	(14)	33	(1,825)	NM	(47)	-142%
Logistics	-	-	(112)	-	-	112	100%
	$(11,725)	$(5,347)	$12,671	$(6,378)	119%	$(18,018)	-142%

NM = Not meaningful

Container Leasing

While we sold 28% fewer CEUs of used containers in 2018 compared to the prior year, there was an increase of 54% in the average sales price per unit,  which reflected the recovery in new equipment prices in the last twelve months as well as a limited supply of used equipment on the market, and resulted in an increase in gain on sale of used rental equipment.

While we sold 30% fewer used containers in 2017 compared to the prior year, there was an increase of 26% in the average sales price per unit, reflecting the recovery in new equipment prices during the year, resulting in a gain on sale of used rental equipment.

Rail Leasing

We recorded a gain of $1.8 million on the sale of used rental equipment for the year ended December 31, 2018, compared to a gain of less than $0.1 million in 2017, and a loss of less than $0.1 million in 2016, respectively.  The $1.8 million gain in 2018 resulted from the sale of 385 newly manufactured railcars.

Administrative expenses

	Year Ended December 31,			2018 vs 2017		2017 vs 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
($ in thousand)
Container Leasing	$27,560	$22,925	$20,453	$4,635	20%	$2,472	12%
Rail Leasing	5,297	4,756	3,759	541	11%	997	27%
Logistics	17,448	15,018	11,466	2,430	16%	3,552	31%
	$50,305	$42,699	$35,678	$7,606	18%	$7,021	20%

Container Leasing

The increase in administrative expenses between 2018 and 2017 was primarily attributable to a $2.2 million decrease in credits related to adjustments to our estimated contingent consideration liability related to our previous acquisitions, a $0.6 million increase in rent expense, a $0.6 million increase in marketing expenses due to an increased effort to promote our brand and services, and a $0.3 million increase in payroll-related costs, largely due to increased headcount and increased stock-based compensation expense, partially offset by a reduction in incentive compensation.

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

Rail Leasing

The increase in administrative expenses between 2018 and 2017 was primarily a result of higher employee-related costs, largely due to increased incentive compensation.

The increase in administrative expenses between 2017 and 2016 was primarily a result of higher employee-related costs, as well as an increase in allocated overhead costs due to the increase in size of the railcar fleet between the two periods.

Logistics

The increase in administrative expenses between 2018 and 2017 was primarily attributable to an increase of $2.1 million in payroll-related costs due to a 36% increase in headcount.

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

Other expenses

	Year Ended December 31,			2018 vs 2017		2017 vs 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
($ in thousand)
Net interest expense	$78,345	$53,052	$42,754	$25,293	48%	$10,298	24%
Other expense	677	765	654	(88)	-12%	111	17%
	$79,022	$53,817	$43,408	$25,205	47%	$10,409	24%

Net interest expense

The increase in net interest expense between 2018 and 2017 was due primarily to an increase in our average loan principal balance between the two periods, as we continue to increase our borrowings to finance our acquisition of additional rental equipment, as well as an increase in the average interest rate on our outstanding debt, caused by an increase in LIBOR, from approximately 3.3%  at December 31, 2017 to 3.9% at December 31, 2018.

The increase in net interest expense between 2017 and 2016 was due primarily to an increase in our average loan principal balance between the two periods, as we increased our borrowings to finance our acquisition of additional rental equipment, as well as an increase in the average interest rate on our outstanding debt, caused by an increase in LIBOR, from approximately 2.7% at December 31, 2016 to 3.3% at December 31, 2017.

Other expense

Other expense, being a loss on foreign exchange, of $0.7 million for the year ended December 31, 2018 remained relatively consistent with other expense of $0.8 million for the year ended December 31, 2017.

Other expense of $0.8 million for the year ended December 31, 2017 remained relatively consistent with other expense of $0.7 million for the year ended December 31, 2016.

Income tax expense (benefit)

	Year Ended December 31,			2018 vs 2017		2017 vs 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
($ in thousand)
Income tax expense (benefit)	$2,887	$(14,861)	$3,844	$17,748	-119%	$(18,705)	-487%

The increase in income tax expense between 2018 and 2017 was mainly attributable to a $16.9 million tax benefit arising from the U.S. Tax Cuts and Jobs Act, which was recognized in 2017. Excluding this one-off benefit and other discrete items, the effective tax rate was 3.6% and related income tax expense was $2.0 million for the year ended December 31, 2017. The effective tax rate for the year ended December 31, 2018 remained relatively consistent at 3.5%.

The decrease in income tax expense between 2017 and 2016 was mainly attributable to a $16.9 million tax benefit arising from the Tax Act that reduced the federal tax rate from 35% to 21%, resulting in the remeasurement of our net deferred tax liabilities, and a benefit of $1.8 million related to stock-based compensation excess tax benefits, partially offset by $1.9 million of tax expense related to prior year true-ups. Excluding these items, income tax expense was $2.0 million for the year ended December 31, 2017, a decrease of $1.8 million, or 47%, compared to the prior year. Excluding the items noted above, the effective tax rate for the year ended December 31, 2017 was 3.6% compared to an effective tax rate of 39% for the year ended December 31, 2016. The lower effective tax rate for the year ended December 31, 2017 was due to an increase in the proportion of pretax income generated in lower tax jurisdictions by our container leasing business, and a corresponding decrease in the proportion of pretax income generated in higher tax jurisdictions, primarily by our railcar business.

Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K includes a reconciliation between the tax expense calculated at the statutory U.S. income tax rate and the actual tax expense for the years ended December 31, 2018, 2017 and 2016.

Liquidity and Capital Resources

As of December 31, 2018, we had cash and cash equivalents of $45.3 million, including $25.2 million of cash held by VIEs. Our principal sources of liquidity are cash in-flows provided by operating activities, proceeds from the sale of rental equipment, borrowings from financial institutions, and equity and debt offerings. Our cash in-flows are used to finance capital expenditures and meet debt service requirements.

As of December 31, 2018, our outstanding indebtedness and the related maximum borrowing level was as follows (in thousands):

	Current	Current
	Amount	Maximum
	Outstanding	Borrowing Level
Revolving credit facilities	$597,157	$1,678,614
Term loans	381,934	381,934
Senior secured notes	58,885	58,885
Asset-backed notes	1,032,722	1,032,722
Collateralized financing obligations	107,225	107,225
Term loans held by VIE	1,456	1,456
	2,179,379	3,260,836
Debt issuance costs	(20,365)	-
Total	$2,159,014	$3,260,836

As of December 31, 2018, we had $1,081.4 million in availability under our revolving credit facilities (net of $0.1 million in letters of credit), subject to our ability to meet the collateral requirements under the agreements governing the facilities. Based on the borrowing base and collateral requirements as of December 31, 2018, the borrowing availability under our revolving credit facilities was $111.2 million, assuming no additional contributions of assets.

As of December 31, 2018, we had $1,358.3 million of total debt outstanding on facilities with fixed interest rates. These fixed rate facilities are scheduled to mature between 2019 and 2043, and had a weighted average interest rate of 3.8% as of December 31, 2018.

As of December 31, 2018, we had $821.0 million of total debt outstanding on facilities with interest rates based on floating rate indices (primarily LIBOR). These floating rate facilities are schedule to mature between 2019 and 2023, and had a weighted average interest rate of 4.1% as of December 31, 2018.

We have typically funded a significant portion of the purchase price for new equipment through borrowings under our credit facilities. However, from time to time we have funded new equipment acquisitions through the use of working capital.

Revolving Credit Facilities

We have three revolving credit facilities, which have a maximum borrowing capacity of $1,100.0 million, $550.0 million, and €25.0 million, respectively, and maturity dates of June 2023, October 2023, and September 2020, respectively. The entire amount of the facilities drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

We use the revolving credit facilities primarily to fund the purchase of rental equipment. As of December 31, 2018, in addition to a rental equipment payable of $74.1 million, we had commitments to purchase $9.4 million of containers and $64.4 million of railcars in the twelve months ending December 31, 2019.

Term Loans

We utilize our term loans as an important funding source for the purchase of rental equipment. Our term loans amortize in monthly or quarterly installments and mature between October 2019 and October 2023.

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

Our borrowings under the asset-backed facilities amortize in monthly installments and mature between October 2027 and September 2043. We are required to maintain a restricted cash account to cover payments of the obligations. As of December 31, 2018, the restricted cash account had a balance of $30.7 million.

Other Debt Obligations

We have entered into a series of collateralized financing obligations with Japanese investor funds that are consolidated by us as VIEs (see Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K). The obligations have maturity dates between March 2019 and December 2021.

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

In addition to customary events of default, our revolving credit facilities and term loans contain restrictive covenants, including limitations on certain liens, indebtedness and investments.  In addition, all of our debt facilities contain various restrictive financial and other covenants.  The financial covenants in our debt facilities require us to maintain (1) a consolidated funded debt to consolidated tangible net worth ratio of no more than 3.75:1.00, and in the case of our asset-backed notes, of no more than 4.50:1:00; and (2) a fixed charge coverage ratio of at least 1.20:1.00, and in the case of our asset-backed notes, of at least 1.10:1.00. As of December 31, 2018, we were in compliance with all of our debt covenants.

Under certain conditions, as defined in our credit agreements with our banks and/or note holders, we are subject to certain cross default provisions that may result in an acceleration of principal repayment under these credit facilities if an uncured default condition were to exist. Our asset-backed notes are not subject to any such cross-default provisions.

Cash Flow

The following table sets forth certain cash flow information for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net income	$78,596	$72,060	$6,034
Net income adjusted for non-cash items	200,965	168,719	131,013
Changes in working capital	(21,195)	(13,527)	(1,757)
Net cash provided by operating activities	179,770	155,192	129,256
Net cash used in investing activities	(663,343)	(411,751)	(181,600)
Net cash provided by financing activities	512,350	251,222	45,579
Effect on cash of foreign currency translation	(3)	220	(674)
Net increase (decrease) in cash	28,774	(5,117)	(7,439)
Cash and restricted cash at beginning of period	47,209	52,326	59,765
Cash and restricted cash at end of period	$75,983	$47,209	$52,326

Operating Activities Cash Flows

Net cash provided by operating activities of $179.8 million for the year ended December 31, 2018, increased $24.6 million from $155.2 million for the year ended December 31, 2017. The increase was due to a $32.2 million increase in net income as adjusted for depreciation, amortization and other non-cash items, partially offset by a decrease of $7.7 million in our net working capital adjustments. The increase in net income as adjusted for non-cash items was primarily due to a $6.5 million increase in net income, a $10.2 million increase in depreciation expense, a $17.4 million increase in deferred income taxes, a $2.2 million reduction in contingent consideration, and a $1.0 million increase in amortization of debt issuance costs, partially offset by a $6.4 million increase in gain on sale of used rental equipment. Net working capital used in operating activities of $21.2 million during the year ended December 31, 2018, was due to a $19.3 million increase in accounts receivable, primarily caused by an increase in lease and logistics activity and a $2.4 million increase in prepaid expenses and other assets as a result of an increase in initial direct costs related to new railcar leases.

Net cash provided by operating activities of $155.2 million for the year ended December 31, 2017, increased $25.9 million from $129.3 million for the year ended December 31, 2016. The increase was due to a $37.7 million increase in net income as adjusted for depreciation, amortization and other non-cash items, partially offset by a decrease of $11.8 million in our net working capital adjustments. The increase in net income as adjusted for non-cash items was primarily due to a $66.0 million increase in net income, a $6.1 million increase in depreciation expense, and a $1.6 million reduction in contingent consideration, partially offset by an $18.0 million increase in gain on sale of used rental equipment, a $16.1 million decrease in deferred income taxes, and a $2.7 million decrease in bad debt expense as a result of the Hanjin bankruptcy. Net working capital used in operating activities of $13.5 million during the year ended December 31, 2017, was due to a $5.0 million increase in accounts receivable, primarily caused by an increase in lease and logistics activity, a $2.2 million decrease in accounts payable, accrued expenses and other current liabilities, primarily caused by a decrease in accrued tax expense as a result of excess tax benefits from share-based compensation awards, a $5.8 million decrease in due to container investors due to the decrease in our managed fleet, and a $1.3 million decrease in unearned revenue.

Investing Activities Cash Flows

Net cash used in investing activities increased $251.6 million to $663.3 million for the year ended December 31, 2018 from $411.8 million for the year ended December 31, 2017. The increase in cash usage was primarily attributable to a $310.0 million increase in the purchase of rental equipment, partially offset by a $39.8 million increase in proceeds from sale of used rental equipment and a $19.3 million increase in receipt of principal payments from direct financing leases.

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

Financing Activities Cash Flows

Net cash provided by financing activities of $512.4 million for the year ended December 31, 2018 increased $261.1 million compared to the year ended December 31, 2017, primarily as a result of higher net borrowings being required to finance the acquisition of rental equipment. During the year ended December 31, 2018, our net cash inflow from borrowings was $458.2 million compared to $226.5 million for the year ended December 31, 2017, reflecting an increase in investment in rental equipment during 2018 compared to 2017. The increase was also attributable to an increase of $75.4 million in proceeds received from issuances of common stock under our At-the-Market (ATM) offering program and issuances of Preferred Stock in underwritten offerings and Series A Preferred Stock under our Series A Preferred Stock ATM offering program, partially offset by a $40.9 million increase in the repurchase of our common stock.

Net cash provided by financing activities of $251.2 million for the year ended December 31, 2017 increased $205.6 million compared to the year ended December 31, 2016, primarily as a result of higher net borrowings being required to finance the acquisition of rental equipment. During the year ended December 31, 2017, our net cash inflow from borrowings was $226.5 million compared to $56.3 million for the year ended December 31, 2016, reflecting an increase in investment in rental equipment during 2017 compared to 2016. The increase was also attributable to an increase of $28.0 million in proceeds received from the issuance of common stock under our ATM offering program and a decrease of $9.2 million used to repurchase our common stock, partially offset by a $1.9 million increase in debt issuance costs, primarily related to the asset-backed notes issued in 2017.

Equity Transactions

Stock Repurchase Plan

In May 2018, we purchased, and subsequently cancelled, 1.2 million shares of our common stock, from an affiliate of Andrew S. Ogawa in a privately-negotiated transaction. Mr. Ogawa is a member of our Board of Directors. The stock was purchased at a price of $22.81 per share, which represented a 2% discount to the closing price as reported on the New York Stock Exchange on the date of purchase.

In October 2018, we announced that our Board of Directors had approved the repurchase of up to three million shares of our outstanding common stock. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and will be evaluated by us depending on market conditions, corporate needs and other factors. Stock repurchases may be made in the open market, block trades or privately negotiated transactions. This stock repurchase program replaced any available prior share repurchase authorization and may be discontinued at any time.  In the fourth quarter of 2018, we repurchased 541,743 shares of our common stock under this repurchase plan, at a cost of approximately $12.9 million. As of December 31, 2018, approximately 2.5 million shares remained available for repurchase under our share repurchase plan.

Common Stock ATM Offering Program

In October 2017, we commenced an ATM offering program with respect to our common stock, which allows us to issue and sell up to 2.0 million shares of our common stock. As of December 31, 2017, we had issued 888,453 shares of common stock and had remaining capacity to issue up to approximately 1.1 million of additional shares of common stock under the ATM offering program. During the year ended December 31, 2018, we issued 100,000 shares of common stock under the ATM offering program for net proceeds of $2.8 million. We paid commissions to the sales agent of $0.1 million in connection with the sales of common stock under this ATM offering program during the year ended December 31, 2018. The net proceeds were used for general corporate purposes. As of December 31, 2018, we have remaining capacity to issue up to approximately 1.0 million of additional shares of common stock under this ATM offering program.

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

See Note 14 to our consolidated financial statements in this Annual Report on Form 10-K for additional information related to our Series A Preferred Stock.

Series A Preferred Stock ATM Offering Program

In May 2018, we commenced an ATM offering program with respect to our Series A Preferred Stock, which allows us to issue and sell up to 2.2 million shares of our Series A Preferred Stock. During the year ended December 31, 2018, we issued 428,710 shares of Series A Preferred Stock under the ATM offering program for net proceeds of $10.5 million. We paid commissions to the sales agent of $0.2 million in connection with the sales of Series A Preferred Stock under this ATM offering program during the year ended December 31, 2018. The net proceeds were used for debt repayment and general corporate purposes. As of December 31, 2018, we have remaining capacity to issue up to approximately 1.8 million of additional shares of Series A Preferred Stock under this ATM program.

Series B Preferred Stock Underwritten Offering

In August 2018, we completed an underwritten public offering of 1,700,000 shares of our 8.50% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock, par value $0.0001 per share and liquidation preference $25.00 per share (Series B Preferred Stock), resulting in net proceeds to us of approximately $41.2 million, after deducting the underwriting discount and other offering expenses. We sold an additional 255,000 shares of Series B Preferred Stock upon the exercise by the underwriters of their option to purchase additional Series B Preferred Stock, resulting in net proceeds to us of approximately $6.2 million, after deducting the underwriting discount. The net proceeds were used for repayment of debt and general corporate purposes.

See Note 14 to our consolidated financial statements in this Annual Report on Form 10-K for additional information related to our Series B Preferred Stock.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments by due date as of December 31, 2018 (in thousands):

	Payments Due by Period
		Less than	1-2	2-3	3-4	4-5	More than
	Total	1 year	years	years	years	years	5 years
Total debt obligations:
Revolving credit facilities	$597,157	$4,200	$19,457	$-	$-	$573,500	$-
Term loans	381,934	130,699	33,100	113,935	7,800	96,400	-
Senior secured notes	58,885	6,110	6,110	6,110	40,555	-	-
Asset-backed notes	1,032,722	134,547	134,547	134,547	131,697	100,272	397,112
Collateralized financing obligations	107,225	39,610	21,773	35,855	9,987	-	-
Term loans held by VIE	1,456	1,456	-	-	-	-	-
Interest on debt obligations (1)	341,199	81,742	70,941	62,297	53,721	37,085	35,413
Rental equipment payable	74,139	74,139	-	-	-	-	-
Rent, office facilities and equipment	4,904	2,395	801	707	531	393	77
Equipment purchase commitments - Containers	9,427	9,427	-	-	-	-	-
Equipment purchase commitments - Rail	64,413	64,413	-	-	-	-	-
Total contractual obligations	$2,673,461	$548,738	$286,729	$353,451	$244,291	$807,650	$432,602

(1)Our estimate of interest expense commitment includes $112.6 million relating to our revolving credit facilities, $40.4 million relating to our term loans, $9.4 million relating to our senior secured notes, $176.5 million relating to our asset-backed notes, $2.2 million relating to our collateralized financing obligations, and less than $0.1 million related to our term loans held by VIEs. The calculation of interest commitment related to our debt assumes the following weighted average interest rates as of December 31, 2018: revolving credit facilities, 4.1%; term loans, 4.1%; senior secured notes, 4.9%; asset-backed notes, 4.0%; collateralized financing obligations, 1.2%; and term loans held by VIEs, 3.3%. These calculations assume that interest rates will remain at the same level over the next five years. We expect that interest rates will vary over time based upon fluctuations in the underlying indexes upon which these interest rates are based.

See Note 8 to our consolidated financial statements included in this Annual Report on Form 10-K for a description of the terms of our revolving credit facilities, term loans and asset-based notes.

Off-Balance Sheet Arrangements

As of December 31, 2018, we had no material off-balance sheet arrangements or obligations that have or are reasonably likely to have a current or future effect on our financial condition, change in financial condition, revenue or expenses, results of operations, liquidity capital expenditure, or capital resources that are material to investors. An off-balance sheet arrangement includes any contractual obligation, agreement or transaction arrangement involving an unconsolidated entity under which we would have: (1) retained a contingent interest in transferred assets; (2) an obligation under derivative instruments classified as equity; (3) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing, hedging or research and development services with us; or (4) made guarantees.

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

Logistics Revenue

Our logistics business derives its revenue from three principal sources: (1) truck brokerage services, (2) intermodal transportation services, and (3) international ocean freight and freight forwarding services. For truck brokerage services, which typically involve a short transit time, revenue is recognized when delivery has been completed due to the lack of reliable information to reasonably measure progress toward complete satisfaction of the performance obligation.  For intermodal transportation services, which can take a longer time to complete, revenue is recognized over time by measuring progress toward complete satisfaction of the performance obligation, utilizing input methods. For any such services not completed at the end of a reporting period, we use a percentage of completion method based on costs incurred to date to allocate the appropriate revenue to each separate reporting period. We provide international freight forwarding services as an indirect carrier, sometimes referred to as a Non-Vessel Operating Common Carrier. Due to the lack of reliable information to reasonably measure progress toward complete satisfaction of the performance obligation, revenue from these shipments is recognized at the time the freight departs the terminal of origin, which is when the customer is billed and we have no further obligation to the customer.

We report logistics revenue on a gross basis as we are primarily responsible for fulfilling the promise to provide the specified service desired by the customer and have discretion in establishing the price for the specified service.

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

In considering changes to residual values for the three major dry van categories and two refrigerated container categories, we reviewed 3-year, 5-year, 7-year, and 13-year average disposition pricing trends. As with all estimates, particularly related to long-lived assets, current market performance may not necessarily be indicative of long-term residual values, so we do not adjust residual values to point-in-time prices. Rather, we consider the mix of data shown in the following tables and use the average over time to either confirm residual value estimates or support revisions to those estimates.

The sale-related unit proceeds by dry van and refrigerated container category that we considered as of October 31, 2018, when we performed our annual residual value analysis, are shown below:

Category	3-year Avg.	5-year Avg.	7-year Avg.	13-year Avg.
20-ft. standard dry van container	$977	$1,025	$1,104	$1,124
40-ft. standard dry van container	1,086	1,202	1,321	1,348
40-ft. high cube dry van container	1,137	1,251	1,357	1,439
20-ft. refrigerated container	2,903	3,181	N/A	N/A
40-ft. high cube refrigerated container	4,353	4,058	N/A	N/A

Our residual value estimates ($1,050 for a 20-ft. dry van, $1,300 for a 40-ft. dry van, and $1,400 for a 40-ft. high cube dry van) are slightly higher than the 3-year and 5-year average sale price for all equipment types and the 7-year average for 40-ft. high cube dry vans. While we experienced losses when selling certain of these assets during 2015 and 2016, there was a recovery in prices during 2017 that has continued into 2018, resulting in gains on sale of our equipment. Due to this cyclical nature in the container market, we do not adjust long-term residual value estimates based on short-term data points, such as current year sale results, the 3-year average and even the 5-year average shown above, as we do not believe they are indicative of a change in the long-term market value for these containers. As such, no change to the residual values of dry van containers was considered necessary during the year ended December 31, 2018. We regularly review this data and update our analysis, and will make revisions to residual value estimates as and when conditions warrant.

The largest segment of our non-dry van container fleet consists of 20-ft. refrigerated containers and 40-ft. high cube refrigerated containers. We regularly review the residual value estimates associated with our refrigerated containers. Given the specific nature of these assets and the lower volumes of containers that are sold each year in the secondary market, not always at the end of the container’s life, there is more variability in asset pricing. Similar to our dry van containers, we evaluate the relationship between sales prices and residual values over a long-term horizon. We excluded 7-year and 13-year historical averages from our analysis as we do not have a long enough history of sales for refrigerated containers. The current residual values for 20-ft. refrigerated and 40-ft. high cube refrigerated containers are set at $2,750 and $3,500, respectively. Based on the data trends, we believe that the residual value estimates for our refrigerated containers are appropriate and do not warrant revision.

The estimated useful lives and residual values for the majority of our container equipment purchased new from the factory are as follows:

		Depreciable
	Residual Value	Life in Years
20-ft. standard dry van container	$1,050	13.0
40-ft. standard dry van container	$1,300	13.0
40-ft. high cube dry van container	$1,400	13.0
20-ft. refrigerated container	$2,750	12.0
40-ft. high cube refrigerated container	$3,500	12.0

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

When testing for impairment, equipment is generally grouped by equipment type, and is tested separately from other groups of assets and liabilities. Potential impairment exists when the estimated future undiscounted cash flows generated by an asset group, comprised of lease proceeds and residual values, less related operating expenses, are less than the carrying value of that asset group. If potential impairment exists, the equipment is written down to its fair value. In determining the fair value of an asset group, we consider market trends, published value for similar assets, recent transactions of similar assets and in certain cases, quotes from third party appraisers. No impairment charges were recorded in 2018, 2017 and 2016 as a result of our annual review.

Recent Accounting Pronouncements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), which requires lessors to classify leases as a sales-type, direct financing, or operating lease.  Topic 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842, ASU 2018-10, Codification Improvements to Topic 842, Leases, ASU 2018-11, Targeted Improvements, and ASU 2018-20, Narrow-Scope Improvements for Lessors. A lease is a sales-type lease if any of five criteria are met, each of which indicate that the lease, in effect, transfers control of the underlying asset to the lessee. If none of those five criteria are met, but two additional criteria are both met, indicating that the lessor has transferred substantially all of the risks and benefits of the underlying asset to the lessee and a third-party, the lease is a direct financing lease. All leases that are not sales-type or direct financing leases are operating leases. The new standard also established a right-of-use model (ROU) that requires a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than twelve months.

The new standard is effective for us on January 1, 2019, with early adoption permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transitions requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. We expect to elect (1) the “package of practical expedients”, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification, and initial direct costs, (2) the short-term lease recognition exemption for our office space leases of twelve months or less, which means we will not recognize an ROU asset or lease liability for these leases, and (3) the practical expedient to not separate lease and non-lease components for all of our leases. We do not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.

We have completed our full assessment of adopting the new standard and have determined that adoption will not have a material effect on our financial statements and related disclosures.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in foreign exchange rates and interest rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Interest Rate Risk. The nature of our business exposes us to market risk arising from changes in interest rates to which our variable-rate debt is linked. As of December 31, 2018, the principal amount of debt outstanding under variable-rate revolving credit facilities was $597.2 million. In addition, at December 31, 2018, we had balances on our variable rate term loans of $223.4 million, and $0.5 million of variable rate loans held by a VIE. As of December 31, 2018, our total outstanding variable-rate debt was $821.1 million, which represented 38% of our total debt at that date. The average interest rate on our variable-rate debt was 4.1% as of December 31, 2018 based on LIBOR plus a margin based on certain conditions.

A 1.0% increase or decrease in underlying interest rates for these obligations would increase or decrease interest expense by approximately $8.2 million annually, assuming debt remains constant at December 31, 2018 levels.

We do not currently participate in hedging, interest rate swaps or other transactions to manage the market risks described above.

Foreign Exchange Rate Risk. Although we have significant foreign-based operations, the U.S. dollar is our primary operating currency. Thus, most of our revenue and expenses are denominated in U.S. Dollars. We have equipment sales in British Pound Sterling, Euros and Japanese Yen and incur overhead costs in foreign currencies, primarily in British Pound Sterling and Euros. During the year ended December 31, 2018, the U.S. Dollar increased in value in relation to other major foreign currencies (such as the Euro and British Pound Sterling). The increase in the relative value of the U.S. Dollar has decreased our revenues and expenses denominated in foreign currencies. The associated decrease in the value of certain foreign currencies as compared to the U.S. Dollar has also caused assets held at some of our foreign subsidiaries to decrease in value when translated to U.S. Dollars. For the year ended December 31, 2018, we recognized a loss on foreign exchange of $0.7 million. A 10% change in foreign exchange rates would not have a material impact on our business, financial position, results of operations or cash flows.

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon their evaluation of these disclosure controls and procedures, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2018, our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has determined that our internal control over financial reporting is effective as of December 31, 2018.

KPMG LLP, the independent registered public accounting firm that audited our 2018 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
CAI International, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited CAI International, Inc.  and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated March 5, 2019 expressed an unqualified opinion on those consolidated financial statements.

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
March 5, 2019

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference from our definitive proxy statement for our 2019 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2018.

Code of Ethics

We have a written Code of Business Conduct and Ethics in place that applies to all our employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, and persons performing similar functions. A copy of our Code of Business Conduct and Ethics is available on our website at www.capps.com. We intend to use our website as a method of disseminating any change to, or waiver from, our Code of Business Conduct and Ethics as permitted by the applicable SEC rules.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from our definitive proxy statement for our 2019 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2018.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference from our definitive proxy statement for our 2019 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2018.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from our definitive proxy statement for our 2019 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2018.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference from our definitive proxy statement for our 2019 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2018.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CAI International, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 5, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

San Francisco, California
March 5, 2019

CAI INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	December 31,	December 31,
	2018	2017
Assets
Current assets
Cash	$20,104	$14,735
Cash held by variable interest entities	25,211	20,685
Accounts receivable, net of allowance for doubtful accounts of $2,042
and $1,440 at December 31, 2018 and 2017, respectively	95,942	68,324
Current portion of net investment in direct finance leases	75,975	30,063
Prepaid expenses and other current assets	2,789	4,258
Total current assets	220,021	138,065
Restricted cash	30,668	11,789
Rental equipment, net of accumulated depreciation of $599,443
and $505,546 at December 31, 2018 and 2017, respectively	2,265,260	2,004,961
Net investment in direct finance leases	473,792	246,450
Goodwill	15,794	15,794
Intangible assets, net of accumulated amortization of $5,397
and $3,407 at December 31, 2018 and 2017, respectively	5,733	7,723
Furniture, fixtures and equipment, net of accumulated depreciation of $2,635
and $3,201 at December 31, 2018 and 2017, respectively	964	338
Other non-current assets	385	3,008
Total assets (1)	$3,012,617	$2,428,128

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$7,371	$7,831
Accrued expenses and other current liabilities	22,460	15,706
Due to container investors	2,609	1,845
Unearned revenue	7,573	7,811
Current portion of debt	311,381	132,049
Rental equipment payable	74,139	92,415
Total current liabilities	425,533	257,657
Debt	1,847,633	1,570,773
Deferred income tax liability	38,319	35,853
Total liabilities (2)	2,311,485	1,864,283

Stockholders' equity
Preferred stock, par value $.0001 per share; authorized 10,000,000 and 5,000,000 shares at
December 31, 2018 and 2017, respectively:
8.50% Series A fixed-to-floating rate cumulative redeemable perpetual preferred stock, issued and outstanding 2,199,610 and 0 shares at December 31, 2018 and 2017, respectively,
at liquidation preference	54,990	-
8.50% Series B fixed-to-floating rate cumulative redeemable perpetual preferred stock, issued and outstanding 1,955,000 and 0 shares at December 31, 2018 and 2017, respectively,
at liquidation preference	48,875	-
Common stock: par value $.0001 per share; authorized 84,000,000 shares; issued and outstanding
18,764,459 and 20,390,622 shares at December 31, 2018 and 2017, respectively	2	2
Additional paid-in capital	132,666	172,325
Accumulated other comprehensive loss	(6,513)	(6,122)
Retained earnings	471,112	397,640
Total stockholders' equity	701,132	563,845
Total liabilities and stockholders' equity	$3,012,617	$2,428,128

(1)

Total assets at December 31, 2018 and December 31, 2017 include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash, $25,211 and $20,685; Net investment in direct finance leases, $13,862 and $4,423; and Rental equipment net of accumulated depreciation, $71,958  and $61,842, respectively.

(2)

Total liabilities at December 31, 2018 and December 31, 2017 include the following VIE liabilities for which the VIE creditors do not have recourse to CAI International, Inc.: Current portion of debt, $41,066 and $22,549; Debt, $67,615 and $72,727, respectively.

See accompanying notes to consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenue
Container lease revenue	$284,924	$235,365	$202,328
Rail lease revenue	35,703	32,476	30,490
Logistics revenue	111,471	80,552	61,536
Total revenue	432,098	348,393	294,354

Operating expenses
Depreciation of rental equipment	121,298	110,952	104,877
Storage, handling and other expenses	14,545	20,918	35,862
Logistics transportation costs	97,170	68,155	51,980
(Gain) loss on sale of used rental equipment	(11,725)	(5,347)	12,671
Administrative expenses	50,305	42,699	35,678
Total operating expenses	271,593	237,377	241,068

Operating income	160,505	111,016	53,286

Other expenses
Net interest expense	78,345	53,052	42,754
Other expense	677	765	654
Total other expenses	79,022	53,817	43,408

Income before income taxes and non-controlling interest	81,483	57,199	9,878
Income tax expense (benefit)	2,887	(14,861)	3,844

Net income	78,596	72,060	6,034
Preferred stock dividends	5,124	-	-
Net income attributable to non-controlling interest	-	-	37
Net income attributable to CAI common stockholders	$73,472	$72,060	$5,997

Net income per share attributable to CAI common stockholders
Basic	$3.76	$3.74	$0.31
Diluted	$3.71	$3.68	$0.31

Weighted average shares of common stock outstanding
Basic	19,562	19,253	19,318
Diluted	19,822	19,607	19,393

See accompanying notes to consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2018	2017	2016

Net income	$78,596	$72,060	$6,034
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(391)	2,010	(815)
Comprehensive income before preferred stock dividends	78,205	74,070	5,219
Dividends on preferred stock	5,124	-	-
Comprehensive income attributable to non-controlling interest	-	-	37
Comprehensive income attributable to CAI common stockholders	$73,081	$74,070	$5,182

See accompanying notes to consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

						Accumulated
					Additional	Other		Non-
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Interest	Equity

Balances as of December 31, 2015	-	$-	20,133	$2	$148,523	$(7,922)	$318,579	$923	$460,105
Net income	-	-	-	-	-	-	5,997	37	6,034
Foreign currency translation adjustment	-	-	-	-	-	(815)	-	-	(815)
Disposal of subsidiary	-	-	-	-	-	605	-	(960)	(355)
Repurchase of common stock	-	-	(1,104)	-	(9,176)	-	-	-	(9,176)
Stock based compensation - options	-	-	-	-	1,292	-	-	-	1,292
Stock based compensation - restricted stock	-	-	31	-	440	-	-	-	440
Payment of income tax withheld on
vested restricted stock	-	-	(3)	-	(21)	-	-	-	(21)
Balances as of December 31, 2016	-	-	19,057	2	141,058	(8,132)	324,576	-	457,504
Net income	-	-	-	-	-	-	72,060	-	72,060
Adoption of ASU 2016-09	-	-	-	-	-	-	1,004	-	1,004
Foreign currency translation adjustment	-	-	-	-	-	2,010	-	-	2,010
Issuance of common stock,	-	-	889	-	29,148	-	-	-	29,148
net of offering costs
Exercise of stock options	-	-	414	-	145	-	-	-	145
Stock based compensation - options	-	-	-	-	1,593	-	-	-	1,593
Stock based compensation - restricted stock	-	-	37	-	494	-	-	-	494
Payment of income tax withheld on
vested restricted stock	-	-	(6)	-	(113)	-	-	-	(113)
Balances as of December 31, 2017	-	-	20,391	2	172,325	(6,122)	397,640	-	563,845
Net income	-	-	-	-	-	-	78,596	-	78,596
Preferred stock dividends	-	-	-	-	-	-	(5,124)		(5,124)
Foreign currency translation adjustment	-	-	-	-	-	(391)	-	-	(391)
Issuance of common and preferred stock,
net of offering costs	4,155	103,865	100	-	(1,552)	-	-	-	102,313
Repurchase of common stock	-	-	(1,767)	-	(40,869)	-	-	-	(40,869)
Exercise of stock options	-	-	5	-	24	-	-	-	24
Stock based compensation - options	-	-	-	-	1,236	-	-	-	1,236
Stock based compensation - restricted stock	-	-	42	-	1,631	-	-	-	1,631
Payment of income tax withheld on
vested restricted stock	-	-	(7)	-	(129)	-	-	-	(129)
Balances as of December 31, 2018	4,155	$103,865	18,764	$2	$132,666	$(6,513)	$471,112	$-	$701,132

See accompanying notes to consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income	$78,596	$72,060	$6,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	121,494	111,294	105,236
Amortization of debt issuance costs	4,350	3,306	2,975
Amortization of intangible assets	1,989	1,969	1,443
Stock-based compensation expense	2,867	2,087	1,732
Reduction in contingent consideration	-	(2,211)	(3,789)
Unrealized loss on foreign exchange	436	106	276
(Gain) loss on sale of used rental equipment	(11,725)	(5,347)	12,671
Loss on disposal of subsidiary	-	-	146
Deferred income taxes	2,466	(14,947)	1,138
Bad debt expense	492	402	3,151
Changes in other operating assets and liabilities:
Accounts receivable	(19,269)	(4,994)	(1,175)
Prepaid expenses and other assets	(2,361)	735	(2,691)
Accounts payable, accrued expenses and other current liabilities	15	(2,206)	3,572
Due to container investors	764	(5,766)	652
Unearned revenue	(344)	(1,296)	(2,115)
Net cash provided by operating activities	179,770	155,192	129,256
Cash flows from investing activities
Purchase of rental equipment	(812,021)	(502,050)	(251,165)
Acquisitions, net of cash acquired	-	-	(15,599)
Proceeds from sale of used rental equipment	106,149	66,364	66,073
Disposal of subsidiary, net of cash disposed of	-	-	(460)
Purchase of furniture, fixtures and equipment	(823)	(126)	(82)
Receipt of principal payments from direct finance leases	43,352	24,061	19,633
Net cash used in investing activities	(663,343)	(411,751)	(181,600)
Cash flows from financing activities
Proceeds from debt	1,695,064	754,340	552,540
Principal payments on debt	(1,236,912)	(527,850)	(496,270)
Debt issuance costs	(5,130)	(3,441)	(1,515)
Proceeds from issuance of common and preferred stock	103,433	28,028	-
Repurchase of common stock	(40,869)	-	(9,176)
Dividends paid to preferred stockholders	(3,260)	-	-
Exercise of stock options	24	145	-
Net cash provided by financing activities	512,350	251,222	45,579
Effect on cash of foreign currency translation	(3)	220	(674)
Net increase (decrease) in cash and restricted cash	28,774	(5,117)	(7,439)
Cash and restricted cash at beginning of the period (1)	47,209	52,326	59,765
Cash and restricted cash at end of the period (2)	$75,983	$47,209	$52,326

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$651	$194	$889
Interest	71,286	47,596	38,491
Supplemental disclosure of non-cash investing and financing activity
Transfer of rental equipment to direct finance lease	$316,697	$205,033	$19,036
Transfer of direct finance lease to rental equipment	-	413	732
Rental equipment payable	74,139	92,415	92,415

(1)

Includes cash of $14,735,  $15,685, and $17,447, cash held by variable interest entities of $20,685,  $30,449, and $35,106, and restricted cash of $11,789,  $6,192, and $7,212 at December 31, 2017, 2016, and 2015, respectively.

(2)

Includes cash of $20,104,  $14,735, and $15,685, cash held by variable interest entities of $25,211,  $20,685, and $30,449, and restricted cash of $30,668,  $11,789, and $6,192 at December 31, 2018, 2017, and 2016, respectively.

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

In July 2018, the Company combined the operations of its three logistics companies under one brand name, CAI Logistics. CAI Logistics is headquartered in Everett, Washington.

The Company’s common stock,  8.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Stock and 8.50% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Stock are each traded on the New York Stock Exchange under the symbols “CAI,” “CAI-PA” and “CAI-PB,” respectively. The Company’s corporate headquarters are located in San Francisco, California.

(2)  Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which supersedes previous revenue recognition guidance. Leasing revenue recognition is specifically excluded, and therefore, the new standard is only applicable to the Company’s logistics services agreements, management services agreements, and the sale of used rental equipment. The new standard defines a five-step process to achieve the core principle of ASU 2014-09, which is to recognize revenue when promised goods or services are transferred to customers in amounts that reflect the consideration the Company expects to receive in exchange for those goods or services. The Company adopted ASU 2014-09 effective January 1, 2018, which did not have a material impact on the Company’s consolidated financial statements and related disclosures. See Note 2(l) for further details.

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

Summary of Significant Accounting Policies

(a)   Principles of Consolidation

The consolidated financial statements include the financial statements of CAI International, Inc., its wholly-owned subsidiaries, and its previously 80%-owned subsidiary, CAIJ, Inc., up to its date of disposal in April 2016. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company regularly performs a review of its container fund arrangements with investors to determine whether or not it has a variable interest in the fund and if the fund is a variable interest entity (VIE). If it is determined that the Company does not have a variable interest in the fund, further analysis is not required and the Company does not consolidate the fund. If it is determined that the Company does have a variable interest in the fund and the fund is a VIE, further analysis is performed to determine if the Company is a primary beneficiary of the VIE and meets both of the following criteria under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 810,  Consolidation:

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

•it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and

•it has the obligation to absorb losses of the VIE that could be potentially significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

If in the Company’s judgment both of the above criteria are met, the VIE’s financial statements are included in the Company’s consolidated financial statements as required under FASB ASC Topic 810, Consolidation (see Note 3).

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

(c)   Rental equipment

Container

The Company purchases new container equipment from manufacturers to lease to its customers. The Company also purchases used container equipment through sale-leaseback transactions with its customers, or equipment that was previously owned by one of the Company's third-party investors. Used equipment is typically purchased with an existing lease in place.

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

The estimated useful lives and residual values for the majority of the Company's container equipment purchased new from the factory are as follows:

		Depreciable
	Residual Value	Life in Years
20-ft. standard dry van container	$1,050	13.0
40-ft. standard dry van container	$1,300	13.0
40-ft. high cube dry van container	$1,400	13.0
20-ft. refrigerated container	$2,750	12.0
40-ft. high cube refrigerated container	$3,500	12.0

Other specialized equipment is depreciated to its estimated residual value, which ranges from $1,000 to $3,500, over its estimated useful life of between 12.5 years and 15 years.

For used container equipment acquired through sale-leaseback transactions, the Company often adjusts its estimates for remaining useful life and residual values based on current conditions in the sale market for older containers and its expectations for how long the equipment will remain on-hire to the current lessee.

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

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

(d)   Impairment of Long-Lived Assets

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

When testing for impairment, equipment is generally grouped by equipment type, and is tested separately from other groups of assets and liabilities. Potential impairment exists when the estimated future undiscounted cash flows generated by an asset group, comprised of lease proceeds and residual values, less related operating expenses, are less than the carrying value of that asset group. If potential impairment exists, the equipment is written down to its fair value. In determining the fair value of an asset group, the Company considers market trends, published value for similar assets, recent transactions of similar assets and in certain cases, quotes from third party appraisers. No impairment charges were recorded in 2018, 2017 and 2016.

(e)   Intangible Assets

Intangible assets with definite useful lives are reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. The Company amortizes intangible assets on a straight-line basis over their estimated useful lives as follows:

Trademarks and tradenames	2-3 years
Customer relationships	5-8 years

(f)  Goodwill

In connection with acquisitions made in 2015 and 2016, the Company recorded $15.8 million of goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is not amortized but is evaluated for impairment at the reporting unit level annually, or more frequently if events or changes in circumstances indicate that impairment may exist.

The Company assesses qualitative factors such as industry and market considerations, overall financial performance and other relevant events and factors affecting a reporting unit to determine if it is more likely than not that impairment may exist and whether it is necessary to perform the quantitative goodwill impairment test. This involves comparing the fair value to the carrying value of each reporting unit that has goodwill assigned to it. The Company recognizes an impairment charge for the amount by which the carrying value of the reporting unit exceeds the fair value. The Company performed the annual impairment test during the fourth quarter of 2018 and concluded that there was no impairment of goodwill.

(g)   Direct Finance Leases

Interest on finance leases is recognized using the effective interest method. Lease income is recorded in decreasing amounts over the term of the contract, resulting in a level rate of return on the net investment in direct finance leases.

(h)   Debt Issuance Costs

To the extent that the Company is required to pay issuance fees or direct costs relating to its debt and credit facilities, such fees are amortized over the lives of the related debt using the effective interest method and reflected in interest expense. Unamortized debt issuance costs of $20.4 million and $11.7 million are presented as a reduction of debt on the Company’s consolidated balance sheets as of December 31, 2018 and 2017, respectively.

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

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

(j)   Accounts Receivable

Amounts billed under leases for equipment owned by the Company, as well as amounts due from customers for the provision of logistics services, are recorded in accounts receivable. The Company estimates an allowance for doubtful accounts for accounts receivable it does not consider fully collectible. The allowance for doubtful accounts is developed based on two components: (1) specific reserves for receivables for which management believes full collection is doubtful; and (2) a general reserve for estimated losses inherent in the receivables. The general reserve is estimated by applying certain percentages to receivables that have not been specifically reserved, ranging from 1.0% on accounts that are one to thirty days overdue, to 100% on accounts that are one year or more overdue. The allowance for doubtful accounts is reviewed regularly by management and is based on the risk profile of the receivables, credit quality indicators such as the level of past due amounts and non-performing accounts and economic conditions. Changes in economic conditions or other events may necessitate additions or deductions to the allowance for doubtful accounts. The allowance is intended to provide for losses inherent in the company’s accounts receivable, and requires the application of estimates and judgments as to the outcome of collection efforts and the realization of collateral, among other things.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records penalties and interest related to unrecognized tax benefits within income tax expense (see Note 10).

(l)   Revenue Recognition

The Company provides a range of services to its customers incorporating the rental, sale and management of equipment and the provision of logistics services. Revenue for all forms of service is recognized when earned following the guidelines under FASB ASC Topic 606,  Revenue Recognition and FASB ASC Topic 840, Leases. Revenue is reported net of any related sales tax.

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

Logistics Revenue

The Company’s logistics business derives its revenue from three principal sources: (1) truck brokerage services, (2) intermodal transportation services, and (3) international ocean freight and freight forwarding services. For truck brokerage services, which typically involve a short transit time, revenue is recognized when delivery has been completed due to lack of reliable information to reasonably measure progress toward complete satisfaction of the performance obligation.  For intermodal transportation services, which can take a longer time to complete, revenue is recognized over time by measuring progress toward complete satisfaction of the performance obligation, utilizing input methods. For any such services not completed as of the end of a reporting period, a percentage of completion method based on costs incurred to date is used to allocate the appropriate revenue to each separate reporting period.   The Company provides international freight forwarding services as an indirect carrier, sometimes referred to as a Non-Vessel Operating Common Carrier. Due to the lack of reliable information to reasonably measure progress toward complete satisfaction of the performance obligation, revenue for these shipments is recognized at the time the freight departs the terminal of origin, which is when the customer is billed and the Company has no further obligation to the customer.

The Company reports logistics revenue on a gross basis as it is primarily responsible for fulfilling the promise to provide the specified service desired by the customers and has discretion in establishing the price for the specified service.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

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

 (m)   Stock-Based Compensation

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

(n)   Repairs and Maintenance

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

(3)  Consolidation of Variable Interest Entities as a Non-Controlling Interest

The Company regularly performs a review of its container fund arrangements with investors to determine whether or not it has a variable interest in the fund and if the fund is a VIE. If it is determined that the Company does not have a variable interest in the fund, further analysis is not required and the Company does not consolidate the fund. If it is determined that the Company does have a variable interest in the fund and the fund is a VIE, further analysis is performed to determine if the Company is a primary beneficiary of the VIE and meets both of the following criteria under FASB ASC Topic 810,  Consolidation:

•it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and

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

Managed Container Funds

The fees earned by the Company for arranging, managing and establishing container funds are commensurate with the level of effort required to provide those services, and the arrangements include only terms and conditions that are customarily present in arrangements for similar services. As such, the Company does not have a variable interest in the managed container funds, and does not consolidate those funds. No container portfolios were sold to the funds in the years ended December 31, 2018, 2017 and 2016.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

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

The terms of the transactions with container funds under financing arrangements include options for the Company to purchase the containers from the funds at a fixed price. As a result of the residual interest resulting from the fixed price call option, the Company concluded that it may absorb a significant amount of the variability associated with the funds’ anticipated economic performance and, as a result, the Company has a variable interest in the funds. The funds are considered VIEs under FASB ASC Topic 810, Consolidation, because, as lessee of the funds, the Company has the power to direct the activities that most significantly impact each entity’s economic performance, including the leasing and managing of containers owned by the funds. As the Company has the power to direct the activities that most significantly impact the economic performance of the VIEs and the variable interest provides the Company with the right to receive benefits from the entity that could potentially be significant to the funds, the Company determined that it is the primary beneficiary of these VIEs and included the VIEs’ assets and liabilities as of December 31, 2018 and 2017, and the results of the VIEs’ operations and cash flows for the years ended December 31, 2018, 2017 and 2016 in the Company’s consolidated financial statements.

The containers that were transferred to the Japanese investor funds had a net book value of $85.8 million as of December 31, 2018. The container equipment, together with $25.2 million of cash held by the investor funds that can only be used to settle the liabilities of the VIEs, has been included on the Company’s consolidated balance sheet with the related liability presented in the debt section of the Company’s consolidated balance sheet as collateralized financing obligations of $107.2 million and term loans held by VIE of $1.5 million. See Note 8(e) and Note 8(f) for additional information. No gain or loss was recognized by the Company on the initial consolidation of the VIEs. Containers sold to the Japanese investor funds during the years ended December 31, 2018, 2017 and 2016, had a net book value of $40.6 million, $20.5 million and $36.2 million, respectively.

(4)  Rental Equipment

The following table provides a summary of the Company’s rental equipment (in thousands):

	December 31,	December 31,
	2018	2017
Dry containers	$1,840,304	$1,533,063
Refrigerated containers	341,983	345,744
Other specialized equipment	192,035	160,529
Railcars	490,381	471,171
	2,864,703	2,510,507
Accumulated depreciation	(599,443)	(505,546)
Rental equipment, net of accumulated depreciation	$2,265,260	$2,004,961

2

(5)    Net Investment in Direct Finance Leases

The following table represents the components of the Company’s net investment in direct finance leases (in thousands):

	December 31,	December 31,
	2018	2017
Gross finance lease receivables (1)	$804,511	$412,489
Unearned income (2)	(254,744)	(135,976)
Net investment in direct finance leases	$549,767	$276,513

(1)At the inception of the lease, the Company records the total minimum lease payments, executory costs, if any, and unguaranteed residual value as gross finance lease receivables. The gross finance lease receivables are reduced as customer payments are received. There was $74.4 million and $34.4 million unguaranteed residual value at December 31, 2018 and 2017, respectively, included in gross finance lease receivables. There were no executory costs included in gross finance lease receivables as of December 31, 2018 and 2017.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

(2)The difference between the gross finance lease receivables and the cost of the equipment or carrying amount at the lease inception is recorded as unearned income. Unearned income, together with initial direct costs, are amortized to income over the lease term so as to produce a constant periodic rate of return. There were no unamortized initial direct costs as of December 31, 2018 and 2017.

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

Tier 3— Customers in this category exhibit volatility in payments on a regular basis.

Based on the above categories, the Company's gross finance lease receivables were as follows (in thousands):

	December 31,	December 31,
	2018	2017
Tier 1	$698,014	$366,629
Tier 2	106,497	45,860
Tier 3	-	-
	$804,511	$412,489

Contractual maturities of the Company’s gross finance lease receivables subsequent to December 31, 2018 for the years ending December 31 are as follows (in thousands):

2019	$117,719
2020	88,634
2021	85,339
2022	78,496
2023	73,260
2024 and thereafter	361,063
$804,511

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

(6)    Intangible Assets

The Company’s intangible assets as of December 31, 2018 and 2017 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2018
Trademarks and tradenames	$1,786	$(1,786)	$-
Customer relationships	9,344	(3,611)	5,733
	$11,130	$(5,397)	$5,733
December 31, 2017
Trademarks and tradenames	$1,786	$(1,411)	$375
Customer relationships	9,344	(1,996)	7,348
	$11,130	$(3,407)	$7,723

Amortization expense was $2.0 million for both the years ended December 31, 2018 and 2017, and $1.4 million for the year ended December 31, 2016, and was included in administrative expenses in the consolidated statements of income.

As of December 31, 2018, estimated future amortization expenses are as follows (in thousands):

2019	$1,609
2020	1,609
2021	1,516
2022	474
2023	457
2024 and thereafter	68
$5,733

(7)    Equipment Leases

The Company leases its equipment on either short-term operating leases through master lease agreements, long-term non-cancelable operating leases, or finance leases. The following represents future minimum rents receivable under long-term non-cancelable operating leases as of December 31, 2018 (in thousands):

2019	$184,978
2020	152,927
2021	129,361
2022	107,776
2023	71,762
2024 and thereafter	108,714
$755,518

See Note 5 for contractual maturities of the Company’s gross finance lease receivables.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

(8)    Debt

Details of the Company’s debt as of December 31, 2018 and 2017 were as follows (dollars in thousands):

		December 31, 2018			December 31, 2017
		Outstanding		Average	Outstanding		Average
Reference		Current	Long-term	Interest	Current	Long-term	Interest	Maturity
(a)(i)	Revolving credit facility	$4,200	$301,000	4.2%	$-	$528,000	3.2%	June 2023
(a)(ii)	Revolving credit facility - Rail	-	272,500	4.2%	-	272,000	3.2%	October 2023
(a)(iii)	Revolving credit facility - Euro	-	19,457	2.0%	-	14,736	2.0%	September 2020
(b)(i)	Term loan	1,800	27,300	4.5%	21,900	-	3.4%	April 2023
(b)(ii)	Term loan	111,750	-	3.8%	9,000	111,750	3.1%	October 2019
(b)(iii)	Term loan	7,000	75,500	4.0%	7,000	82,500	3.3%	June 2021
(b)(iv)	Term loan	1,240	15,284	3.4%	1,198	16,524	3.4%	December 2020
(b)(v)	Term loan	2,909	40,651	3.6%	2,805	43,560	3.6%	August 2021
(b)(vi)	Term loan	6,000	92,500	4.6%	-	-	-	October 2023
(c)	Senior secured notes	6,110	52,775	4.9%	6,110	58,885	4.9%	September 2022
(d)(i)	Asset-backed notes 2012-1	17,100	48,450	3.5%	17,100	65,550	3.5%	October 2027
(d)(ii)	Asset-backed notes 2013-1	22,900	74,425	3.4%	22,900	97,325	3.4%	March 2028
(d)(iii)	Asset-backed notes 2017-1	25,307	189,802	3.7%	25,307	215,109	3.7%	June 2042
(d)(iv)	Asset-backed notes 2018-1	34,890	284,935	4.0%	-	-	-	February 2043
(d)(v)	Asset-backed notes 2018-2	34,350	300,563	4.4%	-	-	-	September 2043
(e)	Collateralized financing obligations	39,610	67,615	1.2%	22,549	69,441	1.2%	December 2021
(f)	Term loans held by VIE	1,456	-	3.3%	-	3,286	2.7%	June 2019
		316,622	1,862,757		135,869	1,578,666
	Debt issuance costs	(5,241)	(15,124)		(3,820)	(7,893)
	Total Debt	$311,381	$1,847,633		$132,049	$1,570,773

(a)Revolving Credit Facilities

Revolving credit facilities consist of the following:

(i) On March 15, 2013, the Company entered into a Third Amended and Restated Revolving Credit Agreement, as amended, with a consortium of banks to finance the acquisition of container rental equipment and for general working capital purposes. On June 27, 2018, the Company entered into an amendment to the Third Amended and Restated Revolving Credit Agreement, pursuant to which the revolving credit facility was amended to, among other things, increase the commitment level from $960.0 million to $1,100.0 million, with the ability to increase the revolving credit facility by an additional $250.0 million without lender approval, subject to certain conditions.  The amendment also extended the maturity date of the revolving credit facility to June 26, 2023 and revised certain covenants, restrictions and events of default to provide the Company with additional flexibility, including an increase in the maximum total leverage ratio from 3.75:1.00 to 4.00:1.00, subject to certain conditions.

As of December 31, 2018, the maximum commitment under the revolving credit facility was $1,100.0 million. There is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The revolving credit facility provides that swing line loans (short-term borrowings of up to $25.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $30.0 million in the aggregate) will be available to the Company. These credit commitments are part of, and not in addition to, the total commitment provided under the revolving credit facility. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the revolving credit agreement. Interest rates are based on LIBOR for Eurodollar loans and Base Rate for Based Rate loans. In addition to various financial and other covenants, the Company’s revolving credit facility also includes certain restrictions on the Company’s ability to incur other indebtedness or pay dividends to stockholders.  As of December 31, 2018, the Company was in compliance with the terms of the revolving credit facility.

As of December 31, 2018, the Company had $794.7 million in availability under the revolving credit facility (net of $0.1 million in letters of credit) subject to its ability to meet the collateral requirements under the agreement governing the facility. Based on the borrowing base and collateral requirements at December 31, 2018, the borrowing availability under the revolving credit facility was $91.2 million, assuming no additional contribution of assets. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

The Company’s revolving credit facility, including any amounts drawn on the facility, is secured by substantially all of the assets of the Company (not otherwise used as security for its other credit facilities), including containers owned by the Company, which had a net book value of $477.0 million as of December 31, 2018, the underlying leases and the Company’s interest in any money received under such contracts.

(ii)  On October 22, 2018, the Company and CAI Rail Inc. (CAI Rail), a wholly-owned subsidiary of the Company, entered into the Third Amended and Restated Revolving Credit Agreement with a consortium of banks, pursuant to which the revolving credit facility for CAI Rail was amended to, among other things, (i) extend the maturity date from October 22, 2020 to October 23, 2023,  (ii) increase the commitment level from $500.0 million to $550.0 million, with the ability to increase the facility by an additional $150.0 million, subject to certain conditions, and (iii) revise certain of the covenants and restrictions under the prior facility to provide the Company with additional flexibility. As of December 31, 2018, the maximum credit commitment under the revolving line of credit was $550.0 million.

Borrowings under this revolving credit facility bear interest at a variable rate. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the revolving credit agreement. Interest rates are based on LIBOR for Eurodollar loans, and Base Rate for Base Rate loans.

As of December 31, 2018, CAI Rail had $277.5 million in availability under the revolving credit facility, subject to its ability to meet the collateral requirements under the agreement governing the facility. Based on the borrowing base and collateral requirements at December 31, 2018, the borrowing availability under the revolving credit facility was $18.6 million, assuming no additional contribution of assets. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

The agreement governing CAI Rail’s revolving credit facility contains various financial and other covenants. As of December 31, 2018, CAI Rail was in compliance with the terms of the revolving credit facility. CAI Rail’s revolving credit facility, including any amounts drawn on the facility, is secured by certain assets of CAI Rail, which had a net book value of $363.9 million as of December 31, 2018, and is guaranteed by the Company.

(iii) On September 23, 2016, the Company and CAI International GmbH (CAI GmbH), a wholly-owned subsidiary of the Company, entered into a Revolving Credit Agreement with a financial institution to finance the acquisition of rental equipment. As of December 31, 2018, the maximum credit commitment under the revolving credit facility was €25.0 million. Borrowings under this revolving credit facility bear interest at a variable rate. Interest rates are based on EURIBOR.

As of December 31, 2018, CAI GmbH had €8.0 million in availability under the revolving credit facility, subject to its ability to meet the collateral requirements under the agreement governing the facility. Based on the borrowing base and collateral requirements at December 31, 2018, the borrowing availability under the revolving credit facility was €1.2 million, assuming no additional contribution of assets. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

The agreement governing CAI GmbH’s revolving credit facility containers various financial and other covenants. As of December 31, 2018, CAI GmbH was in compliance with the terms of the revolving credit facility. CAI GmbH’s revolving credit facility, including any amounts drawn on the facility, is secured by all of the assets of CAI GmbH, which had a net book value of €24.2 million as of December 31, 2018, and is guaranteed by the Company.

(b)Term Loans

Term loans consist of the following:

(i) On April 19, 2018, the Company entered into a $30.0 million five-year term loan agreement with a bank. The loan is payable in 19 quarterly installments of $0.5 million starting July 31, 2018 and a final payment of $21.5 million on April 30, 2023. The loan bears interest at a  variable rate based on LIBOR. As of December 31, 2018, the loan had a balance of $29.1 million.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

The following are the estimated future principal and interest payments under these loans as of December 31, 2018 (in thousands). The payments were calculated assuming the interest rate remains 4.5% through maturity of the loan.

2019	$3,086
2020	3,005
2021	2,924
2022	2,842
2023	22,391
34,248
Less: Amount representing interest	(5,148)
Term loan	$29,100

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

On March 28, 2013, the term loan was amended which reduced the principal balance of the loan from $249.4 million to $125.0 million through payment of $124.4 million from the proceeds of the $229.0 million fixed-rate asset-backed notes issued by the Company’s indirect wholly-owned subsidiary, CAL Funding II Limited (CAL II) (see Note 8 (d) below).

On October 1, 2014, the Company entered into an amended and restated term loan agreement with a consortium of banks, pursuant to which the prior loan agreement was refinanced. The amended and restated term loan agreement, which contains similar terms to the prior loan agreement, was amended to, among other things: (a) reduce the borrowing rates from LIBOR plus 2.25% to LIBOR plus 1.6% (per annum) for Eurodollar loans, (b) increase the loan commitment from $115.0 million to $150.0 million, (c) extend the maturity date to October 1, 2019, and (d) revise certain of the covenants and restrictions under the prior loan agreement to provide the Company with additional flexibility. As of December 31, 2018, the term loan had a balance of $111.8 million.

The following are the estimated future principal and interest payments under this loan as of December 31, 2018 (in thousands). The payments were calculated assuming the interest rate remains 3.8% through maturity of the loan.

2019	$115,275
115,275
Less: Amount representing interest	(3,525)
Term loan	$111,750

(iii) On April 11, 2012, the Company entered into a term loan agreement with a consortium of banks. The agreement, as amended, provided for a five-year term loan of up to $142.0 million, subject to certain borrowing conditions, which amount is secured by certain assets of the Company.

On June 30, 2016, the Company entered into an amended and restated term loan agreement, pursuant to which the prior loan agreement was refinanced. The amended and restated term loan agreement, which contains similar terms to the prior loan agreement, was amended to, among other things: (a) provide the Company with the ability to increase the commitments under the facility to a maximum of $100.0 million, subject to certain conditions, (2) extend the maturity date to June 30, 2021, and (c) revise certain of the covenants and restrictions under the prior agreement to provide the Company with additional flexibility. The term loan’s outstanding principal is amortized quarterly, with quarterly payments equal to 1.75% multiplied by the original outstanding principal. The amended and restated term loan agreement bears a variable interest rate based on LIBOR for Eurodollar loans, and Base Rate for base rate loans. As of December 31, 2018, the loan had a balance of $82.5 million.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

The following are the estimated future principal and interest payments under this loan as of December 31, 2018 (in thousands). The payments were calculated assuming the interest rate remains 4.0% through maturity of the loan.

2019	$10,459
2020	10,165
2021	69,953
90,577
Less: Amount representing interest	(8,077)
Term loan	$82,500

(iv) On December 22, 2015, the Company entered into a $20.0 million five-year term loan agreement for CAI Rail with a financial institution. The term loan’s outstanding principal bears interest at a fixed rate of 3.4% per annum and is amortized quarterly. Any unpaid principal and interest is due and payable on December 22, 2020. The proceeds from the term loan were primarily used to repay outstanding amounts under CAI Rail’s revolving credit facility. As of December 31, 2018, the loan had a balance of $16.5 million.

The following are the estimated future principal and interest payments under this loan as of December 31, 2018 (in thousands). The payments were calculated based on the fixed interest rate of 3.4%.

2019	$1,793
2020	15,793
17,586
Less: Amount representing interest	(1,062)
Term loan	$16,524

(v) On August 30, 2016, CAI Rail entered into a term loan agreement of up to $100.0 million with a consortium of banks for the acquisition of railcars, subject to certain borrowing conditions, which is secured by certain railcars and other assets of CAI Rail. The loan agreement is an amortizing facility with a term of five years. Borrowings under the loan bear interest at a fixed rate as specified in the applicable term note entered into at the time a draw is made under the loan agreement. Principal and interest on the borrowings are payable monthly during the five-year term of the note. At closing of the loan agreement, CAI Rail made a draw of $50.0 million on the facility at a fixed interest rate of 3.6% per annum. Any unpaid principal and interest is due on August 30, 2021. As of December 31, 2018, the loan had a balance of $43.6 million.

The following are the estimated future principal and interest payments under this loan as of December 31, 2018 (in thousands). The payments were calculated based on the fixed interest rate of 3.6%.

2019	$4,441
2020	4,441
2021	38,524
47,406
Less: Amount representing interest	(3,846)
Term loan	$43,560

(vi) On October 18, 2018, the Company entered into a $100.0 million five-year term loan agreement with a bank. The loan is payable in 20 quarterly installments of $1.5 million starting December 20, 2018 and a final payment of $70.0 million on October 18, 2023. The outstanding principal amounts under the loan bear interest at a fixed rate per annum of 4.6%. As of December 31, 2018, the loan had a balance of $98.5 million.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

The following are the estimated future principal and interest payments under this loan as of December 31, 2018 (in thousands). The payments were calculated based on the fixed interest rate of 4.6%.

2019	$10,396
2020	10,122
2021	9,848
2022	9,574
2023	77,266
117,206
Less: Amount representing interest	(18,706)
Term loan	$98,500

The Company's term loans are secured by rental equipment owned by the Company, which had a net book value of $461.8 million as of December 31, 2018.

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

The Notes bear interest at 4.9% per annum, due and payable semiannually on March 13 and September 13 of each year, commencing on March 13, 2013. In addition, CAL is required to make certain principal payments on March 13 and September 13 of each year, commencing on March 13, 2013. Any unpaid principal and interest is due and payable on September 13, 2022. The Note Purchase Agreement provides that CAL may prepay at any time all or any part of the Notes in an amount not less than 10% of the aggregate principal amount of the Notes then outstanding. As of December 31, 2018, the Notes had a balance of $58.9 million.

The following are the estimated future principal and interest payments under the Notes as of December 31, 2018 (in thousands). The payments were calculated based on the fixed interest rate of 4.9%.

2019	$8,921
2020	8,621
2021	8,322
2022	42,467
68,331
Less: Amount representing interest	(9,446)
Senior secured notes	$58,885

The Company's senior secured notes are secured by rental equipment owned by the Company, which had a net book value of $76.2 million as of December 31, 2018.

(d)Asset-Backed Notes

Asset-backed notes consist of the following:

(i) On October 18, 2012, CAL II issued $171.0 million of 3.47% fixed rate asset-backed notes (Series 2012-1 Asset-Backed Notes).  Principal and interest on the Series 2012-1 Asset-Backed Notes is payable monthly commencing on November 26, 2012, and the Series 2012-1 Asset-Backed Notes mature in October 2027.  The proceeds from the Series 2012-1 Asset-Backed Notes were used to repay part of the Company’s borrowings under its senior revolving credit facility. As of December 31, 2018, the Series 2012-1 Asset-Backed Notes had a balance of $65.6 million.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

The following are the estimated future principal and interest payments under the Series 2012-1 Asset-Backed Notes as of December 31, 2018 (in thousands). The payments were calculated based on the fixed interest rate of 3.5%.

2019	$19,103
2020	18,509
2021	17,916
2022	14,477
70,005
Less: Amount representing interest	(4,455)
Asset-backed notes	$65,550

(ii) On March 28, 2013, CAL II issued $229.0 million of 3.35% fixed rate asset-backed notes (Series 2013-1 Asset-Backed Notes). Principal and interest on the Series 2013-1 Asset-Backed Notes is payable monthly commencing on April 25, 2013, and the Series 2013-1 Asset-Backed Notes mature in March 2028. The proceeds from the Series 2013-1 Asset-Backed Notes were used partly to reduce the balance of the Company’s term loan as described in Note 10 (b)(ii) above, and to partially pay down the Company’s senior revolving credit facility. The Series 2013-1 Asset-Backed Notes had a balance of $97.3 million as of December 31, 2018.

The following are the estimated future principal and interest payments under the Series 2013-1 Asset-Backed Notes as of December 31, 2018 (in thousands). The payments were calculated based on the fixed interest rate of 3.4%.

2019	$25,809
2020	25,042
2021	24,274
2022	23,507
2023	5,757
104,389
Less: Amount representing interest	(7,064)
Asset-backed notes	$97,325

(iii) On July 6, 2017, CAL Funding III Limited (CAL III), a wholly-owned indirect subsidiary of CAI, issued $240.9 million of 3.6% Class A fixed rate asset-backed notes and $12.2 million of 4.6% Class B fixed rate asset-backed notes (collectively, the Series 2017-1 Asset-Backed Notes). Principal and interest on the Series 2017-1 Asset-Backed Notes is payable monthly commencing on July 25, 2017, with the Series 2017-1 Asset-Backed Notes maturing in June 2042. The proceeds from the Series 2017-1 Asset-Backed Notes were used for general corporate purposes, including repayment of debt by the Company. As of December 31, 2018, the Series 2017-1 Asset-Backed Notes had a balance of $215.1 million.

The following are the estimated future principal and interest payments under the Series 2017-1 Asset-Backed Notes as of December 31, 2018 (in thousands). The payments were calculated based on the weighted average fixed interest rate of 3.7%.

2019	$32,770
2020	31,842
2021	30,914
2022	29,986
2023	29,058
2024 and thereafter	94,394
248,964
Less: Amount representing interest	(33,855)
Asset-backed notes	$215,109

(iv) On February 28, 2018, CAL III issued $332.0 million of 4.0% Class A fixed rate asset-backed notes and $16.9 million of 4.8% Class B fixed rate asset-backed notes (collectively, the Series 2018-1 Asset-Backed Notes). Principal and interest on the Series 2018-1 Asset-Backed Notes is payable monthly commencing on March 26, 2018, with the Series 2018-1 Asset-Backed Notes maturing in February 2043. The proceeds were used for general corporate purposes, including repayment of debt by the Company. As of December 31, 2018, the Series 2018-1 Asset-Backed Notes had a balance of $319.8 million.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

The following are the estimated future principal and interest payments under the Series 2018-1 Asset-Backed Notes as of December 31, 2018 (in thousands). The payments were calculated based on the weighted average fixed interest rate of 4.0%.

2019	$47,045
2020	45,650
2021	44,254
2022	42,858
2023	41,462
2024 and thereafter	157,734
379,003
Less: Amount representing interest	(59,178)
Asset-backed notes	$319,825

(v) On September 19, 2018, CAL III issued $331.5 million of 4.3% Class A fixed rate asset-backed notes and $12.0 million of 5.2% Class B fixed rate asset-backed notes (collectively, the Series 2018-2 Asset-Backed Notes). Principal and interest on the Series 2018-2 Asset-Backed Notes is payable monthly commencing on October 25, 2018, with the Series 2018-2 Asset-Backed Notes maturing in September 2043. The proceeds were used for general corporate purposes, including repayment of debt by the Company. As of December 31, 2018, the Series 2018-2 Asset-Backed Notes had a balance of $334.9 million.

The following are the estimated future principal and interest payments under the Series 2018-2 Asset-Backed Notes as of December 31, 2018 (in thousands). The payments were calculated based on the weighted average fixed interest rate of 4.4%.

2019	$48,300
2020	46,799
2021	45,297
2022	43,796
2023	42,295
2024 and thereafter	180,397
406,884
Less: Amount representing interest	(71,971)
Asset-backed notes	$334,913

The Company's asset-backed notes are secured by rental equipment owned by the Company, which had a net book value of $1,249.2 million as of December 31, 2018.

The agreements under each of the asset-backed notes described above require the Company to maintain a restricted cash account to cover payment of the obligations. As of December 31, 2018, the restricted cash account had a balance of $30.7 million.

(e)Collateralized Financing Obligations

As of December 31, 2018, the Company had collateralized financing obligations of $107.2 million (see Note 3). The obligations had an average interest rate of 1.2% as of December 31, 2018 with maturity dates between March 2019  and December 2021. The debt is secured by a pool of containers covered under the financing arrangements.

The following are the estimated future principal and interest payments under the Company’s collateralized financing obligations as of December 31, 2018 (in thousands). The payments were calculated assuming an average interest rate of 1.2% through maturity of the obligations.

2019	$40,784
2020	22,084
2021	36,414
2022	10,147
109,429
Less: Amount representing interest	(2,204)
Collateralized financing obligations	$107,225

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

(f)Term Loans Held by VIE

On June 25, 2014, one of the Japanese investor funds that is consolidated by the Company as a VIE (see Note 3) entered into a term loan agreement with a bank. Under the terms of the agreement, the Japanese investor fund entered into two loans; a five year, amortizing loan of $9.2 million at a fixed interest rate of 2.7%, and a five year, non-amortizing loan of $1.6 million at a variable interest rate based on LIBOR. The debt is secured by assets of the Japanese investor fund, and is subject to certain borrowing conditions set out in the loan agreement. As of December 31, 2018, the term loans held by the Japanese investor fund totaled $1.5 million and had an average interest rate of  3.3%.

The following are the estimated future principal and interest payments under this loan as of December 31, 2018 (in thousands). The payments were calculated assuming the interest rate remains 3.3% through maturity of the loan.

2019	$1,486
1,486
Less: Amount representing interest	(30)
Term loans held by VIE	$1,456

The Company's term loans held by VIE are secured by rental equipment owned by the Japanese investor fund, which had a net book value of $8.5 million as of December 31, 2018.

The agreements relating to all of the Company’s debt contain various financial and other covenants. As of December 31, 2018, the Company was in compliance with all of its debt covenants.

(9)    Stock–Based Compensation Plan

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

The following table summarizes the Company’s stock option activities for the three years ended December 31, 2018:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in thousands)
Options outstanding, December 31, 2015	1,189,255	$18.08
Options granted	245,000	$7.87
Options forfeited/cancelled	(6,000)	$21.99
Options outstanding, December 31, 2016	1,428,255	$16.31
Options granted	230,500	$16.80
Options exercised	(799,195)	$16.31
Options outstanding, December 31, 2017	859,560	$16.44
Options granted	-	$-
Options exercised	(9,393)	$14.76
Options outstanding, December 31, 2018	850,167	$16.46	5.9	$5,936
Options exercisable at December 31, 2018	657,471	$17.38	5.3	$4,028
Expected to vest after December 31, 2018	192,696	$13.33	7.7	$1,907

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

The aggregate intrinsic value represents the value by which the Company’s closing stock price of $23.23 per share on the last trading day of the year ended December 31, 2018 exceeds the exercise price of the stock multiplied by the number of options outstanding or exercisable, excluding options that have a zero or negative intrinsic value. The aggregate intrinsic value of stock options exercised during 2018 and 2017, based on the closing share price on the date each option was exercised, was $0.1 million and $11.7 million, respectively.

The Company recognized stock-based compensation expense relating to stock options of $1.2 million, $1.6 million and $1.3 million for the years ended December 31, 2018, 2017  and 2016, respectively. As of December 31, 2018, the remaining unamortized stock-based compensation cost relating to stock options granted to the Company’s employees and independent directors was approximately $1.3 million, which is to be recognized over the remaining weighted average vesting period of approximately 1.7 years.

The total fair value of stock options granted to the Company’s employees and independent directors at the time of grant was approximately $2.1 million, or $9.16 per share and $0.9 million, or $3.55 per share for the years ended December 31, 2017 and 2016, respectively, calculated using the Black-Scholes-Merton pricing model under the following weighted average assumptions:

	2017	2016
Stock price	$16.80	$7.87
Exercise price	$16.80	$7.87

Expected term (years)	5.5 - 6.25	5.5 - 6.25
Expected volatility (%)	56.4 - 57.5	45.4 - 46.7
Risk-free interest rate (%)	1.77 - 2.14	1.30 - 1.40
Dividend yield (%)	-	-

No options were granted by the Company during the year ended December 31, 2018.

The expected option term is calculated using the simplified method in accordance with SEC guidance. The expected volatility was derived from the average volatility of the Company’s stock over a period approximating the expected term of the options. The risk-free rate is based on the daily U.S. Treasury yield curve with a term approximating the expected term of the options. No forfeiture was estimated on all options granted during the years ended December 31, 2017 and 2016, as the Company accounts for forfeitures as they occur (see Note 2(m)).

Restricted Stock and Performance Stock

The Company grants restricted stock, comprising restricted stock units and restricted stock awards, from time to time to certain employees and independent directors pursuant to the Plan. Restricted stock granted to employees has a vesting period of four years; 25% vesting on each anniversary of the grant date. Restricted stock granted to independent directors vests in one year. The company recognizes the compensation cost associated with restricted stock over the vesting period based on the closing price of the Company’s stock on the date of grant.

The Company grants performance stock to selected executives and other key employees. The performance stock vests at the end of a 3-year performance cycle if certain financial performance targets are met. The Company recognizes compensation cost associated with the performance stock ratably over the 3-year term when it is considered probable that performance targets will be met. Compensation cost is based on the closing price of the Company’s common stock on the date of grant.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

The following table summarizes the activity of restricted stock and performance stock under the Plan:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2015	48,025	$22.70
Granted	34,500	$7.87
Vested	(14,379)	$23.61
Forfeited	(2,344)	$21.96
Outstanding at December 31, 2016	65,802	$14.75
Granted	37,414	$17.14
Vested	(24,674)	$17.83
Outstanding at December 31, 2017	78,542	$14.92
Granted	156,165	$22.48
Vested	(29,977)	$16.52
Outstanding at December 31, 2018	204,730	$20.45

The Company recognized stock-based compensation expense relating to restricted stock and performance stock awards of $1.6 million, $0.5 million and $0.4 million for the three years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, unamortized stock-based compensation expense relating to restricted stock and performance stock was $2.7 million, which will be recognized over the remaining average vesting period of 2.0 years.

Stock-based compensation expense is recorded as a component of administrative expenses in the Company’s consolidated statements of income with a corresponding credit to additional paid-in capital in the Company’s consolidated balance sheets.

(10)    Income Taxes

For the years ended December 31, 2018, 2017 and 2016, net income before income taxes and non-controlling interest consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
U.S. operations	$(5,391)	$(2,080)	$8,996
Foreign operations	86,874	59,279	882
	$81,483	$57,199	$9,878

Income tax (benefit) expense attributable to income from operations consisted of (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current
Federal	$26	$(531)	$312
State	113	86	56
Foreign	282	531	2,338
	421	86	2,706
Deferred
Federal	1,415	(19,304)	3,090
State	(528)	3,172	238
Foreign	1,579	1,185	(2,190)
	2,466	(14,947)	1,138
Income tax (benefit) expense	$2,887	$(14,861)	$3,844

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

The reconciliations between the Company’s income tax expense and the amounts computed by applying the U.S. federal income tax rate of 21.0% for the year ended December 31, 2018 and 35.0% for the years ended December 31, 2017 and 2016 are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Computed expected tax expense	$17,112	$20,020	$3,458
Increase (decrease) in income taxes resulting from:
Foreign tax differential	(16,384)	(19,032)	(88)
State income tax expense, net of federal income tax benefit	25	191	310
Subpart F income	2,202	683	711
IRC Section 162(m) excess officer's compensation	172	-	-
Non-deductible stock-based compensation	133	218	155
Excess tax benefit related to stock-based compensation	(34)	(1,858)	-
Increase in uncertain tax positions	25	61	36
Adjustment for prior years	(431)	1,894	-
Change in Federal tax rate	-	(16,945)	-
Adjustment to contingent consideration	-	(429)	(634)
Change in valuation allowance	-	-	(15)
Other	67	336	(89)
	$2,887	$(14,861)	$3,844

As of December 31, 2018, the Company had $149.9 million and $19.9 million of net operating loss (NOL) carry forwards available to offset future federal and state taxable income, respectively. The NOL carry forwards will begin to expire in 2035 and 2029 for federal and state income tax purposes, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2018 and 2017 are presented below (in thousands):

	Year Ended December 31,
	2018	2017
Deferred tax assets:
Accounts receivable	$144	$68
Accrued expenses and other current liabilities	743	886
Unearned revenue	51	198
Stock-based compensation	1,060	744
Other	62	89
Net operating loss carry forwards	37,464	34,758
Gross deferred tax assets	39,524	36,743
Valuation allowance	-	-
Net deferred tax assets	39,524	36,743

Deferred tax liabilities:
Depreciation and amortization	68,859	65,609
Foreign deferred tax liabilities	1,047	943
Intangible assets	1,425	1,734
Deferred subpart F income	6,512	4,310
Gross deferred tax liabilities	77,843	72,596
Net deferred tax liability	$38,319	$35,853

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

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

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries. As of December 31, 2018, the amount of such earnings totaled approximately $28.5 million. These earnings have been permanently reinvested and the Company does not plan to initiate any action that would precipitate the payment of income taxes thereon. The amount of income taxes that would have resulted had such earnings been repatriated is not practically determinable.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

Balance at January 1, 2017	$266
Increases related to current year tax positions	11
Balance at December 31, 2017	277
Increases related to current year tax positions	14
Balance at December 31, 2018	$291

The unrecognized tax benefits of approximately $0.3 million at December 31, 2018, if recognized, would reduce the Company’s effective tax rate. The Company accrued potential interest and penalties of less than $0.1 million related to unrecognized tax benefits for each of the years ended December 31, 2018 and 2017.

The U.S. Tax Cuts and Job Act of 2017 (TCJA) was signed into law on December 22, 2017. The most significant effect of TCJA on the Company was the U.S. federal corporate tax rate reduction from 35% to 21%, which required re-measurement of the Company’s U.S. deferred income tax assets and liabilities as of December 31, 2017. As the Company was in an overall net deferred tax liability position, the corporate tax rate reduction resulted in a net tax benefit of $16.9 million in 2017.

Other significant provisions of the TCJA that became effective in 2018 that may impact the Company’s income taxes are: the limitation on the deduction of interest expense in excess of 30 percent of adjusted taxable income; limitation on the utilization of net operating losses generated after fiscal year 2017 to 80 percent of taxable income; the taxation of global intangible low-taxed income of controlled foreign corporations; and limitation on the deduction for executive compensation.

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

The Company does not believe the total amount of unrecognized tax benefit as of December 31, 2018 will increase or decrease significantly in the next twelve months. As of December 31, 2018, the statute of limitations for tax examinations in the United States has not expired for the years ended December 31, 2015 through 2017. California, New Jersey and South Carolina have not expired for tax returns filed for the years ended December 31, 2014 through 2017. The Company was notified on May 1, 2017 that its 2015 U.S. federal income tax return was selected for examination. The examination was concluded on June 20, 2018 with no impact to tax expense.

(11)    Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s asset-backed notes of $1,032.7 million and collateralized financing obligations of $107.2 million as of December 31, 2018 were estimated to have a fair value of approximately $1,024.7 million and $108.9 million, respectively, based on the fair value of estimated future payments calculated using prevailing interest rates. The fair value of these financial instruments would be categorized as Level 2 of the fair value hierarchy. Management believes that the balances of the Company’s revolving credit facilities of $597.2 million, variable-rate term loans totaling $223.4 million,  fixed-rate term loans of $158.6 million, senior secured notes of $58.9 million and term loans held by VIE of $1.5 million approximate their fair values as of December 31, 2018. The fair value of these financial instruments would be categorized as Level 2 of the fair value hierarchy.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

(12)    Commitments and Contingencies

The Company utilizes certain office facilities and office equipment under non-cancelable operating lease agreements which generally have original terms of up to five years. Future minimum lease payments required under non-cancellable operating leases having an original term of more than one year as of December 31, 2018 are as follows (in thousands):

Office
Facilities
and
Equipment
Year ending December 31:
2019	$2,395
2020	801
2021	707
2022	530
2023	393
2024 and thereafter	78
$4,904

Office facility expense was $2.7 million, $2.0 million, and $1.7 million for the years ended December 31, 2018, 2017 and 2016, respectively, which was included in administrative expenses in the consolidated statements of income.

As of December 31, 2018 and 2017, the Company had one outstanding letter of credit of $0.1 million. The letter of credit guarantees the Company’s obligations under certain operating lease agreements.

In addition to the rental equipment payable of $74.1 million, the Company had commitments to purchase approximately $9.4 million of containers and $64.4 million railcars as of December 31, 2018; all in the twelve months ended December 31, 2019.

In the ordinary course of business, the Company executes contracts involving indemnifications standard in the industry and indemnifications specific to a transaction such as an assignment and assumption agreement. These indemnifications might include claims related to tax matters, governmental regulations, and contractual relationships. Performance under these indemnities would generally be triggered by a breach of terms of a contract or by a third-party claim. The Company regularly evaluates the probability of having to incur costs associated with these indemnifications and as of December 31, 2018 there were no claims outstanding under such indemnifications and the Company believes that no claims are probable of occurring in the future.

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

(14)    Stockholders’ Equity

Common Stock At-the-Market (ATM) Offering Program

In October 2017, the Company commenced an ATM offering program with respect to its common stock, which allows the Company to issue and sell up to 2.0 million shares of its common stock. During the year ended December 31, 2018, the Company issued 100,000 shares of common stock under the ATM offering program for net proceeds of $2.8 million. The Company paid commissions to the sales agent of $0.1 million in connection with the sales of common stock under this ATM offering program during the year ended December 31, 2018. The net proceeds were used for general corporate purposes. The Company has remaining capacity to issue up to approximately 1.0 million of additional shares of common stock under this ATM offering program.

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

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

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

The Series A Preferred Stock becomes redeemable by the Company beginning April 15, 2023 for cash at a redemption price of $25.00 per share of Series A Preferred Stock, plus accrued but unpaid dividends thereon to, but not including, the date fixed for redemption. In addition, upon the occurrence of a Change of Control (as defined in the Series A Certificate of Designations), subject to certain restrictions, the Company may, at its option, upon not less than thirty (30) days’ nor more than sixty (60) days’ written notice, redeem the Series A Preferred Stock, in whole or in part, within one hundred twenty (120) days after the first date on which such Change of Control occurred, for cash at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends thereon to, but not including, the date fixed for redemption. There is no mandatory redemption of the Series A Preferred Stock or redemption at the option of the holders. Holders of the Series A Preferred Stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends on the Series A Preferred Stock for six or more quarterly periods (whether or not consecutive) or the Company fails to maintain the listing of the Series A Preferred Stock on a National Exchange (as defined in the Series A Certificate of Designations) for a period of 180 consecutive days.

Series A Preferred Stock ATM Offering Program

In May 2018, the Company commenced an ATM offering program with respect to its Series A Preferred Stock, which allows the Company to issue and sell up to 2.2 million shares of its Series A Preferred Stock. During the year ended December 31, 2018, the Company issued 428,710 shares of Series A Preferred Stock under the ATM offering program for net proceeds of $10.5 million. The Company paid commissions to the sales agent of $0.2 million in connection with the sales of Series A Preferred Stock under this ATM offering program during the year ended December 31, 2018. The net proceeds were used for repayment of debt and general corporate purposes. The Company has remaining capacity to issue up to approximately 1.8 million of additional shares of Series A Preferred Stock under this ATM offering program.

Series B Preferred Stock Underwritten Offering

In August 2018, the Company completed an underwritten public offering of 1,700,000 shares of its 8.5% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock, par value $0.0001 per share and liquidation preference $25.00 per share (Series B Preferred Stock), resulting in net proceeds to the Company of approximately $41.2 million, after deducting the underwriting discount, and other offering expenses. The Company sold an additional 255,000 shares of Series B Preferred Stock upon the exercise by the underwriters of their option to purchase additional Series B Preferred Stock, resulting in net proceeds to the Company of approximately $6.2 million, after deducting the underwriting discount of $0.2 million. The net proceeds were used for repayment of debt and general corporate purposes.

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

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

(15)    Segment and Geographic Information

The Company organizes itself by the nature of the services it provides, which includes equipment leasing (consisting of container leasing and rail leasing) and logistics.

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

The following tables show condensed segment information for the years ended December 31, 2018, 2017 and 2016, reconciled to the Company’s income before income taxes and non-controlling interest as shown in its consolidated statements of income for such periods (in thousands):

	Year Ended December 31, 2018
	Container Leasing	Rail Leasing	Logistics	Total
Container lease revenue	$284,924	$-	$-	$284,924
Rail lease revenue	-	35,703	-	35,703
Logistics revenue	-	-	111,471	111,471
Total revenue	284,924	35,703	111,471	432,098
Depreciation of rental equipment	107,109	14,189	-	121,298
Storage, handling and other expenses	8,853	5,692	-	14,545
Logistics transportation costs	-	-	97,170	97,170
Gain on sale of used rental equipment	(9,886)	(1,839)	-	(11,725)
Administrative expenses	27,560	5,297	17,448	50,305
Total operating expenses	133,636	23,339	114,618	271,593
Operating income (loss)	151,288	12,364	(3,147)	160,505
Net interest expense	62,572	15,773	-	78,345
Other expense	677	-	-	677
Total other expenses	63,249	15,773	-	79,022
Income (loss) before income taxes	$88,039	$(3,409)	$(3,147)	$81,483
Goodwill	$-	$-	$15,794	$15,794
Total assets	$2,506,279	$460,387	$45,951	$3,012,617
Purchase of rental equipment (1)	$739,944	$72,077	$-	$812,021

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

	Year Ended December 31, 2017
	Container Leasing	Rail Leasing	Logistics	Total
Container lease revenue	$235,365	$-	$-	$235,365
Rail lease revenue	-	32,476	-	32,476
Logistics revenue	-	-	80,552	80,552
Total revenue	235,365	32,476	80,552	348,393
Depreciation of rental equipment	99,753	11,199	-	110,952
Storage, handling and other expenses	15,207	5,615	96	20,918
Logistics transportation costs	-	-	68,155	68,155
Gain on sale of used rental equipment	(5,333)	(14)	-	(5,347)
Administrative expenses	22,925	4,756	15,018	42,699
Total operating expenses	132,552	21,556	83,269	237,377
Operating income (loss)	102,813	10,920	(2,717)	111,016
Net interest expense	41,815	11,237	-	53,052
Other expense	765	-	-	765
Total other expenses	42,580	11,237	-	53,817
Income (loss) before income taxes	$60,233	$(317)	$(2,717)	$57,199
Goodwill	$-	$-	$15,794	$15,794
Total assets	$1,938,723	$449,376	$40,029	$2,428,128
Purchase of rental equipment (1)	$445,168	$56,882	$-	$502,050

	Year Ended December 31, 2016
	Container Leasing	Rail Leasing	Logistics	Total
Container lease revenue	$202,328	$-	$-	$202,328
Rail lease revenue	-	30,490	-	30,490
Logistics revenue	-	-	61,536	61,536
Total revenue	202,328	30,490	61,536	294,354
Depreciation of rental equipment	95,755	9,122	-	104,877
Storage, handling and other expenses	32,465	3,386	11	35,862
Logistics transportation costs	-	-	51,980	51,980
Loss (gain) on sale of used rental equipment	12,750	33	(112)	12,671
Administrative expenses	20,453	3,759	11,466	35,678
Total operating expenses	161,423	16,300	63,345	241,068
Operating income (loss)	40,905	14,190	(1,809)	53,286
Net interest expense	35,784	6,970	-	42,754
Other expense	654	-	-	654
Total other expenses	36,438	6,970	-	43,408
Income (loss) before income taxes and non-controlling interest	$4,467	$7,220	$(1,809)	$9,878
Purchase of rental equipment (1)	$118,374	$132,791	$-	$251,165

(1)	Represents cash disbursements for purchasing of rental equipment as reflected in the consolidated statements of cash flows for the periods indicated.

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

The Company’s railcars, with a net book value of $448.5 million as of December 31, 2018, are used to transport cargo within North America.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

The following table represents the geographic allocation of revenue for the periods indicated based on customers’ primary domicile (in thousands):

	Year Ended December 31,
	2018	2017	2016
United States	$154,427	$120,558	$99,824
Switzerland	50,805	32,430	19,636
France	37,565	34,862	29,273
Korea	31,877	20,755	14,904
Singapore	26,854	19,856	16,172
Other Asia	67,695	64,097	63,190
Other Europe	54,677	45,176	40,170
Other International	8,198	10,659	11,185
Total revenue	$432,098	$348,393	$294,354

(16)    Concentration of Credit Risk

The Company’s single largest container lessee accounted for 11.8%, or $58.0 million, 9.7%, or $34.7 million, and 6.9% or $20.6 million, of total billings for the years ended December 31, 2018, 2017 and 2016, respectively, and accounted for 6% of its accounts receivable as of December 31, 2018 and 2017.  The Company’s second largest container lessee accounted for 8.4%, or $41.3 million, 10.5%, or $37.5 million, and 10.6%, or $31.7 million, of total billings for the years ended December 31, 2018, 2017 and 2016, respectively, and accounted for 15% and 9% of its accounts receivable as of December 31, 2018 and 2017, respectively.

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

The following table sets forth the reconciliation of basic and diluted net income per share for the years ended December 31, 2018, 2017 and 2016 (in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016
Numerator
Net income attributable to CAI common stockholders	$73,472	$72,060	$5,997
Denominator
Weighted-average shares used in per share computation - basic	19,562	19,253	19,318
Effect of dilutive securities:
Stock options and restricted stock	260	354	75
Weighted-average shares used in per share computation - diluted	19,822	19,607	19,393

Net income per share attributable to CAI common stockholders:
Basic	$3.76	$3.74	$0.31
Diluted	$3.71	$3.68	$0.31

The calculation of diluted earnings per share for the years ended December 31, 2018, 2017 and 2016, excluded from the denominator 160,163 shares, 458,857 shares and 1,135,711 shares, respectively, of common stock options because their effect would have been anti-dilutive.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

(18)    Subsequent Events

On February 26, 2019, the Company entered into an agreement to sell 2,146 railcars. The sale of 1,946 railcars for consideration of $165.3 million was completed in February 2019; the sale of the remaining 200 railcars, which are currently being manufactured, for consideration of approximately $32.0 million is expected to complete in the second quarter of 2019.

(19)    Selected Quarterly Financial Data (Unaudited)

The following table sets forth key interim financial information for the years ended December 31, 2018 and 2017 (in thousands, except per share amount):

	2018 Quarters Ended				2017 Quarters Ended
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Revenue	$115,567	$115,452	$105,705	$95,374	$94,034	$90,161	$82,692	$81,506
Operating expenses	72,578	72,571	65,786	60,658	57,631	58,267	57,924	63,555
Operating income	42,989	42,881	39,919	34,716	36,403	31,894	24,768	17,951
Net income attributable to
CAI common stockholders	17,200	20,006	19,149	17,117	36,563	17,587	12,638	5,272

Net income per share attributable
to CAI common stockholders:
Basic	$0.90	$1.04	$0.98	$0.84	$1.86	$0.92	$0.66	$0.28
Diluted	$0.89	$1.03	$0.97	$0.83	$1.81	$0.90	$0.65	$0.27

Schedule II

Valuation Accounts

(In thousands)

	Balance at			Balance at
	Beginning	Net Additions	(Deductions)/	End of
	of Period	to Expense	Recoveries*	Period
December 31, 2016
Accounts receivable, allowance for doubtful accounts	$548	$3,151	$(2,359)	$1,340
December 31, 2017
Accounts receivable, allowance for doubtful accounts	$1,340	$402	$(302)	$1,440
December 31, 2018
Accounts receivable, allowance for doubtful accounts	$1,440	$492	$110	$2,042

*Primarily consists of write-offs, net of recoveries and other adjustments

EXHIBIT INDEX

Exhibit No.	Description

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

4.7

Series 2018-1 Supplement, dated February 28, 2018, to Indenture dated July 6, 2017, between CAL Funding III Limited and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on March 5, 2018).

4.8

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

10.11

Amended and Restated Term Loan Agreement, dated October 1, 2014, among Container Applications Limited, CAI International, Inc., the lending institutions from time to time listed on Schedule I thereto, ING Bank N.V. and ING Bank, branch of ING-DIBA AG (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K, filed on October 7, 2014).

10.12

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

10.13

Third Amended and Restated Revolving Credit Agreement, dated October 22, 2018, among CAI Rail Inc., CAI International, Inc., the lending institutions from time to time listed on Schedule 1 thereto, MUFG Union Bank, N.A., as administrative agent and lead arranger and bookrunner, Bank of America, N.A., as syndication agent, and ING Bank, a branch of ING-Diba AG and The Huntington National Bank, as co-documentation agents.

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

10.16

Loan and Security Agreement, dated August 30, 2016, among CAI Rail, Inc., the lenders from time to time party thereto, and Bank of Utah, as administrative and collateral agent (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on September 6, 2016).

10.17

Term Loan Agreement, dated October 18, 2018, among Container Applications Limited, CAI International, Inc., the lending institutions from time to time listed on Schedule 1 thereto, and Wells Fargo Bank, N.A., as administrative agent.

10.18*

Amended and Restated Employment Agreement, dated April 29, 2011, between CAI International, Inc. and Victor Garcia (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011, filed on May 6, 2011).

10.19*

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

10.21*

Amendment No. 1 to Service Agreement, dated March 7, 2017, between Container Applications International (UK) Limited and Daniel Hallahan (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 4, 2017).

10.22*

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

10.24

Equity Distribution Sales Agreement, dated October 23, 2017, among CAI International, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Wells Fargo Securities, Inc. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K, filed on October 23, 2017).

10.25

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

101

The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2018 and 2017, (ii) Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements.

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

Date:	March 5, 2019	CAI International, Inc.

		By:	/s/ VICTOR M. GARCIA
Victor M. Garcia
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities indicated, on the 5th day of March, 2019.

Signature	Title(s)

/s/ VICTOR M. GARCIA	President and Chief Executive Officer, Director
Victor M. Garcia	(Principal Executive Officer)

/s/ TIMOTHY B. PAGE	Chief Financial Officer
Timothy B. Page	(Principal Financial and Accounting Officer)

/s/ DAVID REMINGTON	Chairman of the Board of Directors
David Remington

/s/ MASAAKI (JOHN) NISHIBORI	Director
Masaaki (John) Nishibori

/s/ KATHRYN G. JACKSON	Director
Kathryn G. Jackson

/s/ GARY M. SAWKA	Director
Gary M. Sawka

/s/ ANDREW OGAWA	Director
Andrew Ogawa

/s/ JOHN WILLIFORD	Director
John Williford