Form 10-Q
period 2019-03-31
CAI International, Inc.
filed 2019-05-03
CIK 1388430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Le
Title of each class	Trading symbols	Name of exchange on which registered
Common Stock, par value $0.0001 per share	CAI	New York Stock Exchange
8.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock, par value $0.0001 per share	CAI-PA	New York Stock Exchange
8.50% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock, par value $0.0001 per share	CAI-PB	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	April 30, 2019
Common Stock, $0.0001 par value per share	17,934,992 shares

CAI INTERNATIONAL, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business, operations, growth strategy and service development efforts. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words “may,” “might,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (SEC) on March 5, 2019 and our other reports filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our other filings with the SEC.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAI INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

(UNAUDITED)

	March 31,	December 31,
	2019	2018
Assets
Current assets
Cash	$20,128	$20,104
Cash held by variable interest entities	27,058	25,211
Accounts receivable, net of allowance for doubtful accounts of $2,839 and
$2,042 at March 31, 2019 and December 31, 2018, respectively	94,729	95,942
Current portion of net investment in sales-type and direct finance leases	74,895	75,975
Prepaid expenses and other current assets	4,422	2,789
Total current assets	221,232	220,021
Restricted cash	29,703	30,668
Rental equipment, net of accumulated depreciation of $613,838 and
$599,443 at March 31, 2019 and December 31, 2018, respectively	2,176,376	2,265,260
Net investment in sales-type and direct finance leases	465,041	473,792
Goodwill	15,794	15,794
Intangible assets, net of accumulated amortization of $5,799 and
$5,397 at March 31, 2019 and December 31, 2018, respectively	5,331	5,733
Operating lease right-of-use assets	3,181	-
Furniture, fixtures and equipment, net of accumulated depreciation of $2,657 and
$2,635 at March 31, 2019 and December 31, 2018, respectively	960	964
Other non-current assets	297	385
Total assets (1)	$2,917,915	$3,012,617

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$7,361	$7,371
Accrued expenses and other current liabilities	19,869	22,460
Due to container investors	670	2,609
Unearned revenue	5,216	7,573
Current portion of debt	318,664	311,381
Rental equipment payable	56,221	74,139
Total current liabilities	408,001	425,533
Debt	1,764,695	1,847,633
Deferred income tax liability	38,949	38,319
Operating lease liabilities	1,961	-
Total liabilities (2)	2,213,606	2,311,485

Stockholders' equity
Preferred stock, par value $0.0001 per share; authorized 10,000,000
8.50% Series A fixed-to-floating rate cumulative redeemable perpetual preferred stock, issued and
outstanding 2,199,610 shares, at liquidation preference, at March 31, 2019 and December 31, 2018	54,990	54,990
8.50% Series B fixed-to-floating rate cumulative redeemable perpetual preferred stock, issued and
outstanding 1,955,000 shares, at liquidation preference, at March 31, 2019 and December 31, 2018	48,875	48,875
Common stock, par value $0.0001 per share; authorized 84,000,000 shares; issued and outstanding
18,207,676 and 18,764,459 shares at March 31, 2019 and December 31, 2018, respectively	2	2
Additional paid-in capital	119,557	132,666
Accumulated other comprehensive loss	(6,594)	(6,513)
Retained earnings	487,479	471,112
Total stockholders' equity	704,309	701,132
Total liabilities and stockholders' equity	$2,917,915	$3,012,617

(1)

Total assets at March 31, 2019 and December 31, 2018 include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash, $27,058 and $25,211; Net investment in direct finance leases, $13,486 and $13,862; and Rental equipment, net of accumulated depreciation, $126,305, and $71,958, respectively.

(2)

Total liabilities at March 31, 2019 and December 31, 2018 include the following VIE liabilities for which the VIE creditors do not have recourse to CAI International, Inc.: Current portion of debt, $47,816 and $41,066;  Debt, $117,625 and $67,615, respectively.

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
Revenue
Container lease revenue	$75,511	$64,634
Rail lease revenue	7,881	9,104
Logistics revenue	27,716	21,636
Total revenue	111,108	95,374

Operating expenses
Depreciation of rental equipment	31,784	28,847
Storage, handling and other expenses	5,120	4,100
Logistics transportation costs	24,519	18,665
Gain on sale of used rental equipment	(8,832)	(2,195)
Administrative expenses	14,396	11,241
Total operating expenses	66,987	60,658

Operating income	44,121	34,716

Other expenses
Net interest expense	23,850	16,899
Other expense (income)	38	(35)
Total other expenses	23,888	16,864

Income before income taxes	20,233	17,852
Income tax expense	1,659	714

Net income	18,574	17,138
Preferred stock dividends	2,207	21
Net income attributable to CAI common stockholders	$16,367	$17,117

Net income per share attributable to CAI common stockholders
Basic	$0.88	$0.84
Diluted	$0.87	$0.83

Weighted average shares outstanding
Basic	18,555	20,414
Diluted	18,870	20,672

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018

Net income	$18,574	$17,138
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(81)	310
Comprehensive income before preferred stock dividends	18,493	17,448
Dividends on preferred stock	(2,207)	(21)
Comprehensive income available to CAI common stockholders	$16,286	$17,427

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balances as of December 31, 2018	4,155	$103,865	18,764	$2	$132,666	$(6,513)	$471,112	$701,132
Net income	-	-	-	-	-	-	18,574	18,574
Preferred stock dividends, $0.53125/share	-	-	-	-	-	-	(2,207)	(2,207)
Foreign currency translation adjustment	-	-	-	-	-	(81)	-	(81)
Repurchase of common stock	-	-	(595)	-	(13,946)	-	-	(13,946)
Exercise of stock options	-	-	27	-	107	-	-	107
Stock based compensation - options	-	-	-	-	221	-	-	221
Stock based compensation - restricted stock	-	-	14	-	618	-	-	618
Payment of income tax withheld on vested
restricted stock	-	-	(2)	-	(109)	-	-	(109)
Balances as of March 31, 2019	4,155	$103,865	18,208	$2	$119,557	$(6,594)	$487,479	$704,309

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balances as of December 31, 2017	-	$-	20,391	$2	$172,325	$(6,122)	$397,640	$563,845
Net income	-	-	-	-	-	-	17,138	17,138
Preferred stock dividends, $0.01181/share	-	-	-	-	-	-	(21)	(21)
Foreign currency translation adjustment	-	-	-	-	-	310	-	310
Issuance of common and preferred stock,
net of offering costs	1,600	40,000	100	-	956	-	-	40,956
Exercise of stock options	-	-	2	-	24	-	-	24
Stock based compensation - options	-	-	-	-	416	-	-	416
Stock based compensation - restricted stock	-	-	2	-	188	-	-	188
Payment of income tax withheld on vested
restricted stock	-	-	(2)	-	(36)	-	-	(36)
Balances as of March 31, 2018	1,600	$40,000	20,493	$2	$173,873	$(5,812)	$414,757	$622,820

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$18,574	$17,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31,839	28,879
Amortization of debt issuance costs	1,202	945
Amortization of intangible assets	403	544
Stock-based compensation expense	839	604
Unrealized (gain) loss on foreign exchange	26	(80)
Gain on sale of used rental equipment	(8,832)	(2,195)
Deferred income taxes	630	752
Bad debt expense	738	124
Changes in other operating assets and liabilities:
Accounts receivable	1,158	671
Prepaid expenses and other assets	(1,132)	(27)
Net investment in sales-type and direct financing leases	16,442	-
Accounts payable, accrued expenses and other liabilities	(3,580)	(6,288)
Due to container investors	(1,940)	(1,458)
Unearned revenue	(2,038)	(362)
Net cash provided by operating activities	54,329	39,247
Cash flows from investing activities
Purchase of rental equipment	(141,212)	(112,763)
Proceeds from sale of used rental equipment	180,331	9,671
Purchase of furniture, fixtures and equipment	(50)	(58)
Receipt of principal payments from sales-type and direct financing leases	-	8,336
Net cash provided by (used in) investing activities	39,069	(94,814)
Cash flows from financing activities
Proceeds from debt	306,582	477,600
Principal payments on debt	(382,847)	(441,884)
Debt issuance costs	(419)	(3,485)
Proceeds from issuance of common and preferred stock	-	42,076
Repurchase of common stock	(13,946)	-
Dividends paid to preferred stockholders	(2,207)	-
Exercise of stock options	107	24
Net cash (used in) provided by financing activities	(92,730)	74,331
Effect on cash of foreign currency translation	238	98
Net increase in cash and restricted cash	906	18,862
Cash and restricted cash at beginning of the period (1)	75,983	47,209
Cash and restricted cash at end of the period (2)	$76,889	$66,071

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$91	$174
Interest	22,544	16,654

Supplemental disclosure of non-cash investing and financing activity
Transfer of rental equipment to direct finance lease	$8,349	$15,956
Rental equipment payable	56,221	133,714

(1)	Includes cash of $20,104 and $14,735, cash held by variable interest entities of $25,211 and $20,685, and restricted cash of $30,668 and $11,789 at December 31, 2018 and 2017, respectively.
(2)	Includes cash of $20,128 and $21,564, cash held by variable interest entities of $27,058 and $22,765, and restricted cash of $29,703 and $21,742 at March 31, 2019 and 2018, respectively.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2019 and December 31, 2018, the Company’s results of operations for the three months ended March 31, 2019 and 2018, and the Company’s cash flows for the three months ended March 31, 2019 and 2018. The results of operations and cash flows for the periods presented are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2019 or in any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 5, 2019.

(2)  Accounting Policies and Recent Accounting Pronouncements

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (ASU 2016-02), and subsequently issued amendments thereto, that replaced existing lease accounting guidance. The new standard requires lessors to classify leases as a sales-type, direct financing, or operating lease. A lease is a sales-type lease if any of five criteria are met, each of which indicate that the lease, in effect, transfers control of the underlying asset to the lessee. If none of those five criteria are met, but two additional criteria are both met, indicating that the lessor has transferred substantially all of the risks and benefits of the underlying asset to the lessee and a third-party, the lease is a direct financing lease. All leases that are not sales-type or direct financing leases are operating leases. The new standard also established a right-of-use model (ROU) that requires lessees to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than twelve months.

The Company adopted ASU 2016-02, as amended, effective January 1, 2019, using the modified retrospective approach and the effective date as the date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. In addition, the Company elected the following practical expedients permitted under the transition guidance within the new standard: (1) the “package of practical expedients,” which does not require the Company to reassess under the new standard its prior conclusions about lease identification, lease classification, and initial direct costs, (2) the short-term lease recognition exemption for its office space leases of twelve months or less, which resulted in the Company not recognizing an ROU asset or lease liability for these leases, and (3) the practical expedient to not separate lease and non-lease components for leases that qualify for the practical expedient.

Adoption of the new standard resulted in the recognition of operating lease ROU assets of $3.7 million and operating lease liabilities of $4.1 million as of January 1, 2019. Adoption did not have an impact on the Company’s consolidated statements of income or cash flows.

Except as described above, there were no changes to the Company’s accounting policies during the three months ended March 31, 2019. See Note 2 to the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 5, 2019, for a description of the Company’s significant accounting policies.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accounting Policies

(a)  Container and Rail Lease Revenue

The Company recognizes revenue from operating leases of its equipment as earned over the term of the lease. Where minimum lease payments vary over the lease term, revenue is recognized on a straight-line basis over the term of the lease. The Company recognizes revenue on a cash basis for certain railcar leases that are billed on an hourly or mileage basis through a third-party railcar manager. Early termination of the rental contracts subjects the lessee to a penalty, which is included in lease revenue upon such termination. Sales-type and finance lease income is recognized using the effective interest method, which generates a constant rate of interest over the period of the lease.

Certain leases include one or more options to renew or purchase the leased rental equipment. The exercise of lease renewal or equipment purchase options is at the sole discretion of the customer.

Included in lease revenue is revenue consisting primarily of fees charged to the lessee for handling, delivery, and repairs. These activities are considered non-lease components of the contract, which are generally accounted for separately from the lease component, and revenue is recognized as earned in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue Recognition.  For certain leases of railcar equipment, the Company is responsible for the repair and maintenance of the railcars throughout the lease term. For such leases, the lease and non-lease component are combined as a single lease component,  and revenue is recognized as earned in accordance with ASC Topic 842, Leases.

Also included in lease revenue is revenue from management fees earned under equipment management agreements. Management fees are generally calculated as a percentage of the monthly net operating income for an investor’s portfolio and recognized as revenue in the month of service.

 (b)  Leases

The Company leases office space under operating leases with expiration dates through 2024. The Company determines whether an arrangement constitutes a lease and records lease liabilities and ROU assets on its consolidated balance sheets at lease commencement. Operating leases under ASC 842 are included in operating lease right-of-use assets, accrued expenses and other current liabilities, and operating lease liabilities in the Company’s consolidated balance sheets.

Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU assets also include any lease pre-payments made and exclude lease incentives. Certain of the Company’s leases include one or more options to renew, which are included in the lease term only when it is reasonably certain that the Company will exercise that option. The Company’s office space leases often include lease and non-lease components, which are combined and accounted for as a single lease component.

For short-term leases, the Company records rent expense in its consolidated statements of income on a straight-line basis over the lease term and records variable lease payments as incurred.

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

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Managed Container Funds

The fees earned by the Company for arranging, managing and establishing container funds are commensurate with the level of effort required to provide those services, and the arrangements include only terms and conditions that are customarily present in arrangements for similar services. As such, the Company does not have a variable interest in the managed containers funds, and does not consolidate those funds. No container portfolios were sold to the funds during the three months ended March 31, 2019 and 2018.

Collateralized Financing Obligations

The Company has transferred containers to Japanese investor funds while concurrently entering into lease agreements for the same containers, under which the Company leases the containers back from the Japanese investors. The Company concluded these were financing transactions under which sale-leaseback accounting was not applicable.

The terms of the transactions with container funds under financing arrangements include options for the Company to purchase the containers from the funds at a fixed price. As a result of the residual interest resulting from the fixed price call option, the Company concluded that it may absorb a significant amount of the variability associated with the funds’ anticipated economic performance and, as a result, the Company has a variable interest in the funds. The funds are considered VIEs under FASB ASC Topic 810, Consolidation, because, as lessee of the funds, the Company has the power to direct the activities that most significantly impact each entity’s economic performance, including the leasing and managing of containers owned by the funds. As the Company has the power to direct the activities that most significantly impact the economic performance of the VIEs and the variable interest provides the Company with the right to receive benefits from the entity that could potentially be significant to the funds, the Company determined that it is the primary beneficiary of these VIEs and included the VIEs’ assets and liabilities as of March 31, 2019 and December 31, 2018, and the results of the VIEs’ operations and cash flows for the three months ended March 31, 2019 and 2018, in the Company’s consolidated financial statements.

The containers that were transferred to the Japanese investor funds had a net book value of $139.8 million as of March 31, 2019. The container equipment, together with $27.1 million of cash held by the investor funds that can only be used to settle the liabilities of the VIEs, has been included on the Company’s consolidated balance sheets with the related liability presented in the debt section of the Company’s consolidated balance sheets as collateralized financing obligations of $124.2 million and term loans held by VIE of $41.3 million.  No gain or loss was recognized by the Company on the initial consolidation of the VIEs. Containers sold to the Japanese investor funds during the three months ended March 31, 2019 and 2018, had a net book value of $65.0 million and $7.9 million, respectively.

(4)  Rental Equipment

The following table provides a summary of the Company’s rental equipment (in thousands):

	March 31,	December 31,
	2019	2018
Dry containers	$1,885,018	$1,840,304
Refrigerated containers	340,495	341,983
Other specialized equipment	206,282	192,035
Railcars	358,419	490,381
	2,790,214	2,864,703
Accumulated depreciation	(613,838)	(599,443)
Rental equipment, net of accumulated depreciation	$2,176,376	$2,265,260

On February 26, 2019, the Company entered into an agreement to sell 2,146 railcars. The sale of 1,946 railcars for consideration of $165.3 million was completed in February 2019, which resulted in a $7.0 million gain on sale of rental equipment. The sale of the remaining 200 railcars is expected to complete in the second quarter of 2019.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)  Net Investment in Sales-Type and Direct Finance Leases

The following table represents the components of the Company’s net investment in sales-type and direct finance leases (in thousands):

	March 31,	December 31,
	2019	2018
Gross sales-type and finance lease receivables (1)	$785,149	$804,511
Unearned income (2)	(245,213)	(254,744)
Net investment in sales-type and direct finance leases	$539,936	$549,767

(1)

At the inception of the lease, the Company records the total minimum lease payments, executory costs, if any, and unguaranteed residual value as gross sales-type and finance lease receivables. The gross sales-type and finance lease receivables are reduced as customer payments are received. There was $74.4 million unguaranteed residual value at March 31, 2019 and December 31, 2018, included in gross sales-type and finance lease receivables. There were no executory costs included in gross sales-type and finance lease receivables as of March 31, 2019 and December 31, 2018.

(2)

The difference between the gross sales-type and finance lease receivables and the cost of the equipment or carrying amount at the lease inception is recorded as unearned income. Unearned income, together with initial direct costs, are amortized to income over the lease term so as to produce a constant periodic rate of return. There were no unamortized initial direct costs as of March 31, 2019 and December 31, 2018.

In order to estimate the allowance for losses contained in gross sales-type and finance lease receivables, the Company reviews the credit worthiness of its customers on an ongoing basis. The review includes monitoring credit quality indicators, the aging of customer receivables and general economic conditions.

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

Tier 3— Customers in this category exhibit volatility in payments on a regular basis.

Based on the above categories, the Company's gross sales-type and finance lease receivables were as follows (in thousands):

	March 31,	December 31,
	2019	2018
Tier 1	$677,220	$698,014
Tier 2	107,929	106,497
Tier 3	-	-
	$785,149	$804,511

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Contractual maturities of the Company's gross sales-type and finance lease receivables subsequent to March 31, 2019 for the years ending March 31 are as follows (in thousands):

2020	$115,179
2021	91,343
2022	83,364
2023	77,814
2024	69,955
2025 and thereafter	347,494
$785,149

(6)  Intangible Assets

The Company amortizes intangible assets on a straight line-basis over their estimated useful lives as follows:

Trademarks and tradenames	2-3 years
Customer relationships	5-8 years

The Company’s intangible assets as of March 31, 2019 and December 31, 2018 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2019
Trademarks and tradenames	$1,786	$(1,786)	$-
Customer relationships	9,344	(4,013)	5,331
	$11,130	$(5,799)	$5,331
December 31, 2018
Trademarks and tradenames	$1,786	$(1,786)	$-
Customer relationships	9,344	(3,611)	5,733
	$11,130	$(5,397)	$5,733

Amortization expense was $0.4 million and $0.5 million for the three months ended March 31, 2019 and 2018, respectively, and was included in administrative expenses in the consolidated statements of income.

As of March 31, 2019, estimated future amortization expenses are as follows (in thousands):

2020	$1,609
2021	1,609
2022	1,232
2023	474
2024	407
$5,331

(7)  Leases

Lessee

The Company has entered into various non-cancelable office space leases with original lease periods expiring between 2019 and 2024. The components of lease expense for the three months ended March 31, 2019 were as follows (in thousands):

Operating lease cost	$600
Short-term lease cost	15
Variable lease cost	73
Total lease cost	$688

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The weighted-average remaining term of the Company’s operating leases was 3.2 years and the weighted-average discount rate used to measure the present value of the Company’s operating lease liabilities was 4.2% as of March 31, 2019.

Maturities of the Company’s operating lease liabilities, which do not include short-term leases, as of March 31, 2019 were as follows (in thousands):

2020	$1,722
2021	727
2022	590
2023	452
2024	304
2025 and thereafter	26
Total lease payments	3,821
Less imputed interest	(248)
Total operating lease liabilities	$3,573

Current operating lease liabilities of $1.6 million were recorded in accrued expenses and other current liabilities on the Company’s consolidated balance sheet as of March 31, 2019.

Cash payments included in the measurement of the Company’s operating lease liabilities were $0.6 million for the three months ended March 31, 2019.

As of March 31, 2019, the Company has $5.6 million of undiscounted future payments under an additional operating lease that has not yet commenced, which is excluded from the table above. This operating lease will commence on October 1, 2019 with a lease term of 3.0 years.

Lessor

The Company leases its rental equipment on either short-term operating leases through master lease agreements, long-term non-cancelable operating leases, or finance leases. The components of lease revenue for the three months ended March 31, 2019 were as follows (in thousands):

Lease revenue - sales-type and direct financing leases
Profit at lease commencement	$-
Interest income on lease receivable	11,390
11,390
Lease revenue - operating leases	69,197
Variable lease revenue	2,805
Total lease revenue	$83,392

The following represents future minimum rents receivable under long-term non-cancelable operating leases (in thousands):

As of
March 31,
2019
2020	$138,561
2021	158,232
2022	135,738
2023	111,605
2024	72,494
2025 and thereafter	113,896
Total	$730,526

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of
December 31,
2018
2019	$184,978
2020	152,927
2021	129,361
2022	107,776
2023	71,762
2024 and thereafter	108,714
Total	$755,518

See Note 5 for contractual maturities of the Company’s gross sales-type and finance lease receivables.

(8)  Debt

Details of the Company’s debt as of March 31, 2019 and December 31, 2018 were as follows (dollars in thousands):

	March 31, 2019			December 31, 2018
	Outstanding		Average	Outstanding		Average
	Current	Long-term	Interest	Current	Long-term	Interest	Maturity

Revolving credit	$7,000	$288,000	4.2%	$4,200	$301,000	4.2%	June 2023
Revolving credit facility - Rail	-	193,500	4.2%	-	272,500	4.2%	October 2023
Revolving credit facility - Euro	-	19,074	2.0%	-	19,457	2.0%	September 2020
Term loan	1,800	26,850	4.7%	1,800	27,300	4.5%	April 2023
Term loan	109,500	-	4.1%	111,750	-	3.8%	October 2019
Term loan	7,000	73,750	4.3%	7,000	75,500	4.0%	June 2021
Term loan	1,251	14,967	3.4%	1,240	15,284	3.4%	December 2020
Term loan	2,935	39,907	3.6%	2,909	40,651	3.6%	August 2021
Term loan	6,000	91,000	4.6%	6,000	92,500	4.6%	October 2023
Senior secured notes	6,110	49,720	4.9%	6,110	52,775	4.9%	September 2022
Asset-backed notes 2012-1	17,100	44,175	3.5%	17,100	48,450	3.5%	October 2027
Asset-backed notes 2013-1	22,900	68,700	3.4%	22,900	74,425	3.4%	March 2028
Asset-backed notes 2017-1	25,307	183,476	3.7%	25,307	189,802	3.7%	June 2042
Asset-backed notes 2018-1	34,890	276,213	4.0%	34,890	284,935	4.0%	February 2043
Asset-backed notes 2018-2	34,350	291,975	4.4%	34,350	300,563	4.4%	September 2043
Collateralized financing obligations	41,740	82,430	1.5%	39,610	67,615	1.2%	December 2021
Term loans held by VIE	6,076	35,195	4.1%	1,456	-	3.3%	June 2019
	323,959	1,778,932		316,622	1,862,757
Debt issuance costs	(5,295)	(14,237)		(5,241)	(15,124)
Total Debt	$318,664	$1,764,695		$311,381	$1,847,633

The Company maintains its revolving credit facilities to finance the acquisition of rental equipment and for general working capital purposes. As of March 31, 2019, the Company had $1,170.3 million in total availability under its revolving credit facilities (net of $0.1 million in letters of credit), subject to the Company’s ability to meet the collateral requirements under the agreements governing the facilities. Based on the borrowing base and collateral requirements at March 31, 2019, the borrowing availability under the Company’s revolving credit facilities was $140.4 million, assuming no additional contributions of assets.

On March 29, 2019, one of the Japanese investor funds that is consolidated by the Company as a VIE (see Note 3) entered into a term loan agreement with a bank. Under the terms of the term loan agreement, the Japanese investor fund entered into a seven-year, amortizing term loan of $40.8 million at a fixed interest rate of 4.2%. The term loan is secured by assets of the Japanese investor fund, and is subject to certain borrowing conditions set out in the term loan agreement.

The agreements relating to all of the Company’s debt contain various financial and other covenants. As of March 31, 2019, the Company was in compliance with all of its financial and other covenants.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For further information on the Company’s debt instruments, see Note 8  to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 5, 2019.

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

The following table summarizes the Company’s stock option activities for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019		2018
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Options outstanding at January 1	850,167	$16.46	859,560	$16.44
Options exercised	(46,917)	$14.04	(1,893)	$12.64
Options outstanding at March 31	803,250	$16.60	857,667	$16.45
Options exercisable	642,762	$17.47	521,021	$17.56
Weighted average remaining term	5.5 years		6.1 years

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2019 and 2018 was $0.5 million and less than $0.1 million, respectively. The aggregate intrinsic value of all options outstanding as of March 31, 2019 was $5.5 million based on the closing price of the Company’s common stock of $23.20 per share on March 29, 2019, the last trading day of the quarter.

The Company recognized stock-based compensation expense relating to stock options of $0.2 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, the remaining unamortized stock-based compensation cost relating to stock options granted to the Company’s employees and independent directors was approximately $1.0 million, which is to be recognized over the remaining weighted average vesting period of approximately 1.5 years.

The Company did not grant any stock options during the three months ended March 31, 2019 and 2018.

Restricted Stock and Performance Stock

The Company grants restricted stock units and restricted stock awards from time to time to certain employees and independent directors pursuant to the Plan. Restricted stock granted to employees has a vesting period of four years; 25% vesting on each anniversary of the grant date. Restricted stock granted to independent directors vests in one year. The Company recognizes the compensation cost associated with restricted stock over the vesting period based on the closing price of the Company’s common stock on the date of grant.

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

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the activity of restricted stock and performance stock under the Plan:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2018	204,730	$20.45
Granted	131,494	$25.67
Vested	(26,594)	$20.30
Outstanding at March 31, 2019	309,630	$22.68

The Company recognized stock-based compensation expense relating to restricted stock and performance stock awards of $0.6 million and $0.2 million for the three months ended Mach 31, 2019 and 2018, respectively. As of March 31, 2019, unamortized stock-based compensation expense relating to restricted stock and performance stock was $5.5 million, which will be recognized over the remaining average vesting period of 2.4  years.

Stock-based compensation expense is recorded as a component of administrative expenses in the Company’s consolidated statements of income with a corresponding credit to additional paid-in capital in the Company’s consolidated balance sheets.

(10)  Income Taxes

The consolidated income tax expense for the three months ended March 31, 2019 and 2018, was determined based upon estimates of the Company’s consolidated annual effective income tax rate for the years ending December 31, 2019 and 2018, respectively. The difference between the consolidated annual effective income tax rate and the U.S. federal statutory rate is primarily attributable to foreign income taxes, state income taxes and the effect of certain permanent differences.

The Company’s estimated effective tax rate was 8.2% at March 31, 2019, compared to 4.0% at March 31, 2018.

The Company accounts for uncertain tax positions based on an evaluation as to whether it is more likely than not that a position will be sustained on audit, including resolution of any related appeals or litigation processes. This evaluation is based on all available evidence and assumes that the appropriate tax authorities have full knowledge of all relevant information concerning the tax position. Once it has been determined that a tax position is more likely than not to be sustained on its technical merits, the tax benefit recognized is based on the largest amount that is greater than 50% likely of being realized upon ultimate settlement. As of March 31, 2019, the Company had unrecognized tax benefits of $0.3 million, which if recognized, would reduce the Company’s effective tax rate. Total accrued interest relating to unrecognized tax benefits was less than $0.1 million as of March 31, 2019. The Company does not believe the total amount of unrecognized tax benefits as of March 31, 2019 will change for the remainder of 2019.

(11)  Fair Value of Financial Instruments

The carrying amounts of cash, restricted cash, accounts receivable and accounts payable reflected in the balance sheets as of March 31, 2019 and December 31, 2018, approximate their fair value due to the short-term nature of these financial assets and liabilities. The carrying value of variable rate debt in the balance sheets as of March 31, 2019 and December 31, 2018 approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.

The principal balance of the Company’s asset-backed notes and collateralized financing obligations was $999.1 million and $124.2 million as of March 31, 2019, with a fair value of approximately $991.7 million and $125.8 million, respectively, based on the fair value of estimated future payments calculated using prevailing interest rates. The fair value of these financial instruments would be categorized as Level 2 in the fair value hierarchy. The principal balance of the Company’s asset-backed notes and collateralized financing obligations was $1,032.7 million and $107.2 million as of December 31, 2018, with a fair value of approximately $1,024.7 million and $108.9 million, respectively. Management believes that the balances of the Company’s fixed-rate term loans of $156.1 million and $158.6 million,  senior secured notes of $55.8 million and $58.9 million, and term loans held by VIE of $41.3 million and $1.5 million as of March 31, 2019 and December 31, 2018, respectively, approximate their fair values. The fair value of these financial instruments would be categorized as Level 2 in the fair value hierarchy.

(12)  Commitments and Contingencies

In addition to its debt obligations described in Note 8 above, the Company had commitments to purchase approximately $53.9 million of containers and $27.3 million of railcars as of March 31, 2019, all in the twelve months ending March 31, 2020.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(13)  Stockholders’ Equity

Stock Repurchase Plan

In October 2018, the Company announced that the Board of Directors approved the repurchase of up to three million shares of its outstanding common stock. The number, price, structure and timing of the repurchases, if any, will be at the Company’s sole discretion and will be evaluated by the Company depending on prevailing market conditions, corporate needs, and other factors. The stock repurchases may be made in the open market, block trades or privately negotiated transactions. This stock repurchase program replaces any available prior share repurchase authorization and may be discontinued at any time. In the first quarter of 2019, the Company repurchased 0.6 million shares of its common stock under this repurchase plan, at a cost of approximately $13.9 million. As of March 31, 2019, approximately 1.9 million shares remained available for repurchase under this share repurchase program.

Common Stock At-the-Market (ATM) Offering Program

In October 2017, the Company commenced an ATM offering program with respect to its common stock, which allows the Company to issue and sell up to 2.0 million shares of its common stock. The Company did not issue any shares under this ATM offering program during the three months ended March 31, 2019. The Company has remaining capacity to issue and sell up to approximately 1.0 million of additional shares of common stock under this ATM offering program.

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

Series A Preferred Stock ATM Offering Program

In May 2018, the Company commenced an ATM offering program with respect to its Series A Preferred Stock, which allows the Company to issue and sell up to 2.2 million shares of its Series A Preferred Stock.  The Company did not issue any shares under this ATM offering program during the three months ended March 31, 2019. The Company has remaining capacity to issue and sell up to approximately 1.8 million of additional shares of Series A Preferred Stock under this ATM offering program.

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

For further information on the Company’s shareholders’ equity, see Note 14 to the consolidated financial statements in the Company’ Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 5, 2019.

(14)  Segment and Geographic Information

The Company organizes itself by the nature of the services it provides which includes equipment leasing (consisting of container leasing and rail leasing) and logistics.

The container leasing segment is aggregated with equipment management and derives its revenue from the ownership and leasing of containers and fees earned for managing container portfolios on behalf of third-party investors. The rail leasing segment derives its revenue from the ownership and leasing of railcars. The logistics segment derives its revenue from the provision of logistics services. There are no material inter-segment revenues.

With the exception of administrative expenses, operating expenses are directly attributable to each segment. Administrative expenses that are not directly attributable to a segment are allocated to the segments based upon relative asset values or revenue.

The following tables show condensed segment information for the three months ended March 31, 2019 and 2018, reconciled to the Company’s income before income taxes as shown in its consolidated statements of income for such periods (in thousands):

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended March 31, 2019
	Container Leasing	Rail Leasing	Logistics	Total
Total revenue	$75,511	$7,881	$27,716	$111,108
Total operating expenses	38,409	(1,212)	29,790	66,987
Operating income (loss)	37,102	9,093	(2,074)	44,121
Net interest and other expenses (income)	19,947	3,945	(4)	23,888
Income (loss) before income taxes	$17,155	$5,148	$(2,070)	$20,233
Goodwill	$-	$-	$15,794	$15,794
Total assets	$2,534,976	$337,406	$45,533	$2,917,915
Purchase of rental equipment (1)	$108,090	$33,122	$-	$141,212

	Three Months Ended March 31, 2018
	Container Leasing	Rail Leasing	Logistics	Total
Total revenue	$64,634	$9,104	$21,636	$95,374
Total operating expenses	31,349	6,906	22,403	60,658
Operating income (loss)	33,285	2,198	(767)	34,716
Net interest and other expenses	13,322	3,545	(3)	16,864
Income (loss) before income taxes	$19,963	$(1,347)	$(764)	$17,852
Goodwill	$-	$-	$15,794	$15,794
Total assets	$2,056,550	$458,412	$40,169	$2,555,131
Purchase of rental equipment (1)	$77,116	$35,647	$-	$112,763

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

The Company’s railcars, with a net book value of $325.9 million as of March 31, 2019, are used primarily to transport cargo within North America.

The following table represents the geographic allocation of revenue for the periods indicated based on customers’ primary domicile (in thousands):

	Three Months Ended March 31,
	2019	2018
United States	$37,366	$32,572
Switzerland	14,048	11,104
Singapore	10,034	5,316
Korea	9,870	6,407
France	8,933	8,917
Other Asia	15,308	16,034
Other Europe	15,199	12,483
Other International	350	2,541
Total revenue	$111,108	$95,374

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(15)  Earnings Per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, potential common equivalent shares are excluded if their effect is anti-dilutive.

The following table sets forth the reconciliation of basic and diluted net income per share for the three months ended March 31, 2019 and 2018 (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Numerator
Net income attributable to CAI common stockholders	$16,367	$17,117
Denominator
Weighted-average shares used in per share computation - basic	18,555	20,414
Effect of dilutive securities:
Stock options and restricted stock	315	258
Weighted-average shares used in per share computation - diluted	18,870	20,672

Net income per share attributable to CAI common stockholders:
Basic	$0.88	$0.84
Diluted	$0.87	$0.83

The calculation of diluted earnings per share for the three months ended March 31, 2019 and 2018, excluded from the denominator 128,969 and 160,528 shares, respectively, of common stock options because their effect would have been anti-dilutive.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 5, 2019.  In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those contained in or implied by any forward-looking statements.  The financial information included in this discussion and in our consolidated financial statements may not be indicative of our consolidated financial position, operating results, changes in equity and cash flows in the future. See “Special Note Regarding Forward-Looking Statements” included earlier in this report.

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

The following tables show the composition of our fleet as of March 31, 2019 and 2018, and our average utilization for the three months ended March 31, 2019 and 2018:

	As of March 31,
	2019	2018
Owned container fleet in TEUs	1,522,907	1,203,210
Managed container fleet in TEUs	72,363	79,152
Total container fleet in TEUs	1,595,270	1,282,362

Owned container fleet in CEUs	1,551,465	1,262,923
Managed container fleet in CEUs	65,872	72,109
Total container fleet in CEUs	1,617,337	1,335,032

Owned railcar fleet in units	5,609	7,358

	Three Months Ended March 31,
	2019	2018
Average container fleet utilization in CEUs	98.9%	99.2%
Average owned container fleet utilization in CEUs	98.9%	99.2%
Average railcar fleet utilization	90.2%	88.2%

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

Utilization of containers is computed by dividing the average total units on lease during the period in CEUs, by the average total CEUs in our container fleet during the period. Utilization of railcars is computed by dividing the average number of railcars on lease during the period by the average total number of railcars in our fleet during the period. In both cases, the total fleet excludes new units not yet leased and off-hire units designated for sale. If new units not yet leased are included in the total fleet, utilization would be 97.2% for the total container fleet, 97.2% for the owned container fleet, and 86.7% for the railcar fleet, for the three months ended March 31, 2019.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The following table summarizes our operating results for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31,		(Increase)/Decrease
	2019	2018	Amount	Percent
Total revenue	$111,108	$95,374	$15,734	16%
Operating expenses	66,987	60,658	6,329	10%
Total other expenses	23,888	16,864	7,024	42%
Net income attributable to CAI common stockholders	16,367	17,117	(750)	(4)%

The increase in total revenue for the three months ended March 31, 2019 compared to the three months ended March 31, 2018,  was attributable to a $10.9 million, or 17%, increase in container lease revenue and a $6.1 million, or 28%, increase in logistics revenue, partially offset by a $1.2 million, or 13%, decrease in rail lease revenue.  The increase in operating expenses for the three months ended March 31, 2019 compared to the three months ended March 31, 2018,  was as a result of a $5.9 million, or 31%, increase in logistics transportation costs, a $2.9 million, or 10%, increase in depreciation expense, a $2.7 million, or 24%, increase in administrative expenses, and a $1.0 million, or 25%, increase in storage, handling and other expenses, partially offset by a $6.2 million, or 282%, increase in gain on sale of used rental equipment. Total other expenses for the three months ended March 31, 2019 increased compared with the three months ended March 31, 2018, primarily due to a $7.0 million, or 41%, increase in net interest expense. Total dividends of $2.2 million on our preferred stock was recorded in the three months ended March 31, 2019,  compared to total dividends of less than $0.1 million for the three months ended March 31, 2018. The increase in revenue, offset by the increase in operating expenses, total other expenses, and preferred stock dividend resulted in a decrease in net income attributable to CAI common stockholders for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Container lease revenue

	Three Months Ended March 31,		Increase
($ in thousand)	2019	2018	Amount	Percent
Container lease revenue	$75,511	$64,634	$10,877	17%

The increase in container lease revenue for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was mainly attributable to a $12.9 million increase in rental revenue, primarily due to a 23% increase in the average number of CEUs of on-lease owned containers, partially offset by a $1.7 million decrease resulting from a 3% reduction in average owned container per diem rental rates.

Rail lease revenue

	Three Months Ended March 31,		Decrease
($ in thousand)	2019	2018	Amount	Percent
Rail lease revenue	$7,881	$9,104	$(1,223)	(13)%

Rail lease revenue decreased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily as a result of a $1.4 million decrease in repair fee revenue.

Logistics revenue and gross margin

	Three Months Ended March 31,		Increase
($ in thousand)	2019	2018	Amount	Percent
Logistics revenue	$27,716	$21,636	$6,080	28%
Logistics transportation costs	24,519	18,665	5,854	31%
Logistics gross margin	$3,197	$2,971	$226	8%

The increase in logistics revenue for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was due to an increase in volume and freight rates in our intermodal and truck brokerage operations. Transportation costs increased at a slightly higher rate than revenue due primarily to increased volume in our lower margin intermodal business and resulted in a decrease in the gross margin percentage from 13.7% for the three months ended March 31, 2018 to 11.5% for the three months ended March 31, 2019.

Depreciation of rental equipment

	Three Months Ended March 31,		Increase/(Decrease)
($ in thousand)	2019	2018	Amount	Percent
Container leasing	$28,413	$25,178	$3,235	13%
Rail leasing	3,371	3,669	(298)	(8)%
	$31,784	$28,847	$2,937	10%

Container leasing

The increase in depreciation expense for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily attributable to a 14% increase in the average size of our owned container fleet during the last twelve months ended March 31, 2019.

Rail leasing

The decrease in depreciation expense for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily attributable to a decrease in the size of the railcar fleet as a result of the sale of 1,946 cars in February 2019.

Storage, handling and other expenses

	Three Months Ended March 31,		Increase/(Decrease)
($ in thousand)	2019	2018	Amount	Percent
Container leasing	$3,847	$2,305	$1,542	67%
Rail leasing	1,224	1,772	(548)	(31)%
Logistics	49	23	26	113%
	$5,120	$4,100	$1,020	25%

Container leasing

The increase in storage, handling and other expenses for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily attributable to a $0.7 million increase in storage, handling and repair expenses due to an increase in the average size of the off-lease fleet and a $0.3 million increase in container liability insurance.

Rail leasing

The decrease in storage, handling and other expenses for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily attributable to a decrease of $0.3 million in storage and handling expenses as a result of a 3% decrease in the average size of the railcar fleet between the two periods, as well as a $0.2 million decrease in repair and maintenance expense due to the timing of repairs performed on our rail cars.

(Gain) loss on sale of used rental equipment

	Three Months Ended March 31,		(Increase)/Decrease
($ in thousand)	2019	2018	Amount	Percent
Container leasing	$(1,442)	$(2,235)	$793	35%
Rail leasing	(7,390)	40	(7,430)	NM
	$(8,832)	$(2,195)	$(6,637)	(302)%

NM = Not meaningful

Container leasing

While we sold approximately 38%  more CEUs of used containers during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, there was a decrease of 54% in the average gain per unit, resulting in a decrease in gain on sale.

Rail leasing

The increase in gain on sale of rental equipment for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was mainly attributable to the sale of 1,946 railcars in February 2019 for a total gain of $7.0 million.

Administrative expenses

	Three Months Ended March 31,		Increase/(Decrease)
($ in thousand)	2019	2018	Amount	Percent
Container leasing	$7,591	$6,101	$1,490	24%
Rail leasing	1,582	1,425	157	11%
Logistics	5,223	3,715	1,508	41%
	$14,396	$11,241	$3,155	28%

Container leasing

The increase in administrative expenses for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily attributable to a $0.5 million increase in payroll-related costs, largely due to increased incentive compensation and increased stock-based compensation expense, a $0.4 million increase in bad debt expense, and a $0.2 million increase in marketing expenses due to an increased effort to promote our brand and services.

Rail leasing

Administrative expenses for the three months ended March 31, 2019 remained relatively consistent with the three months ended March 31, 2018.

Logistics

The increase in administrative expenses for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily attributable to a $1.4 million increase in payroll-related costs between the two periods due to additional headcount and increased incentive compensation.

Other expenses

	Three Months Ended March 31,		Increase
($ in thousand)	2019	2018	Amount	Percent
Net interest expense	$23,850	$16,899	$6,951	41%
Other expense (income)	38	(35)	73	209%
	$23,888	$16,864	$7,024	42%

Net interest expense

The increase in net interest expense for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was due primarily to an increase in our average loan principal balance between the two periods, as we continue to increase borrowings to finance the acquisition of additional rental equipment, as well as an increase in the average interest rate on our outstanding debt, caused by an increase in LIBOR, from approximately 3.5% as of March 31, 2018 to 3.9% as of March 31, 2019.

Other expense

Other expense, representing a loss on foreign exchange of less than $0.1 million for the three months ended March 31, 2019, decreased from a gain of less than $0.1 million for the three months ended March 31, 2018, primarily as a result of movements in the U.S. Dollar exchange rate against the Euro.

Income tax expense

	Three Months Ended March 31,		Increase
($ in thousand)	2019	2018	Amount	Percent
Income tax expense	$1,659	$714	$945	132%

The increase in income tax expense for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was mainly attributable to an increase in the estimated effective tax rate. The estimated effective tax rate at March 31, 2019 was 8.2% compared to 4.0% at March 31, 2018. The increase in estimated effective tax rate at March 31, 2019 was primarily caused by an increase in the amount of interest income generated by foreign direct finance leases subject to both foreign and U.S. income tax.

Preferred stock dividends

	Three Months Ended March 31,		Increase
($ in thousand)	2019	2018	Amount	Percent
Preferred stock dividends	$2,207	$21	$2,186	NM

An accrual for preferred stock dividends of $2.2 million was recorded in the three months ended March 31, 2019 attributable to 2.2 million shares of Series A Preferred Stock and 2.0 million shares of Series B Preferred Stock being issued and sold in 2018 and outstanding as of March 31, 2019, compared to an accrual of less than $0.1 million recorded in the three months ended March 31, 2018 for the 1.6 million shares of Series A Preferred Stock, which were issued on March 29, 2018 and thus only outstanding for two days during the three months ended March 31, 2018.

Liquidity and Capital Resources

As of March 31, 2019, we had cash and cash equivalents of $47.2 million, including $27.1 million of cash held by variable interest entities (VIEs). Our principal sources of liquidity are cash in-flows provided by operating activities, proceeds from the sale of rental equipment, borrowings from financial institutions, and equity and debt offerings. Our cash in-flows are used to finance capital expenditures and meet debt service requirements.

As of March 31, 2019, our outstanding indebtedness and current maximum borrowing level was as follows (in thousands):

	Current	Current
	Amount	Maximum
	Outstanding	Borrowing Level
Revolving credit facilities	$507,574	$1,678,049
Term loans	374,960	374,960
Senior secured notes	55,830	55,830
Asset-backed notes	999,086	999,086
Collateralized financing obligations	124,170	124,170
Term loans held by VIE	41,271	41,271
	2,102,891	3,273,366
Debt issuance costs	(19,532)	-
Total	$2,083,359	$3,273,366

As of March 31, 2019, we had $1,170.3 million in availability under our revolving credit facilities (net of $0.1 million in letters of credit), subject to our ability to meet the collateral requirements under the agreements governing the facilities. Based on the borrowing base and collateral requirements at March 31, 2019, the borrowing availability under our revolving credit facilities was $140.4 million, assuming no additional contributions of assets.

For further information on our debt instruments, see Note 8 to the consolidated financial statements in this Quarterly Report on Form 10-Q and Note 8 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 5, 2019.

Assuming that our customers meet their contractual commitments, we currently believe that cash provided by operating activities and existing cash, proceeds from the sale of rental equipment, and borrowing availability under our debt facilities are sufficient to meet our liquidity needs for at least the next twelve months. We will continue to monitor our liquidity and the credit markets.

In addition to customary events of default, the agreements governing our indebtedness contain restrictive covenants, including limitations on certain liens, indebtedness and investments.  In addition, the agreements governing our indebtedness contain various restrictive financial and other covenants.  The financial covenants in the agreements governing our indebtedness require us to maintain: (1) in the case of our debt facilities, a consolidated funded debt to consolidated tangible net worth ratio of no more than 3.75:1.00, and in the case of our asset-backed notes, of no more than 4.50:1.00; and (2) in the case of our debt facilities, a fixed charge coverage ratio of at least 1.20:1.00, and in the case of our asset-backed notes, of at least 1.10:1.00. As of March 31, 2019, we were in compliance with all of our financial and other covenants.

Cash Flows

The following table sets forth certain cash flow information for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income	$18,574	$17,138
Net income adjusted for non-cash items	45,419	46,711
Changes in working capital	8,910	(7,464)
Net cash provided by operating activities	54,329	39,247
Net cash used in investing activities	39,069	(94,814)
Net cash provided by financing activities	(92,730)	74,331
Effect on cash of foreign currency translation	238	98
Net increase in cash and restricted cash	906	18,862
Cash and restricted cash at beginning of period	75,983	47,209
Cash and restricted cash at end of period	$76,889	$66,071

Operating Activities Cash Flows

Net cash provided by operating activities was $54.3 million for the three months ended March 31, 2019, an increase of $15.1 million compared to $39.2 million for the three months ended March 31, 2018. The increase was due to a  $16.4 million increase in our net working capital adjustments, partially offset by a $1.3 million decrease in net income as adjusted for depreciation, amortization and other non-cash items. The decrease of $1.3 million in net income as adjusted for non-cash items was primarily due to an increase of $6.6 million in the gain on sale of used rental equipment, partially offset by an increase of $3.0 million in depreciation expense and an increase of $1.4 million in net income.

Net working capital provided by operating activities of $8.9 million in the three months ended March 31, 2019, was due to a $16.4 million decrease in net investment in sales-type and direct financing leases, primarily due to receipt of principal payments, and a $1.2 million decrease in accounts receivable, primarily caused by the timing of cash receipts from customers, partially offset by a $3.6 million decrease in accounts payable, accrued expenses and other liabilities, primarily caused by the timing of payments, a $2.0 million decrease in unearned revenue, a $1.9 million decrease in due to container investors due to the decrease in our managed fleet, and a $1.1 million increase in prepaid expenses and other current assets, primarily as a result of timing of payments. Net working capital used in operating activities of $7.5 million in the three months ended March 31, 2018, was due to a $6.3 million decrease in accounts payable, accrued expenses and other liabilities, primarily caused by the timing of payments, a $1.5 million decrease in due to container investors due to the decrease in our managed fleet, and a $0.4 million decrease in unearned revenue, partially offset by a $0.7 million decrease in accounts receivable, primarily caused by the timing of cash receipts.

Investing Activities Cash Flows

Net cash provided by investing activities was $39.1 million for the three months ended March 31, 2019, an increase of $133.9 million compared to net cash used in investing activities of $94.8 million for the three months ended March 31, 2018. The increase in cash was primarily attributable to a $170.7 million increase in proceeds from sales of used rental equipment,  mainly attributable to the sale of railcars, partially offset by a $28.4 million increase in purchase of rental equipment.

Financing Activities Cash Flows

Net cash used in financing activities was $92.7 million for the three months ended March 31, 2019, an increase of $167.1 million compared to net cash provided by financing activities of  $74.3 million for the three months ended March 31, 2018. During the three months ended March 31, 2019, our net cash outflow from borrowings was $76.3 million compared to net cash inflow of $35.7 million for the three months ended March 31, 2018, which reflected a decrease in net borrowings used for the acquisition of rental equipment during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was also a result of a $42.1 million decrease in proceeds received from the issuance of common stock and preferred stock,  a  $13.9 million increase in the repurchase of common stock, and a $2.2 million increase in dividends paid to preferred stockholders during the three months ended March 31, 2019.

Equity Transactions

Stock Repurchase Plan

In October 2018, we announced that our Board of Directors approved the repurchase of up to three million shares of our outstanding common stock. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and will be evaluated by us depending on prevailing market conditions, corporate needs, and other factors. The stock repurchases may be made in the open market, block trades or privately negotiated transactions. This stock repurchase program replaces any available prior share repurchase authorization and may be discontinued at any time. In the first quarter of 2019, we repurchased 0.6 million shares of our common stock under this repurchase plan, at a cost of approximately $13.9 million. As of March 31, 2019, approximately 1.9 million shares remained available for repurchase under our share repurchase program.

Common Stock At-the-Market (ATM) Offering Program

In October 2017, we commenced an ATM offering program with respect to our common stock, which allows us to issue and sell up to 2.0 million shares of our common stock. We did not issue any shares under this ATM program during the three months ended March 31, 2019. We have remaining capacity to issue up to approximately 1.0 million of additional shares of common stock under this ATM offering program.

Series A Preferred Stock ATM Offering Program

In May 2018, we commenced an ATM offering program with respect to our Series A Preferred Stock, which allows us to issue and sell up to 2.2 million shares of our Series A Preferred Stock. We did not issue any shares under this ATM program during the three months ended March 31, 2019. We have remaining capacity to issue up to approximately 1.8 million of additional shares of Series A Preferred Stock under this ATM offering program.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments by due date as of March 31, 2019 (in thousands):

	Payments Due by Period
		Less than	1-2	2-3	3-4	4-5	More than
	Total	1 year	years	years	years	years	5 years
Total debt obligations:
Revolving credit facilities	$507,574	$7,000	$19,074	$-	$-	$481,500	$-
Term loans	374,960	128,486	32,810	111,414	7,800	94,450	-
Senior secured notes	55,830	6,110	6,110	6,110	37,500	-	-
Asset-backed notes	999,086	134,547	134,547	134,547	127,422	94,547	373,476
Collateralized financing obligations	124,170	41,740	20,783	44,163	-	-	17,484
Term loans held by VIE	41,271	6,076	5,311	5,540	5,780	6,034	12,530
Interest on debt and capital lease obligations (1)	314,989	76,933	66,840	57,370	48,525	27,820	37,501
Rental equipment payable	56,221	56,221	-	-	-	-	-
Rent, office facilities and equipment	3,972	1,874	721	591	454	305	27
Equipment purchase commitments - Containers	53,870	53,870	-	-	-	-	-
Equipment purchase commitments - Rail	27,292	27,292	-	-	-	-	-
Total contractual obligations	$2,559,235	$540,149	$286,196	$359,735	$227,481	$704,656	$441,018

(1)

Our estimate of interest expense commitment includes $89.9 million relating to our revolving credit facilities, $36.6 million relating to our term loans, $8.0 million relating to our senior secured notes, $166.4 million relating to our asset-back notes, $7.6 million relating to our collateralized financing obligations, and $6.5 million relating to our term loans held by VIE. The calculation of interest commitment related to our debt assumes the following weighted-average interest rates as of March 31, 2019: revolving credit facilities, 4.1%; term loans, 4.2%; senior secured notes, 4.9%; asset-backed notes, 4.0%; collateralized financing obligations, 1.5%; and term loans held by VIE, 4.1%. These calculations assume that weighted-average interest rates will remain at the same level over the next five years. We expect that interest rates will vary over time based upon fluctuations in the underlying indexes upon which these rates are based, including the potential discontinuation of LIBOR after 2021.

Off-Balance Sheet Arrangements

As of March 31, 2019, we had no material off-balance sheet arrangements or obligations that have or are reasonably likely to have a current or future effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the three months ended March 31, 2019. See Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 5, 2019.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board issued Accounts Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (ASU 2016-13). This guidance affects net investment in sales-type and direct finance leases and the amendments in this update replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses. The guidance requires the measurement of expected credit losses to be based on relevant information from past events, current conditions, and reasonable and supportable information that affects collectability. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years and with early adoption permitted for fiscal years beginning after December 15, 2018. Further, ASU 2018-19 was issued in November 2018 to clarify that operating lease receivables should be accounted for under the new lease standard, Topic 842, and are not within the scope of Topic 326. The Company is currently evaluating the potential impact on its consolidated financial statements and related disclosures.

The most recent adopted accounting pronouncements are described in Note 2 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in foreign exchange rates and interest rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Foreign Exchange Rate Risk. Although we have significant foreign-based operations, the U.S. Dollar is our primary operating currency. Thus, most of our revenue and expenses are denominated in U.S. Dollars. We have equipment sales in British Pound Sterling, Euros and Japanese Yen and incur overhead costs in foreign currencies, primarily in British Pound Sterling and Euros. During the three months ended March 31, 2019, the U.S. Dollar increased in value in relation to other major foreign currencies (such as the Euro and British Pound Sterling). The increase in the relative value of the U.S. Dollar has decreased our revenues and expenses denominated in foreign currencies. The associated decrease in the value of certain foreign currencies as compared to the U.S. Dollar has also caused assets held at some of our foreign subsidiaries to decrease in value when translated to US dollars. For the three months ended March 31, 2019, we recognized a loss on foreign exchange of less than $0.1 million. A 10% change in foreign exchange rates would not have a material impact on our financial position, results of operations or cash flows.

Interest Rate Risk. The nature of our business exposes us to market risk arising from changes in interest rates to which our variable-rate debt is linked. As of March 31, 2019, the principal amount of debt outstanding under the variable-rate arrangements of our revolving credit facilities was $507.6 million. In addition, at March 31, 2019, we had balances on our variable-rate term loans of $218.9 million and our variable-rate term loans held by VIE of $0.5 million. As of March 31, 2019, our total outstanding variable-rate debt was $727.0 million, which represented 35% of our total debt at that date. The average interest rate on our variable-rate debt was 3.9% as of March 31, 2019, based on LIBOR plus a margin based on certain conditions set forth in our debt agreements.

A 1.0% increase or decrease in underlying interest rates for these debt obligations would increase or decrease interest expense by approximately $7.3 million annually assuming debt remains constant at March 31, 2019 levels.

While we actively manage our interest exposure by adjusting the ratio of floating and fixed-rate debt, we do not currently participate in hedging in the form of interest rate swaps or other derivative instruments to manage the market risks described above.

ITEM 4.  CONTROLS AND PROCEDURES

Management Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the Exchange Act), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2019 our disclosure controls and procedures were effective with respect to controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and are accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act) that occurred during the quarter ended March 31, 2019, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time we may be a party to litigation matters or disputes arising in the ordinary course of business, including in connection with enforcing our rights under our leases. Currently, we are not a party to any legal proceedings which are material to our business, financial condition, results of operations or cash flows.

ITEM 1A.  RISK FACTORS

Before making an investment decision, investors should carefully consider the risks in the “Risk Factors” in Part 1: Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 5, 2019. These risks are not the only ones facing our company. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations. Any of these risks could adversely affect our business, cash flows, financial condition and results of operations. The trading price of our common stock and preferred stock could fluctuate due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q. There have been no material changes in our risk factors from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2019 – January 31, 2019	25,301	$22.57	25,301	2,432,956
February 1, 2019 – February 28, 2019	37,077	22.85	37,077	2,395,879
March 1, 2019 – March 31, 2019(2)	535,181	23.48	533,243	1,862,636
Total	597,559	$23.40	595,621	1,862,636

(1)

On October 8, 2018, we announced that our Board of Directors had approved the repurchase of up to three million shares of outstanding common stock. The repurchase plan does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. As of March 31, 2019, approximately 1.9 million shares remained available for repurchase under our share repurchase plan.

(2)

In March 2019, we withheld 1,938 shares of common stock, at an average price of $24.71 per share, to satisfy the tax obligations of certain of our employees upon the vesting of restricted stock awards.

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
101

The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Income for the three months ended March 31, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018, (iv) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAI International, Inc.
(Registrant)

May 3, 2019	/s/ VICTOR M. GARCIA
Victor M. Garcia
President and Chief Executive Officer
(Principal Executive Officer)

May 3, 2019	/s/ TIMOTHY B. PAGE
Timothy B. Page
Chief Financial Officer
(Principal Financial and Accounting Officer)