Form 10-Q
period 2019-06-30
CAI International, Inc.
filed 2019-08-07
CIK 1388430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	July 31, 2019
Common Stock, $0.0001 par value per share	17,419,585 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAI INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

(UNAUDITED)

	June 30,	December 31,
	2019	2018
Assets
Current assets
Cash	$22,183	$20,104
Cash held by variable interest entities	35,105	25,211
Accounts receivable, net of allowance for doubtful accounts of $3,049 and
$2,042 at June 30, 2019 and December 31, 2018, respectively	97,070	95,942
Current portion of net investment in sales-type and direct finance leases	75,174	75,975
Assets held for sale	320,793	449,730
Prepaid expenses and other current assets	6,783	1,525
Total current assets	557,108	668,487
Restricted cash	28,733	30,668
Rental equipment, net of accumulated depreciation of $604,417 and
$557,559 at June 30, 2019 and December 31, 2018, respectively	1,882,452	1,816,794
Net investment in sales-type and direct finance leases	460,235	473,792
Financing receivable	31,948	-
Goodwill	15,794	15,794
Intangible assets, net of accumulated amortization of $6,202 and
$5,397 at June 30, 2019 and December 31, 2018, respectively	4,928	5,733
Other non-current assets	3,692	1,349
Total assets (1)	$2,984,890	$3,012,617

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$8,225	$7,371
Accrued expenses and other current liabilities	21,509	25,069
Unearned revenue	6,448	7,573
Current portion of debt	313,064	311,381
Rental equipment payable	75,810	74,139
Total current liabilities	425,056	425,533
Debt	1,825,858	1,847,633
Deferred income tax liability	40,006	38,319
Other non-current liabilities	1,784	-
Total liabilities (2)	2,292,704	2,311,485

Stockholders' equity
Preferred stock, par value $0.0001 per share; authorized 10,000,000
8.50% Series A fixed-to-floating rate cumulative redeemable perpetual preferred stock, issued and
outstanding 2,199,610 shares, at liquidation preference, at June 30, 2019 and December 31, 2018	54,990	54,990
8.50% Series B fixed-to-floating rate cumulative redeemable perpetual preferred stock, issued and
outstanding 1,955,000 shares, at liquidation preference, at June 30, 2019 and December 31, 2018	48,875	48,875
Common stock, par value $0.0001 per share; authorized 84,000,000 shares; issued and outstanding
17,419,585 and 18,764,459 shares at June 30, 2019 and December 31, 2018, respectively	2	2
Additional paid-in capital	100,301	132,666
Accumulated other comprehensive loss	(6,589)	(6,513)
Retained earnings	494,607	471,112
Total stockholders' equity	692,186	701,132
Total liabilities and stockholders' equity	$2,984,890	$3,012,617

(1)

Total assets at June 30, 2019 and December 31, 2018 include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash, $35,105 and $25,211; Net investment in direct finance leases, $9,959 and $13,862; and Rental equipment, net of accumulated depreciation, $113,995, and $71,958, respectively.

(2)

Total liabilities at June 30, 2019 and December 31, 2018 include the following VIE liabilities for which the VIE creditors do not have recourse to CAI International, Inc.: Current portion of debt, $38,070 and $41,066;  Debt, $116,311 and $67,615, respectively.

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Container lease revenue	$75,774	$68,333	$151,285	$132,967
Logistics revenue	29,802	28,253	57,518	49,889
Total revenue	105,576	96,586	208,803	182,856

Operating expenses
Depreciation of rental equipment	28,657	26,103	57,069	51,281
Storage, handling and other expenses	4,063	969	7,959	3,297
Logistics transportation costs	26,091	24,330	50,610	42,995
Gain on sale of rental equipment	(1,583)	(2,662)	(3,025)	(4,897)
Administrative expenses	12,338	11,325	25,408	21,550
Total operating expenses	69,566	60,065	138,021	114,226

Operating income	36,010	36,521	70,782	68,630

Other expenses
Net interest expense	20,021	14,594	39,926	27,948
Other expense	119	429	157	394
Total other expenses	20,140	15,023	40,083	28,342

Income before income taxes	15,870	21,498	30,699	40,288
Income tax expense	1,335	847	1,719	1,758

Income from continuing operations	14,535	20,651	28,980	38,530
Loss from discontinued operations, net of income taxes	(5,200)	(354)	(1,071)	(1,095)
Net income	9,335	20,297	27,909	37,435
Preferred stock dividends	2,207	1,148	4,414	1,169
Net income attributable to CAI common stockholders	$7,128	$19,149	$23,495	$36,266

Amounts attributable to CAI common stockholders
Net income from continuing operations	$12,328	$19,503	$24,566	$37,361
Net loss from discontinued operations	(5,200)	(354)	(1,071)	(1,095)
Net income attributable to CAI common stockholders	$7,128	$19,149	$23,495	$36,266

Net income (loss) per share attributable to CAI common
stockholders
Basic
Continuing operations	$0.70	$1.00	$1.36	$1.86
Discontinued operations	(0.30)	(0.02)	(0.06)	(0.05)
Total basic	$0.40	$0.98	$1.30	$1.81
Diluted
Continuing operations	$0.69	$0.99	$1.34	$1.84
Discontinued operations	(0.29)	(0.02)	(0.06)	(0.05)
Total diluted	$0.40	$0.97	$1.28	$1.79

Weighted average shares outstanding
Basic	17,648	19,613	18,098	20,013
Diluted	17,926	19,843	18,401	20,258

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income	$9,335	$20,297	$27,909	$37,435
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5	(548)	(76)	(238)
Comprehensive income before preferred stock dividends	9,340	19,749	27,833	37,197
Dividends on preferred stock	(2,207)	(1,148)	(4,414)	(1,169)
Comprehensive income available to CAI common stockholders	$7,133	$18,601	$23,419	$36,028

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balances as of December 31, 2018	4,155	$103,865	18,764	$2	$132,666	$(6,513)	$471,112	$701,132
Net income	-	-	-	-	-	-	18,574	18,574
Preferred stock dividends, $0.53125/share	-	-	-	-	-	-	(2,207)	(2,207)
Foreign currency translation adjustment	-	-	-	-	-	(81)	-	(81)
Repurchase of common stock	-	-	(595)	-	(13,946)	-	-	(13,946)
Stock-based compensation	-	-	39	-	837	-	-	837
Balances as of March 31, 2019	4,155	$103,865	18,208	$2	$119,557	$(6,594)	$487,479	$704,309
Net income	-	-	-	-	-	-	9,335	9,335
Preferred stock dividends, $0.53125/share	-	-	-	-	-	-	(2,207)	(2,207)
Foreign currency translation adjustment	-	-	-	-	-	5	-	5
Repurchase of common stock	-	-	(863)	-	(20,172)	-	-	(20,172)
Stock-based compensation	-	-	75	-	916	-	-	916
Balances as of June 30, 2019	4,155	$103,865	17,420	$2	$100,301	$(6,589)	$494,607	$692,186

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balances as of December 31, 2017	-	$-	20,391	$2	$172,325	$(6,122)	$397,640	$563,845
Net income	-	-	-	-	-	-	17,138	17,138
Preferred stock dividends, $0.01181/share	-	-	-	-	-	-	(21)	(21)
Foreign currency translation adjustment	-	-	-	-	-	310	-	310
Issuance of common and preferred stock,
net of offering costs	1,600	40,000	100	-	956	-	-	40,956
Stock-based compensation	-	-	2	-	592	-	-	592
Balances as of March 31, 2018	1,600	$40,000	20,493	$2	$173,873	$(5,812)	$414,757	$622,820
Net income	-	-	-	-	-	-	20,297	20,297
Preferred stock dividends, $0.53125/share	-	-	-	-	-	-	(1,148)	(1,148)
Foreign currency translation adjustment	-	-	-	-	-	(548)	-	(548)
Issuance of common and preferred stock,
net of offering costs	600	14,990	-	-	(370)	-	-	14,620
Repurchase of common stock	-	-	(1,225)		(27,946)			(27,946)
Stock-based compensation	-	-	38	-	653	-	-	653
Balances as of June 30, 2018	2,200	$54,990	19,306	$2	$146,210	$(6,360)	$433,906	$628,748

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$27,909	$37,435
Loss from discontinued operations, net of income taxes	(1,071)	(1,095)
Income from continuing operations	28,980	38,530
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation	57,179	51,350
Amortization of debt issuance costs	2,011	1,808
Amortization of intangible assets	805	1,087
Stock-based compensation expense	1,401	1,206
Unrealized loss on foreign exchange	90	266
Gain on sale of rental equipment	(3,025)	(4,897)
Deferred income taxes	1,652	1,248
Bad debt expense	529	315
Changes in other operating assets and liabilities:
Accounts receivable	(922)	(14,567)
Prepaid expenses and other assets	(654)	(2,121)
Net investment in sales-type and direct financing leases	31,336	-
Accounts payable, accrued expenses and other liabilities	(2,279)	(1,115)
Unearned revenue	(129)	14
Net cash provided by operating activities of continuing operations	116,974	73,124
Net cash provided by operating activities of discontinued operations	919	5,288
Net cash provided by operating activities	117,893	78,412
Cash flows from investing activities
Purchase of rental equipment	(167,442)	(226,033)
Purchase of financing receivable	(36,379)	-
Proceeds from sale of rental equipment	33,479	25,124
Purchase of furniture, fixtures and equipment	(249)	(196)
Receipt of principal payments from financing receivable	973	-
Receipt of principal payments from sales-type and direct financing leases	-	19,046
Net cash used in investing activities of continuing operations	(169,618)	(182,059)
Net cash provided by (used in) investing activities of discontinued operations	122,770	(45,594)
Net cash used in investing activities	(46,848)	(227,653)
Cash flows from financing activities
Proceeds from debt	387,082	675,289
Principal payments on debt	(324,263)	(564,953)
Debt issuance costs	(496)	(6,201)
Proceeds from issuance of common and preferred stock	-	56,699
Repurchase of common stock	(34,118)	(27,946)
Dividends paid to preferred stockholders	(4,414)	-
Exercise of stock options	335	24
Net cash provided by financing activities of continuing operations	24,126	132,912
Net cash (used in) provided by financing activities of discontinued operations	(85,056)	31,016
Net cash (used in) provided by financing activities	(60,930)	163,928
Effect on cash of foreign currency translation	(77)	(20)
Net increase in cash and restricted cash	10,038	14,667
Cash and restricted cash at beginning of the period (1)	75,983	47,209
Cash and restricted cash at end of the period (2)	$86,021	$61,876

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$441	$172
Interest	43,327	27,651

Supplemental disclosure of non-cash investing and financing activity
Transfer of rental equipment to direct finance lease	$19,153	$71,807
Rental equipment payable	75,810	184,258

(1)	Includes cash of $20,104 and $14,735, cash held by variable interest entities of $25,211 and $20,685, and restricted cash of $30,668 and $11,789 at December 31, 2018 and 2017, respectively.
(2)	Includes cash of $22,183 and $16,462, cash held by variable interest entities of $35,105 and $24,348, and restricted cash of $28,733 and $21,066 at June 30, 2019 and 2018, respectively.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2019 and December 31, 2018, the Company’s results of operations for the three and six months ended June 30, 2019 and 2018, and the Company’s cash flows for the six months ended June 30, 2019 and 2018. Certain reclassifications have been made to prior year financial statements to conform to the current presentation. The results of operations and cash flows for the periods presented are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2019 or in any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 5, 2019.

Discontinued Operations

In the quarter ended June 30, 2019, the Company committed to a plan to sell its railcar assets and to reallocate the capital invested in its rail business to other investments. The Company expects a sale to be completed before the end of 2019. As a result, the railcar assets have been reclassified as held for sale in the accompanying unaudited consolidated balance sheets and the operations of the rail business have been reclassified as discontinued operations in the accompanying unaudited consolidated statements of income and cash flows. All prior periods presented in these unaudited consolidated financial statements have been restated to reflect the reclassification of the railcar business as discontinued operations and assets held for sale. See Note 3 – Discontinued Operations for more information.

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

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Adoption of the new standard resulted in the recognition of operating lease ROU assets of $3.7 million and operating lease liabilities of $4.1 million as of January 1, 2019. Adoption did not have an impact on the Company’s consolidated statements of income or cash flows.

Except as described above, there were no changes to the Company’s accounting policies during the six months ended June 30, 2019. See Note 2 to the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 5, 2019, for a description of the Company’s significant accounting policies.

Accounting Policies

(a)  Container and Rail Lease Revenue

The Company recognizes revenue from operating leases of its equipment as earned over the term of the lease. Where minimum lease payments vary over the lease term, revenue is recognized on a straight-line basis over the term of the lease. The Company recognizes revenue on a cash basis for certain railcar leases that are billed on an hourly or mileage basis through a third-party railcar manager. Early termination of the rental contracts subjects the lessee to a penalty, which is included in lease revenue upon such termination. Sales-type and finance lease income, and interest earned on financing receivables are recognized using the effective interest method, which generates a constant rate of interest over the term of the arrangement.

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

(3)  Discontinued Operations

As discussed in Note 1, railcar assets of $320.8 million and $449.7 million were reclassified as held for sale as of June 30, 2019 and December 31, 2018, respectively, and the related operations of the rail business as discontinued operations in the accompanying unaudited consolidated statements of income and cash flows. The railcar assets are expected to be sold before the end of 2019.

The Company’s held for sale railcar assets as of the dates indicated are made up as follows (in thousands):

	June 30,	December 31,
	2019	2018
Rental equipment	$326,058	$448,466
Other assets	2,058	1,264
Loss on classification as held for sale	(7,323)	-
Assets held for sale	$320,793	$449,730

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other assets and liabilities of the rail business, including accounts receivable, accrued expenses and other liabilities, deferred tax liabilities and debt, have not been classified as held for sale in the consolidated balance sheets as of June 30, 2019 and December 31, 2018 as they will not be sold by the Company. The rail debt will be repaid upon the sale of the railcar assets.

The following table summarizes the components of income (loss) from discontinued operations in the accompanying unaudited consolidated statements of income for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Rail lease revenue	$6,462	$9,119	$14,343	$18,223

Operating expenses
Depreciation of rental equipment	1,878	3,299	5,249	6,968
Storage, handling and other expenses	1,136	1,644	2,360	3,416
Gain on sale of rental equipment	(1,271)	(57)	(8,661)	(17)
Administrative expenses	1,030	835	2,356	1,851
Total operating expenses	2,773	5,721	1,304	12,218

Operating income	3,689	3,398	13,039	6,005

Interest expense	3,184	3,846	7,129	7,391
Income (loss) before income taxes	505	(448)	5,910	(1,386)

Loss on classification as held for sale	7,323	-	7,323	-
Loss from discontinued operations before income taxes	(6,818)	(448)	(1,413)	(1,386)
Income tax benefit	(1,618)	(94)	(342)	(291)
Net loss from discontinued operations	$(5,200)	$(354)	$(1,071)	$(1,095)

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

Managed Container Funds

The fees earned by the Company for arranging, managing and establishing container funds are commensurate with the level of effort required to provide those services, and the arrangements include only terms and conditions that are customarily present in arrangements for similar services. As such, the Company does not have a variable interest in the managed containers funds, and does not consolidate those funds. No container portfolios were sold to the funds during the three and six months ended June 30, 2019 and 2018.

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

The terms of the transactions with container funds under financing arrangements include options for the Company to purchase the containers from the funds at a fixed price. As a result of the residual interest resulting from the fixed price call option, the Company concluded that it may absorb a significant amount of the variability associated with the funds’ anticipated economic performance and, as a result, the Company has a variable interest in the funds. The funds are considered VIEs under FASB ASC Topic 810, Consolidation, because, as lessee of the funds, the Company has the power to direct the activities that most significantly impact each entity’s economic performance, including the leasing and managing of containers owned by the funds. As the Company has the power to direct the activities that most significantly impact the economic performance of the VIEs and the variable interest provides the Company with the right to receive benefits from the entity that could potentially be significant to the funds, the Company determined that it is the primary beneficiary of these VIEs and included the VIEs’ assets and liabilities as of June 30, 2019 and December 31, 2018, and the results of the VIEs’ operations and cash flows for the three and six months ended June 30, 2019 and 2018, in the Company’s consolidated financial statements.

The containers that were transferred to the Japanese investor funds had a net book value of $123.9 million as of June 30, 2019. The container equipment, together with $35.1 million of cash held by the investor funds that can only be used to settle the liabilities of the VIEs, has been included on the Company’s consolidated balance sheets with the related liability presented in the debt section of the Company’s consolidated balance sheets as collateralized financing obligations of $115.4 million and term loans held by VIE of $39.0 million.  No gain or loss was recognized by the Company on the initial consolidation of the VIEs. Containers sold to the Japanese investor funds during both the three and six months ended June 30, 2019 had a net book value of $65.0 million. Containers sold to the Japanese investor during the three and six months ended June 30, 2018 had a net book value of $7.3 million and $15.2 million, respectively.

(5)  Rental Equipment

The following table provides a summary of the Company’s rental equipment (in thousands):

	June 30,	December 31,
	2019	2018
Dry containers	$1,914,120	$1,840,304
Refrigerated containers	349,610	341,983
Other specialized equipment	223,139	192,066
	2,486,869	2,374,353
Accumulated depreciation	(604,417)	(557,559)
Rental equipment, net of accumulated depreciation	$1,882,452	$1,816,794

(6)  Net Investment in Sales-Type and Direct Finance Leases

The following table represents the components of the Company’s net investment in sales-type and direct finance leases (in thousands):

	June 30,	December 31,
	2019	2018
Gross sales-type and finance lease receivables (1)	$771,868	$804,511
Unearned income (2)	(236,459)	(254,744)
Net investment in sales-type and direct finance leases	$535,409	$549,767

(1)At the inception of the lease, the Company records the total minimum lease payments, executory costs, if any, and unguaranteed residual value as gross sales-type and finance lease receivables. The gross sales-type and finance lease receivables are reduced as customer payments are received. There was $74.3 million and $74.4 million unguaranteed residual value at June 30, 2019 and December 31, 2018, respectively, included in gross sales-type and finance lease receivables. There were no executory costs included in gross sales-type and finance lease receivables as of June 30, 2019 and December 31, 2018.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2)The difference between the gross sales-type and finance lease receivables and the cost of the equipment or carrying amount at the lease inception is recorded as unearned income. Unearned income, together with initial direct costs, are amortized to income over the lease term so as to produce a constant periodic rate of return. There were no unamortized initial direct costs as of June 30, 2019 and December 31, 2018.

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

Tier 3— Customers in this category exhibit volatility in payments on a regular basis.

Based on the above categories, the Company's gross sales-type and finance lease receivables were as follows (in thousands):

	June 30,	December 31,
	2019	2018
Tier 1	$704,465	$698,014
Tier 2	67,403	106,497
Tier 3	-	-
	$771,868	$804,511

Contractual maturities of the Company's gross sales-type and finance lease receivables subsequent to June 30, 2019 for the years ending June 30 are as follows (in thousands):

2020	$114,583
2021	92,599
2022	84,880
2023	85,976
2024	58,190
2025 and thereafter	335,640
$771,868

(7)  Financing Receivable

In April 2019, the Company entered into an agreement with a customer to purchase rental equipment and to lease the equipment back to the customer on a finance lease. As control of the equipment has been retained by the customer, the Company concluded that sale-leaseback accounting was not applicable and has treated the arrangement as a financing transaction. The amount paid by the Company has been recorded as a financing receivable. Payments made by the customer are recorded as a reduction to the financing receivable and as interest income, calculated using the effective interest method.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the components of the Company’s financing receivable (in thousands):

		June 30,
	Financial statement caption	2019
Current	Prepaid expenses and other current assets	$3,458
Non-current	Financing receivable	31,948
Total financing receivable		$35,406

In order to estimate an allowance for losses from financing receivables, the Company reviews the credit worthiness of its customers on an ongoing basis. As of June 30, 2019, the Company’s financing receivable of $35.4 million would be categorized as Tier 1 based on the internal customer credit ratings as described in Note 6.

(8)  Intangible Assets

The Company amortizes intangible assets on a straight line-basis over their estimated useful lives as follows:

Trademarks and tradenames	2-3 years
Customer relationships	5-8 years

The Company’s intangible assets as of June 30, 2019 and December 31, 2018 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2019
Trademarks and tradenames	$1,786	$(1,786)	$-
Customer relationships	9,344	(4,416)	4,928
	$11,130	$(6,202)	$4,928
December 31, 2018
Trademarks and tradenames	$1,786	$(1,786)	$-
Customer relationships	9,344	(3,611)	5,733
	$11,130	$(5,397)	$5,733

Amortization expense was $0.4 million and $0.5 million for the three months ended June 30, 2019 and 2018, respectively, and $0.8 million and $1.1 million for the six months ended June 30, 2019 and 2018, respectively, and was included in administrative expenses in the consolidated statements of income.

As of June 30, 2019, estimated future amortization expenses are as follows (in thousands):

2020	$1,609
2021	1,609
2022	948
2023	474
2024	288
$4,928

(9)  Leases

Lessee

The Company has entered into various non-cancelable office space leases with original lease periods expiring between 2019 and 2024. As of June 30, 2019, operating lease ROU assets of $2.4 million were reported in other non-current assets in the consolidated balance sheets. As of June 30, 2019, total operating lease liabilities were $3.0 million, of which $1.2 million are due within one year and $1.8 million are due beyond one year and were recorded in accrued expenses and other current liabilities and other non-current liabilities, respectively, in the consolidated balance sheets.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements. Lease expense for lease payments is recognized on a straight-line basis over the lease term and is reported in administrative expenses in the consolidated statements of income.

The following table summarizes the components of lease expense (in thousands):

	Three months	Six months
	ended June 30,	ended June 30,
	2019	2019
Operating lease cost	$586	$1,186
Short-term lease cost	16	31
Variable lease cost	84	157
Total lease cost	$686	$1,374

The weighted-average remaining term of the Company’s operating leases was 3.2 years and the weighted-average discount rate used to measure the present value of the Company’s operating lease liabilities was 4.2% as of June 30, 2019.

Maturities of the Company’s operating lease liabilities, which do not include short-term leases, as of June 30, 2019 were as follows (in thousands):

2020	$1,309
2021	692
2022	565
2023	429
2024	221
2025 and thereafter	-
Total lease payments	3,216
Less imputed interest	(213)
Total operating lease liabilities	$3,003

Cash paid for operating leases was $1.2 million during the six months ended June 30, 2019.

As of June 30, 2019, the Company has $6.1 million of undiscounted future payments under additional operating leases that have not yet commenced, which are excluded from the table above. These operating leases are expected to commence in the third quarter of 2019 with lease terms between 3 and 6 years.

Lessor

The Company leases its rental equipment on either short-term operating leases through master lease agreements, long-term non-cancelable operating leases, or finance leases. The following table summarizes the components of lease revenue (in thousands):

	Three months	Six months
	ended June 30,	ended June 30,
	2019	2019
Lease revenue - sales-type and direct financing leases
Profit at lease commencement	$-	$-
Interest income on lease receivable	10,934	22,324
	10,934	22,324
Lease revenue - operating leases	61,146	122,462
Other revenue	3,100	5,905
Interest income on financing receivable	594	594
Total lease revenue	$75,774	$151,285

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following represents future minimum rents receivable under long-term non-cancelable operating leases (in thousands):

As of
June 30, 2019
2020	$161,298
2021	139,138
2022	120,972
2023	93,681
2024	52,921
2025 and thereafter	95,453
Total	$663,463

As of
December 31, 2018
2019	$158,252
2020	129,740
2021	112,111
2022	96,964
2023	66,864
2024 and thereafter	107,346
Total	$671,277

See Note 6 for contractual maturities of the Company’s gross sales-type and finance lease receivables.

(10)  Debt

Details of the Company’s debt as of June 30, 2019 and December 31, 2018 were as follows (dollars in thousands):

	June 30, 2019			December 31, 2018
	Outstanding		Average	Outstanding		Average
	Current	Long-term	Interest	Current	Long-term	Interest	Maturity

Revolving credit	$13,000	$391,500	3.9%	$4,200	$301,000	4.2%	June 2023
Revolving credit facility - Rail (1)	-	189,500	3.9%	-	272,500	4.2%	October 2023
Revolving credit facility - Euro	-	19,338	2.0%	-	19,457	2.0%	September 2020
Term loan	1,800	26,400	4.6%	1,800	27,300	4.5%	April 2023
Term loan	107,250	-	4.0%	111,750	-	3.8%	October 2019
Term loan	7,000	72,000	4.3%	7,000	75,500	4.0%	June 2021
Term loan (1)	1,262	14,647	3.4%	1,240	15,284	3.4%	December 2020
Term loan (1)	2,962	39,157	3.6%	2,909	40,651	3.6%	August 2021
Term loan	6,000	89,500	4.6%	6,000	92,500	4.6%	October 2023
Senior secured notes	6,110	49,720	4.9%	6,110	52,775	4.9%	September 2022
Asset-backed notes 2012-1	17,100	39,900	3.5%	17,100	48,450	3.5%	October 2027
Asset-backed notes 2013-1	22,900	62,975	3.4%	22,900	74,425	3.4%	March 2028
Asset-backed notes 2017-1	25,307	177,149	3.7%	25,307	189,802	3.7%	June 2042
Asset-backed notes 2018-1	34,890	267,490	4.0%	34,890	284,935	4.0%	February 2043
Asset-backed notes 2018-2	34,350	283,388	4.4%	34,350	300,563	4.4%	September 2043
Collateralized financing obligations	32,939	82,424	1.5%	39,610	67,615	1.2%	December 2021
Term loans held by VIE	5,131	33,887	4.2%	1,456	-	3.3%	June 2019
	318,001	1,838,975		316,622	1,862,757
Debt issuance costs	(4,937)	(13,117)		(5,241)	(15,124)
Total Debt	$313,064	$1,825,858		$311,381	$1,847,633

(1) These facilities will be repaid upon the sale of the railcar assets.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company maintains its revolving credit facilities to finance the acquisition of rental equipment and for general working capital purposes. As of June 30, 2019, the Company had $1,065.0 million in total availability under its revolving credit facilities (net of $0.1 million in letters of credit), subject to the Company’s ability to meet the collateral requirements under the agreements governing the facilities. Based on the borrowing base and collateral requirements at June 30, 2019, the borrowing availability under the Company’s revolving credit facilities was $102.7 million, assuming no additional contributions of assets.

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

The agreements relating to all of the Company’s debt contain various financial and other covenants. As of June 30, 2019, the Company was in compliance with all of its financial and other covenants.

For further information on the Company’s debt instruments, see Note 8  to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 5, 2019.

(11)  Stock–Based Compensation Plan

2019 Incentive Plan

In June 2019, the Company’s stockholders approved the CAI International, Inc. 2019 Incentive Plan (2019 Plan), which replaces the CAI International, Inc. Amended and Restated 2007 Equity Incentive Plan (2007 Plan).  No further awards will be made under the 2007 Plan. Under the 2019 Plan, a maximum of 2,577,075 share awards may be granted. Under the 2019 Plan, the Company may grant incentive and nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other stock or cash-based awards.

Stock Options

Stock options granted to employees have a vesting period of four years from the grant date, with 25% vesting after one year, and 1/48th vesting each month thereafter until fully vested. Stock options granted to independent directors vest in one year. All of the stock options have a contractual term of ten years.

The following table summarizes the Company’s stock option activities for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019		2018
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Options outstanding at January 1	850,167	$16.46	859,560	$16.44
Options exercised	(125,504)	$14.14	(9,393)	$14.76
Options forfeited	(3,000)	$12.88	-	$-
Options expired	(10,000)	$26.41	-	$-
Options outstanding at June 30	711,663	$16.75	850,167	$16.46
Options exercisable	586,408	$17.58	593,043	$17.71
Weighted average remaining term	5.9 years		6.1 years

The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2019 and 2018 was $1.2 million and less than $0.1 million, respectively. The aggregate intrinsic value of all options outstanding as of June 30, 2019 was $5.8 million based on the closing price of the Company’s common stock of $24.82 per share on June 28, 2019, the last trading day of the quarter.

The Company recognized stock-based compensation expense relating to stock options of $0.2 million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively, and $0.4 million and $0.8 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, the remaining unamortized stock-based compensation cost relating to stock options granted to the Company’s employees and independent directors was approximately $0.8 million, which is to be recognized over the remaining weighted average vesting period of approximately 1.4 years.

The Company did not grant any stock options during the six months ended June 30, 2019 and 2018.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted Stock and Performance Stock

The Company grants restricted stock units and restricted stock awards from time to time to certain employees and independent directors pursuant to the 2019 Plan. Restricted stock granted to employees has a vesting period of four years; 25% vesting on each anniversary of the grant date. Restricted stock granted to independent directors vests in one year. The Company recognizes the compensation cost associated with restricted stock over the vesting period based on the closing price of the Company’s common stock on the date of grant.

The Company grants performance stock to certain executives and other key employees. The performance stock vests at the end of a 3-year performance cycle if certain financial performance targets are met. The Company recognizes compensation cost associated with the performance stock ratably over the 3-year term when it is considered probable that performance targets will be met. Compensation cost is based on the closing price of the Company’s common stock on the date of grant.

The following table summarizes the activity of restricted stock and performance stock under the 2019 Plan:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2018	204,730	$20.45
Granted	166,939	$25.37
Vested	(80,509)	$20.86
Forfeited	(6,804)	$21.52
Outstanding at June 30, 2019	284,356	$23.20

The Company recognized stock-based compensation expense relating to restricted stock and performance stock awards of $0.5 million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively, and $1.2 million and $0.6 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, unamortized stock-based compensation expense relating to restricted stock and performance stock was $5.6 million, which will be recognized over the remaining average vesting period of 2.4  years.

Stock-based compensation expense is recorded as a component of administrative expenses in the Company’s consolidated statements of income with a corresponding credit to additional paid-in capital in the Company’s consolidated balance sheets.

Employee Stock Purchase Plan

In June 2019, the Company’s stockholders approved the CAI International, Inc. 2019 Employee Stock Purchase Plan (ESPP). The ESPP provides a means by which eligible employees may be given an opportunity to purchase shares of the Company’s common stock at a discount using payroll deductions. The ESPP authorizes the issuance of up to 250,000 shares of the Company’s common stock. The ESPP has not yet been implemented and no shares were issued under the ESPP during the three months ended June 30, 2019.

(12)  Income Taxes

The consolidated income tax expense for the three and six months ended June 30, 2019 and 2018, was determined based upon estimates of the Company’s consolidated annual effective income tax rate for the years ending December 31, 2019 and 2018, respectively. The difference between the consolidated annual effective income tax rate and the U.S. federal statutory rate is primarily attributable to foreign income taxes, state income taxes and the effect of certain permanent differences.

The Company’s estimated effective tax rate was 5.6% at June 30, 2019, compared to 4.4% at June 30, 2018.

The Company accounts for uncertain tax positions based on an evaluation as to whether it is more likely than not that a position will be sustained on audit, including resolution of any related appeals or litigation processes. This evaluation is based on all available evidence and assumes that the appropriate tax authorities have full knowledge of all relevant information concerning the tax position. Once it has been determined that a tax position is more likely than not to be sustained on its technical merits, the tax benefit recognized is based on the largest amount that is greater than 50% likely of being realized upon ultimate settlement. As of June 30, 2019, the Company had unrecognized tax benefits of $0.3 million, which if recognized, would reduce the Company’s effective tax rate. Total accrued interest relating to unrecognized tax benefits was less than $0.1 million as of June 30, 2019. The Company does not believe the total amount of unrecognized tax benefits as of June 30, 2019 will change for the remainder of 2019.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(13)  Fair Value of Financial Instruments

The carrying amounts of cash, restricted cash, accounts receivable and accounts payable reflected in the balance sheets as of June 30, 2019 and December 31, 2018, approximate their fair value due to the short-term nature of these financial assets and liabilities. The carrying value of variable rate debt in the balance sheets as of June 30, 2019 and December 31, 2018 approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.

The principal balance of the Company’s fixed-rate term loans, asset-backed notes and collateralized financing obligations was $153.5 million, $965.4 million and $115.4 million as of June 30, 2019, with a fair value of approximately $154.8 million, $972.5 million and  $117.3 million, respectively, based on the fair value of estimated future payments calculated using prevailing interest rates. The fair value of these financial instruments would be categorized as Level 2 in the fair value hierarchy. The principal balance of the Company’s asset-backed notes and collateralized financing obligations was $1,032.7 million and $107.2 million as of December 31, 2018, with a fair value of approximately $1,024.7 million and $108.9 million, respectively. Management believes that the balances of the Company’s senior secured notes of $55.8 million and $58.9 million and term loans held by VIE of $39.0 million and $1.5 million as of June 30, 2019 and December 31, 2018, respectively, fixed-rate term loans of $158.6 million as of December 31, 2018,  and financing receivable of $35.4 million as of June 30, 2019, approximate their fair values. The fair value of these financial instruments would be categorized as Level 2 in the fair value hierarchy.

(14)  Commitments and Contingencies

In addition to its debt obligations described in Note 9 above, the Company had commitments to purchase approximately $50.8 million of containers and $6.1 million of railcars as of June 30, 2019, all in the twelve months ending June 30, 2020.

(15)  Stockholders’ Equity

Stock Repurchase Plan

In October 2018, the Company announced that the Board of Directors approved the repurchase of up to three million shares of its outstanding common stock. The number, price, structure and timing of the repurchases, if any, will be at the Company’s sole discretion and will be evaluated by the Company depending on prevailing market conditions, corporate needs, and other factors. The stock repurchases may be made in the open market, block trades or privately negotiated transactions. This stock repurchase program replaces any available prior share repurchase authorization and may be discontinued at any time. During the six months ended June 30, 2019, the Company repurchased 1.5 million shares of its common stock under this repurchase plan, at a cost of approximately $34.1 million. As of June 30, 2019, approximately 1.0 million shares remained available for repurchase under this share repurchase program.

Common Stock At-the-Market (ATM) Offering Program

In October 2017, the Company commenced an ATM offering program with respect to its common stock, which allows the Company to issue and sell up to 2.0 million shares of its common stock. The Company did not issue any shares under this ATM offering program during the six months ended June 30, 2019. The Company has remaining capacity to issue and sell up to approximately 1.0 million of additional shares of common stock under this ATM offering program.

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

Series A Preferred Stock ATM Offering Program

In May 2018, the Company commenced an ATM offering program with respect to its Series A Preferred Stock, which allows the Company to issue and sell up to 2.2 million shares of its Series A Preferred Stock. The Company did not issue any shares under this ATM offering program during the six months ended June 30, 2019. The Company has remaining capacity to issue and sell up to approximately 1.8 million of additional shares of Series A Preferred Stock under this ATM offering program.

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

(16)  Related Parties

In May 2018, the Company purchased, and subsequently cancelled, 1,225,214 shares of its common stock, from an affiliate of Andrew S. Ogawa in a privately-negotiated transactions. Mr. Ogawa is a member of the Company’s Board of Directors. The stock was purchase at a price of $22.81 per share, which represented a 2% discount to the closing price on the date of purchase.

(17)  Segment and Geographic Information

The Company organizes itself by the nature of the services it provides which includes equipment leasing (consisting of container leasing and rail leasing) and logistics.

As disclosed in Note 3, the Company’s railcar assets have been reclassified as held for sale in the accompanying unaudited consolidated balance sheets and the operations of the rail business have been reclassified as discontinued operations in the accompanying unaudited consolidated statements of income. As a result, the Company will no longer report Rail leasing as a segment. The Company revised prior period information to conform to current period presentation.

The container leasing segment is aggregated with equipment management and derives its revenue from the ownership and leasing of containers and fees earned for managing container portfolios on behalf of third-party investors. The logistics segment derives its revenue from the provision of logistics services. There are no material inter-segment revenues and operating expenses are directly attributable to each segment.

The following tables show condensed segment information for the three and six months ended June 30, 2019 and 2018, reconciled to the Company’s income before income taxes as shown in its consolidated statements of income for such periods (in thousands):

	Three Months Ended June 30, 2019
	Container Leasing	Logistics	Total
Total revenue	$75,774	$29,802	$105,576
Total operating expenses	38,156	31,410	69,566
Operating income (loss)	37,618	(1,608)	36,010
Net interest and other expenses (income)	20,144	(4)	20,140
Income (loss) before income taxes	$17,474	$(1,604)	$15,870
Purchase of rental equipment (1)	$59,352	$-	$59,352

	Three Months Ended June 30, 2018
	Container Leasing	Logistics	Total
Total revenue	$68,333	$28,253	$96,586
Total operating expenses	31,386	28,679	60,065
Operating income (loss)	36,947	(426)	36,521
Net interest and other expenses (income)	15,031	(8)	15,023
Income (loss) before income taxes	$21,916	$(418)	$21,498
Purchase of rental equipment (1)	$148,917	$-	$148,917

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Six Months Ended June 30, 2019
	Container Leasing	Logistics	Total
Total revenue	$151,285	$57,518	$208,803
Total operating expenses	76,870	61,151	138,021
Operating income (loss)	74,415	(3,633)	70,782
Net interest and other expenses (income)	40,091	(8)	40,083
Income (loss) before income taxes	$34,324	$(3,625)	$30,699
Purchase of rental equipment (1)	$167,442	$-	$167,442

	Six Months Ended June 30, 2018
	Container Leasing	Logistics	Total
Total revenue	$132,967	$49,889	$182,856
Total operating expenses	63,144	51,082	114,226
Operating income (loss)	69,823	(1,193)	68,630
Net interest and other expenses (income)	28,353	(11)	28,342
Income (loss) before income taxes	$41,470	$(1,182)	$40,288
Purchase of rental equipment (1)	$226,033	$-	$226,033

(1)  Represents cash disbursements for purchasing of rental equipment as reflected in the consolidated statements of cash flows for the periods indicated.

The summary below presents total assets for the Company's segments as of the dates indicated (in thousands):

	June 30, 2019	December 31, 2018
Container leasing	$2,608,745	$2,506,279
Logistics (2)	44,994	45,951
Rail (3)	331,151	460,387
Total assets	$2,984,890	$3,012,617

(2)  Includes goodwill of $15.8 million as of June 30, 2019 and December 31, 2018.

(3)  Represents total assets related to discontinued operations, including assets held for sale of $320.8 million and $449.7 million as of June 30, 2019 and December 31, 2018, respectively.

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

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table represents the geographic allocation of revenue for the periods indicated based on customers’ primary domicile (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	$31,468	$30,076	$60,953	$53,544
Switzerland	13,827	11,213	27,875	22,317
Korea	10,684	6,813	20,554	13,220
Singapore	10,316	5,422	20,350	10,738
France	8,881	9,223	17,814	18,140
Other Asia	14,667	17,746	29,975	33,780
Other Europe	15,324	13,674	30,523	26,158
Other International	409	2,419	759	4,959
Total revenue	$105,576	$96,586	$208,803	$182,856

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

The following table sets forth the reconciliation of basic and diluted net income per share for the three and six months ended June 30, 2019 and 2018 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator
Net income from continuing operations	$12,328	$19,503	$24,566	$37,361
Net income (loss) from discontinued operations	(5,200)	(354)	(1,071)	(1,095)
Net income attributable to CAI common stockholders	$7,128	$19,149	$23,495	$36,266
Denominator
Weighted-average shares used in per share computation - basic	17,648	19,613	18,098	20,013
Effect of dilutive securities:
Stock options and restricted stock	278	230	303	245
Weighted-average shares used in per share computation - diluted	17,926	19,843	18,401	20,258

Net income (loss) per share attributable to CAI common
stockholders:
Basic
Continuing operations	$0.70	$1.00	$1.36	$1.86
Discontinued operations	$(0.30)	$(0.02)	$(0.06)	$(0.05)
Total basic	$0.40	$0.98	$1.30	$1.81
Diluted
Continuing operations	$0.69	$0.99	$1.34	$1.84
Discontinued operations	$(0.29)	$(0.02)	$(0.06)	$(0.05)
Total diluted	$0.40	$0.97	$1.28	$1.79

The calculation of diluted earnings per share for the three months ended June 30, 2019 and 2018, excluded from the denominator 146,116 and 161,870 shares, respectively, of common stock options because their effect would have been anti-dilutive. The calculation of diluted earnings per share for the six months ended June 30, 2019 and 2018, excluded from the denominator 126,184 and 161,163 shares, respectively, of common stock options because their effect would have been anti-dilutive

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 5, 2019.  In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those contained in or implied by any forward-looking statements.  The financial information included in this discussion and in our consolidated financial statements may not be indicative of our consolidated financial position, operating results, changes in equity and cash flows in the future. See “Special Note Regarding Forward-Looking Statements” included earlier in this Quarterly Report on Form 10-Q.

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

The following tables show the composition of our fleet as of June 30, 2019 and 2018, and our average utilization for the three and six months ended June 30, 2019 and 2018:

	As of June 30,
	2019	2018
Owned container fleet in TEUs	1,553,231	1,293,361
Managed container fleet in TEUs	69,805	77,680
Total container fleet in TEUs	1,623,036	1,371,041

Owned container fleet in CEUs	1,584,456	1,344,842
Managed container fleet in CEUs	63,492	70,772
Total container fleet in CEUs	1,647,948	1,415,614

Owned railcar fleet in units	5,631	7,430

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Average container fleet utilization in CEUs	98.8%	99.3%	98.8%	99.3%
Average owned container fleet utilization in CEUs	98.8%	99.3%	98.8%	99.3%
Average railcar fleet utilization	88.1%	87.2%	89.3%	87.6%

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

Utilization of containers is computed by dividing the average total units on lease during the period in CEUs, by the average total CEUs in our container fleet during the period. Utilization of railcars is computed by dividing the average number of railcars on lease during the period by the average total number of railcars in our fleet during the period. In both cases, the total fleet excludes new units not yet leased and off-hire units designated for sale. If new units not yet leased are included in the total fleet, utilization would be 96.0% and 96.6% for both the total container fleet and the owned container fleet, and 84.5%  and 85.7%  for the railcar fleet, for the three and six months ended June 30, 2019, respectively.

Discontinued Operations

In the quarter ended June 30, 2019, we committed to a plan to sell our railcar assets as we believe it is in the best interest of our shareholders to reallocate the capital invested in our rail business to other investments. We expect a sale to be completed before the end of 2019. As a result, the railcar assets have been classified as held for sale and the operations of the rail business have been classified as discontinued operations in the unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.  All prior periods presented in the unaudited consolidated financial statements have been restated to reflect the reclassification. See Note 3 – Discontinued Operations to the consolidated financial statements in this Quarterly Report on Form 10-Q for more information.

Results of Operations - Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease)
	2019	2018	Amount	Percent
Total revenue	$105,576	$96,586	$8,990	9%
Operating expenses	69,566	60,065	9,501	16%
Total other expenses	20,140	15,023	5,117	34%
Net income attributable to CAI common stockholders	7,128	19,149	(12,021)	(63)%

The increase in total revenue for the three months ended June 30, 2019 compared to the three months ended June 30, 2018,  was attributable to a $7.4 million, or 11%, increase in container lease revenue and a $1.5 million, or 5%, increase in logistics revenue. The increase in operating expenses for the three months ended June 30, 2019 compared to the three months ended June 30, 2018,  was as a result of a $3.1 million, or 319%, increase in storage, handling and other expenses, a $2.6 million, or 10%, increase in depreciation expense, a  $1.8 million, or 7%, increase in logistics transportation costs, a $1.0 million, or 9%, increase in administrative expenses, and a $1.1 million, or 41%, decrease in gain on sale of used rental equipment. Total other expenses for the three months ended June 30, 2019 increased compared with the three months ended June 30, 2018, primarily due to a $5.4 million, or 37%, increase in net interest expense. Total dividends of $2.2 million on our preferred stock were recorded in the three months ended June 30, 2019,  compared to total dividends of $1.1 million for the three months ended June 30, 2018. The increase in revenue, offset by the increase in operating expenses, total other expenses, and preferred stock dividends resulted in a decrease in net income attributable to CAI common stockholders for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, of $12.0 million.

Container lease revenue

	Three Months Ended June 30,		Increase
($ in thousand)	2019	2018	Amount	Percent
Container lease revenue	$75,774	$68,333	$7,441	11%

The increase in container lease revenue for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was mainly attributable to an  $11.1 million increase in rental revenue, primarily due to a 19% increase in the average number of CEUs of on-lease owned containers, partially offset by a $3.2 million decrease resulting from a 5% reduction in average owned container per diem rental rates.

Logistics revenue and gross margin

	Three Months Ended June 30,		Increase/(Decrease)
($ in thousand)	2019	2018	Amount	Percent
Logistics revenue	$29,802	$28,253	$1,549	5%
Logistics transportation costs	26,091	24,330	1,761	7%
Logistics gross margin	$3,711	$3,923	$(212)	(5)%

The increase in logistics revenue for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily due to an increase in volume in our international freight forwarding business.  The gross margin percentage fell from 13.9% for the three months ended June 30, 2018 to 12.4% for the three months ended June 30, 2019 due primarily to lower margins being achieved in our intermodal and truck brokerage operations.

Depreciation of rental equipment

	Three Months Ended June 30,		Increase
($ in thousand)	2019	2018	Amount	Percent
Container leasing	$28,657	$26,103	$2,554	10%

The increase in depreciation expense for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily attributable to a 13% increase in the average size of our owned container fleet during the twelve months ended June 30, 2019.

Storage, handling and other expenses

	Three Months Ended June 30,		Increase
($ in thousand)	2019	2018	Amount	Percent
Container leasing	$4,063	$969	$3,094	319%

The increase in storage, handling and other expenses for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily attributable to a $1.4 million credit recorded in recovery costs in the prior year as a result of insurance proceeds received relating to the bankruptcy of Hanjin Shipping Co. Ltd. (Hanjin), $0.9 million increase in storage, handling and repair expenses due to an increase in the average size of the off-lease fleet and a $0.2 million increase in container liability insurance.

Gain on sale of rental equipment

	Three Months Ended June 30,		Decrease
($ in thousand)	2019	2018	Amount	Percent
Container leasing	$1,583	$2,662	$(1,079)	(41)%

While we sold approximately 34%  more CEUs of used containers during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, there was a decrease of 56% in the average gain per unit, resulting in a decrease in gain on sale.

Administrative expenses

	Three Months Ended June 30,		Increase
($ in thousand)	2019	2018	Amount	Percent
Container leasing	$7,018	$6,954	$64	1%
Logistics	5,320	4,371	949	22%
	$12,338	$11,325	$1,013	9%

Container leasing

Administrative expenses for the three months ended June 30, 2019 remained relatively consistent with the three months ended June 30, 2018.

Logistics

The increase in administrative expenses for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily attributable to a $0.5 million increase in payroll-related costs between the two periods due to additional headcount and $0.5 million of severance and other restructuring costs in the three months ended June 30, 2019 resulting from the closure of an office.

Other expenses

	Three Months Ended June 30,		Increase/(Decrease)
($ in thousand)	2019	2018	Amount	Percent
Net interest expense	$20,021	$14,594	$5,427	37%
Other expense (income)	119	429	(310)	72%
	$20,140	$15,023	$5,117	34%

Net interest expense

The increase in net interest expense for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was due primarily to an increase in our average loan principal balance between the two periods, as we continue to increase borrowings to finance the acquisition of additional rental equipment, as well as an increase in the average interest rate on our outstanding debt, caused by an increase in LIBOR, from approximately 3.6% as of June 30, 2018 to 3.9% as of June 30, 2019.

Other expense

Other expense, representing a loss on foreign exchange of $0.1 million for the three months ended June 30, 2019, decreased from a loss of $0.4 million for the three months ended June 30, 2018, primarily as a result of movements in the U.S. Dollar exchange rate against the Euro.

Income tax expense

	Three Months Ended June 30,		Increase
($ in thousand)	2019	2018	Amount	Percent
Income tax expense	$1,335	$847	$488	58%

The increase in income tax expense for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was mainly attributable to an increase in the estimated effective tax rate. The estimated effective tax rate at June 30, 2019 was 5.6% compared to 4.4% at June 30, 2018. The increase in estimated effective tax rate was primarily caused by an increase in the amount of interest income generated by foreign direct finance leases subject to both foreign and U.S. income tax.

Preferred stock dividends

	Three Months Ended June 30,		Increase
($ in thousand)	2019	2018	Amount	Percent
Preferred stock dividends	$2,207	$1,148	$1,059	92%

An accrual for preferred stock dividends of $2.2 million was recorded in the three months ended June 30, 2019 attributable to 2.2 million shares of Series A Preferred Stock and 2.0 million shares of Series B Preferred Stock being issued and sold in 2018 and outstanding as of June 30, 2019, compared to an accrual of $1.1 million recorded in the three months ended June 30, 2018 for 2.2 million shares of Series A Preferred Stock outstanding as of June 30, 2018.

Loss from discontinued operations

The following table summarizes our results of discontinued operations for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Increase/(Decrease)
	2019	2018	Amount	Percent
Rail lease revenue	$6,462	$9,119	$(2,657)	(29)%
Operating expenses	2,773	5,721	(2,948)	(52)%
Interest expense	3,184	3,846	(662)	(17)%
Loss on classification as held for sale	7,323	-	7,323	100%
Net loss from discontinued operations	(5,200)	(354)	(4,846)	1,369%

The decrease in rail lease revenue for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, was primarily attributable to a decrease in the size of the on-lease railcar fleet between the two periods. The decrease in operating expenses for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, was as a result of a $1.4 million, or 43%, decrease in depreciation expense, a $1.2 million, or 2,130% increase in gain on sale of rental equipment and a $0.5 million, or 31%, decrease in storage, handing and other expenses, partially offset by a $0.2 million, or 23% increase in administrative expenses. The decrease in interest expense for the three months ended June 30, 2019 compared with the three months ended June 30, 2018, was primarily attributable to a decrease in our average loan principal balance between the two periods. The decrease in revenue and the $7.3 million loss on classification as held for sale,  partially offset by the decrease in operating expenses and interest expense resulted in an increase in net loss from discontinued operations for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, of $4.8 million.

Results of Operations - Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The following table summarizes our results from operations for the six months ended June 30, 2019 and 2018 (dollars in thousands):

	Six Months Ended June 30,		Increase/(Decrease)
	2019	2018	Amount	Percent
Total revenue	$208,803	$182,856	$25,947	14%
Operating expenses	138,021	114,226	23,795	21%
Total other expenses	40,083	28,342	11,741	41%
Net income attributable to CAI common stockholders	23,495	36,266	(12,771)	(35)%

The increase in total revenue for the six months ended June 30, 2019 compared to the six months ended June 30, 2018,  was attributable to an  $18.3 million, or 14%, increase in container lease revenue and a $7.6 million, or 15.3%, increase in logistics revenue. The increase in operating expenses for the six months ended June 30, 2019 compared to the six months ended June 30, 2018,  was as a result of a  $7.6 million, or 18%, increase in logistics transportation costs, a $5.8 million, or 11%, increase in depreciation expense, a $4.7 million, or 141%, increase in storage, handling and other expenses, a $3.9 million, or 18%, increase in administrative expenses, and a $1.9 million, or  38%, decrease in gain on sale of used rental equipment. Total other expenses for the six months ended June 30, 2019 increased compared with the six months ended June 30, 2018, primarily due to a $12.0 million, or 43%, increase in net interest expense. Total dividends of $4.4 million on our preferred stock was recorded in the six months ended June 30, 2019, compared to total dividends of $1.2 million for the six months ended June 30, 2018. The increase in revenue, offset by the increase in operating expenses, total other expenses, and preferred stock dividend resulted in a decrease in net income attributable to CAI common stockholders for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Container lease revenue

	Six Months Ended June 30,		Increase
($ in thousand)	2019	2018	Amount	Percent
Container lease revenue	$151,285	$132,967	$18,318	14%

The increase in container lease revenue for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was mainly attributable to a $24.1 million increase in rental revenue, primarily due to a 21% increase in the average number of CEUs of on-lease owned containers, partially offset by a $4.6 million decrease resulting from a 4% reduction in average owned container per diem rental rates.

Logistics revenue and gross margin

	Six Months Ended June 30,		Increase
($ in thousand)	2019	2018	Amount	Percent
Logistics revenue	$57,518	$49,889	$7,629	15%
Logistics transportation costs	50,610	42,995	7,615	18%
Logistics gross margin	$6,908	$6,894	$14	0%

The increase in logistics revenue for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was due to an increase in volume and freight rates in our intermodal and truck brokerage operations. Transportation costs increased at a slightly higher rate than revenue due primarily to increased volume in our lower margin intermodal business and resulted in a  decrease in the gross margin percentage from 13.8% for the six months ended June 30, 2018 to 12.0% for the six months ended June 30, 2019.

Depreciation of rental equipment

	Six Months Ended June 30,		Increase
($ in thousand)	2019	2018	Amount	Percent
Container leasing	$57,069	$51,281	$5,788	11%

The increase in depreciation expense for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily attributable to a 15% increase in the average size of our owned container fleet during the twelve months ended June 30, 2019.

Storage, handling and other expenses

	Six Months Ended June 30,		Increase
($ in thousand)	2019	2018	Amount	Percent
Container leasing	$7,959	$3,297	$4,662	141%

The increase in storage, handling and other expenses for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily attributable to a $1.4 million credit recorded in recovery costs in the prior year as a result of insurance proceeds received relating to the bankruptcy of Hanjin, a  $1.7 million increase in storage, handling and repair expenses due to an increase in the average size of the off-lease fleet and a $0.5 million increase in container liability insurance.

Gain on sale of rental equipment

	Six Months Ended June 30,		Decrease
($ in thousand)	2019	2018	Amount	Percent
Container leasing	$3,025	$4,897	$(1,872)	(38)%

While we sold approximately 36% more CEUs of used containers during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, there was a decrease of 55% in the average gain per unit, resulting in a decrease in gain on sale.

Administrative expenses

	Six Months Ended June 30,		Increase
($ in thousand)	2019	2018	Amount	Percent
Container leasing	$14,865	$13,464	$1,401	10%
Logistics	10,543	8,086	2,457	30%
	$25,408	$21,550	$3,858	18%

Container leasing

The increase in administrative expenses for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily attributable to a $0.7 million increase in payroll-related costs, largely due to increased incentive compensation and increased stock-based compensation expense, a $0.3  million increase in legal and professional fees, and a $0.3 million increase in marketing expenses due to an increased effort to promote our brand and services.

Logistics

The increase in administrative expenses for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily attributable to a $1.9 million increase in payroll-related costs between the two periods due to additional headcount and $0.5 million of severance and other restructuring costs in the six months ended June 30, 2019 resulting from the closure of an office.

Other expenses

	Six Months Ended June 30,		Increase/(Decrease)
($ in thousand)	2019	2018	Amount	Percent
Net interest expense	$39,926	$27,948	$11,978	43%
Other expense	157	394	(237)	(60)%
	$40,083	$28,342	$11,741	41%

Net interest expense

The increase in net interest expense for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was due primarily to an increase in our average loan principal balance between the two periods, as we continue to increase borrowings to finance the acquisition of additional rental equipment, as well as an increase in the average interest rate on our outstanding debt, caused by an increase in LIBOR, from approximately 3.6% as of June 30, 2018 to 3.9% as of June 30, 2019.

Other expense

Other expense, representing a loss on foreign exchange of $0.2 million for the six months ended June 30, 2019, decreased from a loss of $0.4 million for the six months ended June 30, 2018, primarily as a result of movements in the U.S. Dollar exchange rate against the Euro.

Income tax expense

	Six Months Ended June 30,		Decrease
($ in thousand)	2019	2018	Amount	Percent
Income tax expense	$1,719	$1,758	$(39)	(2)%

Income tax expense for the six months ended June 30, 2019 remained relatively consistent compared to the six months ended June 30, 2018. While income before tax decreased between the two periods, the estimated effective tax rate increased from 4.4% at June 30, 2018 to 5.6% at June 30, 2019. The increase in estimated effective tax rate was primarily caused by an increase in the amount of interest income generated by foreign direct finance leases subject to both foreign and U.S. income tax.

Preferred stock dividends

	Six Months Ended June 30,		Increase
($ in thousand)	2019	2018	Amount	Percent
Preferred stock dividends	$4,414	$1,169	$3,245	278%

An accrual for preferred stock dividends of $4.4 million was recorded in the six months ended June 30, 2019 attributable to 2.2 million shares of Series A Preferred Stock and 2.0 million shares of Series B Preferred Stock being issued and sold in 2018 and outstanding as of June 30, 2019, compared to an accrual of $1.2 million recorded in the six months ended June 30, 2018 for 2.2 million shares of Series A Preferred Stock outstanding as of June 30, 2018.

Loss from discontinued operations

The following table summarizes our results of discontinued operations for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,		Increase/(Decrease)
	2019	2018	Amount	Percent
Rail lease revenue	$14,343	$18,223	$(3,880)	(21)%
Operating expenses	1,304	12,218	(10,914)	(89)%
Interest expense	7,129	7,391	(262)	(4)%
Loss on classification as held for sale	7,323	-	7,323	100%
Net loss from discontinued operations	(1,071)	(1,095)	24	(2)%

The decrease in rail lease revenue for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, was primarily attributable to a decrease in the size of the on-lease railcar fleet between the two periods. The decrease in operating expenses for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, was as a result of an $8.6 million increase in gain on sale of rental equipment, a $1.7 million, or 25%, decrease in depreciation expense, and a $1.1 million, or 31%, decrease in storage, handing and other expenses, partially offset by a $0.5 million, or 27% increase in administrative expenses. The decrease in interest expense for the six months ended June 30, 2019 compared with the six months ended June 30, 2018, was primarily attributable to a decrease in our average loan principal balance between the two periods. The decrease in revenue and the $7.3 million loss on classification as held for sale,  partially offset by the decrease in operating expenses and interest expense resulted in net income from discontinued operations for the six months ended June 30, 2019 remaining relatively consistent with the six months ended June 30, 2018.

Liquidity and Capital Resources

As of June 30, 2019, we had cash and cash equivalents of $57.3 million, including $35.1 million of cash held by variable interest entities (VIEs). Our principal sources of liquidity are cash in-flows provided by operating activities, proceeds from the sale of rental equipment, borrowings from financial institutions, and equity and debt offerings. Our cash in-flows are used to finance capital expenditures and meet debt service requirements.

As of June 30, 2019, our outstanding indebtedness and current maximum borrowing level was as follows (in thousands):

	Current	Current
	Amount	Maximum
	Outstanding	Borrowing Level
Revolving credit facilities	$613,338	$1,678,438
Term loans	367,978	367,978
Senior secured notes	55,830	55,830
Asset-backed notes	965,449	965,449
Collateralized financing obligations	115,363	115,363
Term loans held by VIE	39,018	39,018
	2,156,976	3,222,076
Debt issuance costs	(18,054)	-
Total	$2,138,922	$3,222,076

As of June 30, 2019, we had $1,065.0 million in availability under our revolving credit facilities (net of $0.1 million in letters of credit), subject to our ability to meet the collateral requirements under the agreements governing the facilities. Based on the borrowing base and collateral requirements at June 30, 2019, the borrowing availability under our revolving credit facilities was $102.7 million, assuming no additional contributions of assets.

For further information on our debt instruments, see Note 10 to the consolidated financial statements in this Quarterly Report on Form 10-Q and Note 8 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 5, 2019.

Assuming that our customers meet their contractual commitments, we currently believe that cash provided by operating activities and existing cash, proceeds from the sale of rental equipment, and borrowing availability under our debt facilities are sufficient to meet our liquidity needs for at least the next twelve months. We will continue to monitor our liquidity and the credit markets.

In addition to customary events of default, the agreements governing our indebtedness contain restrictive covenants, including limitations on certain liens, indebtedness and investments.  In addition, the agreements governing our indebtedness contain various restrictive financial and other covenants.  The financial covenants in the agreements governing our indebtedness require us to maintain: (1) in the case of our debt facilities, a consolidated funded debt to consolidated tangible net worth ratio of no more than 3.75:1.00, and in the case of our asset-backed notes, of no more than 4.50:1.00; and (2) in the case of our debt facilities, a fixed charge coverage ratio of at least 1.20:1.00, and in the case of our asset-backed notes, of at least 1.10:1.00. As of June 30, 2019, we were in compliance with all of our financial and other covenants.

Cash Flows

The following table sets forth certain cash flow information for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Net income	$27,909	$37,435
Net income from continuing operations adjusted for non-cash items	89,622	90,913
Changes in working capital	27,352	(17,789)
Net cash provided by operating activities of continuing operations	116,974	73,124
Net cash used in investing activities of continuing operations	(169,618)	(182,059)
Net cash provided by financing activities of continuing operations	24,126	132,912
Net cash provided by (used in) discontinued operations	38,633	(9,290)
Effect on cash of foreign currency translation	(77)	(20)
Net increase in cash and restricted cash	10,038	14,667
Cash and restricted cash at beginning of period	75,983	47,209
Cash and restricted cash at end of period	$86,021	$61,876

Cash Flows from Continuing Operations

Operating Activities

Net cash provided by operating activities of continuing operations was $117.0 million for the six months ended June 30, 2019, an increase of $43.8 million compared to $73.1 million for the six months ended June 30, 2018. The increase was due to a  $45.1 million increase in our net working capital adjustments, partially offset by a $1.3 million decrease in income from continuing operations as adjusted for depreciation, amortization and other non-cash items. The decrease of $1.3 million in net income as adjusted for non-cash items was primarily due to a $9.5 million decrease in income from continuing operations, partially offset by an increase of $5.8 million in depreciation expense and a decrease of $1.9 million in the gain on sale of rental equipment.

Net working capital provided by operating activities of $27.4 million in the six months ended June 30, 2019, was due to a $31.3 million decrease in net investment in sales-type and direct financing leases, primarily due to receipt of principal payments, partially offset by a $0.9 million increase in accounts receivable, primarily caused by the timing of cash receipts from customers, a $0.7 million increase in prepaid expenses and other assets, and a $2.3 million decrease in accounts payable, accrued expenses and other liabilities, primarily caused by the timing of payments. Net working capital used in operating activities of $17.8 million in the six months ended June 30, was due to a $14.6 million increase in accounts receivable, primarily caused by an increase in lease and logistics activity, a $2.1 million increase in prepaid expenses and other assets, and a $1.1 million decrease in accounts payable, accrued expenses and other liabilities, primarily caused by the timing of payments.

Investing Activities

Net cash used in investing activities of continuing operations was $169.6 million for the six months ended June 30, 2019, a decrease of $12.4 million compared to net cash used in investing activities of $182.1 million for the six months ended June 30, 2018. The increase in cash was primarily attributable to a $58.6 million decrease in purchase of rental equipment and an $8.3 million increase in proceeds from sale of rental equipment, partially offset by a $36.4 million decrease for the purchase of a financing receivable and a $19.0 million decrease in receipt of principal payments from sales-type and direct financing leases.

Financing Activities

Net cash provided by financing activities from continuing operations was $24.1 million for the six months ended June 30, 2019,  a decrease of $108.8 million compared to net cash provided by financing activities of  $132.9 million for the six months ended June 30, 2018. During the six months ended June 30, 2019, our net cash inflow from borrowings was $62.8 million compared to net cash inflow of $110.3 million for the six months ended June 30, 2018, which reflected a decrease in net borrowings used for the acquisition of rental equipment during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The decrease was also a result of a $56.7 million decrease in proceeds received from the issuance of common stock and preferred stock,  a  $6.2 million increase in the repurchase of common stock, and a $4.4 million increase in dividends paid to preferred stockholders during the six months ended June 30, 2019.

Cash Flows from Discontinued Operations

Net cash provided by discontinued operations was $38.6 million for the six months ended June 30, 2019, an increase of $47.9 million compared to net cash used by discontinued operations of $9.3 million for the six months ended June 30, 2018. The increase in cash was primarily attributable to a $168.4 million increase in net cash provided by investing activities of discontinued operations, mainly as a result of proceeds received from the sale of railcar assets, partially offset by a $116.1 million increase in net cash used in financing activities of discontinued operations due to an increase in net cash outflow from borrowings for rail operations and a $4.4 million decrease in net cash provided by operating activities of discontinued operations.

Equity Transactions

Stock Repurchase Plan

In October 2018, we announced that our Board of Directors approved the repurchase of up to three million shares of our outstanding common stock. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and will be evaluated by us depending on prevailing market conditions, corporate needs, and other factors. The stock repurchases may be made in the open market, block trades or privately negotiated transactions. This stock repurchase program replaces any available prior share repurchase authorization and may be discontinued at any time. During the six months ended June 30, 2019, we repurchased 1.5 million shares of our common stock under this repurchase plan, at a cost of approximately $34.1 million. As of June 30, 2019, approximately 1.0 million shares remained available for repurchase under our share repurchase program.

Common Stock At-the-Market (ATM) Offering Program

In October 2017, we commenced an ATM offering program with respect to our common stock, which allows us to issue and sell up to 2.0 million shares of our common stock. We did not issue any shares under this ATM program during the six months ended June 30, 2019. We have remaining capacity to issue up to approximately 1.0 million of additional shares of common stock under this ATM offering program.

Series A Preferred Stock ATM Offering Program

In May 2018, we commenced an ATM offering program with respect to our Series A Preferred Stock, which allows us to issue and sell up to 2.2 million shares of our Series A Preferred Stock. We did not issue any shares under this ATM program during the six months ended June 30, 2019. We have remaining capacity to issue up to approximately 1.8 million of additional shares of Series A Preferred Stock under this ATM offering program.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments by due date as of June 30, 2019 (in thousands):

	Payments Due by Period
		Less than	1-2	2-3	3-4	4-5	More than
	Total	1 year	years	years	years	years	5 years
Total debt obligations:
Revolving credit facilities (1)	$613,338	$13,000	$19,338	$-	$391,500	$189,500	$-
Term loans (1)	367,978	126,274	97,518	43,886	28,800	71,500	-
Senior secured notes	55,830	6,110	6,110	6,110	37,500	-	-
Asset-backed notes	965,449	134,547	134,547	134,547	117,422	94,547	349,839
Collateralized financing obligations	115,363	32,939	27,974	36,966	-	-	17,484
Term loans held by VIE	39,018	5,131	5,367	5,599	5,841	6,096	10,984
Interest on debt and capital lease obligations (2)	303,807	76,212	67,373	56,960	49,200	20,425	33,637
Rental equipment payable	75,810	75,810	-	-	-	-	-
Rent, office facilities and equipment	3,340	1,433	692	565	429	221	-
Equipment purchase commitments - Containers	50,774	50,774	-	-	-	-	-
Equipment purchase commitments - Rail	6,117	6,117	-	-	-	-	-
Total contractual obligations	$2,596,824	$528,347	$358,919	$284,633	$630,692	$382,289	$411,944

(1)

Includes $189.5 million outstanding under a revolving credit facility and $58.0 million outstanding under term loans that are expected to be repaid in the third quarter of 2019 upon the sale of our railcar assets.

34

(2)

Our estimate of interest expense commitment includes $93.3 million relating to our revolving credit facilities, $32.4 million relating to our term loans, $8.0 million relating to our senior secured notes, $156.6 million relating to our asset-back notes, $7.4 million relating to our collateralized financing obligations, and $6.1 million relating to our term loans held by VIE. The calculation of interest commitment related to our debt assumes the following weighted-average interest rates as of June 30, 2019: revolving credit facilities, 3.8%; term loans, 4.2%; senior secured notes, 4.9%; asset-backed notes, 4.0%; collateralized financing obligations, 1.5%; and term loans held by VIE, 4.2%. These calculations assume that weighted-average interest rates will remain at the same level over the next five years. We expect that interest rates will vary over time based upon fluctuations in the underlying indexes upon which these rates are based, including the potential discontinuation of LIBOR after 2021.

Off-Balance Sheet Arrangements

As of June 30, 2019, we had no material off-balance sheet arrangements or obligations that have or are reasonably likely to have a current or future effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the six months ended June 30, 2019. See Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 5, 2019.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board issued Accounts Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (ASU 2016-13). This guidance affects net investment in sales-type and direct finance leases and the amendments in this update replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses. The guidance requires the measurement of expected credit losses to be based on relevant information from past events, current conditions, and reasonable and supportable information that affects collectability. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years and with early adoption permitted for fiscal years beginning after December 15, 2018. Further, ASU 2018-19 was issued in November 2018 to clarify that operating lease receivables should be accounted for under the new lease standard, Topic 842, and are not within the scope of Topic 326. The Company is currently evaluating the potential impact of Topic 326 on its consolidated financial statements and related disclosures.

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

Foreign Exchange Rate Risk. Although we have significant foreign-based operations, the U.S. Dollar is our primary operating currency. Thus, most of our revenue and expenses are denominated in U.S. Dollars. We have equipment sales in British Pound Sterling, Euros and Japanese Yen and incur overhead costs in foreign currencies, primarily in British Pound Sterling and Euros. During the six months ended June 30, 2019, the U.S. Dollar increased in value in relation to other major foreign currencies (such as the Euro and British Pound Sterling). The increase in the relative value of the U.S. Dollar has decreased our revenues and expenses denominated in foreign currencies. The associated decrease in the value of certain foreign currencies as compared to the U.S. Dollar has also caused assets held at some of our foreign subsidiaries to decrease in value when translated to US dollars. For the six months ended June 30, 2019, we recognized a loss on foreign exchange of $0.2 million. A 10% change in foreign exchange rates would not have a material impact on our financial position, results of operations or cash flows.

Interest Rate Risk. The nature of our business exposes us to market risk arising from changes in interest rates to which our variable-rate debt is linked. As of June 30, 2019, the principal amount of debt outstanding under the variable-rate arrangements of our revolving credit facilities was $613.3 million. In addition, at June 30, 2019, we had balances on our variable-rate term loans of $214.4 million. As of June 30, 2019, our total outstanding variable-rate debt was $827.8 million, which represented 38% of our total debt at that date. The average interest rate on our variable-rate debt was 4.0% as of June 30, 2019, based on LIBOR plus a margin based on certain conditions set forth in our debt agreements.

A 1.0% increase or decrease in underlying interest rates for these debt obligations would increase or decrease interest expense by approximately $8.3 million annually assuming debt remains constant at June 30, 2019 levels.

While we actively manage our interest exposure by adjusting the ratio of floating and fixed-rate debt, we do not currently participate in hedging in the form of interest rate swaps or other derivative instruments to manage the market risks described above.

ITEM 4.  CONTROLS AND PROCEDURES

Management Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the Exchange Act), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2019 our disclosure controls and procedures were effective with respect to controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and are accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act) that occurred during the quarter ended June 30, 2019, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2019 – April 30, 2019	273,883	$24.05	273,883	1,588,753
May 1, 2019 – May 31, 2019(2)	479,698	23.11	476,606	1,112,147
June 1, 2019 – June 30, 2019	112,147	22.78	112,147	1,000,000
Total	865,728	$23.37	862,636	1,000,000

(1)

On October 8, 2018, we announced that our Board of Directors had approved the repurchase of up to three million shares of outstanding common stock. The repurchase plan does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. As of June 30, 2019, approximately 1.0 million shares remained available for repurchase under our share repurchase plan.

(2)	In May 2019, we withheld 3,092 shares of common stock, at an average price of $23.87 per share, to satisfy the tax obligations of certain of our employees upon the vesting of restricted stock awards.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

See below for a list of exhibits filed or furnished with this report, which are incorporated by reference herein.

Exhibit No.	Description
3.1

Amended and Restated Certificate of Incorporation of CAI International, Inc. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1, as amended, File No. 333-140496 filed on April 24, 2007).

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

3.5	Amended and Restated Bylaws of CAI International, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 10, 2009).
10.1*	CAI International, Inc. 2019 Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 13, 2019).
10.2*	CAI International, Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 13, 2019).
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018, (iv) Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, and (vi) Notes to Unaudited Consolidated Financial Statements.

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAI International, Inc.
(Registrant)

August 7, 2019	/s/ VICTOR M. GARCIA
Victor M. Garcia
President and Chief Executive Officer
(Principal Executive Officer)

August 7, 2019	/s/ TIMOTHY B. PAGE
Timothy B. Page
Chief Financial Officer
(Principal Financial and Accounting Officer)