Form 10-Q
period 2019-09-30
CAI International, Inc.
filed 2019-11-01
CIK 1388430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2019

or

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from           to

Commission file number: 001-33388

CAI International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3109229
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Steuart Tower, 1 Market Plaza, Suite 2400
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	October 31, 2019
Common Stock, $0.0001 par value per share	17,425,754 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAI INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

(UNAUDITED)

	September 30,	December 31,
	2019	2018
Assets
Current assets
Cash	$21,503	$20,104
Cash held by variable interest entities	26,772	25,211
Accounts receivable, net of allowance for doubtful accounts of $3,626 and
$2,042 at September 30, 2019 and December 31, 2018, respectively	93,142	95,942
Current portion of net investment in sales-type and direct finance leases	66,977	75,975
Assets held for sale	284,791	449,730
Prepaid expenses and other current assets	6,394	1,525
Total current assets	499,579	668,487
Restricted cash	27,755	30,668
Rental equipment, net of accumulated depreciation of $598,545 and
$557,559 at September 30, 2019 and December 31, 2018, respectively	1,889,266	1,816,794
Net investment in sales-type and direct finance leases	472,790	473,792
Financing receivable	31,661	-
Goodwill	15,794	15,794
Intangible assets, net of accumulated amortization of $6,605 and
$5,397 at September 30, 2019 and December 31, 2018, respectively	4,525	5,733
Other non-current assets	9,364	1,349
Total assets (1)	$2,950,734	$3,012,617

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$10,668	$7,371
Accrued expenses and other current liabilities	25,981	25,069
Unearned revenue	6,355	7,573
Current portion of debt	309,500	311,381
Rental equipment payable	54,202	74,139
Total current liabilities	406,706	425,533
Debt	1,819,649	1,847,633
Deferred income tax liability	33,054	38,319
Other non-current liabilities	5,333	-
Total liabilities (2)	2,264,742	2,311,485

Stockholders' equity
Preferred stock, par value $0.0001 per share; authorized 10,000,000
8.50% Series A fixed-to-floating rate cumulative redeemable perpetual preferred stock, issued and
outstanding 2,199,610 shares, at liquidation preference	54,990	54,990
8.50% Series B fixed-to-floating rate cumulative redeemable perpetual preferred stock, issued and
outstanding 1,955,000 shares, at liquidation preference	48,875	48,875
Common stock, par value $0.0001 per share; authorized 84,000,000 shares; issued and outstanding
17,425,754 and 18,764,459 shares at September 30, 2019 and December 31, 2018, respectively	2	2
Additional paid-in capital	101,317	132,666
Accumulated other comprehensive loss	(6,845)	(6,513)
Retained earnings	487,653	471,112
Total stockholders' equity	685,992	701,132
Total liabilities and stockholders' equity	$2,950,734	$3,012,617

(1)

Total assets at September 30, 2019 and December 31, 2018 include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash, $26,772 and $25,211; Net investment in direct finance leases, $6,101 and $13,862; and Rental equipment, net of accumulated depreciation,  $108,323, and $71,958, respectively.

(2)

Total liabilities at September 30, 2019 and December 31, 2018 include the following VIE liabilities for which the VIE creditors do not have recourse to CAI International, Inc.: Current portion of debt, $28,650 and $41,066;  Debt, $108,487 and $67,615, respectively.

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Container lease revenue	$77,300	$75,331	$228,585	$208,298
Logistics revenue	30,270	31,362	87,788	81,251
Total revenue	107,570	106,693	316,373	289,549

Operating expenses
Depreciation of rental equipment	28,750	27,735	85,819	79,016
Storage, handling and other expenses	4,672	2,506	12,631	5,803
Logistics transportation costs	27,037	27,541	77,647	70,536
Gain on sale of rental equipment	(2,411)	(2,633)	(5,436)	(7,530)
Administrative expenses	12,702	11,895	38,110	33,445
Total operating expenses	70,750	67,044	208,771	181,270

Operating income	36,820	39,649	107,602	108,279

Other expenses
Net interest expense	20,123	15,811	60,049	43,758
Other expense	380	116	537	510
Total other expenses	20,503	15,927	60,586	44,268

Income before income taxes	16,317	23,722	47,016	64,011
Income tax expense	1,152	1,403	2,871	3,197

Income from continuing operations	15,165	22,319	44,145	60,814
Loss from discontinued operations, net of income taxes	(19,912)	(565)	(20,983)	(1,625)
Net (loss) income	(4,747)	21,754	23,162	59,189
Preferred stock dividends	2,207	1,748	6,621	2,917
Net (loss) income attributable to CAI common stockholders	$(6,954)	$20,006	$16,541	$56,272

Amounts attributable to CAI common stockholders
Net income from continuing operations	$12,958	$20,571	$37,524	$57,897
Net loss from discontinued operations	(19,912)	(565)	(20,983)	(1,625)
Net (loss) income attributable to CAI common stockholders	$(6,954)	$20,006	$16,541	$56,272

Net income (loss) per share attributable to CAI common
stockholders
Basic
Continuing operations	$0.75	$1.07	$2.10	$2.93
Discontinued operations	(1.15)	(0.03)	(1.17)	(0.08)
Total basic	$(0.40)	$1.04	$0.93	$2.85
Diluted
Continuing operations	$0.74	$1.06	$2.07	$2.90
Discontinued operations	(1.14)	(0.03)	(1.16)	(0.09)
Total diluted	$(0.40)	$1.03	$0.91	$2.81

Weighted average shares outstanding
Basic	17,330	19,214	17,850	19,741
Diluted	17,525	19,492	18,122	19,997

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net (loss) income	$(4,747)	$21,754	$23,162	$59,189
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(256)	(19)	(332)	(257)
Comprehensive (loss) income before preferred stock dividends	(5,003)	21,735	22,830	58,932
Dividends on preferred stock	(2,207)	(1,748)	(6,621)	(2,917)
Comprehensive (loss) income available to CAI common stockholders	$(7,210)	$19,987	$16,209	$56,015

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balances as of December 31, 2018	4,155	$103,865	18,764	$2	$132,666	$(6,513)	$471,112	$701,132
Net income	-	-	-	-	-	-	18,574	18,574
Preferred stock dividends, $0.53125/share	-	-	-	-	-	-	(2,207)	(2,207)
Foreign currency translation adjustment	-	-	-	-	-	(81)	-	(81)
Repurchase of common stock	-	-	(595)	-	(13,946)	-	-	(13,946)
Stock-based compensation	-	-	39	-	837	-	-	837
Balances as of March 31, 2019	4,155	$103,865	18,208	$2	$119,557	$(6,594)	$487,479	$704,309
Net income	-	-	-	-	-	-	9,335	9,335
Preferred stock dividends, $0.53125/share	-	-	-	-	-	-	(2,207)	(2,207)
Foreign currency translation adjustment	-	-	-	-	-	5	-	5
Repurchase of common stock	-	-	(863)	-	(20,172)	-	-	(20,172)
Stock-based compensation	-	-	75	-	916	-	-	916
Balances as of June 30, 2019	4,155	$103,865	17,420	$2	$100,301	$(6,589)	$494,607	$692,186
Net loss	-	-	-	-	-	-	(4,747)	(4,747)
Preferred stock dividends, $0.53125/share	-	-	-	-	-	-	(2,207)	(2,207)
Foreign currency translation adjustment	-	-	-	-	-	(256)	-	(256)
Stock-based compensation	-	-	6	-	1,016	-	-	1,016
Balances as of September 30, 2019	4,155	$103,865	17,426	$2	$101,317	$(6,845)	$487,653	$685,992

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balances as of December 31, 2017	-	$-	20,391	$2	$172,325	$(6,122)	$397,640	$563,845
Net income	-	-	-	-	-	-	17,138	17,138
Preferred stock dividends, $0.01181/share	-	-	-	-	-	-	(21)	(21)
Foreign currency translation adjustment	-	-	-	-	-	310	-	310
Issuance of common and preferred stock,
net of offering costs	1,600	40,000	100	-	956	-	-	40,956
Stock-based compensation	-	-	2	-	592	-	-	592
Balances as of March 31, 2018	1,600	$40,000	20,493	$2	$173,873	$(5,812)	$414,757	$622,820
Net income	-	-	-	-	-	-	20,297	20,297
Preferred stock dividends, $0.53125/share	-	-	-	-	-	-	(1,148)	(1,148)
Foreign currency translation adjustment	-	-	-	-	-	(548)	-	(548)
Issuance of common and preferred stock,
net of offering costs	600	14,990	-	-	(370)	-	-	14,620
Repurchase of common stock	-	-	(1,225)		(27,946)			(27,946)
Stock-based compensation	-	-	38	-	653	-	-	653
Balances as of June 30, 2018	2,200	$54,990	19,306	$2	$146,210	$(6,360)	$433,906	$628,748
Net income	-	-	-	-	-	-	21,754	21,754
Preferred stock dividends, $0.53125/share	-	-	-	-	-	-	(1,748)	(1,748)
Foreign currency translation adjustment	-	-	-	-	-	(19)	-	(19)
Issuance of common and preferred stock,
net of offering costs	1,955	48,875	-	-	(1,893)	-	-	46,982
Stock-based compensation	-	-	-	-	752	-	-	752
Balances as of September 30, 2018	4,155	$103,865	19,306	$2	$145,069	$(6,379)	$453,912	$696,469

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$23,162	$59,189
Loss from discontinued operations, net of income taxes	(20,983)	(1,625)
Income from continuing operations	44,145	60,814
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	85,988	79,128
Amortization of debt issuance costs	3,005	2,648
Amortization of intangible assets	1,208	1,538
Stock-based compensation expense	2,142	1,888
Unrealized loss on foreign exchange	345	317
Gain on sale of rental equipment	(5,436)	(7,530)
Deferred income taxes	1,260	2,424
Bad debt expense (recovery)	1,224	(149)
Changes in other operating assets and liabilities:
Accounts receivable	2,556	(6,889)
Prepaid expenses and other assets	398	(1,611)
Net investment in sales-type and direct finance leases	45,400	-
Accounts payable, accrued expenses and other liabilities	4,057	(477)
Unearned revenue	(151)	(86)
Net cash provided by operating activities of continuing operations	186,141	132,015
Net cash provided by operating activities of discontinued operations	2,016	7,572
Net cash provided by operating activities	188,157	139,587
Cash flows from investing activities
Purchase of rental equipment	(256,469)	(477,703)
Purchase of financing receivable	(37,139)	-
Proceeds from sale of rental equipment	56,422	43,645
Purchase of furniture, fixtures and equipment	(1,720)	(393)
Receipt of principal payments from financing receivable	1,825	-
Receipt of principal payments from sales-type and direct finance leases	-	26,982
Net cash used in investing activities of continuing operations	(237,081)	(407,469)
Net cash provided by (used in) investing activities of discontinued operations	123,199	(50,800)
Net cash used in investing activities	(113,882)	(458,269)
Cash flows from financing activities
Proceeds from debt	500,582	1,227,412
Principal payments on debt	(419,908)	(981,465)
Debt issuance costs	(724)	(9,882)
Proceeds from issuance of common and preferred stock	-	103,681
Repurchase of common stock	(34,118)	(27,946)
Dividends paid to preferred stockholders	(6,620)	(1,376)
Exercise of stock options	532	24
Net cash provided by financing activities of continuing operations	39,744	310,448
Net cash (used in) provided by financing activities of discontinued operations	(113,098)	31,011
Net cash (used in) provided by financing activities	(73,354)	341,459
Effect on cash of foreign currency translation	(874)	(23)
Net increase in cash and restricted cash	47	22,754
Cash and restricted cash at beginning of the period (1)	75,983	47,209
Cash and restricted cash at end of the period (2)	$76,030	$69,963

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$559	$378
Interest	65,330	51,168

Supplemental disclosure of non-cash operating activity
Lease liabilities arising from obtaining right-of-use assets	$5,306	$-

Supplemental disclosure of non-cash investing and financing activity
Transfer of rental equipment to sales-type and direct finance lease	$52,895	$271,938
Transfer of sales-type and direct finance lease to rental equipment	14,432	-
Rental equipment payable	54,202	257,947

(1)	Includes cash of $20,104 and $14,735, cash held by variable interest entities of $25,211 and $20,685, and restricted cash of $30,668 and $11,789 at December 31, 2018 and 2017, respectively.
(2)	Includes cash of $21,503 and $14,550, cash held by variable interest entities of $26,772 and $23,779, and restricted cash of $27,755 and $31,634 at September 30, 2019 and 2018, respectively.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2019 and December 31, 2018, the Company’s results of operations for the three and nine months ended September 30, 2019 and 2018, and the Company’s cash flows for the nine months ended September 30, 2019 and 2018. Certain reclassifications have been made to prior year financial statements to conform to the current presentation. The results of operations and cash flows for the periods presented are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2019 or in any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 5, 2019.

Discontinued Operations

In the quarter ended June 30, 2019, the Company committed to a plan to sell its railcar assets and to reallocate the capital invested in its rail business to other investments. As a result, the railcar assets have been reclassified as held for sale in the accompanying unaudited consolidated balance sheets and the operations of the rail business have been reclassified as discontinued operations in the accompanying unaudited consolidated statements of operations and cash flows. All prior periods presented in these unaudited consolidated financial statements have been restated to reflect the reclassification of the railcar business as discontinued operations and assets held for sale. See Note 3 – Discontinued Operations for more information.

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

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Adoption of the new standard resulted in the recognition of operating lease ROU assets of $3.7 million and operating lease liabilities of $4.1 million as of January 1, 2019. Adoption did not have an impact on the Company’s consolidated statements of operations or cash flows.

Except as described above, there were no changes to the Company’s accounting policies during the nine months ended September 30, 2019. See Note 2 to the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 5, 2019, for a description of the Company’s significant accounting policies.

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

 (b)  Leases

The Company leases office space under operating leases with expiration dates through 2025. The Company determines whether an arrangement constitutes a lease and records lease liabilities and ROU assets on its consolidated balance sheets at lease commencement. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU assets also include any lease pre-payments made and exclude lease incentives. Certain of the Company’s leases include one or more options to renew, which are included in the lease term only when it is reasonably certain that the Company will exercise that option. The Company’s office space leases often include lease and non-lease components, which are combined and accounted for as a single lease component.

For short-term leases, the Company records rent expense in its consolidated statements of operations on a straight-line basis over the lease term and records variable lease payments as incurred.

(3)  Discontinued Operations

As discussed in Note 1, railcar assets of $284.8 million and $449.7 million were reclassified as held for sale as of September 30, 2019 and December 31, 2018, respectively, and the related operations of the rail business as discontinued operations in the accompanying unaudited consolidated statements of operations and cash flows.

The Company’s held for sale railcar assets as of the dates indicated are made up as follows (in thousands):

	September 30,	December 31,
	2019	2018
Rental equipment	$315,868	$448,466
Other assets	1,878	1,264
Loss on classification as held for sale	(7,323)	-
Impairment of rental equipment	(25,632)	-
Assets held for sale	$284,791	$449,730

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other assets and liabilities of the rail business, including accounts receivable, accrued expenses and other liabilities, deferred tax liabilities and debt, have not been classified as held for sale in the consolidated balance sheets as of September 30, 2019 and December 31, 2018 as they will not be sold by the Company. The rail debt will be repaid upon the sale of the railcar assets.

During the three months ended June 30, 2019, a loss of $7.3 million was recorded when the assets of the railcar business were reclassified as held for sale. During the three months ended September 30, 2019, the Company incurred an additional impairment charge of $25.6 million to reduce the book value of its railcar portfolio to its estimated fair value. To assist the Company in its assessment of fair value, a third-party desk top appraisal was carried out on the railcar fleet using the market value approach. The railcars were classified within Level 3 of the fair value hierarchy.

The following table summarizes the components of net loss from discontinued operations in the accompanying unaudited consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Rail lease revenue	$5,871	$8,759	$20,214	$26,982

Operating expenses
Depreciation of rental equipment	-	3,537	5,248	10,505
Storage, handling and other expenses	3,453	1,008	5,813	4,424
(Gain) loss on sale of rental equipment	(757)	8	(9,418)	(9)
Administrative expenses	620	974	2,977	2,825
Total operating expenses	3,316	5,527	4,620	17,745

Operating income	2,555	3,232	15,594	9,237

Interest expense	2,975	3,972	10,104	11,364
(Loss) income before income taxes	(420)	(740)	5,490	(2,127)

Loss on classification as held for sale and subsequent impairment	25,632	-	32,955	-
Loss from discontinued operations before income taxes	(26,052)	(740)	(27,465)	(2,127)
Income tax benefit	(6,140)	(175)	(6,482)	(502)
Net loss from discontinued operations	$(19,912)	$(565)	$(20,983)	$(1,625)

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

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Managed Container Funds

The fees earned by the Company for arranging, managing and establishing container funds are commensurate with the level of effort required to provide those services, and the arrangements include only terms and conditions that are customarily present in arrangements for similar services. As such, the Company does not have a variable interest in the managed containers funds, and does not consolidate those funds. No container portfolios were sold to the funds during the three and nine months ended September 30, 2019 and 2018.

Collateralized Financing Obligations

The Company has transferred containers to Japanese investor funds while concurrently entering into lease agreements for the same containers, under which the Company leases the containers back from the Japanese investors. The Company concluded these were financing transactions under which sale-leaseback accounting was not applicable.

The terms of the transactions with container funds under financing arrangements include options for the Company to purchase the containers from the funds at a fixed price. As a result of the residual interest resulting from the fixed price call option, the Company concluded that it may absorb a significant amount of the variability associated with the funds’ anticipated economic performance and, as a result, the Company has a variable interest in the funds. The funds are considered VIEs under FASB ASC Topic 810, Consolidation, because, as lessee of the funds, the Company has the power to direct the activities that most significantly impact each entity’s economic performance, including the leasing and managing of containers owned by the funds. As the Company has the power to direct the activities that most significantly impact the economic performance of the VIEs and the variable interest provides the Company with the right to receive benefits from the entity that could potentially be significant to the funds, the Company determined that it is the primary beneficiary of these VIEs and included the VIEs’ assets and liabilities as of September 30, 2019 and December 31, 2018, and the results of the VIEs’ operations and cash flows for the three and nine months ended September 30, 2019 and 2018, in the Company’s consolidated financial statements.

The containers that were transferred to the Japanese investor funds had a net book value of $114.4 million as of September 30, 2019. The container equipment, together with $26.8 million of cash held by the investor funds that can only be used to settle the liabilities of the VIEs, has been included on the Company’s consolidated balance sheets with the related liability presented in the debt section of the Company’s consolidated balance sheets as collateralized financing obligations of $99.4 million and term loans held by VIE of $37.8 million.  No gain or loss was recognized by the Company on the initial consolidation of the VIEs. Containers sold to the Japanese investor funds during both the three and nine months ended September 30, 2019 had a net book value of $65.0 million. Containers sold to the Japanese investor during the three and nine months ended September 30, 2018 had a net book value of $14.6 million and $29.8 million, respectively.

(5)  Rental Equipment

The following table provides a summary of the Company’s rental equipment (in thousands):

	September 30,	December 31,
	2019	2018
Dry containers	$1,966,688	$1,840,304
Refrigerated containers	298,202	341,983
Other specialized equipment	222,921	192,066
	2,487,811	2,374,353
Accumulated depreciation	(598,545)	(557,559)
Rental equipment, net of accumulated depreciation	$1,889,266	$1,816,794

(6)  Net Investment in Sales-Type and Direct Finance Leases

The following table represents the components of the Company’s net investment in sales-type and direct finance leases (in thousands):

	September 30,	December 31,
	2019	2018
Gross sales-type and finance lease receivables (1)	$781,624	$804,511
Unearned income (2)	(241,857)	(254,744)
Net investment in sales-type and direct finance leases	$539,767	$549,767

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1)At the inception of the lease, the Company records the total minimum lease payments, executory costs, if any, and unguaranteed residual value as gross sales-type and finance lease receivables. The gross sales-type and finance lease receivables are reduced as customer payments are received. There was $74.3 million and $74.4 million of unguaranteed residual value at September 30, 2019 and December 31, 2018, respectively, included in gross sales-type and finance lease receivables. There were no executory costs included in gross sales-type and finance lease receivables as of September 30, 2019 and December 31, 2018.

(2)The difference between the gross sales-type and finance lease receivables and the cost of the equipment or carrying amount at the lease inception is recorded as unearned income. Unearned income, together with initial direct costs, are amortized to income over the lease term so as to produce a constant periodic rate of return. There were no unamortized initial direct costs as of September 30, 2019 and December 31, 2018.

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

Tier 3— Customers in this category exhibit volatility in payments on a regular basis.

Based on the above categories, the Company's gross sales-type and finance lease receivables were as follows (in thousands):

	September 30,	December 31,
	2019	2018
Tier 1	$714,921	$698,014
Tier 2	66,703	106,497
Tier 3	-	-
	$781,624	$804,511

Contractual maturities of the Company's gross sales-type and finance lease receivables subsequent to September 30, 2019 for the years ending September 30 are as follows (in thousands):

2020	$109,400
2021	98,955
2022	91,883
2023	91,211
2024	61,405
2025 and thereafter	328,770
$781,624

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7)  Financing Receivable

The Company has entered into agreements with customers to purchase rental equipment and to lease the equipment back to the customers on a finance lease. As control of the equipment has been retained by the customers, the Company concluded that sale-leaseback accounting was not applicable and has treated the arrangements as financing transactions. The amount paid by the Company has been recorded as a financing receivable. Payments made by the customers are recorded as a reduction to the financing receivable and as interest income, calculated using the effective interest method.

The following table summarizes the components of the Company’s financing receivable (in thousands):

		September 30,
	Financial statement caption	2019
Current	Prepaid expenses and other current assets	$3,653
Non-current	Financing receivable	31,661
Total financing receivable		$35,314

In order to estimate an allowance for losses from financing receivables, the Company reviews the credit worthiness of its customers on an ongoing basis. As of September 30, 2019, $34.6 million and $0.7 million of the Company’s financing receivable would be categorized as Tier 1 and Tier 2, respectively, based on the internal customer credit ratings as described in Note 6.

(8)  Intangible Assets

The Company amortizes intangible assets on a straight line-basis over their estimated useful lives as follows:

Trademarks and tradenames	2-3 years
Customer relationships	5-8 years

The Company’s intangible assets as of September 30, 2019 and December 31, 2018 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2019
Trademarks and tradenames	$1,786	$(1,786)	$-
Customer relationships	9,344	(4,819)	4,525
	$11,130	$(6,605)	$4,525
December 31, 2018
Trademarks and tradenames	$1,786	$(1,786)	$-
Customer relationships	9,344	(3,611)	5,733
	$11,130	$(5,397)	$5,733

Amortization expense was $0.4 million and $0.5 million for the three months ended September 30, 2019 and 2018, respectively, and $1.2 million and $1.5 million for the nine months ended September 30, 2019 and 2018, respectively, and was included in administrative expenses in the consolidated statements of operations.

As of September 30, 2019, estimated future amortization expenses are as follows (in thousands):

2020	$1,609
2021	1,609
2022	664
2023	474
2024	169
$4,525

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(9)  Leases

Lessor

The Company leases its rental equipment on either short-term operating leases through master lease agreements, long-term non-cancelable operating leases, or finance leases. The following table summarizes the components of lease revenue (in thousands):

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2019	2019
Lease revenue - sales-type and direct finance leases
Profit at lease commencement	$-	$-
Interest income on lease receivable	11,112	33,436
	11,112	33,436
Lease revenue - operating leases	62,002	184,464
Other revenue	3,499	9,404
Interest income on financing receivable	687	1,281
Total lease revenue	$77,300	$228,585

The following represents future minimum rents receivable under long-term non-cancelable operating leases (in thousands):

As of
September 30,
2019
2020	$159,590
2021	138,980
2022	118,278
2023	84,772
2024	48,966
2025 and thereafter	85,945
Total	$636,531

As of
December 31,
2018
2019	$158,252
2020	129,740
2021	112,111
2022	96,964
2023	66,864
2024 and thereafter	107,346
Total	$671,277

See Note 6 for contractual maturities of the Company’s gross sales-type and finance lease receivables.

Lessee

The Company has entered into various non-cancelable office space leases with original lease periods expiring between 2019 and 2025.  As of September 30, 2019, operating lease ROU assets of $6.8 million were reported in other non-current assets in the consolidated balance sheets. As of September 30, 2019, total operating lease liabilities were $7.7 million, of which $2.4 million are due within one year and $5.3 million are due beyond one year and were recorded in accrued expenses and other current liabilities and other non-current liabilities, respectively, in the consolidated balance sheets.

Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements. Lease expense for lease payments is recognized on a straight-line basis over the lease term and is reported in administrative expenses in the consolidated statements of operations.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the components of lease expense (in thousands):

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2019	2019
Operating lease cost	$684	$1,870
Short-term lease cost	19	50
Variable lease cost	112	269
Total lease cost	$815	$2,189

The weighted-average remaining term of the Company’s operating leases was 3.2 years and the weighted-average discount rate used to measure the present value of the Company’s operating lease liabilities was 3.7% as of September 30, 2019.

Maturities of the Company’s operating lease liabilities, which do not include short-term leases, as of September 30, 2019 were as follows (in thousands):

2020	$2,628
2021	2,612
2022	2,219
2023	499
2024	216
2025 and thereafter	39
Total lease payments	8,213
Less imputed interest	(467)
Total operating lease liabilities	$7,746

Cash paid for operating leases was $1.8 million during the nine months ended September 30, 2019.

(10)  Debt

Details of the Company’s debt as of September 30, 2019 and December 31, 2018 were as follows (dollars in thousands):

	September 30, 2019			December 31, 2018
	Outstanding		Average	Outstanding		Average
	Current	Long-term	Interest	Current	Long-term	Interest	Maturity

Revolving credit	$-	$480,000	3.5%	$4,200	$301,000	4.2%	June 2023
Revolving credit facility - Rail (1) (2)	-	162,500	3.5%	-	272,500	4.2%	October 2023
Revolving credit facility - Euro	18,559	-	2.0%	-	19,457	2.0%	September 2020
Term loan	1,800	25,950	4.3%	1,800	27,300	4.5%	April 2023
Term loan (3)	107,250	-	3.6%	111,750	-	3.8%	October 2019
Term loan	7,000	70,250	3.8%	7,000	75,500	4.0%	June 2021
Term loan (1)	1,273	14,325	3.4%	1,240	15,284	3.4%	December 2020
Term loan (1)	2,989	38,399	3.6%	2,909	40,651	3.6%	August 2021
Term loan	6,000	88,000	4.6%	6,000	92,500	4.6%	October 2023
Senior secured notes	6,110	46,665	4.9%	6,110	52,775	4.9%	September 2022
Asset-backed notes 2012-1	17,100	35,625	3.5%	17,100	48,450	3.5%	October 2027
Asset-backed notes 2013-1	22,900	57,250	3.4%	22,900	74,425	3.4%	March 2028
Asset-backed notes 2017-1	25,307	170,822	3.7%	25,307	189,802	3.7%	June 2042
Asset-backed notes 2018-1	34,890	258,767	4.0%	34,890	284,935	4.0%	February 2043
Asset-backed notes 2018-2	34,350	274,800	4.4%	34,350	300,563	4.4%	September 2043
Collateralized financing obligations	23,455	75,917	1.5%	39,610	67,615	1.2%	December 2021
Term loans held by VIE	5,195	32,570	4.2%	1,456	-	3.3%	June 2019
	314,178	1,831,840		316,622	1,862,757
Debt issuance costs	(4,678)	(12,191)		(5,241)	(15,124)
Total Debt	$309,500	$1,819,649		$311,381	$1,847,633

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1) These facilities will be repaid upon the sale of the railcar assets.

(2) The maximum credit commitment under the Rail revolving credit facility was decreased on October 1, 2019 from $550 million to $250 million.

(3) Outstanding balance of $107.3 million was repaid on October 1, 2019.

The Company maintains its revolving credit facilities to finance the acquisition of rental equipment and for general working capital purposes. As of September 30, 2019, the Company had $1,016.1 million in total availability under its revolving credit facilities (net of $0.1 million in letters of credit), subject to the Company’s ability to meet the collateral requirements under the agreements governing the facilities. Based on the borrowing base and collateral requirements at September 30, 2019, the borrowing availability under the Company’s revolving credit facilities was $88.4 million, assuming no additional contributions of assets.

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

The agreements relating to all of the Company’s debt contain various financial and other covenants. As of September 30, 2019, the Company was in compliance with all of its financial and other covenants.

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

The following table summarizes the Company’s stock option activities for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019		2018
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Options outstanding at January 1	850,167	$16.46	859,560	$16.44
Options exercised	(138,723)	$13.95	(9,393)	$14.76
Options forfeited	(3,000)	$12.88	-	$-
Options expired	(15,000)	$25.53	-	$-
Options outstanding at September 30	693,444	$16.78	850,167	$16.46
Options exercisable	591,842	$17.42	625,263	$17.54
Weighted average remaining term	5.7 years		6.0 years

The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2019 and 2018 was $1.4 million and $0.1 million, respectively. The aggregate intrinsic value of all options outstanding as of September 30, 2019 was $3.7 million based on the closing price of the Company’s common stock of $21.77 per share on September 30, 2019, the last trading day of the quarter.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company recognized stock-based compensation expense relating to stock options of $0.2 million for both the three months ended September 30, 2019 and 2018, and $0.6 million and $1.0 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, the remaining unamortized stock-based compensation cost relating to stock options granted to the Company’s employees and independent directors was approximately $0.7 million, which is to be recognized over the remaining weighted average vesting period of approximately 1.1 years.

The Company did not grant any stock options during the nine months ended September 30, 2019 and 2018.

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

The following table summarizes the activity of restricted stock and performance stock under the 2019 Plan:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2018	204,730	$20.45
Granted	166,939	$25.37
Vested	(81,259)	$20.89
Forfeited	(8,674)	$22.42
Outstanding at September 30, 2019	281,736	$23.18

The Company recognized stock-based compensation expense relating to restricted stock and performance stock awards of $0.7 million and $0.5 million for the three months ended September 30, 2019 and 2018, respectively, and $1.8 million and $1.1 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, unamortized stock-based compensation expense relating to restricted stock and performance stock was $4.8 million, which will be recognized over the remaining average vesting period of 2.2  years.

Stock-based compensation expense is recorded as a component of administrative expenses in the Company’s consolidated statements of operations with a corresponding credit to additional paid-in capital in the Company’s consolidated balance sheets.

Employee Stock Purchase Plan

In June 2019, the Company’s stockholders approved the CAI International, Inc. 2019 Employee Stock Purchase Plan (ESPP). The ESPP provides a means by which eligible employees may be given an opportunity to purchase shares of the Company’s common stock at a discount using payroll deductions. The ESPP authorizes the issuance of up to 250,000 shares of the Company’s common stock. The ESPP has not yet been implemented and no shares were issued under the ESPP during the three months ended September 30, 2019.

(12)  Income Taxes

The consolidated income tax expense for the three and nine months ended September 30, 2019 and 2018, was determined based upon estimates of the Company’s consolidated annual effective income tax rate for the years ending December 31, 2019 and 2018, respectively. The difference between the consolidated annual effective income tax rate and the U.S. federal statutory rate is primarily attributable to foreign income taxes, state income taxes and the effect of certain permanent differences.

The Company’s estimated effective tax rate was 6.1% at September 30, 2019, compared to 5.0% at September 30, 2018.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company accounts for uncertain tax positions based on an evaluation as to whether it is more likely than not that a position will be sustained on audit, including resolution of any related appeals or litigation processes. This evaluation is based on all available evidence and assumes that the appropriate tax authorities have full knowledge of all relevant information concerning the tax position. Once it has been determined that a tax position is more likely than not to be sustained on its technical merits, the tax benefit recognized is based on the largest amount that is greater than 50% likely of being realized upon ultimate settlement. As of September 30, 2019, the Company had unrecognized tax benefits of $0.3 million, which if recognized, would reduce the Company’s effective tax rate. Total accrued interest relating to unrecognized tax benefits was less than $0.1 million as of September 30, 2019. The Company does not believe the total amount of unrecognized tax benefits as of September 30, 2019 will change for the remainder of 2019.

(13)  Fair Value of Financial Instruments

The carrying amounts of cash, restricted cash, accounts receivable and accounts payable reflected in the balance sheets as of September 30, 2019 and December 31, 2018, approximate their fair value due to the short-term nature of these financial assets and liabilities. The carrying value of variable rate debt in the balance sheets as of September 30, 2019 and December 31, 2018 approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.

The principal balance of the Company’s fixed-rate term loans, asset-backed notes and collateralized financing obligations was $151.0 million, $931.8 million and $99.4 million as of September 30, 2019, with a fair value of approximately $153.7 million, $945.3 million and $100.8 million, respectively, based on the fair value of estimated future payments calculated using prevailing interest rates. The fair value of these financial instruments would be categorized as Level 2 in the fair value hierarchy. The principal balance of the Company’s asset-backed notes and collateralized financing obligations was $1,032.7 million and $107.2 million as of December 31, 2018, with a fair value of approximately $1,024.7 million and $108.9 million, respectively. Management believes that the balances of the Company’s senior secured notes of $52.8 million and $58.9 million and term loans held by VIE of $37.8 million and $1.5 million as of September 30, 2019 and December 31, 2018, respectively, fixed-rate term loans of $158.6 million as of December 31, 2018,  and financing receivable of $35.3 million as of September 30, 2019, approximate their fair values. The fair value of these financial instruments would be categorized as Level 2 in the fair value hierarchy.

(14)  Commitments and Contingencies

In addition to its debt obligations described in Note 9 above, the Company had commitments to purchase approximately $32.8 million of containers as of September 30, 2019, all in the twelve months ending September 30, 2020.

(15)  Stockholders’ Equity

Stock Repurchase Plan

In October 2018, the Company announced that the Board of Directors approved the repurchase of up to three million shares of its outstanding common stock. The number, price, structure and timing of the repurchases, if any, will be at the Company’s sole discretion and will be evaluated by the Company depending on prevailing market conditions, corporate needs, and other factors. The stock repurchases may be made in the open market, block trades or privately negotiated transactions. This stock repurchase program replaces any available prior share repurchase authorization and may be discontinued at any time. During the nine months ended September 30, 2019, the Company repurchased 1.5 million shares of its common stock under this repurchase plan, at a cost of approximately $34.1 million. The Company did not repurchase any shares under this repurchase plan during the three months ended September 30, 2019. As of September 30, 2019, approximately 1.0 million shares remained available for repurchase under this share repurchase program.

Common Stock At-the-Market (ATM) Offering Program

In October 2017, the Company commenced an ATM offering program with respect to its common stock, which allows the Company to issue and sell up to 2.0 million shares of its common stock. The Company did not issue any shares under this ATM offering program during the nine months ended September 30, 2019. The Company has remaining capacity to issue and sell up to approximately 1.0 million of additional shares of common stock under this ATM offering program.

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

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Series A Preferred Stock ATM Offering Program

In May 2018, the Company commenced an ATM offering program with respect to its Series A Preferred Stock, which allows the Company to issue and sell up to 2.2 million shares of its Series A Preferred Stock. The Company did not issue any shares under this ATM offering program during the nine months ended September 30, 2019. The Company has remaining capacity to issue and sell up to approximately 1.8 million of additional shares of Series A Preferred Stock under this ATM offering program.

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

As disclosed in Note 3, the Company’s railcar assets have been reclassified as held for sale in the accompanying unaudited consolidated balance sheets and the operations of the rail business have been reclassified as discontinued operations in the accompanying unaudited consolidated statements of operations. As a result, the Company will no longer report Rail leasing as a segment. The Company revised prior period information to conform to current period presentation.

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

The following tables show condensed segment information for the three and nine months ended September 30, 2019 and 2018, reconciled to the Company’s income before income taxes as shown in its consolidated statements of operations for such periods (in thousands):

	Three Months Ended September 30, 2019
	Container Leasing	Logistics	Total
Total revenue	$77,300	$30,270	$107,570
Operating expenses	39,668	30,679	70,347
Amortization of intangible assets	-	403	403
Total operating expenses	39,668	31,082	70,750
Operating income (loss)	37,632	(812)	36,820
Net interest and other expenses (income)	20,507	(4)	20,503
Income (loss) before income taxes	$17,125	$(808)	$16,317
Purchase of rental equipment (1)	$89,027	$-	$89,027

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended September 30, 2018
	Container Leasing	Logistics	Total
Total revenue	$75,331	$31,362	$106,693
Operating expenses	32,985	33,608	66,593
Amortization of intangible assets	-	451	451
Total operating expenses	32,985	34,059	67,044
Operating income (loss)	42,346	(2,697)	39,649
Net interest and other expenses (income)	15,932	(5)	15,927
Income (loss) before income taxes	$26,414	$(2,692)	$23,722
Purchase of rental equipment (1)	$251,670	$-	$251,670

	Nine Months Ended September 30, 2019
	Container Leasing	Logistics	Total
Total revenue	$228,585	$87,788	$316,373
Operating expenses	116,538	91,025	207,563
Amortization of intangible assets	-	1,208	1,208
Total operating expenses	116,538	92,233	208,771
Operating income (loss)	112,047	(4,445)	107,602
Net interest and other expenses (income)	60,598	(12)	60,586
Income (loss) before income taxes	$51,449	$(4,433)	$47,016
Purchase of rental equipment (1)	$256,469	$-	$256,469

	Nine Months Ended September 30, 2018
	Container Leasing	Logistics	Total
Total revenue	$208,298	$81,251	$289,549
Operating expenses	96,129	83,603	179,732
Amortization of intangible assets	-	1,538	1,538
Total operating expenses	96,129	85,141	181,270
Operating income (loss)	112,169	(3,890)	108,279
Net interest and other expenses (income)	44,284	(16)	44,268
Income (loss) before income taxes	$67,885	$(3,874)	$64,011
Purchase of rental equipment (1)	$477,703	$-	$477,703

(1)  Represents cash disbursements for purchasing of rental equipment as reflected in the consolidated statements of cash flows for the periods indicated.

The summary below presents total assets for the Company's segments as of the dates indicated (in thousands):

	September 30, 2019	December 31, 2018
Container leasing	$2,611,755	$2,506,279
Logistics (2)	44,380	45,951
Rail (3)	294,599	460,387
Total assets	$2,950,734	$3,012,617

(2)  Includes goodwill of $15.8 million as of September 30, 2019 and December 31, 2018.

(3)  Represents total assets related to discontinued operations, including assets held for sale of $284.8 million and $449.7 million as of September 30, 2019 and December 31, 2018, respectively.

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

The following table represents the geographic allocation of revenue for the periods indicated based on customers’ primary domicile (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
United States	$31,887	$33,162	$92,840	$86,706
Switzerland	13,837	13,929	41,712	36,246
Korea	10,807	8,707	31,361	21,927
Singapore	10,655	5,987	31,005	16,725
France	8,768	9,295	26,582	27,435
Other Asia	14,638	18,828	44,613	52,608
Other Europe	16,529	14,636	47,052	40,794
Other International	449	2,149	1,208	7,108
Total revenue	$107,570	$106,693	$316,373	$289,549

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

The following table sets forth the reconciliation of basic and diluted net income per share for the three and nine months ended September 30, 2019 and 2018 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator
Net income from continuing operations	$12,958	$20,571	$37,524	$57,897
Net loss from discontinued operations	(19,912)	(565)	(20,983)	(1,625)
Net (loss) income attributable to CAI common stockholders	$(6,954)	$20,006	$16,541	$56,272
Denominator
Weighted-average shares used in per share computation - basic	17,330	19,214	17,850	19,741
Effect of dilutive securities:
Stock options and restricted stock	195	278	272	256
Weighted-average shares used in per share computation - diluted	17,525	19,492	18,122	19,997

Net income (loss) per share attributable to CAI common
stockholders:
Basic
Continuing operations	$0.75	$1.07	$2.10	$2.93
Discontinued operations	$(1.15)	$(0.03)	$(1.17)	$(0.08)
Total basic	$(0.40)	$1.04	$0.93	$2.85
Diluted
Continuing operations	$0.74	$1.06	$2.07	$2.90
Discontinued operations	$(1.14)	$(0.03)	$(1.16)	$(0.09)
Total diluted	$(0.40)	$1.03	$0.91	$2.81

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The calculation of diluted earnings per share for the three months ended September 30, 2019 and 2018, excluded from the denominator 246,750 and 86,055 shares, respectively, of common stock options because their effect would have been anti-dilutive. The calculation of diluted earnings per share for the nine months ended September 30, 2019 and 2018, excluded from the denominator 127,135 and 158,495 shares, respectively, of common stock options because their effect would have been anti-dilutive.

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

The following tables show the composition of our fleet as of September 30, 2019 and 2018, and our average utilization for the three and nine months ended September 30, 2019 and 2018:

	As of September 30,
	2019	2018
Owned container fleet in TEUs	1,623,588	1,435,516
Managed container fleet in TEUs	72,462	75,872
Total container fleet in TEUs	1,696,050	1,511,388

Owned container fleet in CEUs	1,649,465	1,475,142
Managed container fleet in CEUs	88,493	69,134
Total container fleet in CEUs	1,737,958	1,544,276

Owned railcar fleet in units	5,504	7,489

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Average container fleet utilization in CEUs	98.4%	99.2%	98.7%	99.2%
Average owned container fleet utilization in CEUs	98.6%	99.2%	98.7%	99.2%
Average railcar fleet utilization	85.3%	89.0%	88.1%	88.1%

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

Utilization of containers is computed by dividing the average total units on lease during the period in CEUs, by the average total CEUs in our container fleet during the period. Utilization of railcars is computed by dividing the average number of railcars on lease during the period by the average total number of railcars in our fleet during the period. In both cases, the total fleet excludes new units not yet leased and off-hire units designated for sale. If new units not yet leased are included in the total fleet, utilization would be 95.9% and 96.4% for the total container fleet, 95.9% and 96.4% for the owned container fleet, and 82.1%  and 84.6%  for the railcar fleet, for the three and nine months ended September 30, 2019, respectively.

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

During the three months ended June 30, 2019, a loss of $7.3 million was recorded when the assets of the railcar business were reclassified as held for sale. During the three months ended September 30, 2019, we incurred an additional impairment charge of $25.6 million to reduce the book value of our railcar portfolio to its estimated fair value. To assist us in our assessment of fair value, a third-party desk top appraisal was carried out on the railcar fleet using the market value approach.  See Note 3 – Discontinued Operations to the consolidated financial statements in this Quarterly Report on Form 10-Q for more information.

Results of Operations - Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,		Increase/(Decrease)
	2019	2018	Amount	Percent
Total revenue	$107,570	$106,693	$877	1%
Operating expenses	70,750	67,044	3,706	6%
Total other expenses	20,503	15,927	4,576	29%
Net income from continuing operations	12,958	20,571	(7,613)	(37)%
Net loss from discontinued operations	(19,912)	(565)	(19,347)	3,424%
Net (loss) income attributable to CAI common stockholders	(6,954)	20,006	(26,960)	(135)%

The increase in total revenue for the three months ended September 30, 2019 compared to the three months ended September 30, 2018,  was attributable to a $2.0 million, or 3%, increase in container lease revenue, partially offset by a $1.1 million, or 3%, decrease in logistics revenue. The increase in operating expenses for the three months ended September 30, 2019 compared to the three months ended September 30, 2018,  was as a result of a $2.2 million, or 86%, increase in storage, handling and other expenses, a $1.0 million, or 4%, increase in depreciation expense, a $0.8 million, or 7%, increase in administrative expenses, and a $0.2 million, or 8%, decrease in gain on sale of used rental equipment, partially offset by a $0.5 million, or 2%, decrease in logistics transportation costs. Total other expenses for the three months ended September 30, 2019 increased compared with the three months ended September 30, 2018, primarily due to a $4.3 million, or 27%, increase in net interest expense. Total dividends of $2.2 million on our preferred stock were recorded in the three months ended September 30, 2019,  compared to total dividends of $1.7 million for the three months ended September 30, 2018. The increase in revenue, offset by the increase in operating expenses, total other expenses, preferred stock dividends, and the loss from discontinued operations resulted in a decrease in net income attributable to CAI common stockholders for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, of $27.0 million.

Container lease revenue

	Three Months Ended September 30,		Increase
($ in thousand)	2019	2018	Amount	Percent
Container lease revenue	$77,300	$75,331	$1,969	3%

The increase in container lease revenue for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was mainly attributable to an  $8.9 million increase in rental revenue, primarily due to a 15% increase in the average number of CEUs of on-lease owned containers, partially offset by a $7.0 million decrease resulting from a 10% reduction in average owned container per diem rental rates.

Logistics revenue and gross margin

	Three Months Ended September 30,		Decrease
($ in thousand)	2019	2018	Amount	Percent
Logistics revenue	$30,270	$31,362	$(1,092)	(3)%
Logistics transportation costs	27,037	27,541	(504)	(2)%
Logistics gross margin	$3,233	$3,821	$(588)	(15)%

The decrease in logistics revenue for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily due to a decrease in rates, partially offset by an increase in volume in our intermodal and truck brokerage operations.  The gross margin percentage fell from 12.2% for the three months ended September 30, 2018 to 10.7% for the three months ended September 30, 2019 due primarily to lower margins being achieved in our intermodal and truck brokerage operations.

Depreciation of rental equipment

	Three Months Ended September 30,		Increase
($ in thousand)	2019	2018	Amount	Percent
Container leasing	$28,750	$27,735	$1,015	4%

Depreciation expense for the three months ended September 30, 2019 increased compared to the three months ended September 30, 2018. While there was  a 14% increase in the average size of our owned container fleet during the twelve months,  32% of containers purchased during the current year were used, which depreciate at a lower rate or are already fully depreciated.

Storage, handling and other expenses

	Three Months Ended September 30,		Increase
($ in thousand)	2019	2018	Amount	Percent
Container leasing	$4,672	$2,506	$2,166	86%

The increase in storage, handling and other expenses for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily attributable to a  $1.3 million increase in storage, handling and repair expenses due to an increase in the average size of the off-lease fleet, a  $0.4 million credit recorded in recovery costs in the prior year as a result of insurance proceeds received relating to the bankruptcy of Hanjin Shipping Co. Ltd. (Hanjin), and a $0.2 million increase in container liability insurance.

Gain on sale of rental equipment

	Three Months Ended September 30,		Decrease
($ in thousand)	2019	2018	Amount	Percent
Container leasing	$2,411	$2,633	$(222)	(8)%

While we sold approximately 45%  more CEUs of containers during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, there was a decrease of 13% in the average sale price per unit, resulting in a decrease in gain on sale.

Administrative expenses

	Three Months Ended September 30,		Increase/(Decrease)
($ in thousand)	2019	2018	Amount	Percent
Container leasing	$8,666	$7,241	$1,425	20%
Logistics	4,036	4,654	(618)	(13)%
	$12,702	$11,895	$807	7%

Container leasing

The increase in administrative expenses for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily attributable to a $1.3 million increase in bad debt expense resulting from non-payment from certain customers called into default and a $0.5 million increase in legal and professional fees, partially offset by a $0.3 million decrease in incentive-based compensation.

Logistics

The decrease in administrative expenses for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily attributable to a $0.4 million decrease in payroll-related costs between the two periods due to a reduction in headcount.

Other expenses

	Three Months Ended September 30,		Increase
($ in thousand)	2019	2018	Amount	Percent
Net interest expense	$20,123	$15,811	$4,312	27%
Other expense	380	116	264	228%
	$20,503	$15,927	$4,576	29%

Net interest expense

The increase in net interest expense for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was due primarily to an increase in our average loan principal balance between the two periods, as we continue to increase borrowings to finance the acquisition of additional rental equipment, partially offset by a decrease in the average interest rate on our outstanding debt, caused by a slight decrease in LIBOR, from approximately 3.8% as of September 30, 2018 to 3.7% as of September 30, 2019.

Other expense

Other expense, representing a loss on foreign exchange of $0.4 million for the three months ended September 30, 2019,  increased from a loss of $0.1 million for the three months ended September 30, 2018, primarily as a result of movements in the U.S. Dollar exchange rate against the Euro.

Income tax expense

	Three Months Ended September 30,		Decrease
($ in thousand)	2019	2018	Amount	Percent
Income tax expense	$1,152	$1,403	$(251)	(18)%

Income tax expense for the three months ended September 30, 2019 remained relatively consistent with the three months ended September 30, 2018.  While income before tax decreased between the two periods, the full-year estimated effective tax rate increased from 5.0% at September 30, 2018 to 6.1% at September 30, 2019. The increase in estimated full-year effective tax rate was primarily caused by an increase in the amount of interest income generated by foreign direct finance leases subject to both foreign and U.S. income tax.

Preferred stock dividends

	Three Months Ended September 30,		Increase
($ in thousand)	2019	2018	Amount	Percent
Preferred stock dividends	$2,207	$1,748	$459	26%

An accrual for preferred stock dividends of $2.2 million was recorded in the three months ended September 30, 2019 attributable to the shares of preferred stock that were issued in 2018 and outstanding as of September 30, 2019. The Series B Preferred Stock was issued in August 2018 and as a result, the accrual for preferred stock dividends was $1.7 million for the three months ended September 30, 2018.

Loss from discontinued operations

	Three Months Ended September 30,		Increase/(Decrease)
	2019	2018	Amount	Percent
Rail lease revenue	$5,871	$8,759	$(2,888)	(33)%
Operating expenses	3,316	5,527	(2,211)	(40)%
Interest expense	2,975	3,972	(997)	(25)%
Impairment of rental equipment	25,632	-	25,632	100%
Net loss from discontinued operations	(19,912)	(565)	(19,347)	3,424%

The decrease in rail lease revenue for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, was primarily attributable to a decrease in the size of the on-lease railcar fleet between the two periods. The decrease in operating expenses for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, was as a result of a $3.5 million, or 100%, decrease in depreciation expense, a $0.8 million increase in gain on sale of rental equipment and a $0.4 million, or 36% decrease in administrative expenses, partially offset by a $2.4 million, or 243%, increase in storage, handing and other expenses.  The decrease in interest expense for the three months ended September 30, 2019 compared with the three months ended September 30, 2018, was primarily attributable to a decrease in our average loan principal balance between the two periods. The decrease in revenue and the $25.6 million impairment of rental equipment,  partially offset by the decrease in operating expenses and interest expense resulted in an increase in net loss from discontinued operations for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, of $19.3 million.

Results of Operations - Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The following table summarizes our results from operations for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)
	2019	2018	Amount	Percent
Total revenue	$316,373	$289,549	$26,824	9%
Operating expenses	208,771	181,270	27,501	15%
Total other expenses	60,586	44,268	16,318	37%
Net income from continuing operations	37,524	57,897	(20,373)	(35)%
Net loss from discontinued operations	(20,983)	(1,625)	(19,358)	1,191%
Net income attributable to CAI common stockholders	16,541	56,272	(39,731)	(71)%

The increase in total revenue for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018,  was attributable to a $20.3 million, or 10%, increase in container lease revenue and a $6.5 million, or 8%, increase in logistics revenue. The increase in operating expenses for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018,  was as a result of a  $7.1 million, or 10%, increase in logistics transportation costs, a $6.8 million, or 9%, increase in depreciation expense, a $6.8 million, or 118%, increase in storage, handling and other expenses, a $4.7 million, or 14%, increase in administrative expenses, and a $2.1 million, or 28%, decrease in gain on sale of used rental equipment. Total other expenses for the nine months ended September 30, 2019 increased compared with the nine months ended September 30, 2018, primarily due to a $16.3 million, or 37%, increase in net interest expense. Total dividends of $6.6 million on our preferred stock was recorded in the nine months ended September 30, 2019, compared to total dividends of $2.9 million for the nine months ended September 30, 2018. The increase in revenue, offset by the increase in operating expenses, total other expenses, preferred stock dividend,  and the increase in loss from discontinued operations, resulted in a decrease in net income attributable to CAI common stockholders for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, of $39.7 million.

Container lease revenue

	Nine Months Ended September 30,		Increase
($ in thousand)	2019	2018	Amount	Percent
Container lease revenue	$228,585	$208,298	$20,287	10%

The increase in container lease revenue for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was mainly attributable to a $32.9 million increase in rental revenue, primarily due to a 19% increase in the average number of CEUs of on-lease owned containers, partially offset by a $12.7 million decrease resulting from a 7% reduction in average owned container per diem rental rates.

Logistics revenue and gross margin

	Nine Months Ended September 30,		Increase/(Decrease)
($ in thousand)	2019	2018	Amount	Percent
Logistics revenue	$87,788	$81,251	$6,537	8%
Logistics transportation costs	77,647	70,536	7,111	10%
Logistics gross margin	$10,141	$10,715	$(574)	(5)%

The increase in logistics revenue for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was due to an increase in freight rates, partially offset by a decrease in volume in our intermodal and truck brokerage operations. Transportation costs increased at a slightly higher rate than revenue due primarily to increased volume in our lower margin intermodal business and resulted in a  decrease in the gross margin percentage from 13.2% for the nine months ended September 30, 2018 to 11.6% for the nine months ended September 30, 2019.

Depreciation of rental equipment

	Nine Months Ended September 30,		Increase
($ in thousand)	2019	2018	Amount	Percent
Container leasing	$85,819	$79,016	$6,803	9%

Depreciation expense for the nine months ended September 30, 2019 increased compared to the nine months ended September 30, 2018. While there was a 19% increase in the average size of our owned container fleet during the twelve months, 32% of containers purchased during the current year were used, which depreciate at a lower rate or are already fully depreciated.

Storage, handling and other expenses

	Nine Months Ended September 30,		Increase
($ in thousand)	2019	2018	Amount	Percent
Container leasing	$12,631	$5,803	$6,828	118%

The increase in storage, handling and other expenses for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily attributable to a $1.8 million credit recorded in recovery costs in the prior year as a result of insurance proceeds received relating to the bankruptcy of Hanjin, a  $2.9 million increase in storage, handling and repair expenses due to an increase in the average size of the off-lease fleet and a $0.6 million increase in container liability insurance.

Gain on sale of rental equipment

	Nine Months Ended September 30,		Decrease
($ in thousand)	2019	2018	Amount	Percent
Container leasing	$5,436	$7,530	$(2,094)	(28)%

While we sold approximately 41% more CEUs of containers during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, there was a decrease of 7% in the average sale price per unit, resulting in a decrease in gain on sale.

Administrative expenses

	Nine Months Ended September 30,		Increase
($ in thousand)	2019	2018	Amount	Percent
Container leasing	$23,531	$20,705	$2,826	14%
Logistics	14,579	12,740	1,839	14%
	$38,110	$33,445	$4,665	14%

Container leasing

The increase in administrative expenses for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily attributable to a $1.3 increase in bad debt expense resulting from non-payment from certain customers called into default, a $0.8 million increase in payroll-related costs, largely due to increased incentive compensation and increased stock-based compensation expense, and a $0.8 million increase in legal and professional fees.

Logistics

The increase in administrative expenses for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily attributable to a $1.5 million increase in payroll-related costs between the two periods due to an increase in average headcount.

Other expenses

	Nine Months Ended September 30,		Increase
($ in thousand)	2019	2018	Amount	Percent
Net interest expense	$60,049	$43,758	$16,291	37%
Other expense	537	510	27	5%
	$60,586	$44,268	$16,318	37%

Net interest expense

The increase in net interest expense for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was due primarily to an increase in our average loan principal balance between the two periods, as we continue to increase borrowings to finance the acquisition of additional rental equipment, partially offset by a decrease in the average interest rate on our outstanding debt, caused by a decrease in LIBOR, from approximately 3.8% as of September 30, 2018 to 3.7% as of September 30, 2019.

Other expense

Other expense, representing a loss on foreign exchange of $0.5 million for the nine months ended September 30, 2019,  remained relatively consistent with the nine months ended September 30, 2018.

Income tax expense

	Nine Months Ended September 30,		Decrease
($ in thousand)	2019	2018	Amount	Percent
Income tax expense	$2,871	$3,197	$(326)	(10)%

Income tax expense for the nine months ended September 30, 2019 remained relatively consistent compared to the nine months ended September 30, 2018. While income before tax decreased between the two periods, the full-year estimated effective tax rate increased from 5.0% at September 30, 2018 to 6.1% at September 30, 2019. The increase in full-year estimated effective tax rate was primarily caused by an increase in the amount of interest income generated by foreign direct finance leases subject to both foreign and U.S. income tax.

Preferred stock dividends

	Nine Months Ended September 30,		Increase
($ in thousand)	2019	2018	Amount	Percent
Preferred stock dividends	$6,621	$2,917	$3,704	127%

An accrual for preferred stock dividends of $6.6 million was recorded in the nine months ended September 30, 2019 attributable to the shares of preferred stock that were issued in 2018 and outstanding as of September 30, 2019. The Series B Preferred Stock being was issued in August 2018 and as a result, the accrual for preferred stock dividends was $2.9 million for the nine months ended September 30, 2018.

Loss from discontinued operations

The following table summarizes our results of discontinued operations for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)
	2019	2018	Amount	Percent
Rail lease revenue	$20,214	$26,982	$(6,768)	(25)%
Operating expenses	4,620	17,745	(13,125)	(74)%
Interest expense	10,104	11,364	(1,260)	(11)%
Loss on classification as held for sale and subsequent impairment	32,955	-	32,955	100%
Net loss from discontinued operations	(20,983)	(1,625)	(19,358)	1,191%

The decrease in rail lease revenue for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, was primarily attributable to a decrease in the size of the on-lease railcar fleet between the two periods. The decrease in operating expenses for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, was as a result of an  $9.4 million increase in gain on sale of rental equipment and a $5.3 million, or 50%, decrease in depreciation expense, partially offset by a $1.4 million, or 31%, increase in storage, handing and other expenses. The decrease in interest expense for the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018, was primarily attributable to a decrease in our average loan principal balance between the two periods. The decrease in revenue and the $33.0 million loss on classification as held for sale and subsequent impairment,  partially offset by the decrease in operating expenses and interest expense resulted in an increase in net loss from discontinued operations for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, of $19.4 million.

Liquidity and Capital Resources

As of September 30, 2019, we had cash and cash equivalents of $48.3 million, including $26.8 million of cash held by variable interest entities (VIEs). Our principal sources of liquidity are cash in-flows provided by operating activities, proceeds from the sale of rental equipment, borrowings from financial institutions, and equity and debt offerings. Our cash in-flows are used to finance capital expenditures and meet debt service requirements.

As of September 30, 2019, our outstanding indebtedness and current maximum borrowing level was as follows (in thousands):

	Current	Current
	Amount	Maximum
	Outstanding	Borrowing Level
Revolving credit facilities	$661,059	$1,677,293
Term loans	363,236	363,236
Senior secured notes	52,775	52,775
Asset-backed notes	931,811	931,811
Collateralized financing obligations	99,372	99,372
Term loans held by VIE	37,765	37,765
	2,146,018	3,162,252
Debt issuance costs	(16,869)	-
Total	$2,129,149	$3,162,252

As of September 30, 2019, we had $1,016.1 million in availability under our revolving credit facilities (net of $0.1 million in letters of credit), subject to our ability to meet the collateral requirements under the agreements governing the facilities. Based on the borrowing base and collateral requirements at September 30, 2019, the borrowing availability under our revolving credit facilities was $88.4 million, assuming no additional contributions of assets.

The maximum credit commitment under the Rail revolving credit facility was decreased on October 1, 2019 from $550 million to $250 million.

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

In addition to customary events of default, the agreements governing our indebtedness contain restrictive covenants, including limitations on certain liens, indebtedness and investments.  In addition, the agreements governing our indebtedness contain various restrictive financial and other covenants.  The financial covenants in the agreements governing our indebtedness require us to maintain: (1) in the case of our debt facilities, a consolidated funded debt to consolidated tangible net worth ratio of no more than 3.75:1.00, and in the case of our asset-backed notes, of no more than 4.50:1.00; and (2) in the case of our debt facilities, a fixed charge coverage ratio of at least 1.20:1.00, and in the case of our asset-backed notes, of at least 1.10:1.00. As of September 30, 2019, we were in compliance with all of our financial and other covenants.

Cash Flows

The following table sets forth certain cash flow information for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net income	$23,162	$59,189
Net income from continuing operations adjusted for non-cash items	133,881	141,078
Changes in working capital	52,260	(9,063)
Net cash provided by operating activities of continuing operations	186,141	132,015
Net cash used in investing activities of continuing operations	(237,081)	(407,469)
Net cash provided by financing activities of continuing operations	39,744	310,448
Net cash provided by (used in) discontinued operations	12,117	(12,217)
Effect on cash of foreign currency translation	(874)	(23)
Net increase in cash and restricted cash	47	22,754
Cash and restricted cash at beginning of period	75,983	47,209
Cash and restricted cash at end of period	$76,030	$69,963

Cash Flows from Continuing Operations

Operating Activities

Net cash provided by operating activities of continuing operations was $186.1 million for the nine months ended September 30, 2019, an increase of $54.1 million compared to $132.0 million for the nine months ended September 30, 2018. The increase was due to a  $61.3 million increase in our net working capital adjustments, partially offset by a $7.2 million decrease in income from continuing operations as adjusted for depreciation, amortization and other non-cash items. The decrease of $7.2 million in net income as adjusted for non-cash items was primarily due to a $16.7 million decrease in income from continuing operations and a $1.2 million decrease in deferred income taxes, partially offset by an increase of $6.9 million in depreciation expense,  a  decrease of $2.1 million in the gain on sale of rental equipment,  and an increase of $1.4 million in bad debt expense.

Net working capital provided by operating activities of $52.3 million in the nine months ended September 30, 2019, was due to a $45.4 million decrease in net investment in sales-type and direct finance leases, primarily due to receipt of principal payments, a $2.6 million decrease in accounts receivable, primarily caused by the timing of cash receipts from customers, and a  $4.1 million increase in accounts payable, accrued expenses and other liabilities, primarily caused by the timing of payments. Net working capital used in operating activities of $9.1 million in the nine months ended September 30, 2018 was due to a $6.9 million increase in accounts receivable, primarily caused by an increase in lease and logistics activity, a $1.6 million increase in prepaid expenses and other assets, and a $0.5 million decrease in accounts payable, accrued expenses and other liabilities, primarily caused by the timing of payments.

Investing Activities

Net cash used in investing activities of continuing operations was $237.1 million for the nine months ended September 30, 2019, a decrease of $170.4 million compared to net cash used in investing activities of $407.5 million for the nine months ended September 30, 2018. The decrease in cash was primarily attributable to a  $221.2 million decrease in purchase of rental equipment and a $12.8 million increase in proceeds from sale of rental equipment, partially offset by a $37.1 million decrease for the purchase of financing receivables and a $27.0 million decrease in receipt of principal payments from sales-type and direct finance leases.

Financing Activities

Net cash provided by financing activities from continuing operations was $39.7 million for the nine months ended September 30, 2019,  a decrease of $270.7 million compared to net cash provided by financing activities of  $310.4 million for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, our net cash inflow from borrowings was $80.7 million compared to net cash inflow of $245.9 million for the nine months ended September 30, 2018, which reflected a decrease in net borrowings used for the acquisition of rental equipment during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The decrease was also a result of a $103.7 million decrease in proceeds received from the issuance of common stock and preferred stock,  a  $6.2 million increase in the repurchase of common stock, and a $5.2 million increase in dividends paid to preferred stockholders during the nine months ended September 30, 2019, partially offset by a $9.2 million decrease in payments made for debt issuance costs.

Cash Flows from Discontinued Operations

Net cash provided by discontinued operations was $12.1 million for the nine months ended September 30, 2019, an increase of $24.3 million compared to net cash used by discontinued operations of $12.2 million for the nine months ended September 30, 2018. The increase in cash was primarily attributable to a $174.0 million increase in net cash provided by investing activities of discontinued operations, mainly as a result of proceeds received from the sale of railcar assets, partially offset by a $144.1 million increase in net cash used in financing activities of discontinued operations due to an increase in net cash outflow from borrowings for rail operations, and a $5.6 million decrease in net cash provided by operating activities of discontinued operations.

Equity Transactions

Stock Repurchase Plan

In October 2018, we announced that our Board of Directors approved the repurchase of up to three million shares of our outstanding common stock. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and will be evaluated by us depending on prevailing market conditions, corporate needs, and other factors. The stock repurchases may be made in the open market, block trades or privately negotiated transactions. This stock repurchase program replaces any available prior share repurchase authorization and may be discontinued at any time. During the nine months ended September 30, 2019, we repurchased 1.5 million shares of our common stock under this repurchase plan, at a cost of approximately $34.1 million. We did not repurchase any shares under this repurchase plan during the three months ended September 30, 2019. As of September 30, 2019, approximately 1.0 million shares remained available for repurchase under our share repurchase program.

Common Stock At-the-Market (ATM) Offering Program

In October 2017, we commenced an ATM offering program with respect to our common stock, which allows us to issue and sell up to 2.0 million shares of our common stock. We did not issue any shares under this ATM program during the nine months ended September 30, 2019. We have remaining capacity to issue up to approximately 1.0 million of additional shares of common stock under this ATM offering program.

Series A Preferred Stock ATM Offering Program

In May 2018, we commenced an ATM offering program with respect to our Series A Preferred Stock, which allows us to issue and sell up to 2.2 million shares of our Series A Preferred Stock. We did not issue any shares under this ATM program during the nine months ended September 30, 2019. We have remaining capacity to issue up to approximately 1.8 million of additional shares of Series A Preferred Stock under this ATM offering program.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments by due date as of September 30, 2019 (in thousands):

	Payments Due by Period
		Less than	1-2	2-3	3-4	4-5	More than
	Total	1 year	years	years	years	years	5 years
Total debt obligations:
Revolving credit facilities (1)	$661,059	$18,559	$-	$-	480,000	$162,500	$-
Term loans (1)	363,236	126,312	130,774	7,800	28,350	70,000	-
Senior secured notes	52,775	6,110	6,110	40,555	-	-	-
Asset-backed notes	931,811	134,547	134,547	134,547	107,421	94,547	326,202
Collateralized financing obligations	99,372	23,455	28,468	29,965	-	-	17,484
Term loans held by VIE	37,765	5,195	5,426	5,659	5,906	6,157	9,422
Interest on debt and capital lease obligations (2)	281,060	72,317	64,439	55,100	42,578	16,601	30,025
Rental equipment payable	54,202	54,202	-	-	-	-	-
Rent, office facilities and equipment	8,366	2,762	2,625	2,221	502	217	39
Equipment purchase commitments - Containers	32,797	32,797	-	-	-	-	-
Total contractual obligations	$2,522,443	$476,256	$372,389	$275,847	$664,757	$350,022	$383,172

(1)	Includes $162.5 million outstanding under a revolving credit facility and $57.0 million outstanding under term loans that are expected to be repaid upon the sale of our railcar assets.
(2)

Our estimate of interest expense commitment includes $87.4 million relating to our revolving credit facilities, $27.5 million relating to our term loans, $6.6 million relating to our senior secured notes, $147.2 million relating to our asset-back notes, $6.7 million relating to our collateralized financing obligations, and $5.6 million relating to our term loans held by VIE. The calculation of interest commitment related to our debt assumes the following weighted-average interest rates as of September 30, 2019: revolving credit facilities, 3.5%; term loans, 4.0%; senior secured notes, 4.9%; asset-backed notes, 4.0%; collateralized financing obligations, 1.5%; and term loans held by VIE, 4.2%. These calculations assume that weighted-average interest rates will remain at the same level over the next five years. We expect that interest rates will vary over time based upon fluctuations in the underlying indexes upon which these rates are based, including the potential discontinuation of LIBOR after 2021.

Off-Balance Sheet Arrangements

As of September 30, 2019, we had no material off-balance sheet arrangements or obligations that have or are reasonably likely to have a current or future effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the nine months ended September 30, 2019. See Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 5, 2019.

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

Foreign Exchange Rate Risk. Although we have significant foreign-based operations, the U.S. Dollar is our primary operating currency. Thus, most of our revenue and expenses are denominated in U.S. Dollars. We have equipment sales in British Pound Sterling, Euros and Japanese Yen and incur overhead costs in foreign currencies, primarily in British Pound Sterling and Euros. During the nine months ended September 30, 2019, the U.S. Dollar increased in value in relation to other major foreign currencies (such as the Euro and British Pound Sterling). The increase in the relative value of the U.S. Dollar has decreased our revenues and expenses denominated in foreign currencies. The associated decrease in the value of certain foreign currencies as compared to the U.S. Dollar has also caused assets held at some of our foreign subsidiaries to decrease in value when translated to US dollars. For the nine months ended September 30, 2019, we recognized a loss on foreign exchange of $0.5 million. A 10% change in foreign exchange rates would not have a material impact on our financial position, results of operations or cash flows.

Interest Rate Risk. The nature of our business exposes us to market risk arising from changes in interest rates to which our variable-rate debt is linked. As of September 30, 2019, the principal amount of debt outstanding under the variable-rate arrangements of our revolving credit facilities was $661.1 million. In addition, at September 30, 2019, we had balances on our variable-rate term loans of $212.2 million. As of September 30, 2019, our total outstanding variable-rate debt was $873.3 million, which represented 41% of our total debt at that date. The average interest rate on our variable-rate debt was 3.6% as of September 30, 2019, based on LIBOR plus a margin based on certain conditions set forth in our debt agreements.

A 1.0% increase or decrease in underlying interest rates for these debt obligations would increase or decrease interest expense by approximately $8.7 million annually assuming debt remains constant at September 30, 2019 levels.

While we actively manage our interest exposure by adjusting the ratio of floating and fixed-rate debt, we do not currently participate in hedging in the form of interest rate swaps or other derivative instruments to manage the market risks described above.

ITEM 4.  CONTROLS AND PROCEDURES

Management Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the Exchange Act), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2019 our disclosure controls and procedures were effective with respect to controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and are accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act) that occurred during the quarter ended September 30, 2019, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We may incur additional impairment charges on our rail assets, which may have an adverse effect on our business, financial condition or results of operations.

Due to the reclassification of our railcar business as “assets held for sale”, we recorded an asset impairment charge of $7.3 million for the quarter ending June 30, 2019 and an additional impairment charge of $25.6 million for the quarter ending September 30, 2019, reducing the value of our railcar assets to their estimated fair value.  The fair value was estimated based on the latest information available at June 30, 2019 and September 30, 2019.  There are a limited number of purchasers of rail assets and the price that we can receive, net of sale-related expenses, is dependent on many factors, including: market conditions, such as the state of the economy and the number of comparable new and used railcars available for purchase; demand for railcars in the particular configurations of the railcars in our fleet; and whether particular railcars are currently subject to leases, and if so, the terms of such leases.  As a result, although the impairment charges reflect our best estimate of the value of our rail assets as of the dates specified, no assurance can be provided that we will not incur additional impairment charges or losses on sale.   Any additional impairment charges could have a material adverse effect on our business, financial condition or results of operations.

In addition, no assurance can be given that our railcar business can be sold for a price that in our opinion reflects its intrinsic value.  If a sale of the railcar business at what we consider to be a reasonable price is not available, we may decide to cease efforts to sell the rail assets and resume operating the railcar assets as an ongoing business.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2019 – July 31, 2019	-	$-	-	1,000,000
August 1, 2019 – August 31, 2019(2)	175	24.30	-	1,000,000
September 1, 2019 – September 30, 2019	-	-	-	1,000,000
Total	175	$24.30	-	1,000,000

(1)

On October 8, 2018, we announced that our Board of Directors had approved the repurchase of up to three million shares of outstanding common stock. The repurchase plan does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. As of September 30, 2019, approximately 1.0 million shares remained available for repurchase under our share repurchase plan.

(2)	In August 2019, we withheld 175 shares of common stock, at an average price of $24.30 per share, to satisfy the tax obligations of certain of our employees upon the vesting of restricted stock awards.

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
101

The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018, (iv) Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, and (vi) Notes to Unaudited Consolidated Financial Statements.

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAI International, Inc.
(Registrant)

November 1, 2019	/s/ VICTOR M. GARCIA
Victor M. Garcia
President and Chief Executive Officer
(Principal Executive Officer)

November 1, 2019	/s/ TIMOTHY B. PAGE
Timothy B. Page
Chief Financial Officer
(Principal Financial and Accounting Officer)