Form 10-K
period 2019-12-31
CAI International, Inc.
filed 2020-03-05
CIK 1388430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                     to

Commission file number: 001-33388

CAI International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3109229
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Steuart Tower, 1 Market Plaza, Suite 2400
San Francisco, California	94105
(Address of principal executive office)	(Zip Code)

(415)  788-0100

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbols	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CAI	New York Stock Exchange
8.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock, par value $0.0001 per share	CAI-PA	New York Stock Exchange
8.50% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock, par value $0.0001 per share	CAI-PB	New York Stock Exchange

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

As of June 28, 2019, the last trading day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the New York Stock Exchange on June 28, 2019) was approximately $391.4 million. Shares of registrant’s common stock held by each executive officer, director and beneficial holders of 10% or more of the registrant’s common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	February 28, 2020
Common Stock, $0.0001 par value per share	17,487,222 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2020 Annual Meeting of Stockholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2019, are incorporated by reference into Part III hereof.

Annual Report on Form 10-K for the year ended December 31, 2019

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

The following tables show the composition of our fleet as of December 31, 2019 and our average utilization for the year ended December 31, 2019:

	As of	Percent of
	December 31,	Total
	2019	Container Fleet
Owned container fleet in TEUs	1,611,527	96%
Managed container fleet in TEUs	69,650	4%
Total container fleet in TEUs	1,681,177	100%

Owned container fleet in CEUs	1,642,118	95%
Managed container fleet in CEUs	85,698	5%
Total container fleet in CEUs	1,727,816	100%

Owned railcar fleet in units	5,498

Year Ended
December 31,
2019
Average container fleet utilization in CEUs	98.6%
Average owned container fleet utilization in CEUs	98.7%
Average railcar fleet utilization	87.2%

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

Utilization of containers is computed by dividing the average total units on lease during the period in CEUs, by the average total CEUs in our container fleet during the period. Utilization of railcars is computed by dividing the average number of railcars on lease during the period by the average total number of railcars in our fleet during the period. In both cases, the total fleet excludes new units not yet leased and off-hire units designated for sale. If new units not yet leased are included in the total fleet, average total container fleet utilization would be 96.2%, average owned container fleet utilization would be 96.1%, and average railcar fleet utilization would be 83.8%, for the year ended December 31, 2019.

Our revenue from continuing operations consists of container lease revenue from our owned container fleet, management fee revenue for managing containers for third-party investors and logistics revenue for the provision of logistics services. Substantially all of our revenue is denominated in U.S. dollars. For the year ended December 31, 2019, we recorded revenue of $416.5 million and net income attributable to CAI common stockholders of $22.2 million. A comparison of our 2019 financial results with those of the prior years can be found in Item 6. “Selected Financial Data” of this Annual Report on Form 10-K.

We earn container lease revenue from intermodal containers, which are deployed by our customers in a wide variety of global trade routes. Virtually all of our containers are used internationally, and no container is domiciled in one particular place for a prolonged period of time. As such, substantially all of our container assets are considered to be international with no single country of use. Our logistics business provides both domestic and international logistics services.

Discontinued Operations

In the quarter ended June 30, 2019, we committed to a plan to sell our railcar assets as we believe it is in the best interest of our shareholders to reallocate the capital invested in our rail business to other investments. As a result, the railcar assets have been classified as held for sale and the operations of the rail business have been classified as discontinued operations in the consolidated financial statements in this Annual Report on Form 10-K.  All prior periods presented in the consolidated financial statements have been restated to reflect the reclassification.

During the year ended December 31, 2019, we recorded an impairment charge of $33.0 million to reduce the book value of our railcar portfolio to its estimated fair value. To assist us in our assessment of fair value, a third-party desk top appraisal was carried out on the railcar fleet using a combination of cost and market approaches.  See Note 3 – Discontinued Operations to the consolidated financial statements in this Annual Report on Form 10-K for more information.

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

Corporate Information

Our corporate headquarters and principal executive offices are located at Steuart Tower, 1 Market Plaza, Suite 2400, San Francisco, California 94105. Our telephone number is (415) 788-0100 and our website address is www.capps.com. The information found on, or otherwise accessible through, our website is not incorporated by reference into, nor does it form a part of, this Annual Report on Form 10-K, or any other document that we file with the SEC. We operate our business in 22 offices in 12 countries including the United States, and have agents in Asia, Europe, South Africa, and South America. Our wholly-owned international subsidiaries are located in the United Kingdom, Japan, Malaysia, Sweden, Germany, Singapore, Luxembourg, Australia, Chile, South Korea, Barbados and Bermuda.

Segment Information

We organize our business by the nature of services we provide and separate our business into two reportable segments: container leasing and logistics.

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

•Refrigerated containers. A refrigerated container has an integrated refrigeration unit on one end, which plugs into a generator set or other outside power source and is used to transport perishable goods.

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

Containers provide a secure and cost-effective method of transportation because they can be used in multiple modes of transportation, making it possible to move cargo from a point of origin to a final destination without repeated unpacking and repacking. As a result, containers reduce transit time and freight and labor costs as they permit faster loading and unloading of shipping vessels and more efficient utilization of transportation containers than traditional bulk shipping methods. The protection provided by containers also reduces damage, loss and theft of cargo during shipment. While the life of containers varies based upon the damage and normal wear and tear suffered by a container, we estimate that the average useful life of a dry van container used in our fleet is 13.0 years, and 12.0 years for a refrigerated container.

Container shipping lines own and lease containers for their use. The Container Census & Leasing, Survey and Forecast of Global Container Units (2019/2020 Annual Report), published by Drewry Maritime Research, estimates that as of the end of 2018, transportation companies (including container shipping lines and freight forwarders) owned approximately 47% of the total worldwide container fleet and container leasing companies owned approximately 53% of the total worldwide container fleet, measured in TEUs. Given the uncertainty and variability of export volumes and the fact that container shipping lines have difficulty in accurately forecasting their container requirements at different ports, the availability of containers for lease significantly reduces a container shipping line’s need to purchase and maintain excess container inventory. In addition, container leases allow the container shipping lines to adjust their container fleets both seasonally and over time and help to balance trade flows. The flexibility offered by container leasing helps container shipping lines improve their overall fleet management and provides the container shipping lines with an alternative source of financing.

Fleet Overview. The table below summarizes the composition of our container fleet as of December 31, 2019 by type of equipment:

	Dry Van	Percent of	Refrigerated	Percent of	Specialized	Percent of		Percent of
	Containers	Total Fleet	Containers	Total Fleet	Equipment	Total Fleet	Total	Total Fleet
Owned container fleet in TEUs	1,461,733	87%	53,944	3%	95,850	6%	1,611,527	96%
Managed container fleet in TEUs	63,001	4%	438	-	6,211	-	69,650	4%
Total container fleet in TEUs	1,524,734	91%	54,382	3%	102,061	6%	1,681,177	100%

	Dry Van	Percent of	Refrigerated	Percent of	Specialized	Percent of		Percent of
	Containers	Total Fleet	Containers	Total Fleet	Equipment	Total Fleet	Total	Total Fleet
Owned container fleet in CEUs	1,297,993	75%	194,881	11%	149,244	9%	1,642,118	95%
Managed container fleet in CEUs	55,966	3%	1,533	-	28,199	2%	85,698	5%
Total container fleet in CEUs	1,353,959	78%	196,414	11%	177,443	11%	1,727,816	100%

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

The following table provides a summary of our container fleet by lease type as of December 31, 2019:

	As of December 31, 2019
	TEUs	CEUs
Long-term leases	69%	69%
Short-term leases	7%	7%
Finance leases	24%	24%
Total	100%	100%

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

•Re-leasing. Since our leases generally allow our lessees to return their containers, we typically lease a container several times during its useful life. New containers can usually be leased with a limited marketing and customer service infrastructure because initial leases for new containers typically cover large volumes of units and are fairly standardized transactions. Used containers, on the other hand, are typically leased in smaller transactions that are structured to accommodate pick-ups and returns in a variety of locations. Our utilization rates depend on our re-leasing abilities. Factors that affect our ability to re-lease used containers include the size of our lessee base, ability to anticipate lessee needs, our presence in relevant geographic locations and the level of service we provide our lessees. We believe that our global presence and long-standing relationships with more than 380 container lessees as of December 31, 2019 provide us an advantage over our smaller competitors in re-leasing our used containers.

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

•Depot Management. As of December 31, 2019, we managed our equipment fleet through 200 independent equipment depot facilities located in 42 countries. Depot facilities are generally responsible for repairing containers when they are returned by lessees and for storing the containers while they are off-hire. Our operations group is responsible for managing our depot contracts and periodically visiting depot facilities to conduct inventory and repair audits. We also supplement our internal operations group with the use of independent inspection agents. As of December 31, 2019, a majority of our off-lease inventory was located at depots that are able to report notices of container activity and damage detail via electronic data interchange.

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

Customer Concentration. Billings from our ten largest container lessees represented 66.0% of container leasing billings for the year ended December 31, 2019, with billings from our two largest lessees, MSC Mediterranean Shipping Company S.A. and CMA CGM, accounting for 18.6% and 11.7%, respectively, of container leasing billings, or $65.9 million and $41.4 million, respectively. The $65.9 million and $41.4 million of billings generated by MSC Mediterranean Shipping Company S.A. and CMA CGM represented 13.4% and 8.4%, respectively, of our total billings for the year ended December 31, 2019.

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

Our competitors compete with us in many ways, including pricing, lease flexibility, supply reliability, customer service and the quality and location of containers. Some of our competitors have greater financial resources, better access to capital, lower cost of capital, better credit ratings, more containers, broader market presence, longer standing relationships with lessees, longer operating histories, stronger brand recognition and greater marketing resources than us, or are affiliates of larger companies. We emphasize the quality of our fleet, supply reliability and high level of customer service to our container lessees. We focus on ensuring adequate container availability in high-demand locations, dedicate large portions of our organization to building relationships with lessees, maintain close day-to-day coordination with lessees and have developed a proprietary information technology system that allows our lessees to access real-time information about their containers.

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

Rail Leasing

As referenced earlier, we have committed to a plan to sell our railcar assets. As a result, the railcar assets have been classified as held for sale and the operations of the rail business have been classified as discontinued operations in the consolidated financial statements in this Annual Report on Form 10-K. See Note 3 – Discontinued Operations to the consolidated financial statements in this Annual Report on Form 10-K for more information.

Fleet Overview. We own a fleet of railcars of various types including: 50 foot and 60 foot box cars for paper and forest products; covered hoppers for grain, cement, sand, plastic pellets and many other industrial products; general purpose tank cars that are used to transport food-grade and other liquid and gaseous commodities; gondolas for coal and steel; and general service flat cars. We owned 5,498 railcars as of December 31, 2019.

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

Customer Concentration. Our railcar customers are typically industrial companies who ship their products or raw materials by rail. Our customers are generally large, creditworthy, industrial companies. Additionally, we work with a number of North American Class I Railroads and regional carriers. Billings from our ten largest railcar lessees represented 45.0% of rail leasing billings for the year ended December 31, 2019,  with no single customer generating more than 10% of our rail leasing billings.

Our Competition. We operate in a highly competitive marketplace that includes large and small operating lessors, financial institutions with passive leasing enterprises, captive leasing companies owned by manufacturers and at times with shippers holding large and diverse fleets of railcars. We compete on the basis of customer relationships, lease rate, maintenance expertise, service capability and availability of railcars. Some of our competitors have greater financial resources, better access to capital, lower cost of capital, better credit ratings, more railcars, broader market presence, longer standing relationships with lessees, longer operating histories, stronger brand recognition and greater marketing resources than us, or are affiliates of larger companies.

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

Customer Concentration. We provide services to customers in a wide variety of industries, including consumer products, retail and durable goods. Billings from our ten largest logistics customers represented 31.7% of logistics billings for the year ended December 31, 2019,  with no single customer generating more than 10% of our logistics billings.

Our Competition. The transportation services industry is highly competitive. We compete against other logistics companies, third party IMC’s, brokers, asset-based providers, trucking companies and shipping lines that market their own intermodal and international shipping services. Several large trucking companies have entered into agreements with railroads to market intermodal services nationwide. These companies both retail and wholesale their services. In addition, new internet-based competitors such as Uber Freight and Convoy have recently entered the market. Competition is based primarily on freight rates, quality of services, reliability, transit time and scope of operations. Some of our competitors have greater financial resources, better access to capital, lower cost of capital, better credit ratings, broader market presence, longer operating histories, stronger brand recognition and greater marketing resources than us, or are affiliates of larger companies. However,we believe we have a strong competitive advantage being able to offer customers a variety of services under one organization. Few, if any, of our competitors can offer customers leasing of containers, sale of used containers, nationwide truck brokerage and international export/import services.

Relationship with Railroads. A key element of our business strategy is to maintain and continually strengthen our close working relationship with the major railroads in the United States and Canada. Due to our size and relative importance, the railroads dedicate support personnel to focus on our day-to-day service requirements. We have relationships with all seven of the Class I freight railroads, and our senior executives meet with each of the railroads on a regular basis to discuss major strategic issues concerning intermodal transportation.

Transportation rates are market driven. We sometimes negotiate with the railroads or other major service providers on a route or customer specific basis. Consistent with industry practice, some of the rates we negotiate are special commodity quotations (SCQs), which provide discounts from published price lists based on competitive market factors, volume commitments and are designed by the railroads or major service providers to attract new business or to retain existing business. SCQ rates are generally issued for the account of a single Intermodal Marketing Company (IMC). SCQ rates apply to specific customers in specified shipping lanes for a specific period of time, usually up to 12 months, offering BCO’s guaranteed equipment commitments and pricing stability. Other transactional or spot market business is negotiated on a daily basis, dependent on capacity and dynamic pricing, consistent with existing market conditions.

Relationship with Drayage Companies. We have a “Quality Carrier Program,” under which participants commit to provide high quality drayage service along with clean and safe equipment, maintain a defined on-time performance level and follow specified procedures designed to minimize freight loss and damage. We negotiate drayage rates for transportation between specific origin and destination points. Drayage is the transport of goods over a short distance and is often part of a longer overall move.

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

Risk Management and Insurance. We require all drayage and highway companies who participate in our Quality Carrier Program to carry general liability insurance, truckman’s auto liability insurance and cargo insurance. To cover freight loss or damage our carriers are carefully vetted to ensure all cargo insurance and safety requirements are in place and monitored. We also carry contingent cargo insurance to protect from any lapse in a carrier’s primary insurance.

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

Employees

As of December 31, 2019, we had 218 employees worldwide. We are not a party to any collective bargaining agreements. We believe that relations with our employees are good.

Available Information

Our Internet website address is www.capps.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are available free of charge through the SEC’s website at www.sec.gov and on our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Also, copies of our filings with the SEC will be made available, free of charge, upon written request to the Company. The information found on, or otherwise accessible through, our website is not incorporated by reference into, nor does it form a part of, this Annual Report on Form 10-K, or any other document that we file with the SEC.

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

General Business Risks

We are exploring strategic alternatives, but we do not give any assurance that our exploration of strategic alternatives will result in any transaction being completed, and speculation and uncertainty regarding the outcome of our exploration of strategic alternatives may adversely affect our business.

On December 16, 2019, we announced that we are conducting a process to explore and evaluate strategic alternatives to maximize stockholder value, and have engaged Centerview Partners to act as our financial advisor to assist with the review. We do not give any assurance that the exploration of strategic alternatives will result in the completion of any transaction or other action.

The process of exploring strategic alternatives involves the dedication of significant resources and the incurrence of significant costs and expenses, and the potential loss of customers or employees. If we are unable to mitigate these or other potential risks related to the uncertainty caused by our exploration of strategic alternatives, our business may be disrupted and our results of operations and financial condition may be adversely affected.

Our level of indebtedness reduces our financial flexibility and could impede our ability to operate.

We have a significant amount of indebtedness and we intend to borrow additional amounts under our credit facilities to purchase equipment and make acquisitions and other investments. We expect that we will maintain a significant amount of indebtedness on an ongoing basis. As of December 31, 2019, our total outstanding debt was $2,113.0 million. Interest expense on such debt will be $18.1 million per quarter for 2020, assuming floating interest rates remain consistent with those as of December 31, 2019. There is no assurance that we will be able to refinance our outstanding indebtedness when it becomes due, or, if refinancing is available, that it can be obtained on terms that we can afford.

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

Our ability to make payments on and repay our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. As of December 31, 2019, our total outstanding debt was $2,113.0 million. Interest expense on such debt will be $18.1 million per quarter in 2020, assuming floating interest rates remain consistent with those at December 31, 2019. These amounts will increase to the extent we borrow additional funds and if interest rates increase. It is possible that:

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

Our rental equipment is leased to numerous lessees. Lessees are required to pay rent and indemnify us for damage to or loss of equipment. Lessees may default in paying rent and performing other obligations under their leases. A delay or diminution in amounts received under the leases, or a default in the performance of maintenance or other lessee obligations under the leases could adversely affect our business, financial condition, results of operations and cash flows and our ability to make payments on our debt.

Our cash flows from rental equipment, principally rental revenue, are affected significantly by the ability to collect payments under leases and the ability to replace cash flows from terminating leases by re-leasing or selling equipment on favorable terms. All of these factors are subject to external economic conditions and the performance by lessees and service providers that are not within our control.

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

We also often incur extra costs when repossessing containers from a defaulting lessee. These costs typically arise when our lessee has also defaulted on payments owed to container terminals or depot facilities where the repossessed containers are located. In such cases, the terminal or depot facility will sometimes seek to have us repay a portion of the unpaid bills as a condition before releasing the containers back to us.

We believe that the risk of lessee defaults in our container leasing business remains high. The container shipping industry has been suffering for several years from excess vessel capacity and low freight rates. A number of our customers generated financial losses over the last several years and many are burdened by high levels of debt. Ongoing deliveries of fuel-efficient mega vessels will likely continue to pressure freight rates and our customers' profitability. In addition, the implementation in 2020 of the IMO 2020 global sulfur cap regulations is likely to increase the financial pressures on shipping lines. These regulations will require our customers to either purchase more expensive, low sulfur fuel or invest large amounts to install sulfur scrubbers for their existing ships. These extra expenses and investments could create significant additional financial burdens for our customers.

We currently have one shipping line customer that has not met its scheduled payments and as a result we reserved $5.2 million at December 31, 2019 against the customer’s outstanding receivables. Although we are proactively taking back equipment to reduce our exposure to this customer, if the customer were to not make future payments or were to cease operations, it would adversely impact our financial results and operations. Any other large lessee defaults could have a material adverse effect on our business, financial condition, results of operations and cash flow.

We maintain insurance to reimburse us and third-party investors for customer defaults. The insurance agreements are subject to deductibles of $3.0 million or $3.5 million per occurrence, depending on the customer’s credit rating, and have significant exclusions. Our level of insurance coverage in 2020, inclusive of $5.6 million for which CAI is self-insured, is limited to $22.5 million or $23.0 million per occurrence and $27.5 million or $28.0 million in aggregate, depending on the customer’s credit rating, and may not be sufficient to prevent us from suffering material losses. Additional insurance claims made by the Company may result in such insurance not being available to us in the future on commercially reasonable terms, or at all.

Possible replacement of the LIBOR benchmark interest rate may have an impact on our business and the trading price of our Series A Preferred Stock and our Series B Preferred Stock.

As of December 31, 2019, we had $864.3 million of debt outstanding on facilities with interest rates based on LIBOR. On July 27, 2017, the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR rates after 2021. As a result, LIBOR may be discontinued after 2021. The FCA and the submitting LIBOR banks have indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate. Financial services regulators and industry groups are evaluating the phase-out of LIBOR and the development of alternate reference rate indices or reference rates. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivative financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. We have material contracts, including agreements governing certain of our indebtedness, that are indexed to USD-LIBOR and are monitoring this activity and evaluating the related risks. In September 2019, the FASB proposed guidance that would help facilitate the market transition from existing reference rates to alternative rates. However, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the trading market for LIBOR-based securities, including our material contracts that are indexed to USD-LIBOR. Furthermore, we may need to renegotiate any credit agreements extending beyond 2021 that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. In addition, if LIBOR ceases to exist or a replacement rate is used to determine the interest rate on borrowings under credit facilities, our borrowing costs may increase materially. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential changes to the underlying floating rate indices may have an adverse impact on our liabilities indexed to LIBOR and could have a material adverse effect on our operating results and financial condition, but the precise potential effect of any such events on our business, financial condition and results of operations cannot yet be determined.

In addition, on and after April 15, 2023, with respect to our Series A Preferred Stock, and August 15, 2023, with respect to our Series B Preferred Stock, such series preferred stock will each have a floating dividend rate set each dividend period at an annual rate based in part on LIBOR. At this time, it is not possible to predict the effect of any changes as a result of the discontinuation of LIBOR, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the UK or elsewhere. Furthermore, if we or the calculation agent for the applicable series of preferred stock determine that Three-Month LIBOR (as defined in the applicable certificate of designations) has been permanently discontinued, the calculation agent will use an alternative rate, as further detailed in the applicable certificate of designations. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the trading market for LIBOR-based securities, including our Series A Preferred Stock and our Series B Preferred Stock.

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent or detect fraud. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent or detect fraud, our operating results could be harmed. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls cannot provide absolute assurance with respect to the preparation and fair presentation of financial statements.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the direction of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our disclosure controls and procedures and internal control over financial reporting. As a result of this evaluation, management identified control deficiencies that constituted a material weakness in our internal control over financial reporting with respect to the measurement and review of fair value estimates. Because of this material weakness identified in 2019, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2019.

Management has and will continue to enhance its internal control over financial reporting, which is expected to include refinements and enhancements to the design and operation of our controls related to fair value. We intend to implement these enhancements to the design and operation of our controls during 2020. However, the material weakness will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. We will monitor the effectiveness of the remediation plan and will refine the remediation plan, as needed. Until remediated, this material weakness could result in future errors to our financial statements. However, we can give no assurance that the measures we take will remediate the material weakness or that additional material weaknesses will not arise in the future. Any failure to remediate the material weakness, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations, which in turn could have a negative impact on the price of our stock, our results of operations and financial condition.

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

Taxes are a significant part of our expenses. The U.S. Tax Cuts and Job Act of 2017 was signed into law on December 22, 2017 (the 2017 Tax Act), and includes substantial changes to the U.S. federal corporate tax system that will affect our operations, including, but not limited to, (1) reduction of the U.S. federal corporate tax rate; (2) elimination of the corporate alternative minimum tax; (3) the creation of the base erosion anti-abuse tax (BEAT), a new minimum tax on taxable income adjusted for certain base erosion payments; (4) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (5) a new provision designed to currently tax certain global intangible low-taxed income (GILTI) of controlled foreign corporations, which allows for the possibility of using foreign tax credits (FTCs) and a deduction of up to 50% to reduce this income tax liability (subject to some limitations); (6) a new limitation on deductible interest expense; (7) limitations on the deductibility of certain executive compensation; (8) limitations on the use of FTCs to reduce the U.S. income tax liability; and (9) limitations on net operating losses generated in the taxable years beginning after December 31, 2017, to 80% of taxable income. The U.S. Treasury Department and the Internal Revenue Service continue to issue guidance on how the provisions of the 2017 Tax Act will be applied or otherwise administered. In addition, the 2017 Tax Act could be subject to potential amendments and technical corrections, any of which could materially increase certain adverse impacts of the legislation on us.

We exercise significant judgement in calculating our worldwide tax provision for income taxes and other tax liabilities. Although, we believe our tax estimates are reasonable, many factors may limit their accuracy. We are not currently under examination in any jurisdiction, but we may be subject to examinations or disputes in the future. Relevant tax authorities may disagree with our tax treatment of certain material items and thereby increase our tax liability. We are subject to U.S. federal, state, and foreign income, payroll, property, sales and use, fuel, and other types of taxes. Changes in tax rates, such as those included in the 2017 Tax Act, enactment of new tax laws, revisions of tax regulations, and claims or litigation with taxing authorities could result in a material effect to our results of operations, financial condition, and liquidity. Higher tax rates could have a material adverse effect on our results of operations, financial condition, and liquidity.

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

Legislation recently enacted in Bermuda and Barbados requiring registered entities within those jurisdictions to establish domestic economic substance could have a material adverse impact on our future financial results.

We seek to minimize our overall tax liability through the use of a tax efficient corporate structure of our international subsidiaries.  As part of that effort, we have established an asset owning subsidiary registered in Barbados and multiple special purpose vehicles registered in Bermuda.  While this structure has effectively reduced our overall tax liability, there can be no assurance that this will continue to be the case, particularly if the structure is challenged by one or more governmental agencies within those jurisdictions or the structure otherwise becomes non-compliant with applicable law.  The failure to be able to maintain the above tax efficient corporate structure, and any fines or penalties that could be imposed as a result of challenges to the structure, could have a material adverse impact on our business operations, and future financial and operational results.

Barbados and Bermuda have both recently enacted legislation that could have a material impact upon our subsidiaries located in those jurisdictions.  In 2019 Barbados enacted the Companies (Economic Substance) Act, 2019 and in 2018 Bermuda enacted the Economic Substance Act 2018.  Both sets of legislation require affected Barbados and Bermuda registered companies to maintain a substantial economic presence in their respective countries.  It is anticipated that the guidelines which assist in the interpretation and application of the legislation, will be revised periodically within those jurisdictions, but this legislation could require us to incur additional costs to achieve compliance, and/or result in the imposition of significant penalties, and possibly require us to re-domicile our registered subsidiaries to a jurisdiction with higher tax rates.  As noted, because the details surrounding implementation of this legislation are still developing, we cannot predict the impact of the economic substance requirements on our Company.   However, the results of our business operations and future financial performance could be materially adversely affected depending on whether, and to the extent, we become subject to this legislation and/or other unanticipated tax liabilities.

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

We have operations in locations subject to severe weather conditions, natural disasters, the outbreak of contagious disease, or man-made incidents such as chemical explosions, any of which could disrupt our operations. In addition, our suppliers and customers also have operations in such locations. For example, in 2015, a chemical explosion and fire in the port of Tianjin, China damaged or destroyed a small number of our containers and disrupted operations in the port. Similarly, outbreaks of pandemic or contagious diseases, such as the coronavirus, H1N1 (swine) flu and the Ebola virus, could significantly reduce the demand for international shipping or could prevent our containers from being discharged in the affected areas or in other locations after having visited the affected areas. Any future natural or man-made disasters or health concerns in the world where we have business operations could lead to disruption of the regional and global economies, which could result in a decrease in demand for leased containers.

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

Most of our senior executives and other management-level employees have over 15 years of industry experience. We rely on this knowledge and experience in our strategic planning and in our day-to-day business operations. Our success depends in large part upon our ability to retain our senior management, the loss of one or more of whom could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our success also depends on our ability to retain our experienced sales force and technical personnel as well as recruiting new skilled sales, marketing and technical personnel. Competition for these individuals in our industry is intense and we may not be able to successfully recruit, train or retain qualified personnel. In addition, uncertainty regarding our exploration of strategic alternatives may harm our ability to retain and recruit our key personnel. If we fail to retain and recruit the necessary personnel, our business and our ability to obtain new equipment lessees and provide acceptable levels of customer service could suffer.

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

As a U.S. corporation, we are subject to the regulations imposed by the Foreign Corrupt Practices Act (FCPA), which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. Violations of the FCPA could result in fines and penalties; criminal sanctions against us, our officers, or our employees; prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries; and a materially negative effect on our company and our operating results. Although we have implemented policies and procedures designed to ensure compliance with the FCPA, there can be no assurance that our employees, business partners, or agents will not violate our policies. Any perception or determination that we have violated the FCPA could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Risks Related to Container Leasing

The demand for leased containers is particularly tied to international trade. If international trade were to decrease, as a result of increased tariffs or other actions impeding trade, it could reduce demand for container leasing, which would materially adversely affect our business, financial condition and results of operations.

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

For example, our key operating metrics and profitability in 2019 were negatively impacted by reduced trade and economic growth, both of which were affected by increased trade tariffs due to trade dispute between the U.S. and China.  As a result, our utilization, average leasing rates and used container prices decreased steadily throughout 2019, and our profitability decreased during the year as well. We will start 2020 with a lower base of operating performance and profitability, and expect negative impacts from the trade dispute between the U.S. and China to continue into 2020. Additionally, the recent coronavirus outbreak in China has significantly reduced factory production in the first quarter of 2020, which has led to lower exports from China and reduced container demand.

We rely upon the export of goods from China to support our business. The coronavirus outbreak has resulted in significant governmental measures being implemented to control the spread of the virus, including, among others, restrictions on manufacturing and the movement of employees in many regions of the country. As a result of the coronavirus and the measures designed to contain the spread of the virus, factories in China may not have the materials, capacity, or capability to manufacture products and export goods in line with our business plan. In addition, if products are not shipped on containers out of China or there are delays in shipments, in each case, our results of operations could be materially and adversely affected. While the disruptions and restrictions on the ability to travel, quarantines, and temporary closures of facilities in China, as well as general limitations on movement in the region are expected to be temporary, the duration of the production and shipment disruption, and related financial impact, cannot be estimated at this time. Should the production and distribution closures continue for an extended period of time, the impact on our business in China and globally could have a material adverse effect on our results of operations and cash flows. The coronavirus outbreak could evolve into a worldwide health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for the export of products, which in turn could impact the financial results of our shipping line customers. These impacts could have a material adverse effect on our business, operating results, and financial condition.

We have experienced a number of other periods of weak performance in recent years due to adverse global economic conditions, including in 2009 due to the global financial crisis, and during 2015 and 2016 due to a global manufacturing recession. During both of these periods, our profitability and growth rate were significantly impacted by weak container demand.

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

A decrease in market lease rates negatively impacts the lease rates on both new container investments and existing containers in our fleet. Most of our existing containers are on operating leases, which means that the lease term is shorter than the expected life of the container, so the lease rate we receive for the container is subject to change at the expiration of the current lease. Lower new container prices, widespread availability of attractively priced financing, and aggressive competition for new leasing transactions could put pressure on market lease rates. As a result, during periods of low market lease rates, the average lease rate received for our containers is negatively impacted by both the addition of new containers at low lease rates as well as, and more significantly, by the turnover of existing containers from leases with higher lease rates to leases with lower lease rates. We have a large number of historically high rate leases that are expiring in 2020 and those that have already expired or been renegotiated have been re-priced at relatively lower lease rates.

A reduction in the price of new containers could harm our business, results of operations and financial condition.

New container prices dropped to record lows in the first quarter of 2016,  and although prices have generally increased since then, they started to decrease again in the fourth quarter of 2018, before recovering at the end of 2019. If new container prices decrease, the per diem lease rates for new leases of older, off-lease containers would also be expected to decrease and the prices obtained for containers sold at the end of their useful life would also be expected to decrease. Between the beginning of 2014 and the first quarter of 2016, due primarily to decreases in steel prices and other macro-economic factors outside of our control, new container pricing and the sale prices of containers sold at the end of their useful life declined. Although new and used container prices have recovered from the lows of 2016, if the price of new containers declines such that market per diem lease rates or resale values for containers are reduced, our revenue and income could decline. A continuation of these factors could harm our business, financial condition, results of operations and cash flows, even if a sustained reduction in price would allow us to purchase new containers at a lower cost.

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

On October 27, 2016, the International Maritime Organization’s Marine Environment Protection Committee announced the results from a vote concerning the implementation of regulations mandating a reduction in sulfur emissions from 3.5% to 0.5% as of the beginning of 2020 rather than pushing the deadline back to 2025. Since the beginning of 2020 ships now have to either remove sulfur from emissions through the use of emission scrubbers or buy fuel with low sulfur content. Scrubbers can cost $3.0 million to $5.0 million to install on existing ships. If a vessel is not retrofitted with a scrubber or other emission abatement technology, it will need to use low sulfur bunker fuel (0.5%), which is more expensive than standard bunker fuel. The increased demand for low sulfur bunker fuel is likely to result in an increase in the bunker price. While we believe that these costs are being passed on to shippers through higher freight rates, the increased cost will lead to greater working capital demands for the shipping lines. If such costs are not able to be passed on, it may impact the financial results of our shipping line customers, which may adversely impact our business, financial condition, results of operations and cash flows.

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

Used container selling prices and the gains or losses that we have recognized from selling used containers have varied widely over recent years. During 2015 and 2016, disposal prices were close to, and in many cases below, our residual values which resulted in losses being incurred on the sales of used equipment. As a result of consistent losses being recorded on the sale of 40-foot high cube dry van containers, we reduced the residual value for these containers from $1,650 to $1,400 per container, effective July 1, 2016. Sales prices for used containers recovered from the lows of 2016, resulting in gains being recognized on the sale of used equipment, but started to decline again towards the end of 2018 and into 2019. If used container prices continue to decline, we may incur losses on the sale of used containers, our residual values may need to be reduced further, resulting in increased depreciation expense, and we may incur impairment charges on such equipment. A decline in these factors could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may incur significant costs to reposition containers.

When lessees return containers to locations where supply exceeds demand, we may make a decision to reposition containers to higher demand areas rather than sell the container and realize a loss on sale. Repositioning expenses vary depending on geographic location, distance, freight rates and other factors. We seek to limit the number of units that can be returned and in some cases, impose surcharges on containers returned to areas where demand for such containers is not expected to be strong. However, market conditions may not enable us to continue such practices. In addition, we may not accurately anticipate which port locations will be characterized by high or low demand in the future, and our current contracts will not protect us from repositioning costs if ports that we expect to be high-demand ports turn out to be low-demand ports at the time leases expire.

We may incur additional asset impairment charges and depreciation expense.

Asset impairment charges may result from the occurrence of unexpected adverse events or management decisions that impact our estimates of expected cash flows generated from our long-lived assets. We review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We may be required to recognize asset impairment charges in the future as a result of prolonged reductions in demand for specific container types, an extended weak economic environment, persistent challenging market conditions, events related to particular customers or asset type, or as a result of asset or portfolio sale decisions by management. If an asset, or group of assets, is considered to be impaired, it may also indicate that the residual value of the associated equipment type needs to be reduced. For example, we reduced the residual value for 40-foot high cube dry van containers from $1,650 to $1,400 per container, effective July 1, 2016. If residual values of our rental equipment are lowered further, then our depreciation expense will increase, which would have an adverse impact on our business, financial condition and results of operations.

Consolidation and concentration in the container shipping industry could decrease the demand for leased containers.

We primarily lease containers to container shipping lines. The container shipping lines have historically relied on a large number of leased containers to satisfy their needs. Consolidation of major container shipping lines, such as between Maersk and Hamburg Süd in 2017, or the creation of operating alliances between shipping lines, such as the formation of ONE, a joint venture between NYK, Mitsui OSK and K Line, in 2018, could create efficiencies for the shipping lines and decrease demand for leased containers, because they may be able to fulfill a larger portion of their needs through their owned container fleets. It would also create increased concentration of credit risk if the number of our container lessees decreases due to consolidation. Additionally, large container shipping lines with significant resources could choose to purchase their own containers directly, which would decrease their demand for leased containers and could have an adverse impact on our business, financial condition, results of operations and cash flows. Finally, decreased demand from shipping companies for leased containers could also occur due to consolidation caused by the financial failure of container shipping companies, such as the bankruptcy of Hanjin during 2016.

We derive a substantial portion of our revenue from a limited number of container lessees. The loss of, or reduction in business by, any of these container lessees, or a default from any large container lessee, could result in a significant loss of revenue and cash flow.

We have derived, and believe that we will continue to derive, a significant portion of our revenue and cash flow from a limited number of container lessees.  Billings from our ten largest container lessees represented 66.0% of total billings for this segment for the year ended December 31, 2019, with billings from our two largest container lessees accounting for 18.6% and 11.7%, respectively, of container lease billings, or $65.9 million and $41.4 million, respectively, which represented 13.4% and 8.4%, respectively, of our total billings for the year ended December 31, 2019. As our business grows, and as consolidation continues among our shipping line customers, we expect the proportion of revenue generated by our larger customers to continue to increase. The loss of a recently-consolidated customer such as those noted above would have a material adverse impact on our business, financial condition, results of operations and cash flows. In addition, a default by any of our largest lessees would result in a major reduction in our leasing revenue, large repossession expenses, potentially large lost equipment charges and a material adverse impact on our performance and financial condition. Although we maintain insurance against customer defaults, our insurance is limited and may not be sufficient to cover such a default.

Changes in market price or availability of containers in China could adversely affect our ability to maintain our supply of containers.

The vast majority of intermodal containers are currently manufactured in China, and we currently purchase almost all of our containers from manufacturers based there.  In addition, the container manufacturing industry in China is highly concentrated. In 2019, Dong Fang International Container purchased several of the manufacturing facilities of Singamas Container Holdings Limited, further consolidating the container manufacturing industry. If it became more expensive for us to procure containers in China because of further consolidation among container suppliers, a dispute with one of our manufacturers, increased tariffs imposed by the United States or other governments or for any other reason, we may have to seek alternative sources of supply. We may not be able to make alternative arrangements quickly enough to meet our equipment needs, and the alternative arrangements may increase our costs.

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

We may be unable to compete favorably in the highly competitive container leasing business. We compete with a number of major leasing companies, many smaller lessors, companies and financial institutions offering finance leases, promoters of equipment ownership and leasing as a tax-efficient investment, container shipping lines (which sometimes lease their excess container stocks), and suppliers of alternative types of containers for freight transport. Some of these competitors have greater financial resources, better access to capital, lower cost of capital, better credit ratings, more containers, broader market presence, longer standing relationships with lessees, longer operating histories, stronger brand recognition and greater marketing resources than us, or are affiliates of larger companies. Additionally, some of these competitors may have large, underutilized inventories of equipment, which could lead to significant downward pressure on per diem rates, margins and prices of equipment.

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

•public health issues;

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

Many countries, including the United States, restrict, prohibit or otherwise regulate the use of chemical refrigerants due to their ozone depleting and global warming effects. Our refrigerated containers currently use R134A or 404A refrigerant. While R134A and 404A do not contain Chlorofluorocarbons (CFCs) (which have been restricted since 1995), the European Union (EU) has instituted regulations, which began in 2011 to phase out the use of R134A in automobile air conditioning systems and replace it with R1234YF, due to concern that the release of R134A into the atmosphere may contribute to global warming. While the EU regulations do not currently restrict the use of R134A or 404A in refrigerated containers or trailers, it has been proposed that, beginning in 2025, R134A and 404A usage in refrigerated containers will be banned, although the final decision has not yet been made. Further, certain manufacturers of refrigerated containers, including the largest manufacturer of cooling machines for refrigerated containers, have begun testing units that utilize alternative refrigerants, such as carbon dioxide, that may have less global warming potential than R134A and 404A. If future regulations prohibit the use or servicing of containers using R134A or 404A refrigerants, we could be forced to incur large retrofitting expenses. In addition, refrigerated containers that are not retrofitted may become difficult to lease, command lower rental rates and disposal prices, or may have to be scrapped.

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

Risks Related to Railcar Leasing

We may not be able to sell our railcar assets being held for sale and/or any sales we consummate may not produce the desired results.

In the quarter ended June 30, 2019, we committed to a plan to sell our railcar assets as we believe it is in the best interest of our stockholders to reallocate the capital invested in our rail business to other investments. As a result, our railcar assets have been classified as held for sale and the operations of the rail business have been classified as discontinued operations in the consolidated financial statements in this Annual Report on Form 10-K.  At December 31, 2019, our assets held for sale totaled $284.5 million. See Note 3 – Discontinued Operations to the consolidated financial statements in this Annual Report on Form 10-K for more information.

We can provide no assurances that we will successfully sell these railcar assets, that we will do so in accordance with our expected timeline or that we will recover the carrying value of the assets. Additionally, any decisions made regarding our deployment or use of any sales proceeds we receive in any sale involves risks and uncertainties. As a result, our decisions with respect to such proceeds may not lead to increased long-term stockholder value.

We may incur additional impairment charges on our rail assets, which may have an adverse effect on our business, financial condition or results of operations.

Due to the reclassification of our railcar business as “assets held for sale”, we recorded an asset impairment charge of $7.3 million for the quarter ended June 30, 2019 and an additional impairment charge of $25.6 million for the quarter ended September 30, 2019, reducing the value of our railcar assets to their estimated fair value. There are a limited number of purchasers of rail assets and the rail market is currently experiencing an over-supply in several equipment types, resulting in low rental rates. The price that we can receive, net of sale-related expenses, is dependent on many factors, including: current and expected future rental rates for the railcars we own; market conditions, such as the state of the economy and the number of comparable new and used railcars available for purchase; demand for railcars in the particular configurations of the railcars in our fleet; and whether particular railcars are currently subject to leases, and if so, the terms of such leases. As a result, although the impairment charges reflect our best estimate of the value of our rail assets as of the dates specified, no assurance can be provided that we will not incur additional impairment charges or losses on sale. Any additional impairment charges could have a material adverse effect on our business, financial condition or results of operations.

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

We rely on continued demand from our customers to lease our railcars. Demand for railcars depends on the markets for our customers’ products and services and the strength and growth of their businesses. Some of our customers operate in cyclical markets, such as the steel, chemical, energy and construction industries, which are susceptible to macroeconomic downturns and may experience significant changes in demand over time. Weakness in certain sectors of the economy in the United States and other parts of the world may make it more difficult for us to lease certain types of railcars that are either returned at the end of a lease term or returned as a result of a customer bankruptcy or default. We have experienced continued weakness in macroeconomic conditions in the railcar business over the last year, and we expect those market conditions to continue into 2020.

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

Our profitability depends on our ability to lease railcars at satisfactory rates, sell railcars, and to re-lease railcars upon lease expiration. Circumstances such as economic downturns, changes in customer behavior, more efficient use of railcars through precision scheduled railroading, excess capacity in particular railcar types or generally in the marketplace due to over-building or lower demand, or other changes in supply or demand can adversely affect asset utilization rates and lease rates. Economic uncertainty or a decline in customer demand for our railcars could cause customers to request shorter lease terms and lower lease rates, which may result in a decrease in our asset utilization rate and reduced revenues. Alternatively, customers may seek to lock-in relatively low lease rates for longer terms, which may result in an adverse impact on current or future revenues.

Changes in railroad efficiency may adversely affect demand for our railcars.

Improvements in railroad efficiency, such as from the recently adopted precision scheduled railroading, or declines in rail traffic due to decreased demand could increase the average speed at which railroads can operate their trains, which may reduce the number of railcars needed for railroads to haul the same amount of cargo. Adverse weather conditions, railroad mergers, and increase in rail traffic could result in slower transit times making rail transportation less attractive to shippers versus other modes of transport. In each case, these changes could reduce demand for our railcars and negatively impact revenue and our result of operations.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenue and cash flow from a limited number of railcar lessees. Billings from our ten largest railcar lessees represented 45.0% of total billings for this segment for the year ended December 31, 2019. The loss of such customers would have a material adverse impact on our business, financial condition, results of operations and cash flows. In addition, a default by any of our largest railcar lessees would result in a major reduction in our leasing revenue, large repossession expenses, potentially large lost equipment charges and a material adverse impact on our performance and financial condition.

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

Risk Related to Logistics

Because we depend on railroads for our intermodal operations, our operating results and financial condition are likely to be adversely affected by any reduction or deterioration in rail service.

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

Billings from our ten largest customers represented 31.7% of total billings for this segment for the year ended December 31, 2019. A reduction in or termination of our services by such customers could have a material adverse effect on our revenue and business.

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

We have reported losses in our logistics business. Continued losses due to factors such as aggressive competition, weak freight demand or other disruptions in the logistics segment could have a material adverse effect on our overall business, results of operations or financial condition, and could require us to record impairment charges in the future with respect to the assets relating to our logistics business. Any impairment charge would result in an immediate reduction to our earnings in the period in which the charge is taken, which could have a material adverse effect on our results of operations and financial condition.

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

Technology and new market entrants may also disrupt the way we and our competitors operate. New internet-based competitors such as Uber Freight and Convoy may reduce profitability for traditional logistics companies such as ours. As technology improves and new companies enter the freight brokerage market, our customers may be able to find alternatives to our services for matching shipments with available freight hauling capacity. We will continue to develop innovative emerging technologies to source, track and provide visibility to capacity while exploiting machine learning and artificial intelligence to further improve customer outcomes.

Competition could result in decreased profitability.

The transportation services industry is highly competitive. We compete against other logistics companies, third party IMC’s, brokers, asset-based providers, trucking companies and shipping lines that market their own intermodal and international shipping services. Several large trucking companies have entered into agreements with railroads to market intermodal services nationwide. Some of our competitors have greater financial resources, better access to capital, lower cost of capital, better credit ratings, broader market presence, longer operating histories, stronger brand recognition and greater marketing resources than us, or are affiliates of larger companies. These factors may enable our competitors to offer services to customers at lower rates than we can provide, thus negatively impacting our profitability.

Risks Related to our Stock

Our common stock price has been volatile and may remain volatile.

The trading price of our common stock may be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, new products or services by us or our competitors, general conditions in the shipping industry and the intermodal equipment sales and leasing markets, changes in earnings estimates by analysts, or other events or factors which may or may not be under our control. Broad market fluctuations may adversely affect the market price of our common stock. Since the initial public offering of our common stock at $15.00 per share on May 16, 2007, the market price of our common stock has fluctuated significantly from a high of $40.11 per share to a low of $2.12 per share through March 6, 2020. Since the trading volume of our common stock is modest on a daily basis, shareholders may experience difficulties in liquidating our common stock at an acceptable price. Factors affecting the trading price of our common stock may include, among others:

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

Office Locations.  As of December 31, 2019, we operated our business in 22 offices in 12 different countries including the U.S. We have 10 offices in the U.S. including our headquarters in San Francisco, California. We have 12 offices outside the U.S., including offices operated by third-party corporate service providers in Bermuda and Luxembourg. In addition, we have agents in Asia, Europe, Africa, and South America. Our headquarters is used for our container leasing, rail leasing and logistics segments. Our offices in Everett, Washington, Eatontown, New Jersey, Portland, Oregon, Tampa, Florida, Jacksonville, Florida, Knoxville, Tennessee, Chicago, Illinois, and Dallas, Texas are used for our logistics segment operations. Each one of our other offices is used for our container leasing segment. All of our offices, except those operated by third party corporate service providers, are leased.

The following table summarizes our office locations as of December 31, 2019:

Office Locations – U.S.
San Francisco, CA (Headquarters)	Charleston, SC
Everett, WA	Eatontown, NJ
Portland, OR	Tampa, FL
Jacksonville, FL	Knoxville, TN
Chicago, IL	Dallas, TX

Office Locations - International
Brentwood, United Kingdom	St. Michael, Barbados
Antwerp, Belgium	Singapore
Delmenhorst, Germany	Hamburg, Germany
Kuala Lumpur, Malaysia	Taipei, Taiwan
Luxembourg City, Luxembourg	Hamilton, Bermuda
Seoul, South Korea	Sydney, Australia

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

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “CAI.” As of February 10, 2020, there were 35 registered holders of record of the common stock and 2,618 beneficial holders, based on information obtained from our transfer agent.

In addition, our Series A Preferred Stock and our Series B Preferred Stock are traded on the NYSE under the symbols “CAI-PA” and “CAI-PB,” respectively.

Dividend Policy

We have never declared or paid dividends on our common stock. We are required to pay dividends of 8.5% per annum on our outstanding shares of each series of our preferred stock.  Our board of directors may consider adopting a dividend policy in the future with respect to our common stock. Any determinations by us to pay cash dividends on our common stock in the future will be based primarily upon our financial condition, results of operations, business requirements, tax considerations and our board of directors’ continuing determination that the declaration of dividends under the dividend policy are in the best interests of our stockholders and are in compliance with all laws and agreements, including the agreements governing our indebtedness, applicable to the dividend program. In the absence of such a policy, other than to pay dividends on our preferred stock, we intend to retain future earnings to finance the operation and expansion of our business, and to repurchase our common stock.

Performance Graph

The graph below compares cumulative shareholder returns on our common stock as compared with the Russell 2000 Stock Index and the Dow Jones Transportation Stock Index for the period from December 31, 2014 to December 31, 2019. The graph assumes an investment of $100 as of December 31, 2014, and that all dividends were reinvested without the payment of any commissions. The stock performance shown on the performance graph below is not necessarily indicative of future performance.

		Returns as of December 31,
Company/Index	Dec. 31, 2014	2015	2016	2017	2018	2019

CAI International, Inc.	$100	$43	$37	$122	$100	$125
Russell 2000 Index	100	94	113	127	112	138
Dow Jones Transportation Index	100	82	99	116	100	119

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

Consolidated Statement of Income Data (In thousands, except share data)

	Year Ended December 31,
	2019	2018	2017	2016	2015
Revenue
Container lease revenue	$298,853	$284,924	$235,365	$202,328	$220,732
Logistics revenue	117,687	111,471	80,552	61,536	11,502
Total revenue	416,540	396,395	315,917	263,864	232,234

Operating expenses
Depreciation of rental equipment	111,917	107,109	99,753	95,755	108,996
Storage, handling and other expenses	17,533	8,853	15,303	32,477	27,654
Logistics transportation costs	104,109	97,170	68,155	51,980	10,172
(Gain) loss on sale of rental equipment	(4,402)	(9,886)	(5,333)	12,638	2,276
Administrative expenses	52,699	46,240	39,588	33,082	25,090
Total operating expenses	281,856	249,486	217,466	225,932	174,188

Operating income	134,684	146,909	98,451	37,932	58,046

Other expenses
Net interest expense	79,158	62,573	41,815	35,784	33,162
Other expense	313	677	765	654	182
Total other expenses	79,471	63,250	42,580	36,438	33,344

Income before income taxes and non-controlling interest	55,213	83,659	55,871	1,494	24,702
Income tax expense (benefit)	4,192	4,554	(6,694)	910	2,052

Income from continuing operations	51,021	79,105	62,565	584	22,650
(Loss) income from discontinued operations, net of taxes	(20,010)	(509)	9,495	5,450	4,085
Net income	31,011	78,596	72,060	6,034	26,735
Preferred stock dividends	8,829	5,124	-	-	-
Net income attributable to non-controlling interest	-	-	-	37	134
Net income attributable to CAI common stockholders	$22,182	$73,472	$72,060	$5,997	$26,601

Amounts attributable to CAI common stockholders
Net income from continuing operations	$42,192	$73,981	$62,565	$547	$22,516
Net (loss) income from discontinued operations	(20,010)	(509)	9,495	5,450	4,085
Net income attributable to CAI common stockholders	$22,182	$73,472	$72,060	$5,997	$26,601

Net income (loss) per share attributable to CAI
common stockholders
Basic
Continuing operations	$2.38	$3.78	$3.25	$0.03	$1.09
Discontinued operations	(1.13)	(0.02)	0.49	0.28	0.19
Total basic	$1.25	$3.76	$3.74	$0.31	$1.28
Diluted
Continuing operations	$2.34	$3.73	$3.19	$0.03	$1.07
Discontinued operations	(1.11)	(0.02)	0.49	0.28	0.20
Total diluted	$1.23	$3.71	$3.68	$0.31	$1.27

Weighted average shares of common stock outstanding
Basic	17,731	19,562	19,253	19,318	20,733
Diluted	18,011	19,822	19,607	19,393	20,988

Other Financial Data
EBITDA from continuing operations (unaudited)(1)	$239,469	$250,401	$199,748	$134,798	$167,371
Purchase of equipment for continuing operations	316,857	739,944	432,212	118,420	226,469

Consolidated Balance Sheet Data (In thousands)

	As of December 31,
	2019	2018	2017	2016	2015
Cash*	$73,239	$75,983	$47,209	$52,326	$59,765
Assets held for sale	284,513	449,730	440,840	370,710	234,362
Rental equipment, net	1,820,735	1,816,794	1,564,121	1,436,300	1,513,849
Net investment in finance leases	566,716	549,767	276,513	100,541	103,368
Total assets	2,901,765	3,012,617	2,428,128	2,055,934	1,973,585
Current portion of debt	218,094	311,381	132,049	95,527	169,249
Debt	1,880,122	1,847,633	1,570,773	1,380,499	1,250,560
Total liabilities	2,208,525	2,311,485	1,864,283	1,598,430	1,513,480
Redeemable preferred stock	103,865	103,865	-	-	-
Total CAI stockholders' equity	693,240	701,132	563,845	457,504	459,182
*Includes restricted cash of $26,775, $30,668, $11,789, $6,192 and $7,212 and cash owned by VIEs of $26,594, $25,211, $20,685,
$30,449, and $35,106 at December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

Selected Operating Data (unaudited):

	As of December 31,
	2019	2018	2017	2016	2015
Owned container fleet in TEUs (2)	1,611,527	1,465,799	1,146,268	921,694	984,085
Managed container fleet in TEUs (2)	69,650	74,246	80,736	162,582	198,093
	1,681,177	1,540,045	1,227,004	1,084,276	1,182,178

Owned container fleet in CEUs (3)	1,642,118	1,501,060	1,209,209	1,014,078	1,029,117
Managed container fleet in CEUs (3)	85,698	67,647	73,530	146,258	177,958
	1,727,816	1,568,707	1,282,739	1,160,336	1,207,075

Owned railcar fleet in units	5,498	7,279	7,172	6,459	5,096

Percentage of on-lease container fleet on long-term leases (4)	69%	69%	72%	75%	74%
Percentage of on-lease container fleet on short-term leases (4)	7%	9%	13%	16%	17%
Percentage of on-lease container fleet on finance leases	24%	22%	15%	9%	9%
	100%	100%	100%	100%	100%

Average container fleet utilization in CEUs (5)	98.6%	99.2%	97.4%	92.8%	92.5%
Average railcar fleet utilization (6)	87.2%	88.6%	90.0%	93.9%	95.8%

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

The following table provides a reconciliation of net income from continuing operations, the most comparable performance measure under GAAP (in thousands):

	Year Ended December 31,
	2019	2018	2017	2016	2015
Net income from continuing operations	$42,192	$73,981	$62,565	$547	$22,516
Net interest expense	79,158	62,573	41,815	35,784	33,162
Income tax expense (benefit)	4,192	4,554	(6,694)	910	2,052
Depreciation	112,317	107,304	100,093	96,114	109,409
Amortization of intangible assets	1,610	1,989	1,969	1,443	232
EBITDA, from continuing operations	$239,469	$250,401	$199,748	$134,798	$167,371

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

(6)Reflects the average number of units in our railcar fleet on lease as a percentage of total units available for lease. In calculating units available for lease, we exclude units for sale and units held at the manufacturer that we have purchased. If new railcars not yet leased are included in the total railcar fleet, railcar fleet utilization would be 83.8% for the year ended December 31, 2019.

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

Overview

We are one of the world’s leading transportation finance and logistics companies. We purchase intermodal shipping containers, which we lease to our customers. We also manage equipment for third-party investors. In operating our fleet, we lease, re-lease and dispose of equipment and contract for the repair, repositioning and storage of equipment. We also provide domestic and international logistics services. As of December 31, 2019, our container fleet comprised 1,727,816 CEUs, 95% of which represented our owned fleet and 5% of which represented our managed fleet. In addition, we also own 5,498 railcars, which we lease within North America, see ‘Discontinued Operations’ below.

Our revenue comprises container lease revenue from our owned container fleet, management fee revenue for managing containers for third-party investors, and logistics revenue for the provision of logistics services.

Our revenue from our owned container fleet depends primarily upon a combination of: (1) the number of units in our owned fleet; (2) the utilization level of equipment in our owned fleet; and (3) the per diem rates charged under each equipment lease. The same factors in our managed fleet affect the amount of our management fee income. The number of CEUs in our container fleet varies over time as we purchase new equipment based on prevailing market conditions during the year and sell used equipment to parties in the secondary resale market.

Recent Developments

On December 16, 2019, we announced that we are conducting a process to explore and evaluate strategic alternatives to maximize stockholder value, and have engaged Centerview Partners to act as our financial advisor to assist with the review. There can be no assurance that a transaction or other action will result, or if a transaction is undertaken, its terms or timing. We do not intend to disclose further developments with respect to our strategic process, unless and until our Board of Directors approves a specific transaction or action, or otherwise concludes the strategic review.

Discontinued Operations

In the quarter ended June 30, 2019, we committed to a plan to sell our railcar assets as we believe it is in the best interest of our shareholders to reallocate the capital invested in our rail business to other investments. As a result, the railcar assets have been classified as held for sale and the operations of the rail business have been classified as discontinued operations in the consolidated financial statements in this Annual Report on Form 10-K.  All prior periods presented in the consolidated financial statements have been restated to reflect the reclassification.

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

The equipment leasing market is highly competitive. As such, our relationships with our customers are important to ensure that they continue to select us as one of their providers of leased equipment. Our average container fleet utilization rate in CEUs for the year ended December 31, 2019 was  98.6% compared to 99.2% for the year ended December 31, 2018.  Our average container fleet utilization decreased slightly in 2019 due to low trade growth and weak leasing demand. Our average railcar fleet utilization rate for the year ended December 31, 2019 was 87.2% compared to 88.6% for the year ended December 31, 2018. If new railcars not yet leased are included in the total railcar fleet, railcar fleet utilization would be 83.8% for the year ended December 31, 2019. The decrease in the utilization of our railcar fleet has been primarily caused by decreased demand and competitive pressure in the rail market. Our utilization rate may increase or decrease depending on future global economic conditions and the additional supply of new equipment.

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

Revenue from continuing operations

Container Lease Revenue. We generate container lease revenue by leasing our owned containers primarily to container shipping lines. Approximately 95% of our container lease revenue is derived from the rental of containers. Container lease revenue is comprised of monthly lease payments due under the lease agreements together with payments for other charges set forth in the leases, such as handling fees, drop-off charges and repair charges. Approximately 24% of our owned container fleet is subject to finance leases. Under a finance lease, the lessee’s payments consist of principal and interest components. The interest component is included within container lease revenue. Lessees under our finance leases have the substantive risks and rewards of equipment ownership and typically have the option to purchase the equipment at the end of the lease term for a nominal amount.

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

Revenue from discontinued operations

Rail Lease Revenue. We generate rail lease revenue by leasing our railcars primarily for the transport of industrial goods, materials and other products on railroad tracks throughout North America. Rail lease revenue is comprised of monthly lease payments due under the lease agreements. Lease revenue may be based on a fixed monthly rate or may be recognized on an hourly or mileage basis. A small number of our railcars are subject to finance leases.

Operating Expenses

Our operating expenses include transportation costs, depreciation of rental equipment, storage, handling and other expenses applicable to our owned equipment, and administrative expenses.

We depreciate our containers on a straight-line basis over a period ranging from 12 to 15 years to a fixed estimated residual value depending on the type of container (see Note 2(d) to our consolidated financial statements included in this Annual Report on Form 10-K). We regularly assess both the estimated useful life of our containers and their expected residual values, and, when warranted, adjust our depreciation estimate accordingly. Depreciation expense for rental equipment will vary over time based upon the size of our owned rental equipment fleet and the purchase price of new equipment. If our rental equipment is impaired, the equipment is written-down to its fair value and the amount of the write-down is recorded in depreciation expense.

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

Our operating expenses include the gain or loss on sale of rental equipment. This gain or loss is typically the result of our sale of used equipment in the secondary resale market and is the difference between: (1) the cash we receive for these units, less selling expenses; and (2) the net book value of the units.

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Revenue
Container lease revenue	$298,853	$284,924
Logistics revenue	117,687	111,471
Total revenue	416,540	396,395

Operating expenses
Depreciation of rental equipment	111,917	107,109
Storage, handling and other expenses	17,533	8,853
Logistics transportation costs	104,109	97,170
Gain on sale of rental equipment	(4,402)	(9,886)
Administrative expenses	52,699	46,240
Total operating expenses	281,856	249,486

Operating income	134,684	146,909

Other expenses
Net interest expense	79,158	62,573
Other expense	313	677
Total other expenses	79,471	63,250

Income before income taxes	55,213	83,659
Income tax expense	4,192	4,554

Income from continuing operations	51,021	79,105
Loss from discontinued operations, net of taxes	(20,010)	(509)
Net income	31,011	78,596
Preferred stock dividends	8,829	5,124
Net income attributable to CAI common stockholders	$22,182	$73,472

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we discuss the results of our operations and certain cash flow information for the year ended December 31, 2019 compared to the year ended December 31, 2018. A discussion of the year ended December 31, 2018 compared to the year ended December 31, 2017 has been omitted from this Annual Report on Form 10-K, but may be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 5, 2019, which is available free of charge on the SEC’s website at www.sec.gov and our corporate website (www.capps.com).

Year Ended December 31, 2019 Compared with Year Ended December 31, 2018

Container lease revenue

	Year Ended December 31,		2019 vs 2018
	2019	2018	$ Change	% Change
($ in thousand)
Container lease revenue	$298,853	$284,924	$13,929	5%

The increase in container lease revenue between 2019 and 2018 was a result of a $36.8 million increase in rental revenue, primarily due to a 16% increase in the average number of CEUs of on-lease owned containers, partially offset by a $20.6 million decrease in rental revenue resulting from an 8% decrease in average owned container per diem rental rates. The reduction in average container per diem rental rates was caused primarily by competitive market pressure.

Logistics revenue and gross margin

	Year Ended December 31,		2019 vs 2018
	2019	2018	$ Change	% Change
($ in thousand)
Logistics revenue	$117,687	$111,471	$6,216	6%
Logistics transportation costs	104,109	97,170	6,939	7%
Logistics gross margin	$13,578	$14,301	$(723)	-5%

The increase in logistics revenue between 2019 and 2018 was primarily due to an increase in freight rates, partially offset by a decrease in volume in our intermodal and truck brokerage operations. Transportation costs increased at a slightly higher rate than revenue due primarily to increased volume in our lower margin intermodal business and resulted in a decrease in the gross margin percentage from 12.8% for the year ended December 31, 2018 to 11.5% for the year ended December 31, 2019.

Depreciation of rental equipment

	Year Ended December 31,		2019 vs 2018
	2019	2018	$ Change	% Change
($ in thousand)
Depreciation of rental equipment	$111,917	$107,109	$4,808	4%

Depreciation expense for 2019 increased compared to 2018. While there was a 19% increase in the average size of our owned container fleet during 2019,  28% of containers purchased during the current year were used, which depreciate at a lower rate.

Storage, handling and other expenses

	Year Ended December 31,		2019 vs 2018
	2019	2018	$ Change	% Change
($ in thousand)
Storage, handling and other expenses	$17,533	$8,853	$8,680	98%

The increase in storage, handling and other expenses between 2019 and 2018 was primarily attributable to a $1.8 million credit recorded in recovery costs in the prior year as a result of insurance proceeds received relating to the bankruptcy of Hanjin, a $4.3 million increase in storage, handling and repair expenses due to an increase in the average size of the off-lease fleet and a $0.6 million increase in container liability insurance.

Gain on sale of rental equipment

	Year Ended December 31,		2019 vs 2018
	2019	2018	$ Change	% Change
($ in thousand)
Gain on sale of rental equipment	$4,402	$9,886	$(5,484)	-55%

We sold approximately 3% fewer CEUs of containers in 2019 compared to the prior year and there was a decrease of 10% in the average sales price per unit, resulting in a decrease in gain on sale of rental equipment. We also recognized a loss of $2.6 million at lease commencement for finance leases during 2019.

Administrative expenses

	Year Ended December 31,		2019 vs 2018
	2019	2018	$ Change	% Change
($ in thousand)
Container Leasing	$34,188	$28,792	$5,396	19%
Logistics	18,511	17,448	1,063	6%
	$52,699	$46,240	$6,459	14%

Container Leasing

The increase in administrative expenses between 2019 and 2018 was primarily attributable to a $5.2 million increase in bad debt expense resulting from non-payment from a  certain customer.

Logistics

The increase in administrative expenses between 2019 and 2018 was primarily attributable to a $0.8 million increase in payroll-related costs between the two periods due to an increase in average headcount.

Other expenses

	Year Ended December 31,		2019 vs 2018
	2019	2018	$ Change	% Change
($ in thousand)
Net interest expense	$79,158	$62,573	$16,585	27%
Other expense	313	677	(364)	-54%
	$79,471	$63,250	$16,221	26%

Net interest expense

The increase in net interest expense between 2019 and 2018 was due primarily to an increase in our average loan principal balance between the two periods, as we continue to increase our borrowings to finance our acquisition of additional rental equipment, partially offset by a decrease in the average interest rate on our outstanding debt, caused by a slight decrease in LIBOR, from approximately 3.9%  at December 31, 2018 to 3.6% at December 31, 2019.

Other expense

Other expense, representing a loss on foreign exchange of $0.3 million for the year ended December 31, 2019, decreased from a loss of $0.7 million for the year ended December 31, 2018, primarily as a result of movements in the U.S. Dollar exchange rate against the Euro.

Income tax expense

	Year Ended December 31,		2019 vs 2018
	2019	2018	$ Change	% Change
($ in thousand)
Income tax expense	$4,192	$4,554	$(362)	-8%

While income before tax decreased between the two periods, the effective tax rate increased from 5.4% for the year ended December 31, 2018 to 7.6% for the year ended December 31, 2019. The increase in the effective tax rate was primarily caused by an increase in the amount of interest income generated by foreign finance leases subject to both foreign and U.S. income tax.

Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K includes a reconciliation between the tax expense calculated at the statutory U.S. income tax rate and the actual tax expense for the years ended December 31, 2019 and 2018.

Preferred stock dividends

	Year Ended December 31,		2019 vs 2018
	2019	2018	$ Change	% Change
($ in thousand)
Preferred stock dividends	$8,829	$5,124	$3,705	72%

A full year of preferred stock dividends of $8.8 million was accrued during the year ended December 31, 2019 attributable to the shares of preferred stock that were issued in 2018. The Series A Preferred Stock was issued in March 2018 and the Series B Preferred Stock was issued in August 2018 and as a result, the accrual for preferred stock dividends was $5.1 million for the year ended December 31, 2018.

Loss from discontinued operations

The following table summarizes our results of discontinued operations for the years ended December 31, 2019 and 2018:

	Year Ended December 31,		2019 vs 2018
	2019	2018	$ Change	% Change
($ in thousand)
Rail lease revenue	$26,130	$35,703	$(9,573)	-27%
Operating expenses	6,220	22,107	(15,887)	-72%
Interest expense	13,343	15,772	(2,429)	-15%
Loss on classification as held for sale and
subsequent impairment	32,955	-	32,955	100%
Net loss from discontinued operations	(20,010)	(509)	(19,501)	3831%

The decrease in rail lease revenue for 2019 compared to 2018 was primarily attributable to a decrease in the size of the on-lease railcar fleet between the two periods as a result of the sale of railcars in November 2018 and February 2019. The decrease in operating expenses for 2019 compared to 2018 was mainly attributable to an $8.9 million, or 63%, decrease in depreciation expense due to a decrease in the size of the railcar fleet, and a $7.7 million increase in gain on sale of rental equipment, partially offset by a $1.1 million, or 19%, increase in storage, handing and other expenses due to lower utilization. The decrease in interest expense for 2019 compared to 2018 was primarily attributable to a decrease in our average loan principal balance between the two periods. The decrease in revenue and the $33.0 million loss on classification as held for sale and subsequent impairment, partially offset by the decrease in operating expenses and interest expense resulted in an increase in net loss from discontinued operations for the year ended December 31, 2019 compared to the year ended December 31, 2018.

Liquidity and Capital Resources

As of December 31, 2019, we had cash and cash equivalents of $46.5 million, including $26.6 million of cash held by variable interest entities (VIEs). Our principal sources of liquidity are cash in-flows provided by operating activities, proceeds from the sale of rental equipment, borrowings under our debt agreements, and equity and debt offerings. Our cash in-flows are used to finance capital expenditures and meet debt service requirements.

As of December 31, 2019, our outstanding indebtedness and the related maximum borrowing level was as follows (in thousands):

	Current	Current
	Amount	Maximum
	Outstanding	Borrowing Level
Revolving credit facilities	$783,037	$1,378,043
Term loans	251,235	251,235
Senior secured notes	52,775	52,775
Asset-backed notes	898,176	898,176
Collateralized financing obligations	91,296	91,296
Term loans held by VIE	36,484	36,484
	2,113,003	2,708,009
Debt issuance costs	(14,787)	-
Total	$2,098,216	$2,708,009

As of December 31, 2019, we had $594.9 million in availability under our revolving credit facilities (net of $0.1 million in letters of credit), subject to our ability to meet the collateral requirements under the agreements governing the facilities. Based on the borrowing base and collateral requirements as of December 31, 2019, the borrowing availability under our revolving credit facilities was $116.8 million, assuming no additional contributions of assets.

As of December 31, 2019, we had $1,227.2 million of total debt outstanding on facilities with fixed interest rates. These fixed rate facilities are scheduled to mature between 2020 and 2043 and had a weighted average interest rate of 3.9% as of December 31, 2019.

As of December 31, 2019, we had $885.8 million of total debt outstanding on facilities with interest rates based on floating rate indices (primarily LIBOR). These floating rate facilities are schedule to mature between 2020 and 2023 and had a weighted average interest rate of 3.3% as of December 31, 2019.

We have typically funded a significant portion of the purchase price for new equipment through borrowings under our credit facilities. However, from time to time we have funded new equipment acquisitions through the use of working capital.

Revolving Credit Facilities

We have three revolving credit facilities, which have a maximum borrowing capacity of $1,100.0 million, $250.0 million, and €25.0 million, respectively, and maturity dates of June 2023, October 2023, and September 2020, respectively. The entire amount of the facilities drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

We use the revolving credit facilities primarily to fund the purchase of rental equipment. As of December 31, 2019, in addition to a rental equipment payable of $25.1 million, we had commitments to purchase $6.0 million of containers in the twelve months ending December 31, 2020.

Term Loans

We utilize our term loans as an important funding source for the purchase of rental equipment. Our term loans amortize in monthly or quarterly installments and mature between December 2020 and October 2023.

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

Our borrowings under the asset-backed facilities amortize in monthly installments and mature between October 2027 and September 2043. We are required to maintain a restricted cash account to cover payments of the obligations. As of December 31, 2019, the restricted cash account had a balance of $26.8 million.

Other Debt Obligations

We have entered into a series of collateralized financing obligations with Japanese investor funds that are consolidated by us as VIEs (see Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K). The obligations have maturity dates between March 2020 and February 2026.

One of our Japanese investor funds that is consolidated by us as a VIE entered into a term loan agreement with a bank. The VIE term loan matures in February 2026.

Our term loans, senior secured notes, asset-backed notes, collateralized financing obligations and term loans held by VIEs are secured by specific pools of rental equipment and other assets owned by the Company, the underlying leases thereon and the Company’s interest in any money received under such contracts.

In addition to customary events of default, our revolving credit facilities and term loans contain restrictive covenants, including limitations on certain liens, indebtedness and investments and restrictions on dividends, distributions or other payments from our subsidiaries.  In addition, all of our debt facilities contain various restrictive financial and other covenants.  The financial covenants in our debt facilities require us to maintain (1) a consolidated funded debt to consolidated tangible net worth ratio of no more than 3.75:1.00, and in the case of our asset-backed notes, of no more than 4.50:1:00; and (2) a fixed charge coverage ratio of at least 1.20:1.00, and in the case of our asset-backed notes, of at least 1.10:1.00. As of December 31, 2019, we were in compliance with all of our debt covenants.

Under certain conditions, as defined in our credit agreements with our banks and/or note holders, we are subject to certain cross default provisions that may result in an acceleration of principal repayment under these credit facilities if an uncured default condition were to exist. Our asset-backed notes are not subject to any such cross-default provisions.

Cash Flow

The following table sets forth certain cash flow information for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Net income	$31,011	$78,596
Net income from continuing operations adjusted for non-cash items	176,860	189,741
Changes in working capital	73,830	(20,504)
Net cash provided by operating activities of continuing operations	250,690	169,237
Net cash used in investing activities of continuing operations	(271,869)	(631,813)
Net cash provided by financing activities of continuing operations	30,670	517,123
Net cash used in discontinued operations	(12,418)	(25,770)
Effect on cash of foreign currency translation	183	(3)
Net (decrease) increase in cash	(2,744)	28,774
Cash and restricted cash at beginning of period	75,983	47,209
Cash and restricted cash at end of period	$73,239	$75,983

Cash Flows from Continuing Operations

Operating Activities

Net cash provided by operating activities of continuing operations was $250.7 million for the year ended December 31, 2019, an increase of $81.5 million compared to $169.2 million for the year ended December 31, 2018. The increase was due to a $94.3 million increase in our net working capital adjustments, partially offset by a $12.9 million decrease in income from continuing operations as adjusted for depreciation, amortization and other non-cash items. The decrease of $12.9 million in net income as adjusted for non-cash items was primarily due to a $28.1 million decrease in income from continuing operations, partially offset by an increase of $5.0 million in depreciation expense, an increase of $5.5 million in bad debt expense, and a decrease of $5.5 million in the gain on sale of rental equipment.

Net working capital provided by operating activities of $73.8 million for the year ended December 31, 2019 was due to a $65.7 million decrease in net investment in finance leases, primarily due to receipt of principal payments, which was presented as cash inflows from investing activities in 2018, a $3.9 million decrease in accounts receivable, primarily caused by the timing of cash receipts from customers, and a $6.5 million increase in accounts payable, accrued expenses and other liabilities, primarily caused by the timing of payments, partially offset by a $2.2 million increase in prepaid expenses and other assets. Net working capital used in operating activities of $20.5 million for the year ended December 31, 2018 was due to an $18.4 million increase in accounts receivable, primarily caused by an increase in lease and logistics activity, a $1.1 million increase in prepaid expenses and other assets, and a $0.8 million decrease in accounts payable, accrued expenses and other liabilities, primarily caused by the timing of payments.

Investing Activities

Net cash used in investing activities of continuing operations decreased $359.9 million to $271.9 million for the year ended December 31, 2019 from $631.8 million for the year ended December 31, 2018. The decrease in cash usage was primarily attributable to a $423.1 million decrease in the purchase of rental equipment and a $16.1 million increase in proceeds from sale of rental equipment, partially offset by a $37.1 million increase for the purchase of financing receivables and a $43.4 million decrease in receipt of principal payments from finance leases, which is presented as cash inflows from operating activities in 2019 in accordance with the requirements of the new accounting standard on leases.

Financing Activities

Net cash provided by financing activities of continuing operations of $30.7 million for the year ended December 31, 2019 decreased $486.5 million compared to the year ended December 31, 2018, primarily as a result of lower net borrowings being required to finance the acquisition of rental equipment. During the year ended December 31, 2019, our net cash inflow from borrowings was $73.2 million compared to $461.7 million for the year ended December 31, 2018, reflecting a decrease in investment in rental equipment during 2019 compared to 2018.  The decrease was also a result of a $103.4 million decrease in proceeds received from the issuance of common stock and preferred stock and a $5.6 million increase in dividends paid to preferred stockholders, partially offset by a $6.8 million decrease in the repurchase of common stock, a $3.0 million decrease in payments made for debt issuance costs, and a $1.3 million increase in proceeds from employee stock option exercises.

Cash Flows from Discontinued Operations

Net cash used in discontinued operations was $12.4 million for the year ended December 31, 2019, an increase of $13.4 million compared to net cash used in discontinued operations of $25.8 million for the year ended December 31, 2018. The decrease in cash used by discontinued operations was primarily attributable to a $155.0 million increase in net cash provided by investing activities of discontinued operations, mainly as a result of proceeds received from the sale of railcar assets, partially offset by a $134.4 million increase in net cash used in financing activities of discontinued operations due to an increase in net cash outflow to repay borrowing for rail operations, and a $7.3 million decrease in net cash provided by operating activities of discontinued operations.

Equity Transactions

Stock Repurchase Plan

In October 2018, we announced that our Board of Directors had approved the repurchase of up to three million shares of our outstanding common stock. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and will be evaluated by us depending on market conditions, corporate needs and other factors. Stock repurchases may be made in the open market, block trades or privately negotiated transactions. This stock repurchase program replaced any available prior share repurchase authorization and may be discontinued at any time.  During the year ended December 31, 2019, we repurchased 1.5 million shares of our common stock under this repurchase plan, at a cost of approximately $34.1 million. As of December 31, 2019, approximately 1.0 million shares remained available for repurchase under our share repurchase program.

Common Stock At-the-Market (ATM) Offering Program

In October 2017, we commenced an ATM offering program with respect to our common stock, which allows us to issue and sell up to 2.0 million shares of our common stock. We did not issue any shares under this ATM program during the year ended December 31, 2019. As of December 31, 2019, we had remaining capacity to issue up to approximately 1.0 million of additional shares of common stock under this ATM offering program.

Series A Preferred Stock ATM Offering Program

In May 2018, we commenced an ATM offering program with respect to our Series A Preferred Stock, which allows us to issue and sell up to 2.2 million shares of our Series A Preferred Stock. We did not issue any shares under this ATM program during the year ended December 31, 2019.  As of December 31, 2019, we had remaining capacity to issue up to approximately 1.8 million of additional shares of Series A Preferred Stock under this ATM program.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments by due date as of December 31, 2019 (in thousands):

	Payments Due by Period
		Less than	1-2	2-3	3-4	4-5	More than
	Total	1 year	years	years	years	years	5 years
Total debt obligations:
Revolving credit facilities (1)	$783,037	$21,537	$-	$-	$-	$761,500	$-
Term loans (1)	251,235	33,100	113,935	7,800	96,400	-	-
Senior secured notes	52,775	6,110	6,110	40,555	-	-	-
Asset-backed notes	898,176	134,547	134,547	131,697	100,272	94,547	302,566
Collateralized financing obligations	91,296	21,681	35,852	16,278	-	-	17,485
Term loans held by VIE	36,484	5,250	5,482	5,719	5,969	6,223	7,841
Interest on debt obligations (2)	269,277	72,426	63,777	55,679	35,776	14,945	26,674
Rental equipment payable	25,137	25,137	-	-	-	-	-
Rent, office facilities and equipment	7,802	2,836	2,626	1,705	462	158	15
Equipment purchase commitments - Containers	6,034	6,034	-	-	-	-	-
Total contractual obligations	$2,421,253	$328,658	$362,329	$259,433	$238,879	$877,373	$354,581

(1)Includes $137.5 million outstanding under a revolving credit facility and $55.9 million outstanding under term loans that are expected to be repaid upon the sale of our railcar assets.

(2)Our estimate of interest expense commitment includes $88.5 million relating to our revolving credit facilities, $24.3 million relating to our term loans, $6.6 million relating to our senior secured notes, $138.0 million relating to our asset-backed notes, $6.6 million relating to our collateralized financing obligations, and $5.2 million related to our term loans held by VIEs. The calculation of interest commitment related to our debt assumes the following weighted average interest rates as of December 31, 2019: revolving credit facilities, 3.2%; term loans, 4.0%; senior secured notes, 4.9%; asset-backed notes, 4.0%; collateralized financing obligations, 1.5%; and term loans held by VIEs, 4.2%. These calculations assume that interest rates will remain at the same level over the next five years. We expect that interest rates will vary over time based upon fluctuations in the underlying indexes upon which these interest rates are based.

See Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K for a description of the terms of our revolving credit facilities, term loans and asset-based notes.

Off-Balance Sheet Arrangements

As of December 31, 2019, we had no material off-balance sheet arrangements or obligations that have or are reasonably likely to have a current or future effect on our financial condition, change in financial condition, revenue or expenses, results of operations, liquidity capital expenditure, or capital resources that are material to investors. An off-balance sheet arrangement includes any contractual obligation, agreement or transaction arrangement involving an unconsolidated entity under which we would have: (1) retained a contingent interest in transferred assets; (2) an obligation under derivative instruments classified as equity; (3) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing, hedging or research and development services with us; or (4) made guarantees.

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

Revenue Recognition

We provide a range of services to our customers incorporating rental, sale and management of equipment, and the provision of logistics services. Revenue for all forms of service is recognized when earned following the guidelines under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606,  Revenue Recognition (ASC 606) and FASB ASC Topic 842,  Leases (ASC 842). Revenue is reported net of any related sales tax.

Container Lease Revenue

We recognize revenue from operating leases of our owned equipment as earned over the term of the lease. Where minimum lease payments vary over the lease term, revenue is recognized on a straight-line basis over the term of the lease. Early termination of the rental contracts subjects the lessee to a penalty, which is included in lease revenue upon such termination. Finance lease income, and interest earned on financing receivables, are recognized using the effective interest method, which generates a constant rate of interest over the term of the arrangement.

Included in lease revenue is revenue consisting primarily of fees charged to the lessee for handling, delivery, and repairs. These activities are considered non-lease components of the contracts, which are generally accounted for separately from the lease component, and revenue is recognized as earned in accordance with ASC 606.

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

Container rental equipment is recorded at original cost and depreciated to an estimated residual value on a straight-line basis over its estimated useful life. The estimated useful lives and residual values of our container equipment are based on historical disposal experience and our expectations for future used container sale prices. Depreciation estimates are reviewed on a regular basis to determine whether sustained changes have taken place in the useful lives of our equipment or assigned residual values, which would suggest that a change in depreciation estimates is warranted. We completed our annual depreciation policy review during the fourth quarter of 2019 and concluded no change was necessary.

The estimated useful lives and residual values for each major equipment type purchased new from the factory are as follows:

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

Equipment Held for Sale

In the quarter ended June 30, 2019, we committed to a plan to sell our railcar assets. As a result, and in accordance with ASC 205, Discontinued Operations, the railcar assets have been classified as held for sale. Equipment held for sale is carried at the lower of its estimated fair value, less costs to sell, or its carrying value. In addition, held for sale accounting requires that depreciation is no longer charged on held for sale assets as of the date that the assets became held for sale, which we consider to be May 31, 2019. In accordance with ASC 360-10, Impairment and Disposal of Long-Lived Assets, the fair value less cost to sell of the long-lived asset group must be evaluated each period to determine if it has changed. To assist us in our assessment of fair value, we have engaged a third-party appraiser.

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

When testing for impairment, equipment is generally grouped by equipment type, and is tested separately from other groups of assets and liabilities. Potential impairment exists when the estimated future undiscounted cash flows generated by an asset group, comprised of lease proceeds and residual values, less related operating expenses, are less than the carrying value of that asset group. If potential impairment exists, the equipment is written down to its fair value. In determining the fair value of an asset group, we consider market trends, published value for similar assets, recent transactions of similar assets and in certain cases, quotes from third party appraisers. Excluding held for sale railcar assets, no impairment charges were recorded in 2019,  2018 and 2017 as a result of our annual review.

Recent Accounting Pronouncements.

In June 2016, the FASB issued Accounts Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (ASU 2016-13). This guidance affects net investment in finance leases and the amendments in this update replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses. The guidance requires the measurement of expected credit losses to be based on relevant information from past events, current conditions, and reasonable and supportable information that affects collectability. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years and with early adoption permitted for fiscal years beginning after December 15, 2018. Further, ASU 2018-19 was issued in November 2018 to clarify that operating lease receivables should be accounted for under the new lease standard, Topic 842, and are not within the scope of Topic 326. We will adopt ASU 2016-13 and its related amendments effective January 1, 2020. We do not expect adoption to have a material effect on our consolidated financial statements.

The most recent adopted accounting pronouncements are described in Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in foreign exchange rates and interest rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Interest Rate Risk. The nature of our business exposes us to market risk arising from changes in interest rates to which our variable-rate debt is linked. As of December 31, 2019, the principal amount of debt outstanding under variable-rate revolving credit facilities was $783.0 million. In addition, at December 31, 2019, we had balances on our variable rate term loans of $102.8 million. As of December 31, 2019, our total outstanding variable-rate debt was $885.8 million, which represented 42% of our total debt at that date. The average interest rate on our variable-rate debt was 3.3% as of December 31, 2019 based on LIBOR plus a margin based on certain conditions.

A 1.0% increase or decrease in underlying interest rates for these obligations would increase or decrease interest expense by approximately $8.9 million annually, assuming debt remains constant at December 31, 2019 levels.

We do not currently participate in hedging, interest rate swaps or other transactions to manage the market risks described above.

This analysis does not consider the effect of any change in overall economic activity that could impact interest rates. Further, in the event of an increase in interest rates of significant magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

Foreign Exchange Rate Risk. Although we have significant foreign-based operations, the U.S. dollar is our primary operating currency. Thus, most of our revenue and expenses are denominated in U.S. Dollars. We have equipment sales in British Pound Sterling, Euros and Japanese Yen and incur overhead costs in foreign currencies, primarily in British Pound Sterling and Euros. During the year ended December 31, 2019, the U.S. Dollar increased in value in relation to other major foreign currencies (such as the Euro and British Pound Sterling). The increase in the relative value of the U.S. Dollar has decreased our revenues and expenses denominated in foreign currencies. The associated decrease in the value of certain foreign currencies as compared to the U.S. Dollar has also caused assets held at some of our foreign subsidiaries to decrease in value when translated to U.S. Dollars. For the year ended December 31, 2019, we recognized a loss on foreign exchange of $0.3 million. A 10% change in foreign exchange rates would not have a material impact on our business, financial position, results of operations or cash flows.

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon their evaluation of these disclosure controls and procedures, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2019 due to a material weakness in our internal control over financial reporting as described below.

Notwithstanding this material weakness surrounding the measurement and review of fair value estimates, management concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP. KPMG LLP (KPMG), the Company’s independent registered public accounting firm, has issued an unqualified opinion on our consolidated financial statements as of and for the year ended December 31, 2019. This material weakness has no impact on our consolidated financial statements in prior years.

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

Our management, including our President and Chief Executive Officer and our Chief Financial Officer, under the supervision of our Board of Directors, conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2019 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2019 because of the material weakness described below.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

A material weakness in our internal control over financial reporting resulted from the ineffective design and operation of process level controls over the completeness and accuracy of key assumptions and financial data utilized in estimating the fair value of certain assets. In addition, the Company did not design effective controls that demonstrated a sufficient level of precision used in the review of fair value estimates. The material weakness arose because management’s risk assessment process did not appropriately identify risks, and design and implement responsive control activities associated with changes in business operations. The control deficiencies surrounding the measurement and review of fair value estimates resulted in immaterial misstatements that were corrected prior to the issuance of the Company’s financial statements. A reasonable possibility exists that a material misstatement to the consolidated financial statements may not be prevented or detected on a timely basis, and therefore we concluded that the deficiencies represent a material weakness.

Our internal control over financial reporting as of December 31, 2019 has been audited by KPMG, who has issued an adverse opinion on the effectiveness of internal control over financial reporting, which is included on page 54 in this Annual Report on Form 10-K.

Remediation Actions

We are taking several steps to remediate the material weakness identified above. These steps include the following:

•

We plan to implement continuous risk assessment processes that are designed to identify and assess changes that could significantly impact our internal control over financial reporting, including existing and new risks of material misstatement related to the measurement and review of fair value estimates.

•

We plan to enhance the design of existing control activities and implement additional control activities to ensure controls and other controls related to fair value estimates (including controls that validate the completeness and accuracy of information, data and assumptions), are properly designed, implemented and documented.

We intend to execute our plans to remediate the material weakness identified above as soon as feasible. We will test the ongoing effectiveness of the new and enhanced controls and will consider the material weakness remediated after the new controls operate effectively for a sufficient period of time. There is no assurance, however, that these measures will remediate the material weakness or ensure that our internal controls over financial reporting will be effective in the future.

Inherent Limitations in the Effectiveness of Controls

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2019, we identified a material weakness in our internal control over financial reporting that existed earlier in the year related to the timely assessment of lease classification.  This material weakness was remediated as of December 31, 2019. Except as related to the material weaknesses previously described, there were no changes to our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
CAI International, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited CAI International, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated March 5, 2020 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness has been identified and included in management’s assessment related to the ineffective design and operation of process level controls over the completeness and accuracy of key assumptions and financial data utilized in estimating the fair value of certain assets.  In addition, the Company did not design effective controls that demonstrated a sufficient level of precision used in the review of fair value estimates. The material weakness arose because management’s risk assessment process did not appropriately identify risks and design and implement responsive control activities associated with changes in business operations. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

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
March 5, 2020

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference from our definitive proxy statement for our 2020 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2019.

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

ITEM 11: EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from our definitive proxy statement for our 2020 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2019.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference from our definitive proxy statement for our 2020 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2019.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from our definitive proxy statement for our 2020 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2019.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference from our definitive proxy statement for our 2020 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2019.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements.

The following financial statements are included in Item 8 of this report:

(a)(2)Financial Statement Schedules.

The following financial statement schedule for the Company is filed as part of this report:

Schedule II—Valuation Accounts	95

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Consolidated Financial Statements or notes thereto.

(a)(3)List of Exhibits.

The exhibits set forth on the accompanying Exhibit Index immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.	96

ITEM 16:  FORM 10-K SUMMARY

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
CAI International, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CAI International, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 5, 2020 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Adoption of a new accounting pronouncement

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

San Francisco, California
March 5, 2020

CAI INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	December 31,	December 31,
	2019	2018
Assets
Current assets
Cash	$19,870	$20,104
Cash held by variable interest entities	26,594	25,211
Accounts receivable, net of allowance for doubtful accounts of $8,171 and
and $2,042 at December 31, 2019 and 2018, respectively	88,452	95,942
Current portion of net investment in finance leases	71,228	75,975
Assets held for sale	284,513	449,730
Prepaid expenses and other current assets	8,471	1,525
Total current assets	499,128	668,487
Restricted cash	26,775	30,668
Rental equipment, net of accumulated depreciation of $588,815 and
$557,559 at December 31, 2019 and 2018, respectively	1,820,735	1,816,794
Net investment in finance leases	495,488	473,792
Financing receivable	30,693	-
Goodwill	15,794	15,794
Intangible assets, net of accumulated amortization of $5,221 and
$3,611 at December 31, 2019 and 2018, respectively	4,123	5,733
Other non-current assets	9,029	1,349
Total assets (1)	$2,901,765	$3,012,617

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$7,291	$7,371
Accrued expenses and other current liabilities	30,479	25,069
Unearned revenue	6,405	7,573
Current portion of debt	218,094	311,381
Rental equipment payable	25,137	74,139
Total current liabilities	287,406	425,533
Debt	1,880,122	1,847,633
Deferred income tax liability	35,376	38,319
Other non-current liabilities	5,621	-
Total liabilities (2)	2,208,525	2,311,485

Stockholders' equity
Preferred stock, par value $.0001 per share; authorized 10,000,000
8.50% Series A fixed-to-floating rate cumulative redeemable perpetual preferred stock, issued and
outstanding 2,199,610 shares, at liquidation preference	54,990	54,990
8.50% Series B fixed-to-floating rate cumulative redeemable perpetual preferred stock, issued and
outstanding 1,955,000 shares, at liquidation preference	48,875	48,875
Common stock: par value $.0001 per share; authorized 84,000,000 shares; issued and outstanding
17,479,127 and 18,764,459 shares at December 31, 2019 and 2018, respectively	2	2
Additional paid-in capital	102,709	132,666
Accumulated other comprehensive loss	(6,630)	(6,513)
Retained earnings	493,294	471,112
Total stockholders' equity	693,240	701,132
Total liabilities and stockholders' equity	$2,901,765	$3,012,617

(1)

Total assets at December 31, 2019 and December 31, 2018 include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash, $26,594 and $25,211; Net investment in finance leases, $4,790 and $13,862; and Rental equipment net of accumulated depreciation, $101,907  and $71,958, respectively.

(2)

Total liabilities at December 31, 2019 and December 31, 2018 include the following VIE liabilities for which the VIE creditors do not have recourse to CAI International, Inc.: Current portion of debt, $26,931 and $41,066; Debt, $100,849 and $67,615, respectively.

See accompanying notes to consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue
Container lease revenue	$298,853	$284,924	$235,365
Logistics revenue	117,687	111,471	80,552
Total revenue	416,540	396,395	315,917

Operating expenses
Depreciation of rental equipment	111,917	107,109	99,753
Storage, handling and other expenses	17,533	8,853	15,303
Logistics transportation costs	104,109	97,170	68,155
Gain on sale of rental equipment	(4,402)	(9,886)	(5,333)
Administrative expenses	52,699	46,240	39,588
Total operating expenses	281,856	249,486	217,466

Operating income	134,684	146,909	98,451

Other expenses
Net interest expense	79,158	62,573	41,815
Other expense	313	677	765
Total other expenses	79,471	63,250	42,580

Income before income taxes	55,213	83,659	55,871
Income tax expense (benefit)	4,192	4,554	(6,694)

Income from continuing operations	51,021	79,105	62,565
(Loss) income from discontinued operations, net of taxes	(20,010)	(509)	9,495
Net income	31,011	78,596	72,060
Preferred stock dividends	8,829	5,124	-
Net income attributable to CAI common stockholders	$22,182	$73,472	$72,060

Amounts attributable to CAI common stockholders
Net income from continuing operations	$42,192	$73,981	$62,565
Net (loss) income from discontinued operations	(20,010)	(509)	9,495
Net income attributable to CAI common stockholders	$22,182	$73,472	$72,060

Net income (loss) per share attributable to CAI common stockholders
Basic
Continuing operations	$2.38	$3.78	$3.25
Discontinued operations	(1.13)	(0.02)	0.49
Total basic	$1.25	$3.76	$3.74
Diluted
Continuing operations	$2.34	$3.73	$3.19
Discontinued operations	(1.11)	(0.02)	0.49
Total diluted	$1.23	$3.71	$3.68

Weighted average shares of common stock outstanding
Basic	17,731	19,562	19,253
Diluted	18,011	19,822	19,607

See accompanying notes to consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2019	2018	2017

Net income	$31,011	$78,596	$72,060
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(117)	(391)	2,010
Comprehensive income before preferred stock dividends	30,894	78,205	74,070
Dividends on preferred stock	8,829	5,124	-
Comprehensive income available to CAI common stockholders	$22,065	$73,081	$74,070

See accompanying notes to consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity

Balances as of December 31, 2016	-	$-	19,057	$2	$141,058	$(8,132)	$324,576	$457,504
Net income	-	-	-	-	-	-	72,060	72,060
Adoption of ASU 2016-09	-	-	-	-	-	-	1,004	1,004
Foreign currency translation adjustment	-	-	-	-	-	2,010	-	2,010
Issuance of common stock,
net of offering costs	-	-	889	-	29,148	-	-	29,148
Exercise of stock options	-	-	414	-	145	-	-	145
Stock-based compensation	-	-	31	-	1,974	-	-	1,974
Balances as of December 31, 2017	-	-	20,391	2	172,325	(6,122)	397,640	563,845
Net income	-	-	-	-	-	-	78,596	78,596
Preferred stock dividends, $2.125/share	-	-	-	-	-	-	(5,124)	(5,124)
Foreign currency translation adjustment	-	-	-	-	-	(391)	-	(391)
Issuance of common and preferred stock,
net of offering costs	4,155	103,865	100	-	(1,552)	-	-	102,313
Repurchase of common stock	-	-	(1,767)	-	(40,869)	-	-	(40,869)
Exercise of stock options	-	-	5	-	24	-	-	24
Stock-based compensation	-	-	35	-	2,738	-	-	2,738
Balances as of December 31, 2018	4,155	103,865	18,764	2	132,666	(6,513)	471,112	701,132
Net income	-	-	-	-	-	-	31,011	31,011
Preferred stock dividends, $2.125/share	-	-	-	-	-	-	(8,829)	(8,829)
Foreign currency translation adjustment	-	-	-	-	-	(117)	-	(117)
Repurchase of common stock	-	-	(1,458)	-	(34,118)	-	-	(34,118)
Exercise of stock options	-	-	130	-	1,285	-	-	1,285
Stock-based compensation	-	-	43	-	2,876	-	-	2,876
Balances as of December 31, 2019	4,155	$103,865	17,479	$2	$102,709	$(6,630)	$493,294	$693,240

See accompanying notes to consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income	$31,011	$78,596	$72,060
(Loss) income from discontinued operations, net of income taxes	(20,010)	(509)	9,495
Income from continuing operations	51,021	79,105	62,565
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	112,317	107,304	100,093
Amortization of debt issuance costs	3,921	3,650	2,598
Amortization of intangible assets	1,610	1,989	1,969
Stock-based compensation expense	2,758	2,583	1,838
Reduction in contingent consideration	-	-	(2,211)
Unrealized loss on foreign exchange	16	436	106
Gain on sale of rental equipment	(4,402)	(9,886)	(5,333)
Deferred income taxes	3,734	4,172	(6,749)
Bad debt expense	5,885	388	404
Changes in other operating assets and liabilities:
Accounts receivable	3,864	(18,365)	(4,248)
Prepaid expenses and other assets	(2,245)	(1,131)	738
Net investment in finance leases	65,688	-	-
Accounts payable, accrued expenses and other liabilities	6,518	(834)	(9,838)
Unearned revenue	5	(174)	(333)
Net cash provided by operating activities of continuing operations	250,690	169,237	141,599
Net cash provided by operating activities of discontinued operations	3,307	10,533	13,593
Net cash provided by operating activities	253,997	179,770	155,192
Cash flows from investing activities
Purchase of rental equipment	(316,857)	(739,944)	(432,212)
Purchase of financing receivable	(37,139)	-	-
Proceeds from sale of rental equipment	81,692	65,602	65,674
Purchase of furniture, fixtures and equipment	(2,285)	(823)	(124)
Receipt of principal payments from financing receivable	2,720	-	-
Receipt of principal payments from finance leases	-	43,352	24,061
Net cash used in investing activities of continuing operations	(271,869)	(631,813)	(342,601)
Net cash provided by (used in) investing activities of discontinued operations	123,424	(31,530)	(69,150)
Net cash used in investing activities	(148,445)	(663,343)	(411,751)
Cash flows from financing activities
Proceeds from debt	705,045	1,605,564	704,340
Principal payments on debt	(631,875)	(1,143,908)	(522,486)
Debt issuance costs	(839)	(3,861)	(3,441)
Proceeds from issuance of common and preferred stock	-	103,433	28,028
Repurchase of common stock	(34,118)	(40,869)	-
Dividends paid to preferred stockholders	(8,828)	(3,260)	-
Exercise of stock options	1,285	24	145
Net cash provided by financing activities of continuing operations	30,670	517,123	206,586
Net cash (used in) provided by financing activities of discontinued operations	(139,149)	(4,773)	44,636
Net cash (used in) provided by financing activities	(108,479)	512,350	251,222
Effect on cash of foreign currency translation	183	(3)	220
Net (decrease) increase in cash and restricted cash	(2,744)	28,774	(5,117)
Cash and restricted cash at beginning of the period (1)	75,983	47,209	52,326
Cash and restricted cash at end of the period (2)	$73,239	$75,983	$47,209

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$871	$651	$194
Interest	84,767	71,286	47,596

Supplemental disclosure of non-cash operating activity
Lease liabilities arising from obtaining right-of-use assets	$5,306	$-	$-

Supplemental disclosure of non-cash investing and financing activity
Transfer of rental equipment to finance lease	$110,766	$316,697	$205,033
Transfer of finance lease to rental equipment	21,179	-	413
Rental equipment payable	25,137	74,139	92,415

(1)

Includes cash of $20,104,  $14,735, and $15,685, cash held by variable interest entities of $25,211,  $20,685, and $30,449, and restricted cash of $30,668,  $11,789, and $6,192 at December 31, 2018, 2017, and 2016, respectively.

(2)

Includes cash of $19,870,  $20,104, and $14,735, cash held by variable interest entities of $26,594,  $25,211, and $20,685, and restricted cash of $26,775,  $30,668, and $11,789 at December 31, 2019, 2018, and 2017, respectively.

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

(2)  Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (ASU 2016-02), and subsequently issued amendments thereto, that replaced existing lease accounting guidance. The new standard requires lessors to classify leases as a sales-type, direct financing, or operating lease. A lease is a sales-type lease if any of five criteria are met, each of which indicate that the lease, in effect, transfers control of the underlying asset to the lessee. If none of those five criteria are met, but two additional criteria are both met, indicating that the lessor has transferred substantially all of the risks and benefits of the underlying asset to the lessee and a third-party, the lease is a direct financing lease. All leases that are not sales-type or direct financing leases are operating leases. The new standard also established a right-of-use model (ROU) that requires lessees to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than twelve months.

The Company adopted ASU 2016-02, as amended, effective January 1, 2019, using the modified retrospective approach and the effective date as the date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. In addition, the Company elected the following practical expedients permitted under the transition guidance within the new standard: (1) the “package of practical expedients,” which does not require the Company to reassess under the new standard its prior conclusions about lease identification, lease classification, and initial direct costs, (2) the short-term lease recognition exemption for its office space leases of twelve months or less, which resulted in the Company not recognizing an ROU asset or lease liability for these leases, and (3) the practical expedient to not separate lease and non-lease components for leases that qualify for the practical expedient.

Adoption of the new standard resulted in the recognition of operating lease ROU assets of $3.7 million and operating lease liabilities of $4.1 million as of January 1, 2019. Adoption of the new standard resulted in the receipt of principal payments from finance leases being recognized in operating activities in the consolidated statement of cash flows for the year ended December 31, 2019. These cash flows were recognized as investing activities in the statements of cash flows for the years ended December 31, 2018 and 2017. Adoption did not have an impact on the Company’s consolidated statements of income.

Summary of Significant Accounting Policies

(a)   Principles of Consolidation

The consolidated financial statements include the financial statements of CAI International, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company regularly performs a review of its container fund arrangements with investors to determine whether or not it has a variable interest in the fund and if the fund is a variable interest entity (VIE). If it is determined that the Company does not have a variable interest in the fund, further analysis is not required and the Company does not consolidate the fund. If it is determined that the Company does have a variable interest in the fund and the fund is a VIE, further analysis is performed to determine if the Company is a primary beneficiary of the VIE and meets both of the following criteria under FASB Accounting Standards Codification (ASC) Topic 810,  Consolidation:

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

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

(b)   Discontinued Operations

In the quarter ended June 30, 2019, the Company committed to a plan to sell its railcar assets and to reallocate the capital invested in its rail business to other investments. As a result, the railcar assets have been reclassified as held for sale in the accompanying consolidated balance sheets and the operations of the rail business have been reclassified as discontinued operations in the accompanying consolidated statements of income and cash flows. All prior periods presented in these consolidated financial statements have been restated to reflect the reclassification of the railcar business as discontinued operations and assets held for sale. See Note 3 – Discontinued Operations for more information.

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

Rail

Effective June 1, 2019, depreciation of the Company’s railcar assets ceased due to held for sale classification. See Note 3 – Discontinued Operations for more information.

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

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

When testing for impairment, equipment is generally grouped by equipment type, and is tested separately from other groups of assets and liabilities. Potential impairment exists when the estimated future undiscounted cash flows generated by an asset group, comprised of lease proceeds and residual values, less related operating expenses, are less than the carrying value of that asset group. If potential impairment exists, the equipment is written down to its fair value. In determining the fair value of an asset group, the Company considers market trends, published value for similar assets, recent transactions of similar assets and in certain cases, quotes from third party appraisers. Excluding held for sale railcar assets, no impairment charges were recorded in 2019,  2018 and 2017.

(f)   Intangible Assets

Intangible assets with definite useful lives are reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. The Company amortizes intangible assets on a straight-line basis over their estimated useful lives as follows:

Customer relationships	5-8 years

(g)  Goodwill

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

The Company assesses qualitative factors such as industry and market considerations, overall financial performance and other relevant events and factors affecting a reporting unit to determine if it is more likely than not that impairment may exist and whether it is necessary to perform the quantitative goodwill impairment test. This involves comparing the fair value to the carrying value of each reporting unit that has goodwill assigned to it. The Company recognizes an impairment charge for the amount by which the carrying value of the reporting unit exceeds the fair value. The Company performed the annual impairment test during the fourth quarter of 2019 and concluded that there was no impairment of goodwill.

(h)   Sales-type and Direct Finance Leases and Financing Receivable

Sales-type and direct finance lease income, and interest earned on financing receivables are recognized using the effective interest method, which generates a constant rate of interest over the term of the arrangements.

(i)   Debt Issuance Costs

To the extent that the Company is required to pay issuance fees or direct costs relating to its debt and credit facilities, such fees are amortized over the lives of the related debt using the effective interest method and reflected in interest expense. Unamortized debt issuance costs of $14.8 million and $20.4 million are presented as a reduction of debt on the Company’s consolidated balance sheets as of December 31, 2019 and 2018, respectively.

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

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

(l)   Leases

The Company leases office space under operating leases with expiration dates through 2025. The Company determines whether an arrangement constitutes a lease and records lease liabilities and ROU assets on its consolidated balance sheet at lease commencement. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU assets also include any lease pre-payments made and exclude lease incentives. Certain of the Company’s leases include one or more options to renew, which are included in the lease term only when it is reasonably certain that the Company will exercise that option. The Company’s office space leases often include lease and non-lease components, which are combined and accounted for as a single lease component.

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

(n)   Revenue Recognition

The Company provides a range of services to its customers incorporating the rental, sale and management of equipment and the provision of logistics services. Revenue for all forms of service is recognized when earned following the guidelines under FASB ASC Topic 606,  Revenue Recognition, FASB ASC Topic 840, Leases and FASB ASC Topic 842, Leases. Revenue is reported net of any related sales tax.

Container and Rail Lease Revenue

The Company recognizes revenue from operating leases of its owned equipment as earned over the term of the lease. Where minimum lease payments vary over the lease term, revenue is recognized on a straight-line basis over the term of the lease. The Company recognizes revenue on a cash basis for certain railcar leases that are billed on an hourly or mileage basis through a third-party railcar manager if we are unable to reliably estimate the revenue. Early termination of the rental contracts subjects the lessee to a penalty, which is included in lease revenue upon such termination. Finance lease income, and interest earned on financing receivables are recognized using the effective interest method, which generates a constant rate of interest over the term of the arrangement.

Certain leases include one or more options to renew or purchase the leased rental equipment. The exercise of lease renewal or equipment purchase options is at the sole discretion of the customer.

Included in lease revenue is revenue consisting primarily of fees charged to the lessee for handling, delivery, and repairs. These activities are considered non-lease components of the contract, which are generally accounted for separately from the lease component, and revenue is recognized as earned in accordance with ASC Topic 606, Revenue Recognition.  For certain leases of railcar equipment, the Company is responsible for the repair and maintenance of the railcars throughout the lease term. For such leases, the lease and non-lease component are combined as a single lease component, and revenue is recognized as earned in accordance with ASC Topic 842, Leases.

Also included in lease revenue is revenue from management fees earned under equipment management agreements. Management fees are generally calculated as a percentage of the monthly net operating income for an investor’s portfolio and recognized as revenue in the month of service.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

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

Payment terms vary by customer and type of service. The time between invoicing and when payment is due is not significant. For certain customers or services, the Company may require payment before the services are delivered or performed for the customer.

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

 (o)   Stock-Based Compensation

The Company has granted stock options, restricted stock and performance stock to certain directors and employees under its equity incentive plans.  In addition, the Company operates an Employee Stock Purchase Plan (ESPP). The Company accounts for stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation, which requires that compensation cost related to stock-based compensation be recognized in the financial statements. The cost is measured at the date the award is granted based on the fair value of the award. The fair value of stock options and shares purchased under the ESPP are calculated using the Black-Scholes-Merton option pricing model. The stock-based compensation expense is recognized over the vesting period of the grant on a straight-line basis (see Note 11). The company accounts for forfeitures as they occur.

(p)   Repairs and Maintenance

The Company’s leases generally require the lessee to pay for any damage to the equipment beyond normal wear and tear at the end of the lease term. The Company accounts for repairs and maintenance expense on an accrual basis when an obligation to pay has been incurred.

(3)  Discontinued Operations

As discussed in Note 2, railcar assets of $284.5 million and $449.7 million were reclassified as held for sale as of December 31, 2019 and 2018, respectively, and the related operations of the rail business were reclassified as discontinued operations in the accompanying consolidated statements of income and cash flows.

The Company’s held for sale railcar assets as of the dates indicated are made up as follows (in thousands):

	December 31,	December 31,
	2019	2018
Rental equipment	$315,059	$448,466
Other assets	2,409	1,264
Loss on classification as held for sale	(7,323)	-
Impairment of rental equipment	(25,632)	-
Assets held for sale	$284,513	$449,730

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Other assets and liabilities of the rail business, including accounts receivable, accrued expenses and other liabilities, deferred tax liabilities and debt, have not been classified as held for sale in the consolidated balance sheets as of December 31, 2019 and 2018 as they will not be sold by the Company. The rail debt will be repaid upon the sale of the railcar assets.

During the year ended December 31, 2019, the Company recorded an impairment charge of $33.0 million to reduce the book value of its railcar portfolio to its estimated fair value less costs to sell. To assist the Company in its assessment of fair value, a third-party desk top appraisal was carried out on the railcar fleet using a combination of cost and market approaches.  The cost approach utilizes the current replacement cost for a particular car type and calculates an estimated depreciation based on a railcar having a 40-year life and residual value being 10% of the estimated purchase price. The market approach estimates value based on recent market transactions involving similar railcars. The railcars were classified within Level 3 of the fair value hierarchy.

The following table summarizes the components of net loss from discontinued operations in the accompanying consolidated statements of income for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenue
Rail lease revenue	$26,130	$35,703	$32,476

Operating expenses
Depreciation of rental equipment	5,248	14,189	11,199
Storage, handling and other expenses	6,782	5,692	5,615
Gain on sale of rental equipment	(9,490)	(1,839)	(14)
Administrative expenses	3,680	4,065	3,111
Total operating expenses	6,220	22,107	19,911

Operating income	19,910	13,596	12,565

Interest expense	13,343	15,772	11,237
Income (loss) before income taxes	6,567	(2,176)	1,328

Loss on classification as held for sale and subsequent impairment	32,955	-	-
(Loss) income from discontinued operations before income taxes	(26,388)	(2,176)	1,328
Income tax benefit	(6,378)	(1,667)	(8,167)
Net (loss) income from discontinued operations	$(20,010)	$(509)	$9,495

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

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Managed Container Funds

The fees earned by the Company for arranging, managing and establishing container funds are commensurate with the level of effort required to provide those services, and the arrangements include only terms and conditions that are customarily present in arrangements for similar services. As such, the Company does not have a variable interest in the managed container funds, and does not consolidate those funds. No container portfolios were sold to the funds during the years ended December 31, 2019, 2018 and 2017.

Collateralized Financing Obligations

The Company has transferred containers to Japanese investor funds while concurrently entering into lease agreements for the same containers, under which the Company leases the containers back from the Japanese investors. The Company concluded these were financing transactions under which sale-leaseback accounting was not applicable.

The terms of the transactions with container funds under financing arrangements include options for the Company to purchase the containers from the funds at a fixed price. As a result of the residual interest resulting from the fixed price call option, the Company concluded that it may absorb a significant amount of the variability associated with the funds’ anticipated economic performance and, as a result, the Company has a variable interest in the funds. The funds are considered VIEs under FASB ASC Topic 810, Consolidation, because, as lessee of the funds, the Company has the power to direct the activities that most significantly impact each entity’s economic performance, including the leasing and managing of containers owned by the funds. As the Company has the power to direct the activities that most significantly impact the economic performance of the VIEs and the variable interest provides the Company with the right to receive benefits from the entity that could potentially be significant to the funds, the Company determined that it is the primary beneficiary of these VIEs and included the VIEs’ assets and liabilities as of December 31, 2019 and 2018, and the results of the VIEs’ operations and cash flows for the years ended December 31, 2019, 2018 and 2017 in the Company’s consolidated financial statements.

The containers that were transferred to the Japanese investor funds had a net book value of $106.7 million as of December 31, 2019. The container equipment, together with $26.6 million of cash held by the investor funds that can only be used to settle the liabilities of the VIEs, has been included on the Company’s consolidated balance sheet with the related liability presented in the debt section of the Company’s consolidated balance sheet as collateralized financing obligations of $91.3 million and term loans held by VIE of $36.5 million. See Note 10(e) and Note 10(f) for additional information. No gain or loss was recognized by the Company on the initial consolidation of the VIEs. Containers sold to the Japanese investor funds during the years ended December 31, 2019, 2018 and 2017, had a net book value of $65.0 million, $40.6 million and $20.5 million, respectively.

(5)  Rental Equipment

The following table provides a summary of the Company’s rental equipment (in thousands):

	December 31,	December 31,
	2019	2018
Dry containers	$1,902,471	$1,840,304
Refrigerated containers	282,155	341,983
Other specialized equipment	224,924	192,066
	2,409,550	2,374,353
Accumulated depreciation	(588,815)	(557,559)
Rental equipment, net of accumulated depreciation	$1,820,735	$1,816,794

2

(6)    Net Investment in Finance Leases

The following table represents the components of the Company’s net investment in finance leases (in thousands):

	December 31,	December 31,
	2019	2018
Gross finance lease receivables (1)	$804,880	$804,511
Unearned income (2)	(238,164)	(254,744)
Net investment in finance leases	$566,716	$549,767

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

(1)At the inception of the lease, the Company records the total minimum lease payments, executory costs, if any, and unguaranteed residual value as gross finance lease receivables. The gross finance lease receivables are reduced as customer payments are received. There was $74.3 million and $74.4 million unguaranteed residual value at December 31, 2019 and 2018, respectively, included in gross finance lease receivables. There were no executory costs included in gross finance lease receivables as of December 31, 2019 and 2018.

(2)The difference between the gross finance lease receivables and the cost of the equipment or carrying amount at the lease inception is recorded as unearned income. Unearned income, together with initial direct costs, are amortized to income over the lease term so as to produce a constant periodic rate of return. There were no unamortized initial direct costs as of December 31, 2019 and 2018.

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

Tier 3— Customers in this category exhibit volatility in payments on a regular basis.

Based on the above categories, the Company's gross finance lease receivables were as follows (in thousands):

	December 31,	December 31,
	2019	2018
Tier 1	$725,038	$698,014
Tier 2	79,842	106,497
Tier 3	-	-
	$804,880	$804,511

Contractual maturities of the Company’s gross finance lease receivables subsequent to December 31, 2019 for the years ending December 31 are as follows (in thousands):

2020	$114,614
2021	111,508
2022	108,638
2023	89,270
2024	62,849
2025 and thereafter	318,001
$804,880

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

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

The following table summarizes the components of the Company’s financing receivable (in thousands):

		December 31,
	Financial statement caption	2019
Current	Prepaid expenses and other current assets	$3,726
Non-current	Financing receivable	30,693
Total financing receivable		$34,419

In order to estimate an allowance for losses from financing receivables, the Company reviews the credit worthiness of its customers on an ongoing basis. As of December 31, 2019, $33.7 million and $0.7 million of the Company’s financing receivable would be categorized as Tier 1 and Tier 2, respectively, based on the internal customer credit ratings as described in Note 6.

(8)    Intangible Assets

The Company’s intangible assets as of December 31, 2019 and 2018 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2019
Customer relationships	$9,344	$(5,221)	$4,123
	$9,344	$(5,221)	$4,123
December 31, 2018
Customer relationships	$9,344	$(3,611)	$5,733
	$9,344	$(3,611)	$5,733

Amortization expense was $1.6 million for the year ended December 31, 2019 and $2.0 million for both the years ended December 31, 2018 and 2017, and was included in administrative expenses in the consolidated statements of income.

As of December 31, 2019, estimated future amortization expenses are as follows (in thousands):

2020	$1,609
2021	1,515
2022	474
2023	457
2024	68
$4,123

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

(9)    Leases

Lessor

The Company leases its rental equipment on either short-term operating leases through master lease agreements, long-term non-cancelable operating leases, or finance leases. The following table summarizes the components of lease revenue from continuing operations for the year ended December 31, 2019 (in thousands):

Lease revenue - operating leases	$238,971
Interest income on finance leases	45,568
Other revenue	12,338
Interest income on financing receivable	1,976
Total lease revenue	$298,853

For finance leases, the net selling loss recognized at lease commencement, representing the difference between the estimated fair value of rental equipment placed on lease and net book value, in the amount of $2.6 million for the year ended December 31, 2019 is included in “gain on sale of rental equipment” in the consolidated statement of income.

The following represents future minimum rents receivable under long-term non-cancelable operating leases of continuing operations as of December 31, 2019 (in thousands):

2020	$163,334
2021	139,378
2022	113,994
2023	76,629
2024	48,541
2025 and thereafter	76,019
Total	$617,895

See Note 6 for contractual maturities of the Company’s gross finance lease receivables.

Lessee

The Company has entered into various non-cancelable office space leases with original lease periods expiring between 2020 and 2025.  As of December 31, 2019, operating lease ROU assets of $6.2 million were reported in other non-current assets in the consolidated balance sheets. As of December 31, 2019, total operating lease liabilities were $7.2 million, of which $2.4 million are due within one year and $4.7 million are due beyond one year and were recorded in accrued expenses and other current liabilities and other non-current liabilities, respectively, in the consolidated balance sheets.

Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements. Lease expense for lease payments is recognized on a straight-line basis over the lease term and is reported in administrative expenses in the consolidated statements of income.

The following table summarizes the components of lease expense for the year ended December 31, 2019 (in thousands):

Operating lease cost	$2,632
Short-term lease cost	86
Variable lease cost	339
Total lease cost	$3,057

The weighted-average remaining term of the Company’s operating leases was 3.0 years and the weighted-average discount rate used to measure the present value of the Company’s operating lease liabilities was 3.7% as of December 31, 2019.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Maturities of the Company’s operating lease liabilities, which do not include short-term leases, as of December 31, 2019 were as follows (in thousands):

2020	$2,652
2021	2,600
2022	1,705
2023	462
2024	158
2025 and thereafter	16
Total lease payments	7,593
Less imputed interest	(430)
Total operating lease liabilities	$7,163

Cash paid for operating leases was $2.4 million during the year ended December 31, 2019.

(10)    Debt

Details of the Company’s debt as of December 31, 2019 and 2018 were as follows (dollars in thousands):

		December 31, 2019			December 31, 2018
		Outstanding		Average	Outstanding		Average
Reference		Current	Long-term	Interest	Current	Long-term	Interest	Maturity
(a)(i)	Revolving credit facility	$-	$624,000	3.3%	$4,200	$301,000	4.2%	June 2023
(a)(ii)	Revolving credit facility - Rail (1)	-	137,500	3.3%	-	272,500	4.2%	October 2023
(a)(iii)	Revolving credit facility - Euro	21,537	-	2.0%	-	19,457	2.0%	September 2020
(b)(i)	Term loan	1,800	25,500	3.9%	1,800	27,300	4.5%	April 2023
(b)(ii)	Term loan	-	-	-	111,750	-	3.8%	October 2019
(b)(iii)	Term loan	7,000	68,500	3.5%	7,000	75,500	4.0%	June 2021
(b)(iv)	Term loan (1)	15,284	-	3.4%	1,240	15,284	3.4%	December 2020
(b)(v)	Term loan (1)	3,016	37,635	3.6%	2,909	40,651	3.6%	August 2021
(b)(vi)	Term loan	6,000	86,500	4.6%	6,000	92,500	4.6%	October 2023
(c)	Senior secured notes	6,110	46,665	4.9%	6,110	52,775	4.9%	September 2022
(d)(i)	Asset-backed notes 2012-1	17,100	31,350	3.5%	17,100	48,450	3.5%	October 2027
(d)(ii)	Asset-backed notes 2013-1	22,900	51,525	3.4%	22,900	74,425	3.4%	March 2028
(d)(iii)	Asset-backed notes 2017-1	25,307	164,496	3.7%	25,307	189,802	3.7%	June 2042
(d)(iv)	Asset-backed notes 2018-1	34,890	250,045	4.0%	34,890	284,935	4.0%	February 2043
(d)(v)	Asset-backed notes 2018-2	34,350	266,213	4.4%	34,350	300,563	4.4%	September 2043
(e)	Collateralized financing obligations	21,681	69,615	1.5%	39,610	67,615	1.2%	February 2026
(f)	Term loans held by VIE	5,250	31,234	4.2%	1,456	-	3.3%	February 2026
		222,225	1,890,778		316,622	1,862,757
	Debt issuance costs	(4,131)	(10,656)		(5,241)	(15,124)
	Total Debt	$218,094	$1,880,122		$311,381	$1,847,633

(1)  These facilities will be repaid upon the sale of the railcar assets.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

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

As of December 31, 2019, the maximum commitment under the revolving credit facility was $1,100.0 million. There is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The revolving credit facility provides that swing line loans (short-term borrowings of up to $25.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $30.0 million in the aggregate) will be available to the Company. These credit commitments are part of, and not in addition to, the total commitment provided under the revolving credit facility. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the revolving credit agreement. Interest rates are based on LIBOR for Eurodollar loans and Base Rate for Base Rate loans. In addition to various financial and other covenants, the Company’s revolving credit facility also includes certain restrictions on the Company’s ability to incur other indebtedness or pay dividends to stockholders.  As of December 31, 2019, the Company was in compliance with the terms of the revolving credit facility.

As of December 31, 2019, the Company had $475.9 million in availability under the revolving credit facility (net of $0.1 million in letters of credit) subject to its ability to meet the collateral requirements under the agreement governing the facility. Based on the borrowing base and collateral requirements at December 31, 2019, the borrowing availability under the revolving credit facility was $83.5 million, assuming no additional contribution of assets. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

The Company’s revolving credit facility, including any amounts drawn on the facility, is secured by substantially all of the assets of the Company (not otherwise used as security for its other credit facilities), including containers owned by the Company, which had a net book value of $852.1 million as of December 31, 2019, the underlying leases and the Company’s interest in any money received under such contracts.

(ii)  On October 22, 2018, the Company and CAI Rail Inc. (CAI Rail), a wholly-owned subsidiary of the Company, entered into the Third Amended and Restated Revolving Credit Agreement with a consortium of banks, pursuant to which the revolving credit facility for CAI Rail was amended to, among other things, (i) extend the maturity date from October 22, 2020 to October 23, 2023,  (ii) increase the commitment level from $500.0 million to $550.0 million, with the ability to increase the facility by an additional $150.0 million, subject to certain conditions, and (iii) revise certain of the covenants and restrictions under the prior facility to provide the Company with additional flexibility. As of December 31, 2019, the maximum credit commitment under the revolving line of credit was $250.0 million.

Borrowings under this revolving credit facility bear interest at a variable rate. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the revolving credit agreement. Interest rates are based on LIBOR for Eurodollar loans, and Base Rate for Base Rate loans.

As of December 31, 2019, CAI Rail had $112.5 million in availability under the revolving credit facility, subject to its ability to meet the collateral requirements under the agreement governing the facility. Based on the borrowing base and collateral requirements at December 31, 2019, the borrowing availability under the revolving credit facility was $32.7 million, assuming no additional contribution of assets. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

The agreement governing CAI Rail’s revolving credit facility contains various financial and other covenants. As of December 31, 2019, CAI Rail was in compliance with the terms of the revolving credit facility. CAI Rail’s revolving credit facility, including any amounts drawn on the facility, is secured by certain assets of CAI Rail, which had a net book value of $212.8 million as of December 31, 2019, and is guaranteed by the Company.

(iii) On September 23, 2016, the Company and CAI International GmbH (CAI GmbH), a wholly-owned subsidiary of the Company, entered into a Revolving Credit Agreement with a financial institution to finance the acquisition of rental equipment. As of December 31, 2019, the maximum credit commitment under the revolving credit facility was €25.0 million. Borrowings under this revolving credit facility bear interest at a variable rate. Interest rates are based on EURIBOR.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

As of December 31, 2019, CAI GmbH had €5.8 million in availability under the revolving credit facility, subject to its ability to meet the collateral requirements under the agreement governing the facility. Based on the borrowing base and collateral requirements at December 31, 2019, the borrowing availability under the revolving credit facility was €0.5 million, assuming no additional contribution of assets. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

The agreement governing CAI GmbH’s revolving credit facility containers various financial and other covenants. As of December 31, 2019, CAI GmbH was in compliance with the terms of the revolving credit facility. CAI GmbH’s revolving credit facility, including any amounts drawn on the facility, is secured by all of the assets of CAI GmbH, which had a net book value of €26.3 million as of December 31, 2019, and is guaranteed by the Company.

(b)Term Loans

Term loans consist of the following:

(i) On April 19, 2018, the Company entered into a $30.0 million five-year term loan agreement with a bank. The loan is payable in 19 quarterly installments of $0.5 million starting July 31, 2018 and a final payment of $21.5 million on April 30, 2023. The loan bears interest at a  variable rate based on LIBOR. As of December 31, 2019, the loan had a balance of $27.3 million.

The following are the estimated future principal and interest payments under this loan as of December 31, 2019 (in thousands). The payments were calculated assuming the interest rate remains 3.9% through maturity of the loan.

2020	$2,846
2021	2,775
2022	2,704
2023	22,325
30,650
Less: Amount representing interest	(3,350)
Term loan	$27,300

(ii) On December 20, 2010, the Company entered into a term loan agreement with a consortium of banks. Under this loan agreement, the Company was eligible to borrow up to $300.0 million, subject to certain borrowing conditions, which amount is secured by certain assets of the Company’s wholly-owned foreign subsidiaries.

On October 1, 2014, the Company entered into an amended and restated term loan agreement with a consortium of banks, pursuant to which the prior loan agreement was refinanced. The amended and restated term loan agreement, which contains similar terms to the prior loan agreement, was amended to, among other things: (a) reduce the borrowing rates from LIBOR plus 2.25% to LIBOR plus 1.6% (per annum) for Eurodollar loans, (b) increase the loan commitment from $115.0 million to $150.0 million, (c) extend the maturity date to October 1, 2019, and (d) revise certain of the covenants and restrictions under the prior loan agreement to provide the Company with additional flexibility. The outstanding balance of $107.3 million was repaid on October 1, 2019.

(iii) On April 11, 2012, the Company entered into a term loan agreement with a consortium of banks. The agreement, as amended, provided for a five-year term loan of up to $142.0 million, subject to certain borrowing conditions, which amount is secured by certain assets of the Company.

On June 30, 2016, the Company entered into an amended and restated term loan agreement, pursuant to which the prior loan agreement was refinanced. The amended and restated term loan agreement, which contains similar terms to the prior loan agreement, was amended to, among other things: (a) provide the Company with the ability to increase the commitments under the facility to a maximum of $100.0 million, subject to certain conditions, (2) extend the maturity date to June 30, 2021, and (c) revise certain of the covenants and restrictions under the prior agreement to provide the Company with additional flexibility. The term loan’s outstanding principal is amortized quarterly, with quarterly payments equal to 1.75% multiplied by the original outstanding principal. The amended and restated term loan agreement bears a variable interest rate based on LIBOR for Eurodollar loans, and Base Rate for base rate loans. As of December 31, 2019, the loan had a balance of $75.5 million.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

The following are the estimated future principal and interest payments under this loan as of December 31, 2019 (in thousands). The payments were calculated assuming the interest rate remains 3.5% through maturity of the loan.

2020	$9,629
2021	69,707
79,336
Less: Amount representing interest	(3,836)
Term loan	$75,500

(iv) On December 22, 2015, the Company entered into a $20.0 million five-year term loan agreement for CAI Rail with a financial institution. The term loan’s outstanding principal bears interest at a fixed rate of 3.4% per annum and is amortized quarterly. Any unpaid principal and interest is due and payable on December 22, 2020. The proceeds from the term loan were primarily used to repay outstanding amounts under CAI Rail’s revolving credit facility. As of December 31, 2019, the loan had a balance of $15.3 million.

The following are the estimated future principal and interest payments under this loan as of December 31, 2019 (in thousands). The payments were calculated based on the fixed interest rate of 3.4%.

2020	$15,793
Less: Amount representing interest	(509)
Term loan	$15,284

(v) On August 30, 2016, CAI Rail entered into a term loan agreement of up to $100.0 million with a consortium of banks for the acquisition of railcars, subject to certain borrowing conditions, which is secured by certain railcars and other assets of CAI Rail. The loan agreement is an amortizing facility with a term of five years. Borrowings under the loan bear interest at a fixed rate as specified in the applicable term note entered into at the time a draw is made under the loan agreement. Principal and interest on the borrowings are payable monthly during the five-year term of the note. At closing of the loan agreement, CAI Rail made a draw of $50.0 million on the facility at a fixed interest rate of 3.6% per annum. Any unpaid principal and interest is due on August 30, 2021. As of December 31, 2019, the loan had a balance of $40.7 million.

The following are the estimated future principal and interest payments under this loan as of December 31, 2019 (in thousands). The payments were calculated based on the fixed interest rate of 3.6%.

2020	$4,441
2021	38,524
42,965
Less: Amount representing interest	(2,314)
Term loan	$40,651

(vi) On October 18, 2018, the Company entered into a $100.0 million five-year term loan agreement with a bank. The loan is payable in 20 quarterly installments of $1.5 million starting December 20, 2018 and a final payment of $70.0 million on October 18, 2023. The outstanding principal amounts under the loan bear interest at a fixed rate per annum of 4.6%. As of December 31, 2019, the loan had a balance of $92.5 million.

The following are the estimated future principal and interest payments under this loan as of December 31, 2019 (in thousands). The payments were calculated based on the fixed interest rate of 4.6%.

2020	$10,122
2021	9,848
2022	9,574
2023	77,266
106,810
Less: Amount representing interest	(14,310)
Term loan	$92,500

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

The Company's term loans are secured by rental equipment owned by the Company, which had a net book value of $308.1 million as of December 31, 2019.

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

The Notes bear interest at 4.9% per annum, due and payable semiannually on March 13 and September 13 of each year, commencing on March 13, 2013. In addition, CAL is required to make certain principal payments on March 13 and September 13 of each year, commencing on March 13, 2013. Any unpaid principal and interest is due and payable on September 13, 2022. The Note Purchase Agreement provides that CAL may prepay at any time all or any part of the Notes in an amount not less than 10% of the aggregate principal amount of the Notes then outstanding. As of December 31, 2019, the Notes had a balance of $52.8 million.

The following are the estimated future principal and interest payments under the Notes as of December 31, 2019 (in thousands). The payments were calculated based on the fixed interest rate of 4.9%.

2020	$8,621
2021	8,322
2022	42,467
59,410
Less: Amount representing interest	(6,635)
Senior secured notes	$52,775

The Company's senior secured notes are secured by rental equipment owned by the Company, which had a net book value of $66.0 million as of December 31, 2019.

(d)Asset-Backed Notes

Asset-backed notes consist of the following:

(i) On October 18, 2012, CAL II issued $171.0 million of 3.47% fixed rate asset-backed notes (Series 2012-1 Asset-Backed Notes).  Principal and interest on the Series 2012-1 Asset-Backed Notes is payable monthly commencing on November 26, 2012, and the Series 2012-1 Asset-Backed Notes mature in October 2027.  The proceeds from the Series 2012-1 Asset-Backed Notes were used to repay part of the Company’s borrowings under its senior revolving credit facility. As of December 31, 2019, the Series 2012-1 Asset-Backed Notes had a balance of $48.5 million.

The following are the estimated future principal and interest payments under the Series 2012-1 Asset-Backed Notes as of December 31, 2019 (in thousands). The payments were calculated based on the fixed interest rate of 3.5%.

2020	$18,509
2021	17,916
2022	14,477
50,902
Less: Amount representing interest	(2,452)
Asset-backed notes	$48,450

(ii) On March 28, 2013, CAL II issued $229.0 million of 3.35% fixed rate asset-backed notes (Series 2013-1 Asset-Backed Notes). Principal and interest on the Series 2013-1 Asset-Backed Notes is payable monthly commencing on April 25, 2013, and the Series 2013-1 Asset-Backed Notes mature in March 2028. The proceeds from the Series 2013-1 Asset-Backed Notes were used partly to reduce the balance of the Company’s term loan as described in Note 10 (b)(ii) above, and to partially pay down the Company’s senior revolving credit facility. The Series 2013-1 Asset-Backed Notes had a balance of $74.4 million as of December 31, 2019.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

The following are the estimated future principal and interest payments under the Series 2013-1 Asset-Backed Notes as of December 31, 2019 (in thousands). The payments were calculated based on the fixed interest rate of 3.4%.

2020	$25,042
2021	24,274
2022	23,507
2023	5,757
78,580
Less: Amount representing interest	(4,155)
Asset-backed notes	$74,425

(iii) On July 6, 2017, CAL Funding III Limited (CAL III), a wholly-owned indirect subsidiary of CAI, issued $240.9 million of 3.6% Class A fixed rate asset-backed notes and $12.2 million of 4.6% Class B fixed rate asset-backed notes (collectively, the Series 2017-1 Asset-Backed Notes). Principal and interest on the Series 2017-1 Asset-Backed Notes is payable monthly commencing on July 25, 2017, with the Series 2017-1 Asset-Backed Notes maturing in June 2042. The proceeds from the Series 2017-1 Asset-Backed Notes were used for general corporate purposes, including repayment of debt by the Company. As of December 31, 2019, the Series 2017-1 Asset-Backed Notes had a balance of $189.8 million.

The following are the estimated future principal and interest payments under the Series 2017-1 Asset-Backed Notes as of December 31, 2019 (in thousands). The payments were calculated based on the weighted average fixed interest rate of 3.7%.

2020	$31,842
2021	30,914
2022	29,986
2023	29,058
2024	28,130
2025 and thereafter	66,265
216,195
Less: Amount representing interest	(26,392)
Asset-backed notes	$189,803

(iv) On February 28, 2018, CAL III issued $332.0 million of 4.0% Class A fixed rate asset-backed notes and $16.9 million of 4.8% Class B fixed rate asset-backed notes (collectively, the Series 2018-1 Asset-Backed Notes). Principal and interest on the Series 2018-1 Asset-Backed Notes is payable monthly commencing on March 26, 2018, with the Series 2018-1 Asset-Backed Notes maturing in February 2043. The proceeds were used for general corporate purposes, including repayment of debt by the Company. As of December 31, 2019, the Series 2018-1 Asset-Backed Notes had a balance of $284.9 million.

The following are the estimated future principal and interest payments under the Series 2018-1 Asset-Backed Notes as of December 31, 2019 (in thousands). The payments were calculated based on the weighted average fixed interest rate of 4.0%.

2020	$45,650
2021	44,254
2022	42,858
2023	41,462
2024	40,066
2025 and thereafter	117,668
331,958
Less: Amount representing interest	(47,023)
Asset-backed notes	$284,935

(v) On September 19, 2018, CAL III issued $331.5 million of 4.3% Class A fixed rate asset-backed notes and $12.0 million of 5.2% Class B fixed rate asset-backed notes (collectively, the Series 2018-2 Asset-Backed Notes). Principal and interest on the Series 2018-2 Asset-Backed Notes is payable monthly commencing on October 25, 2018, with the Series 2018-2 Asset-Backed Notes maturing in September 2043. The proceeds were used for general corporate purposes, including repayment of debt by the Company. As of December 31, 2019, the Series 2018-2 Asset-Backed Notes had a balance of $300.6 million.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

The following are the estimated future principal and interest payments under the Series 2018-2 Asset-Backed Notes as of December 31, 2019 (in thousands). The payments were calculated based on the weighted average fixed interest rate of 4.4%.

2020	$46,799
2021	45,297
2022	43,796
2023	42,295
2024	40,793
2025 and thereafter	139,603
358,583
Less: Amount representing interest	(58,020)
Asset-backed notes	$300,563

The Company's asset-backed notes are secured by rental equipment owned by the Company, which had a net book value of $1,094.8 million as of December 31, 2019.

The agreements under each of the asset-backed notes described above require the Company to maintain a restricted cash account to cover payment of the obligations. As of December 31, 2019, the restricted cash account had a balance of $26.8 million.

(e)Collateralized Financing Obligations

As of December 31, 2019, the Company had collateralized financing obligations of $91.3 million (see Note 3). The obligations had an average interest rate of 1.5% as of December 31, 2019 with maturity dates between March 2020 and February 2026. The debt is secured by a pool of containers covered under the financing arrangements.

The following are the estimated future principal and interest payments under the Company’s collateralized financing obligations as of December 31, 2019 (in thousands). The payments were calculated assuming an average interest rate of 1.5% through maturity of the obligations.

2020	$21,898
2021	36,273
2022	16,759
2023	-
2024	-
2025 and thereafter	22,948
97,878
Less: Amount representing interest	(6,582)
Collateralized financing obligations	$91,296

(f)Term Loans Held by VIE

On March 29, 2019, one of the Japanese investor funds that is consolidated by the Company as a VIE (see Note 4) entered into a term loan agreement with a bank. Under the terms of the term loan agreement, the Japanese investor fund entered into a seven-year, amortizing term loan of $40.8 million at a fixed interest rate of 4.2%. The term loan is secured by assets of the Japanese investor fund and is subject to certain borrowing conditions set out in the term loan agreement. As of December 31, 2019, the term loans held by the Japanese investor fund totaled $36.5 million and had an average interest rate of 4.2%.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

The following are the estimated future principal and interest payments under this loan as of December 31, 2019 (in thousands). The payments were calculated assuming the interest rate remains 4.2% through maturity of the loan.

2020	$6,725
2021	6,725
2022	6,725
2023	6,725
2024	6,725
2025 and thereafter	8,080
41,705
Less: Amount representing interest	(5,221)
Term loans held by VIE	$36,484

The Company's term loans held by VIE are secured by rental equipment owned by the Japanese investor fund, which had a net book value of $56.0 million as of December 31, 2019.

The agreements relating to all of the Company’s debt contain various financial and other covenants. As of December 31, 2019, the Company was in compliance with all of its debt covenants.

(11)    Stock–Based Compensation Plan

2019 Incentive Plan

In June 2019, the Company’s stockholders approved the CAI International, Inc. 2019 Incentive Plan (2019 Plan), which replaced the CAI International, Inc. Amended and Restated 2007 Equity Incentive Plan (2007 Plan).  No further awards will be made under the 2007 Plan. Under the 2019 Plan, a maximum of 2,577,075 share awards may be granted. Under the 2019 Plan, the Company may grant incentive and nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other stock or cash-based awards.

Stock Options

Stock options granted to employees have a vesting period of four years from grant date, with 25% vesting after one year, and 1/48th vesting each month thereafter until fully vested. Stock options granted to independent directors vest in one year. All of the stock options have a contractual term of 10 years.

The following table summarizes the Company’s stock option activities for the three years ended December 31, 2019:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in thousands)
Options outstanding, December 31, 2016	1,428,255	$16.31
Options granted	230,500	$16.80
Options exercised	(799,195)	$16.31
Options outstanding, December 31, 2017	859,560	$16.44
Options exercised	(9,393)	$14.76
Options outstanding, December 31, 2018	850,167	$16.46
Options exercised	(185,221)	$14.06
Options forfeited	(3,000)	$12.88
Options expired	(15,000)	$25.53
Options outstanding, December 31, 2019	646,946	$16.96	5.6	$7,779
Options exercisable at December 31, 2019	568,876	$17.44	5.4	$6,566
Expected to vest after December 31, 2019	78,070	$13.44	6.9	$1,213

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

The aggregate intrinsic value represents the value by which the Company’s closing stock price of $28.98 per share on the last trading day of the year ended December 31, 2019 exceeds the exercise price of the stock multiplied by the number of options outstanding or exercisable, excluding options that have a zero or negative intrinsic value. The aggregate intrinsic value of stock options exercised during 2019, 2018 and 2017, based on the closing share price on the date each option was exercised, was $2.0 million, $0.1 million and $11.7 million, respectively.

The Company recognized stock-based compensation expense relating to stock options in continuing operations of $0.6 million, $1.1 million and $1.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, the remaining unamortized stock-based compensation cost relating to stock options granted to the Company’s employees and independent directors was approximately $0.4 million, which is to be recognized over the remaining weighted average vesting period of approximately 0.9 years.

The total fair value of stock options granted to the Company’s employees and independent directors at the time of grant was approximately $2.1 million, or $9.16 per share for the year ended December 31, 2017, calculated using the Black-Scholes-Merton pricing model under the following weighted average assumptions:

2017
Stock price	$16.80
Exercise price	$16.80

Expected term (years)	5.5 - 6.25
Expected volatility (%)	56.4 - 57.5
Risk-free interest rate (%)	1.77 - 2.14
Dividend yield (%)	-

The Company did not grant any stock options during the years ended December 31, 2019 and 2018.

The expected option term is calculated using the simplified method in accordance with SEC guidance. The expected volatility was derived from the average volatility of the Company’s stock over a period approximating the expected term of the options. The risk-free rate is based on the daily U.S. Treasury yield curve with a term approximating the expected term of the options. No forfeiture was estimated on all options granted during the year ended December 31, 2017, as the Company accounts for forfeitures as they occur (see Note 2(o)).

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

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

The following table summarizes the activity of restricted stock and performance stock under the 2019 Plan:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2016	65,802	$14.75
Granted	37,414	$17.14
Vested	(24,674)	$17.83
Outstanding at December 31, 2017	78,542	$14.92
Granted	156,165	$22.48
Vested	(29,977)	$16.52
Outstanding at December 31, 2018	204,730	$20.45
Granted	166,939	$25.37
Vested	(81,259)	$20.89
Forfeited	(8,674)	$22.42
Outstanding at December 31, 2019	281,736	$23.18

The Company recognized stock-based compensation expense relating to restricted stock and performance stock awards in continuing operations of $2.2 million, $1.5 million and $0.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, unamortized stock-based compensation expense relating to restricted stock and performance stock was $3.8 million, which will be recognized over the remaining average vesting period of 1.9 years.

Stock-based compensation expense is recorded as a component of administrative expenses in the Company’s consolidated statements of income with a corresponding credit to additional paid-in capital in the Company’s consolidated balance sheets.

Employee Stock Purchase Plan

In June 2019, the Company’s stockholders approved the CAI International, Inc. 2019 Employee Stock Purchase Plan (ESPP). The ESPP provides a means by which eligible employees may be given an opportunity to purchase shares of the Company’s common stock at a discount using payroll deductions. The ESPP authorizes the issuance of up to 250,000 shares of the Company’s common stock. The first offering period under the ESPP commenced in December 2019. No shares were issued under the ESPP during the year ended December 31, 2019.

(12)    Income Taxes

For the years ended December 31, 2019, 2018 and 2017, income before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
U.S. operations	$(6,203)	$(3,215)	$(3,408)
Foreign operations	61,416	86,874	59,279
	$55,213	$83,659	$55,871

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Income tax expense (benefit) attributable to income from continuing operations consisted of (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current
Federal	$5	$2	$(563)
State	89	98	82
Foreign	364	282	536
	458	382	55
Deferred
Federal	2,486	1,859	(8,755)
State	396	734	826
Foreign	852	1,579	1,180
	3,734	4,172	(6,749)
Income tax expense (benefit)	$4,192	$4,554	$(6,694)

The reconciliations between the Company’s income tax expense and the amounts computed by applying the U.S. federal income tax rate of 21.0% for the years ended December 31, 2019 and 2018 and 35.0% for the year ended December 31, 2017 are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Computed expected tax expense	$11,595	$17,568	$19,555
Increase (decrease) in income taxes resulting from:
Foreign tax differential	(11,648)	(16,384)	(19,032)
State income tax expense, net of federal income tax benefit	433	534	(1,158)
Subpart F income	3,592	2,202	683
IRC Section 162(m) excess officer's compensation	215	172	-
Non-deductible stock-based compensation	94	133	218
Excess tax benefit related to stock-based compensation	(155)	(34)	(1,858)
Increase in uncertain tax positions	1	1	61
Adjustment for prior years	(13)	304	1,894
Change in Federal tax rate	-	-	(6,962)
Adjustment to contingent consideration	-	-	(429)
Other	78	58	334
	$4,192	$4,554	$(6,694)

As of December 31, 2019, the Company had $78.3 million and $15.4 million of net operating loss (NOL) carry forwards available to offset future federal and state taxable income, respectively. The NOL carry forwards will begin to expire in 2035 and 2029 for federal and state income tax purposes, respectively.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2019 and 2018 are presented below (in thousands):

	Year Ended December 31,
	2019	2018
Deferred tax assets:
Accounts receivable	$357	$144
Accrued expenses and other current liabilities	422	743
Unearned revenue	33	51
Stock-based compensation	1,026	1,060
Other	53	62
Net operating loss carry forwards	21,087	37,464
Gross deferred tax assets	22,978	39,524
Valuation allowance	-	-
Net deferred tax assets	22,978	39,524

Deferred tax liabilities:
Depreciation and amortization	46,180	68,859
Foreign deferred tax liabilities	953	1,047
Intangible assets	1,167	1,425
Deferred subpart F income	10,054	6,512
Gross deferred tax liabilities	58,354	77,843
Net deferred tax liability	$35,376	$38,319

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

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries. As of December 31, 2019, the amount of such earnings totaled approximately $6.4 million.  These earnings have been permanently reinvested and the Company does not plan to initiate any action that would precipitate the payment of income taxes thereon. The amount of income taxes that would have resulted had such earnings been repatriated is not practically determinable.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

Balance at December 31, 2017	$277
Increases related to current year tax positions	14
Balance at December 31, 2018	291
Increases related to current year tax positions	12
Balance at December 31, 2019	$303

The unrecognized tax benefits of $0.3 million at December 31, 2019, if recognized, would reduce the Company’s effective tax rate. The Company accrued potential interest and penalties of less than $0.1 million related to unrecognized tax benefits for each of the years ended December 31, 2019 and 2018.

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

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Other significant provisions of the TCJA that became effective in 2018 that may impact the Company’s income taxes are: the limitation on the deduction of interest expense in excess of 30 percent of adjusted taxable income; limitation on the utilization of net operating losses generated after fiscal year 2017 to 80 percent of taxable income; the taxation of global intangible low-taxed income (GLTI) of controlled foreign corporations; and limitation on the deduction for executive compensation. As a result of the GILTI provisions of the TCJA, the Company is likely to incur additional taxes on GILTI in the future, although the timing and amount of such taxes cannot be reasonably determined, as it depends on the Company’ future operating results and investment in containers. The Company adopted the accounting policy of accounting for taxes on GILTI in the period that it is subject to such tax.

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

The Company does not believe the total amount of unrecognized tax benefit as of December 31, 2019 will increase or decrease significantly in the next twelve months. As of December 31, 2019, the statute of limitations for tax examinations in the United States has not expired for the years ended December 31,  2015 through 2018. California, New Jersey and South Carolina have not expired for tax returns filed for the years ended December 31, 2015 through 2018.  The Company was notified on May 1, 2017 that its 2015 U.S. federal income tax return was selected for examination. The examination was concluded on June 20, 2018 with no impact to tax expense.

(13)    Fair Value of Financial Instruments

The carrying amounts of cash, restricted cash, accounts receivable and accounts payable reflected in the balance sheets as of December 31, 2019 and 2018, approximate their fair value due to the short-term nature of these financial assets and liabilities. The carrying value of variable rate debt in the balance sheets as of December 31, 2019 and 2018 approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.

The principal balance of the Company’s fixed-rate term loans, asset-backed notes and collateralized financing obligations was $148.4 million, $898.2 million and $91.3 million as of December 31, 2019, with a fair value of approximately $151.0 million, $911.0 million and $93.0 million, respectively, based on the fair value of estimated future payments calculated using prevailing interest rates. The fair value of these financial instruments would be categorized as Level 2 in the fair value hierarchy. The principal balance of the Company’s asset-backed notes and collateralized financing obligations was $1,032.7 million and $107.2 million as of December 31, 2018, with a fair value of approximately $1,024.7 million and $108.9 million, respectively. Management believes that the balances of the Company’s senior secured notes of $52.8 million and $58.9 million and term loans held by VIE of $36.5 million and $1.5 million as of  December 31, 2019 and 2018, respectively, fixed-rate term loans of $158.6 million as of December 31, 2018,  and financing receivable of $34.4 million as of December 31, 2019, approximate their fair values. The fair value of these financial instruments would be categorized as Level 2 in the fair value hierarchy.

(14)    Commitments and Contingencies

As of December 31, 2019 and 2018, the Company had one outstanding letter of credit of $0.1 million. The letter of credit guarantees the Company’s obligations under certain operating lease agreements.

In addition to the rental equipment payable of $25.1 million, the Company had commitments to purchase approximately $6.0 million of containers as of December 31, 2019, all in the twelve months ended December 31, 2020.

In the ordinary course of business, the Company executes contracts involving indemnifications standard in the industry and indemnifications specific to a transaction such as an assignment and assumption agreement. These indemnifications might include claims related to tax matters, governmental regulations, and contractual relationships. Performance under these indemnities would generally be triggered by a breach of terms of a contract or by a third-party claim. The Company regularly evaluates the probability of having to incur costs associated with these indemnifications and as of December 31, 2019 there were no claims outstanding under such indemnifications and the Company believes that no claims are probable of occurring in the future.

(15)    Related Party Transactions

In May 2018, the Company purchased, and subsequently cancelled, 1,225,214 shares of its common stock, from an affiliate of Andrew S. Ogawa in a privately-negotiated transaction. Mr. Ogawa is a member of the Company’s Board of Directors. The stock was purchased at a price of $22.81 per share, which represented a 2% discount to the closing price on the date of purchase.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

The Company is responsible for settling income tax liabilities of certain employees related to stock-based compensation. The Company is then reimbursed for those amounts by the employees. At December 31, 2019, the Company had a liability of $1.2 million representing tax due to the UK tax authorities in respect of an officer of the Company. The Company also included in its balance sheet at December 31, 2019 a current asset of $1.2 million, representing the amount that will be reimbursed to the Company by that officer.

(16)    Stockholders’ Equity

Stock Repurchase Plan

In October 2018, the Company announced that the Board of Directors approved the repurchase of up to three million shares of its outstanding common stock. The number, price, structure and timing of the repurchases, if any, will be at the Company’s sole discretion and will be evaluated by the Company depending on prevailing market conditions, corporate needs, and other factors. The stock repurchases may be made in the open market, block trades or privately negotiated transactions. This stock repurchase program replaces any available prior share repurchase authorization and may be discontinued at any time. During the year ended December 31, 2019, the Company repurchased 1.5 million shares of its common stock under this repurchase plan, at a cost of approximately $34.1 million.  As of December 31, 2019, approximately 1.0 million shares remained available for repurchase under this share repurchase program.

Common Stock At-the-Market (ATM) Offering Program

In October 2017, the Company commenced an ATM offering program with respect to its common stock, which allows the Company to issue and sell up to 2.0 million shares of its common stock. During the year ended December 31, 2018, the Company issued 100,000 shares of common stock under the ATM offering program for net proceeds of $2.8 million. The Company paid commissions to the sales agent of $0.1 million in connection with the sales of common stock under this ATM offering program during the year ended December 31, 2018. The net proceeds were used for general corporate purposes. The Company did not issue any shares under this ATM offering program during the year ended December 31, 2019. The Company has remaining capacity to issue and sell up to approximately 1.0 million of additional shares of common stock under this ATM offering program.

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

Dividends on the Series A Preferred Stock accrue daily and are cumulative from and including the date of original issuance and are payable quarterly in arrears. Dividends accrue at an annual rate of 8.5% of the $25.00 liquidation preference per annum. The Series A Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding up.

The Series A Preferred Stock becomes redeemable by the Company beginning April 15, 2023 for cash at a redemption price of $25.00 per share of Series A Preferred Stock, plus accrued but unpaid dividends. The Company may also redeem the Series A Preferred Stock upon a Change of Control (as defined in the Series A Certificate of Designations), subject to certain restrictions, for cash at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends. There is no mandatory redemption of the Series A Preferred Stock or redemption at the option of the holders. Holders of the Series A Preferred Stock do not have general voting rights.

Series A Preferred Stock ATM Offering Program

In May 2018, the Company commenced an ATM offering program with respect to its Series A Preferred Stock, which allows the Company to issue and sell up to 2.2 million shares of its Series A Preferred Stock. During the year ended December 31, 2018, the Company issued 428,710 shares of Series A Preferred Stock under the ATM offering program for net proceeds of $10.5 million. The Company paid commissions to the sales agent of $0.2 million in connection with the sales of Series A Preferred Stock under this ATM offering program during the year ended December 31, 2018. The net proceeds were used for repayment of debt and general corporate purposes. The Company did not issue any shares under this ATM offering program during the year ended December 31, 2019. As of December 31, 2019, the Company had remaining capacity to issue and sell up to approximately 1.8 million of additional shares of Series A Preferred Stock under this ATM offering program.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

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

Dividends on the Series B Preferred Stock accrue daily and are cumulative from and including the date of original issuance and are payable quarterly in arrears. Dividends accrue at an annual rate of 8.5% of the $25.00 liquidation preference per annum. The Series B Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding up.

The Series B Preferred Stock becomes redeemable by the Company beginning August 15, 2023 for cash at a redemption price of $25.00 per share of Series B Preferred Stock, plus accrued but unpaid dividends. The Company may also redeem the Series B Preferred Stock upon a Change of Control (as defined in the Series B Certificate of Designations), subject to certain restrictions, for cash at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends. There is no mandatory redemption of the Series A Preferred Stock or redemption at the option of the holders. Holders of the Series B Preferred Stock do not have general voting rights.

(17)    Segment and Geographic Information

The Company organizes itself by the nature of the services it provides, which includes equipment leasing (consisting of container leasing and rail leasing) and logistics.

As disclosed in Note 3, the Company’s railcar assets have been reclassified as held for sale in the accompanying consolidated balance sheets and the operations of the rail business have been reclassified as discontinued operations in the accompanying consolidated statements of income. As a result, the Company will no longer report Rail leasing as a segment. The Company revised prior period information to conform to current period presentation.

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

The following tables show condensed segment information for the years ended December 31, 2019, 2018 and 2017, reconciled to the Company’s income before income taxes as shown in its consolidated statements of income for such periods (in thousands):

	Year Ended December 31, 2019
	Container Leasing	Logistics	Total
Container lease revenue	$298,853	$-	$298,853
Logistics revenue	-	117,687	117,687
Total revenue	298,853	117,687	416,540
Depreciation of rental equipment	111,917	-	111,917
Storage, handling and other expenses	17,533	-	17,533
Logistics transportation costs	-	104,109	104,109
Gain on sale of rental equipment	(4,402)	-	(4,402)
Administrative expenses	34,188	18,511	52,699
Total operating expenses	159,236	122,620	281,856
Operating income (loss)	139,617	(4,933)	134,684
Net interest expense (income)	79,174	(16)	79,158
Other expense	313		313
Total other expenses	79,487	(16)	79,471
Income (loss) before income taxes	$60,130	$(4,917)	$55,213
Purchase of rental equipment (1)	$316,857	$-	$316,857

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

	Year Ended December 31, 2018
	Container Leasing	Logistics	Total
Container lease revenue	$284,924	$-	$284,924
Logistics revenue	-	111,471	111,471
Total revenue	284,924	111,471	396,395
Depreciation of rental equipment	107,109	-	107,109
Storage, handling and other expenses	8,853	-	8,853
Logistics transportation costs	-	97,170	97,170
Gain on sale of rental equipment	(9,886)	-	(9,886)
Administrative expenses	28,792	17,448	46,240
Total operating expenses	134,868	114,618	249,486
Operating income (loss)	150,056	(3,147)	146,909
Net interest expense	62,573	-	62,573
Other expense	677	-	677
Total other expenses	63,250	-	63,250
Income (loss) before income taxes	$86,806	$(3,147)	$83,659
Purchase of rental equipment (1)	$739,944	$-	$739,944

	Year Ended December 31, 2017
	Container Leasing	Logistics	Total
Container lease revenue	$235,365	$-	$235,365
Logistics revenue	-	80,552	80,552
Total revenue	235,365	80,552	315,917
Depreciation of rental equipment	99,753	-	99,753
Storage, handling and other expenses	15,303	-	15,303
Logistics transportation costs	-	68,155	68,155
Gain on sale of rental equipment	(5,333)	-	(5,333)
Administrative expenses	24,570	15,018	39,588
Total operating expenses	134,293	83,173	217,466
Operating income (loss)	101,072	(2,621)	98,451
Net interest expense	41,815	-	41,815
Other expense	765	-	765
Total other expenses	42,580	-	42,580
Income (loss) before income taxes	$58,492	$(2,621)	$55,871
Purchase of rental equipment (1)	$432,212	$-	$432,212

(1)	Represents cash disbursements for purchasing of rental equipment as reflected in the consolidated statements of cash flows for the periods indicated.

The summary below presents total assets for the Company’s segments as of the dates indicated (in thousands):

	December 31,	December 31,
	2019	2018
Container leasing	$2,565,828	$2,506,279
Logistics (1)	42,478	45,951
Rail (2)	293,459	460,387
Total assets	$2,901,765	$3,012,617

(1)	Includes goodwill of $15.8 million as of December 31, 2019 and 2018.
(2)	Represents total assets related to discontinued operations, including assets held for sale of $284.5 million and $449.7 million as of December 31, 2019 and 2018, respectively.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

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

The following table represents the geographic allocation of revenue for the periods indicated based on customers’ primary domicile (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$124,335	$118,724	$88,082
Switzerland	50,118	50,805	32,430
France	34,947	37,565	34,862
Korea	42,257	31,877	20,755
Singapore	41,626	26,854	19,856
Other Asia	58,349	67,695	64,097
Other Europe	63,141	54,677	45,176
Other International	1,767	8,198	10,659
Total revenue	$416,540	$396,395	$315,917

(18)    Concentration of Credit Risk

The Company’s single largest container lessee accounted for 13.4%, or $65.9 million, 11.8%, or $58.0 million, and 9.7% or $34.7 million, of total billings for the years ended December 31, 2019, 2018 and 2017, respectively, and accounted for 6% of its accounts receivable as of December 31, 2019 and 2018.  The Company’s second largest container lessee accounted for 8.4%, or $41.4 million, 8.4%, or $41.3 million, and 10.5%, or $37.5 million, of total billings for the years ended December 31, 2019, 2018 and 2017, respectively, and accounted for 11% and 15% of its accounts receivable as of December 31, 2019 and 2018, respectively.

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

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

The following table sets forth the reconciliation of basic and diluted net income per share for the years ended December 31, 2019, 2018 and 2017 (in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017
Numerator
Net income from continuing operations	$42,192	$73,981	$62,565
Net (loss) income from discontinued operations	(20,010)	(509)	9,495
Net income attributable to CAI common stockholders	$22,182	$73,472	$72,060
Denominator
Weighted-average shares used in per share computation - basic	17,731	19,562	19,253
Effect of dilutive securities:
Stock options and restricted stock	280	260	354
Weighted-average shares used in per share computation - diluted	18,011	19,822	19,607

Net income (loss) per share attributable to CAI common stockholders:
Basic
Continuing operations	$2.38	$3.78	$3.25
Discontinued operations	$(1.13)	$(0.02)	$0.49
Total basic	$1.25	$3.76	$3.74
Diluted
Continuing operations	$2.34	$3.73	$3.19
Discontinued operations	$(1.11)	$(0.02)	$0.49
Total diluted	$1.23	$3.71	$3.68

The calculation of diluted earnings per share for the years ended December 31, 2019, 2018 and 2017, excluded from the denominator 57,411 shares, 160,163 shares and 458,857 shares, respectively, of common stock options because their effect would have been anti-dilutive.

(20)    Selected Quarterly Financial Data (Unaudited)

The following table sets forth key interim financial information for the years ended December 31, 2019 and 2018 (in thousands, except per share amount):

	2019 Quarters Ended				2018 Quarters Ended
	Dec. 31	Sept. 30 (1)	June 30 (1)	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Revenue	$103,420	$105,805	$104,088	$103,227	$106,846	$106,693	$96,586	$86,270
Operating expenses	71,934	70,031	71,436	68,455	68,216	67,044	60,065	54,161
Operating income	31,486	35,774	32,652	34,772	38,630	39,649	36,521	32,109
Net income from continuing operations	9,541	11,926	8,487	12,238	16,084	20,571	19,503	17,823

Net income per share attributable to CAI
common stockholders - continuing operations:
Basic	$0.54	$0.69	$0.48	$0.66	$0.85	$1.07	$1.00	$0.87
Diluted	$0.54	$0.68	$0.47	$0.65	$0.83	$1.06	$0.99	$0.86

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

(1)

Subsequent to the filing of the Company’s Quarterly Reports on Form 10-Q for the periods ended June 30, 2019 and September 30, 2019, the Company identified misstatements arising from the misclassification of certain leases. The Company has determined that the misstatements are immaterial to the prior quarters’ consolidated financial statements. The impact of the adjustments is set out below (in thousands, except share amount):

	Three Months Ended June 30, 2019			Three Months Ended September 30, 2019
	As Previously			As Previously
	Reported	Correction	As Adjusted	Reported	Correction	As Adjusted

Revenue	$105,576	$(1,488)	$104,088	$107,570	$(1,765)	$105,805
Operating expenses	69,566	1,870	71,436	70,750	(719)	70,031
Operating income	36,010	(3,358)	32,652	36,820	(1,046)	35,774
Net income from continuing operations	12,328	(3,841)	8,487	12,958	(1,032)	11,926

Net income per share attributable to CAI
common stockholders - continuing operations:
Basic	$0.70	$(0.22)	$0.48	$0.75	$(0.06)	$0.69
Diluted	$0.69	$(0.22)	$0.47	$0.74	$(0.06)	$0.68

Schedule II

Valuation Accounts

(In thousands)

	Balance at				Balance at
	Beginning	Net Additions		(Deductions)/	End of
	of Period	to Expense		Recoveries*	Period
December 31, 2017
Accounts receivable, allowance for doubtful accounts	$1,340	$402		$(302)	$1,440
December 31, 2018
Accounts receivable, allowance for doubtful accounts	$1,440	$492		$110	$2,042
December 31, 2019
Accounts receivable, allowance for doubtful accounts	$2,042	$6,225	(1)	$(96)	$8,171

*Primarily consists of write-offs, net of recoveries and other adjustments.

(1) Includes a $5.2 million reserve against a customer receivable.

EXHIBIT INDEX

Exhibit No.	Description

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

4.9#	Description of Registrant’s Securities.

10.1*

Form of Indemnification Agreement between CAI International, Inc. and each of its current executive officers and directors (incorporated by reference to Exhibit 10.8 of our Registration Statement on Form S-1, as amended, File No. 333-140496, filed on April 24, 2007).

10.2*	CAI International, Inc. 2007 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on June 7, 2017).

10.3*	CAI International, Inc. 2019 Incentive Plan (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on June 13, 2019).

10.4*	CAI International, Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on June 13, 2019).

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

10.7

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

10.9

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

10.10

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

10.11

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

10.12

Amended and Restated Term Loan Agreement, dated October 1, 2014, among Container Applications Limited, CAI International, Inc., the lending institutions from time to time listed on Schedule I thereto, ING Bank N.V. and ING Bank, branch of ING-DIBA AG (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K, filed on October 7, 2014).

10.13

Amended and Restated Term Loan Agreement, dated June 30, 2016, among Container Applications Limited, CAI International, Inc., the Lenders listed on Schedule I thereto, SunTrust Bank and SunTrust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K, filed on July 7, 2016).

10.14

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

10.15

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

10.19

Term Loan Agreement, dated October 18, 2018, among Container Applications Limited, CAI International, Inc., the lending institutions from time to time listed on Schedule 1 thereto, and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 23, 2018).

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

10.24*

Employment Agreement, dated October 2, 2019, between CAI International, Inc. and Camille G. Cutino (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 7, 2019).

10.25‡‡

Multi-Year Railcar Order, dated June 29, 2015, among CAI Rail, Inc., Trinity North America Freight Car, Inc. and Trinity Tank Car, Inc. (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015, filed on August 5, 2015).

10.26

Equity Distribution Sales Agreement, dated October 23, 2017, among CAI International, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Wells Fargo Securities, Inc. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K, filed on October 23, 2017).

10.27

At the Market Issuance Sales Agreement, dated May 2, 2018, between CAI International, Inc. and B. Riley FBR, Inc. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on May 2, 2018).

21.1#	Subsidiaries of CAI International, Inc.

23.1#	Consent of KPMG LLP.

31.1#	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2#	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32.1†	Certification of Chief Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2019 and 2018, (ii) Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements.

____________________________________

#	Filed herewith.
†	Furnished hereto.
*	Management contract or compensatory plan.
‡‡	Confidential treatment granted as to portions of this exhibit. Confidential information has been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 5, 2020	CAI International, Inc.

		By:	/s/ VICTOR M. GARCIA
Victor M. Garcia
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities indicated, on the 5th day of March, 2020.

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