Form 10-K/A
period 2019-12-31
CAI International, Inc.
filed 2020-04-29
CIK 1388430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	April 24, 2020
Common Stock, $0.0001 par value per share	17,506,453 shares

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

CAI International, Inc. (the “Company,” “CAI,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2020 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) of Form 10-K, which permits such information to be incorporated by reference in the Form 10-K from our definitive proxy statement if such proxy statement is filed no later than 120 days after the end of our fiscal year. We are filing this Amendment No. 1 to include the information required by Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days after the end of our fiscal year. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of Part III and Item 15 of Part IV of the Original Filing have been amended and restated in their entirety. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our other filings with the SEC subsequent to the Original Filing. In addition, this Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements are included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Annual Report on Form 10-K/A for the year ended December 31, 2019

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Our Board of Directors (our “Board”) currently consists of six directors, divided into three classes as follows:

•	Class I Directors: Victor M. Garcia and Gary M. Sawka, whose current terms will expire at the 2020 Annual Meeting of Stockholders;

•	Class II Directors: Kathryn G. Jackson and Andrew S. Ogawa, whose current terms will expire at the 2021 Annual Meeting of Stockholders; and

•	Class III Directors: David G. Remington and John H. Williford, whose current terms will expire at the 2022 Annual Meeting of Stockholders.

There are no arrangements or understandings between any director or executive officer and any other person pursuant to which he is or was to be selected as a director or officer of CAI. There are no family relationships among our executive officers and directors.

Below sets forth information concerning each member of our Board:

Class I Directors

Victor M. Garcia	Director since 2011

Mr. Garcia, age 52, has served as our President and Chief Executive Officer since June 2011. From September 2010 to June 2011, he also served as our Senior Vice President and Chief Operating Officer. In addition, Mr. Garcia previously served as our Senior Vice President and Chief Financial Officer from November 2006 through September 2010. From July 1990 to October 2006, he was employed by Banc of America Securities, the investment banking subsidiary of Bank of America, where he was a Managing Director and senior banker in the Transportation Group within the Global Corporate and Investment Bank group. Mr. Garcia holds a B.S. from Babson College.

Mr. Garcia has been selected as a director because as our President and Chief Executive Officer he brings a unique insight on the management of the Company to the Board, and with his financial expertise gained in the banking industry along with his experience as our former Chief Financial Officer and Chief Operating Officer, he also brings knowledge of the financial and operational facets of the Company to the Board.

Gary M. Sawka	Director since 2011

Mr. Sawka, age 73, previously served as our Interim Chief Financial Officer and Interim Senior Vice President, Finance, from September 2010 to June 2011. Prior to September 2010, he served as a member of our Board beginning in May 2007. Since May 2014, Mr. Sawka has served on the Board of Directors of Digital Solid State Propulsion, Inc., a venture-backed manufacturer of smart energetic materials for the space, defense, and pyrotechnics industries. From September 2008 to October 2010, he served as Senior Vice President, Finance and Chief Financial Officer of Questcor Pharmaceuticals, Inc., a specialty pharmaceuticals company. From October 2010 to December 2010, he was employed with Questcor Pharmaceuticals, Inc. on a part time basis as Special Projects, Finance. From February 2007 to April 2008, he served as Chief Financial Officer for Tripath Technology, Inc., a former Nasdaq-listed semiconductor company, during its Chapter 11 reorganization and its reverse merger. From August 2006 to February 2007, he served as a consulting Chief Financial Officer to Tripath Technology, Inc. From 2002 to 2006, Mr. Sawka worked as a financial consultant for several Nasdaq-listed companies. From 2000 to 2001, he served as Executive Vice President and Chief Financial Officer of ePlanning Securities, a national, representative-owned, independent FINRA Broker/Dealer. During the period from 1984 to 2002, Mr. Sawka served as Vice President and Chief Financial Officer of Tvia, Inc., a semiconductor company, PrimeSource Corporation, an international container leasing company specializing in high service leases, and Itel Containers International Corporation, at the time, the world’s largest international container leasing company. Mr. Sawka has an M.B.A. from Harvard University Graduate School of Business Administration and a B.S. in Accounting from the University of Southern California.

Mr. Sawka brings extensive management and consulting experience with public companies, along with his substantial experience with our operations, which we believe brings valuable financial, operational, governance and strategic expertise to the Board.

Continuing Class II Directors

Kathryn G. Jackson	Director since 2018

Ms. Jackson, age 64, previously served as Chief Executive Officer of the Second Harvest Food Bank of Santa Clara and San Mateo Counties from 2009 until mid-2017. From 2003 to 2004, Ms. Jackson held the role of Managing Director for Bank of America Leasing & Capital, LLC, which provides leasing and equipment financial solutions to small businesses, mid-market companies, and large corporations. From 1995 to 2002, she held leadership roles as a Senior Vice President (1995 to 1998) and Executive Vice President (1998 to 2002), managing four of the six business lines for GATX Capital Corporation, a subsidiary of GATX Corporation, a global leader in railcar leasing. Ms. Jackson was a Managing Director from 1987 to 1994 of D’Accord Incorporated (“D’Accord”), a rail and aircraft advisory firm, and served as D’Accord’s interim President from 1991 to 1992. She is a Phi Beta Kappa graduate of Stanford University and holds an M.B.A. from the Kellogg Graduate School of Management at Northwestern University.

Ms. Jackson brings nearly 10 years of Chief Executive Officer experience to the Board, as well as more than two decades of relevant financial services experience including significant roles as a senior executive with a variety of equipment leasing and finance companies.

Andrew S. Ogawa	Director since 2018

Mr. Ogawa, age 48, co-founded and is a Managing Partner in Quest Venture Partners, an investment management company focused on early stage investments in the technology industry. Prior to founding Quest Venture Partners in 2008, Mr. Ogawa was a Manager for Daimler AG, an international automotive company, involved in various capacities related to corporate strategy and procurement from 1999 to 2009. He holds dual B.A.s in Economics and East Asian Studies from the University of California at Santa Barbara, as well as an M.B.A. in International Management from Thunderbird, American Graduate School of International Management.  He currently serves as a member of the Board of Directors for Tripping Inc. and GameOn Inc.

Mr. Ogawa’s expertise in evaluating investment opportunities, international business development, transportation and procurement operations provide valuable insights to the Board.

Continuing Class III Directors

David G. Remington	Director since 2010

Mr. Remington, age 78, has served as Chairman of the Board since January 2018. Mr. Remington is a retired senior financial executive with 40 years of experience in corporate finance, investment and commercial banking, equipment leasing, and asset-based financing. He retired as Senior Vice President of Itron, Inc., a technology and services company dedicated to the resourceful use of energy and water in December 2004, and was its Chief Financial Officer from February 1996. After retiring, he was Acting Chief Financial Officer of Next IT, Inc., a private software company, from September 2014 to September 2016, during which time he was a board member of that firm. Prior to his service with Itron, Inc., Mr. Remington served as a Managing Director, Investment Banking, for Dean Witter Reynolds, Inc., a stock brokerage and securities firm, and as President of Steiner Financial Corporation, an equipment leasing company. Previously, he held positions in commercial banking and financial services. He holds a B.S. in electrical engineering from the University of California at Berkeley and a M.B.A. from Harvard Business School.

Mr. Remington’s extensive financial experience with nearly 40 years of work in corporate finance, investment and commercial banking is valuable to the Board, particularly with respect to financial and accounting issues.

John H. Williford	Director since 2018

Mr. Williford, age 63, formerly served as the President, Global Supply Chain Solutions of Ryder System, Inc., an industry leader in truck rental, fleet management and supply chain solutions, from June 2008 through April 2015. He is also the founder of Golden Gate Logistics, LLC, a company involved in the acquisition and consolidation of logistics services providers in North America and Asia, and served as its President and CEO from 2006 to 2008. Prior to forming Golden Gate Logistics, Mr. Williford founded Menlo Logistics, a logistics services provider, where he served as President and Chief Executive Officer from 1992 through 2001. Mr. Williford also served as President and Chief Executive Officer of Menlo Worldwide from 2001 to 2005, a group which included Menlo Logistics and Menlo Forwarding (formerly Emory Worldwide), a global air and ocean freight forwarder. Mr. Williford earned a bachelor’s degree from Hamilton College and an M.B.A. from the University of California at Berkeley. He has previously served on the Board of Advisors for the Haas Business School at The University of California, Berkeley, the Board of Directors for the National Association of Manufacturers, and on the Transportation Advisory Board for the National Defense Transportation Association.

Mr. Williford brings extensive management and consulting experience in the logistics industry, which we believe brings valuable financial, operational, governance and strategic expertise to the Board.

Management

Executive Officers

The following table sets forth certain information regarding our current executive officers who are responsible for overseeing the management of our business, and three key employees as of the date hereof.  For biographical information about Victor M. Garcia, who is also a member of our Board, see “—Directors.”

Name	Age	Position
Executive Officers:
Victor M. Garcia	52	President, Chief Executive Officer and Director
Timothy B. Page	67	Chief Financial Officer
Daniel J. Hallahan	64	Senior Vice President, Global Marketing
Camille G. Cutino	61	Vice President, Operations and Human Resources
Key Employees:
Matthew Easton	47	Vice President, Information Technology
Steven J. Garcia	56	Vice President, Legal Affairs
David B. Morris	53	Vice President, Finance and Corporate Controller

Timothy B. Page has served as our Chief Financial Officer since May 2011.  From 2008 to 2011, Mr. Page was Chief Financial Officer of Port Logistics Group, Inc., a logistics services company. From 2004 until 2008, Mr. Page was the Chief Financial Officer of Quality Distribution, Inc., a Nasdaq-listed bulk chemical transportation company, with over 100 locations in the U.S., Mexico and Canada. From 2001 to 2004, Mr. Page was the Chief Financial Officer of Perry Ellis International, Inc., a Nasdaq-listed global apparel company. Mr. Page holds a B.S. in Psychology from the University of Wisconsin-Milwaukee and an M.B.A. from the University of Wisconsin-Milwaukee.

Daniel J. Hallahan has served as our Senior Vice President, Global Marketing since February 2010.  Mr. Hallahan previously served as our Vice President, Marketing in Europe from July 1992 to February 2010. Prior to joining CAI, Mr. Hallahan served as Director of Marketing of Amphibious Container Leasing and Itel Containers International Corporation.

Camille G. Cutino has served as our Vice President, Operations and Human Resources since October 2011. She previously served as our Vice President, Operations from January 2000 through September 2011, and as our Director of Operations from July 1992 through December 1999.  She consulted with our Company from May 1991 through June 1992.  Prior to joining CAI, she was the director of operations at Itel Containers International, Inc., a lessor of cargo containers for use exclusively in international shipping, where she served from 1980 through 1991.  She holds a B.S. from San Francisco State University.

Key Employees

Matthew Easton has served as our Vice President of Information Technology since August 2010.  From 2000 through 2010, Mr. Easton served as our Information Technology Manager. Prior to joining CAI, Mr. Easton was an Analysis Manager for California major accounts at AT&T Inc. (formerly, SBC Communications Inc.), a telephone communications company.  Mr. Easton holds a B.A. from the University of California at Berkeley.

Steven J. Garcia joined our Company in January 2013 as our Vice President, Legal Affairs.  Prior to joining us, Mr. Garcia served as Senior Regional Counsel for International Business Machines Corporation (“IBM”) from January 2000 to January 2013, where he managed the overall legal support of IBM’s sales and distribution operations for half of the United States.  Previously, from 1991 to 1998, Mr. Garcia served as corporate counsel for Chevron Corporation, a petroleum and chemicals company.  In addition, Mr. Garcia’s previous experience includes service as a litigator in private legal practice for a major U.S. law firm. Mr. Garcia holds a B.A. in Political Science from the University of California at Berkeley and he earned his law degree from the University of California at Berkeley’s School of Law.

David B. Morris has served as our Vice President, Finance and Corporate Controller since May 2011.  From 2008 to 2011, Mr. Morris served as Senior Director, Finance, and prior to that as Director, SEC Reporting, of Celera Corporation, a Nasdaq-listed healthcare company.  Previously, Mr. Morris was a Senior Audit Manager at KPMG LLP with a focus on public companies.  Mr. Morris received a Bachelor of Engineering from the University of Bristol, U.K. in 1988.  Mr. Morris is a U.K. Chartered Accountant and a California-licensed Certified Public Accountant.

Corporate Governance Principles and Board Matters

We are committed to sound corporate governance principles.  Such principles are essential to running our business efficiently and to maintaining our integrity in the marketplace.  The Board has formalized several policies, procedures and standards of corporate governance, including our CAI International, Inc. Corporate Governance Guidelines (the “Corporate Governance Guidelines”), some of which are described below.  We continue to monitor best practices and legal and regulatory developments with a view to further revising our governance policies and procedures, as appropriate.

Corporate Governance Guidelines

The Board has in place the Corporate Governance Guidelines, which are designed to assure the continued vitality of the Board and excellence in the execution of its duties.  Our Corporate Governance Guidelines establish the practices and procedures of the Board with respect to Board composition and member selection, Board meetings and involvement of management, Board committees and director orientation and education.  Our Nominating and Corporate Governance Committee periodically reviews our Corporate Governance Guidelines and provides recommendations to the Board for revisions and updates as necessary to reflect improved corporate governance practices and changes in regulatory requirements.  A copy of our Corporate Governance Guidelines is available in the “Documents & Charters” portion of the Investors section of our website at www.capps.com. The information contained on, or accessible through, our website is not part of, or incorporated by reference in, this Amendment No. 1.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers, employees, contractors, consultants, service providers and employees, including our principal executive officer, principal financial officer, principal legal officer, principal accounting officer and controller.  A copy of our Code of Business Conduct and Ethics is available in the “Documents & Charters” portion of the Investors section of our website at www.capps.com.  We intend to disclose any changes in or waivers from the Code of Business Conduct and Ethics that are required to be disclosed by posting such information on our website.

Board Committees

Our Board has the authority to appoint committees to perform certain management and administrative functions. Our Board has the following three standing committees: (1) Audit, (2) Compensation, and (3) Nominating and Corporate Governance, each of which must be composed exclusively of independent directors.  The membership and the function of each of the committees are described below, and each of the committees operates under a written charter adopted by the Board, each of which are available in the “Documents & Charters” portion of the Investors section of our website at www.capps.com.

The following table is a summary of our committee structure and members on each of our committees:

Name of Director	Audit	Compensation	Nominating and Corporate Governance
Kathryn JacksonË
David G. Remington (Chairman)Ë
Gary M. SawkaË
John H. WillifordË
Andrew S. Ogawa
Victor M. Garcia
Chairperson Member Ë Financial Expert

Audit Committee.  The functions of the Audit Committee include oversight of the integrity of our financial statements, performance of our internal audit services function, our compliance with legal and regulatory requirements, the implementation and effectiveness of our disclosure controls and procedures, the evaluation of enterprise risk issues, the review of related person transactions, the annual independent audit of our financial statements, and the evaluation of the performance, qualifications and independence of our independent auditors. Our Audit Committee is directly responsible for the appointment, retention, compensation, evaluation, termination and oversight of the work of any independent auditor engaged for the purpose of issuing an audit report or related work, as well as pre-approving all audit and non-audit services.  All of the directors currently serving on our Audit Committee, Ms. Jackson, Mr. Remington, Mr. Sawka and Mr. Williford, qualify as “independent,” as such term is defined in Section 10A(m) under the Exchange Act, Rule 10A-3 promulgated thereunder, and NYSE listing requirements applicable to audit committees.  Each of Ms. Jackson, Mr. Remington, Mr. Sawka and Mr. Williford has accounting or related financial management expertise as required by the NYSE’s listing requirements and qualifies as an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, as promulgated by the SEC.

Compensation Committee. The Compensation Committee has overall responsibility for evaluating and recommending to the Board for approval, our executive officer compensation, benefits, severance, equity-based or other compensation plans, policies and programs. The Compensation Committee also determines and recommends for approval, the compensation, benefits, severance, equity-based or other compensation plans, policies and programs for such other senior employees as the Compensation Committee may determine. The Compensation Committee is also responsible for producing a report for inclusion in our proxy statement or Annual Report on Form 10-K, as applicable. In addition, the Compensation Committee assists the Board in discharging its responsibility for the design and establishment of the Company’s compensation and benefits programs generally.  All of the directors currently serving on our Compensation Committee, Ms. Jackson, Mr. Remington, Mr. Sawka and Mr. Williford, qualify as “independent,” as such term is defined under NYSE listing requirements applicable to compensation committees.

The Compensation Committee may delegate any of its responsibilities to a subcommittee comprised of one or more members of the Compensation Committee.  Additionally, the Compensation Committee has the sole authority and responsibility to engage and terminate any outside consultant to assist in evaluating and determining appropriate compensation levels for the Chief Executive Officer or other members of management and to approve the terms of any such engagement and the fees of any such consultant.  In 2019, the Compensation Committee directly engaged a compensation consultant, Pearl Meyer & Partners, LLC (“Pearl Meyer”), to review our executive compensation policies and to assist the Compensation Committee in setting compensation for our executives with the target of aligning total compensation with the Company’s business strategies and goals so as to deliver maximum return on compensation investment.  The Compensation Committee also consulted with Pearl Meyer in 2018 in connection with the Compensation Committee’s analysis and review of our director compensation program.  The Compensation Committee reviewed its and our Company’s relationships with Pearl Meyer and has determined that Pearl Meyer is an independent advisor and there has been no conflict of interest in connection with services from Pearl Meyer.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee assists our Board in promoting our best interests and the best interests of our stockholders through the implementation of sound corporate governance principles and practices. In furtherance of this purpose, the Nominating and Corporate Governance Committee identifies individuals qualified to become directors and recommends to our Board the director nominees for the next annual meeting of stockholders.  In addition, the Nominating and Corporate Governance Committee establishes procedures for, and evaluates any, director nominations made by stockholders.  It also reviews the structure and composition of our Board committees and makes any recommendations the committee members may deem appropriate from time to time concerning any recommended changes in the composition of our Board and its committees. The Nominating and Corporate Governance Committee recommends to our Board the corporate governance guidelines and standards regarding the independence of outside directors applicable to us and reviews such guidelines and standards and the provisions of the Nominating and Corporate Governance Committee Charter to confirm that such guidelines, standards and charter remain consistent with sound corporate governance practices and with any legal or regulatory requirements of the NYSE. The Nominating and Corporate Governance Committee monitors our Board and our compliance with any commitments made to our regulators or otherwise regarding changes in corporate governance practices, and oversees the annual review of our Board’s, Board Committees’ and management’s performance.  The Nominating and Corporate Governance Committee also periodically reviews succession planning for our Chairman of the Board, our Chief Executive Officer and other key management positions.

All of the directors currently serving on our Nominating and Corporate Governance Committee, Ms. Jackson, Mr. Ogawa, Mr. Remington, Mr. Sawka and Mr. Williford, qualify as “independent,” as such term is defined under applicable NYSE listing requirements.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owners of more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. To our knowledge, based solely on a review of copies of such reports and written representations from our executive officers and directors that no other reports were required, we believe that during the year ended December 31, 2019, all reports required under Section 16(a) were timely filed, except for:

•	Form 4s for Victor Garcia, Timothy Page, Daniel Hallahan and Camille Cutino filed on February 28, 2019 relating to the grant of RSUs;

•	a Form 4 for Mr. Garcia filed on February 24, 2020 relating to an exercise of stock options in May 2019; and

•
a Form 4 for Mr. Hallahan filed on January 24, 2020 relating to (i) the sale of shares of common stock in November 2019 and (ii) the exercise of stock options and the sale of shares of common stock to cover the exercise price and tax obligations upon the exercise of the stock options in December 2019.

ITEM 11:	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis is designed to provide our stockholders with a clear understanding of our compensation philosophy and objectives, compensation-setting process, and the 2019 compensation of our named executive officers. For 2019, our named executive officers were as follows:

Name	Position
Victor M. Garcia	President and Chief Executive Officer
Timothy B. Page	Chief Financial Officer
Daniel J. Hallahan	Senior Vice President, Global Marketing
Camille G. Cutino	Vice President, Operations and Human Resources

Objectives of Our Compensation Programs

The Board and the Compensation Committee believe that compensation for our named executive officers should be tied to corporate performance, individual performance and other key factors in the success of our business.  The primary objectives of our executive compensation program are as follows:

•	Management Development and Continuity. Provide competitive compensation packages that enable us to attract and retain talented executives to develop, grow and manage our business;

•
Pay-for-Performance.  Align named executive officer compensation with the achievement of our short- and long-term corporate strategies and business objectives and with the long-term interests of our stockholders; and

•
Long-Term Focus on Stockholder Value.  Align named executive compensation with stockholder value creation by delivering a portion of our named executive officers’ compensation in the form of equity-based awards that vest over multiple years.

To achieve these objectives, our executive compensation program ties a meaningful portion of each named executive officer’s overall compensation to key corporate financial goals and to individual goals, either on a subjective or objective basis.

2019 Compensation Program Changes

For 2019, the Compensation Committee and the Board made changes to our executive compensation program to better align compensation with the performance of our company and increasing stockholder value:

•
Annual Cash Incentives.  Historically, the annual cash incentive bonuses for our executive officers was based on a combination of subjective reviews and objective factors.  To be more consistent with our pay-for-performance philosophy, in 2019 the annual cash incentive bonuses for all of our executive officers was changed to base the calculation of the annual cash bonus entirely on the achievement of key corporate financial measures.

•
Long-Term Equity Incentives.  Historically we granted equity awards that vested solely upon the passage of time.  In 2018, our long-term equity incentive (“LTI”) program was amended to provide that 50% of equity compensation is earned based on the achievement of key corporate financial measures.  In 2019, a relative Total Shareholder Return (rTSR) component, as measured over the prior three (3) years, was added as a back-end modifier to the calculation of performance totals, which when applied, can result in a 25% adjustment to compensation, upward or downward, if the Company’s rTSR ranks in the top or bottom third on a list of peer TSRs.

The Compensation Committee and the Board believe that these changes better align our executive compensation with the interests of our stockholders.

Say-on-Pay Vote

At our annual meeting of stockholders in June 2019, we held an advisory vote to approve the compensation of our named executive officers (“Say-On-Pay”).  The compensation of our named executive officers reported in our 2019 proxy statement was approved by approximately 93% of the votes cast at the 2019 Annual Meeting of Stockholders.  The Compensation Committee believes this affirms our stockholders’ support of our approach to executive compensation.  The Compensation Committee has considered, and will continue to consider, the outcome of our Say-On-Pay votes when making future compensation decisions for our named executive officers.

Highlights of Compensation Practices

Things We Do:		Things We Don’t Do:
✓	Independent Compensation Committee. The Compensation Committee, comprised solely of independent directors, recommends all compensation for our named executive officers.	✗	No excise tax gross-ups. We do not provide our management with “excise tax gross-ups” in the event of a change in control.

✓	Independent compensation consultant. The Compensation Committee retains an independent compensation consultant.	✗	Ban on pledging. We do not allow our management or directors to pledge our stock to secure loans or other obligations.

✓
Assessment of compensation risk. The Compensation Committee assessed our compensation policies and programs and determined that our compensation policies and programs are unlikely to give rise to risks reasonably likely to have a material adverse effect on the Company.
		✗	No excessive executive benefit programs. We do not provide our management with pensions or any other enhanced benefit programs.

✓	Performance-based pay. The Compensation Committee focuses on paying our named executive officers for their performance.	✗	No repricings. Our equity plans do not allow repricing of stock option or stock appreciation rights without stockholder approval.

✓
Use of multiple performance metrics. The Compensation Committee uses multiple complementary objective performance measures for the 2019 annual incentive and performance-based equity awards to align the executive compensation program to a broader perspective of Company performance. There is little overlap between the performance measures used in our annual incentive program and performance-based equity awards.
		✗	No excessive perquisites. Our management receives minimal perquisites.

✓
Performance-based equity. 50% of equity grants to our named executive officers are tied to 3-year performance achievement, including a relative TSR modifier to further ensure alignment with our shareholders.

✓	Annual say-on-pay vote. We hold annual advisory say-on-pay votes to approve executive compensation and in 2019 received support of 93% on such proposal.

How We Set Compensation

We have compensation programs for our named executive officers that are designed to offer compensation that is competitive with compensation offered by competitors and companies of similar size and complexity within the intermodal container and similar industries.

Role of the Compensation Committee

The Compensation Committee, in consultation with Mr. Garcia, our President and Chief Executive Officer, develops recommendations for the compensation of our named executive officers and submits the same to our Board for its review and approval. The Compensation Committee considers, among other things, the recommendations of Mr. Garcia, company and individual performance factors, and peer group data and recommendations from Pearl Meyer, the Compensation Committee’s independent compensation consultant.

All decisions regarding the compensation of our named executive officers are made solely by the Board upon recommendation of the Compensation Committee. The Board and Compensation Committee may also delegate certain compensation decisions to a sub-committee of the Board.

The Compensation Committee consistently has sought to provide compensation packages to our named executive officers that are fair and competitive. The compensation for Mr. Garcia, Mr. Page, Mr. Hallahan and Ms. Cutino is also set pursuant to individual employment agreements entered into with each of them.  In general, the overall compensation for our named executive officers is comprised of a mix of base salary, annual cash incentive bonuses and long-term, equity-based compensation pursuant to our equity compensation plan.

The Compensation Committee, through the analysis provided by Pearl Meyer, historically uses peer company data to guide its review of the total compensation of our named executive officers and generally reviews the compensation data for our peer companies and industry to understand market competitive compensation.  The Compensation Committee focuses on ensuring that the elements of our named executive compensation program are consistent with peer and industry trends.  While the peer group data presented may identify a certain percentile of executive compensation, the Compensation Committee does not target compensation to any specific percentile or range with regard to any specific element of compensation or total compensation.

Role of Management

As described above, the Compensation Committee develops recommendations regarding named executive officer compensation in consultation with Mr. Garcia. The Compensation Committee believes it is valuable to consider the recommendations of Mr. Garcia with respect to these matters because, given his knowledge of our operations and the day-to-day responsibilities of our named executive officers, he is in a unique position to provide the Compensation Committee with perspective into the performance of our named executive officers in light of our business objectives and other factors that lead to the success of our business.

No other executive officer participates in the determination of named executive officer compensation, and Mr. Garcia does not make recommendations or participate in the determination of his own compensation.

Role of Compensation Consultant

The Compensation Committee engages an independent compensation consultant to assist it by providing information, analyses, and other advice relating to our named executive compensation program, and retained Pearl Meyer to serve as its independent executive compensation consultant in 2019.  In 2019, Pearl Meyer attended Compensation Committee meetings and advised the Compensation Committee between meetings as requested.

Pearl Meyer reports directly to the Compensation Committee, and while Pearl Meyer advises on executive compensation matters, the Compensation Committee makes all of the decisions and recommendations regarding the compensation of our named executive officers.

Pearl Meyer conducts periodic reviews of our executive and non-employee Director compensation.  The peer group used in our 2018 executive compensation analysis was selected from among publicly traded companies who operate in the leasing industry with comparable revenue and market value.  The Compensation Committee believes these companies are broadly comparable to us, and represent our labor market for talent for key leadership positions.  The companies included in our peer group are evaluated every other year and were last evaluated in 2018. The selected 2018 peer group consisted of:

2018 Peer Group
Air Transport Services Group, Inc.	McGrath Rentcorp
Aircastle LTD	Mobile Mini, Inc.
Echo Global Logistics, Inc.	Radiant Logistics, Inc.
GATX Corporation	Triton International Limited
General Finance Corporation	Willis Lease Finance Corp.
Marlin Business Services Corp.

In addition to the peer group data, several compensation surveys were utilized in Pearl Meyer’s analysis, and comparisons to survey benchmark positions were based on companies of a similar size as our Company.

Elements of 2019 Compensation

Our compensation program is made up of the following direct compensation elements:

Element	Fixed or Variable	Purpose
Base Salary	Fixed	To attract and retain executives by offering fixed compensation that is competitive with market opportunities and that recognizes each executive’s position, role, responsibility and experience.

Annual Cash Incentive	Variable	To motivate and reward for the achievement of our annual financial and/or operating performance goals.

Equity Awards	Variable
To align executives’ interests with the long-term interests of stockholders through equity-based compensation with performance-based and time-based vesting periods, and to promote the long-term retention of our executives and key management personnel.

As further described below, for 2019, the Compensation Committee and the Board did not make any material changes to our executive compensation program.

Base Salary

The Compensation Committee generally reviews named executive officer base salaries in the second quarter of each year in an effort to ensure that they are competitive with market levels and reflect our level of financial performance during the previous year.  The Compensation Committee generally sets the base salary of each of our named executive officers at a level it believes compensates these individuals adequately for the work they are expected to perform in their respective positions, and the Compensation Committee may also consider the base salaries paid to similarly-positioned executives by peer organizations, individual performance of each of our named executive officers and overall company performance.  For 2019, the Compensation Committee determined that the base salaries of our named executive officers were generally competitive with market levels and our peer companies, and in light of our corporate performance in 2019, the Compensation Committee and the Board did not approve any changes to the base salaries of any of our named executive officers.  The base salaries for each of our named executive officers during 2019 are shown in the following table:

	Annual Base Salary
Name	July 1, 2018 – June 30, 2019	July 1, 2019 – June 30, 2020	Percentage Increase/(Decrease)
Victor M. Garcia	$725,000	$725,000	—%
Timothy B. Page	$435,000	$435,000	—%
Daniel J. Hallahan	$369,380	$380,248	3	%(1)
Camille G. Cutino	$281,242	$281,242	—%

(1)	Mr. Hallahan received no increase in salary when measured in his local currency.

Annual Cash Incentive Bonuses

The Compensation Committee believes that annual cash incentive bonuses awarded to our named executive officers for meeting or exceeding company performance goals and individual achievement goals provide our named executive officers additional incentive to perform, increase stockholder value and ensure that we attract and retain talented named executive officers.  The Compensation Committee and the Board review objective performance criteria when determining the annual incentive bonuses to be awarded to our named executive officers.

Consistent with our pay-for-performance philosophy, for 2019, the Compensation Committee set our annual cash incentive bonuses for all of our named executive officers based on the achievement of company performance objectives, which were established by the Compensation Committee in its discretion.

The Compensation Committee established the following 2019 target annual incentive amounts for each of our named executive officers under our 2019 annual cash incentive program (the “2019 Bonus Plan”):

Named Executive Officer	Base Salary	Target Bonus as a Percentage of Salary	Target Bonus
Victor M. Garcia	$725,000	100%	$725,000
Timothy B. Page	$435,000	50%	$217,500
Daniel J. Hallahan	$367,647	60%	$220,588
Camille G. Cutino	$281,242	40%	$112,497

In setting the 2019 target bonus amounts for each of our named executive officers, the Compensation Committee considered the following factors: (i) organizational level and expected impact on our annual operating results; (ii) the scope, level of expertise and experience required for the named executive officer’s position; and (iii) competitive levels of the target annual incentive opportunity.  Participants under the 2019 Bonus Plan were eligible to receive between 0% and 200% of each participant’s respective target bonus based on actual performance, as discussed below.

In 2019, the Compensation Committee replaced the individual performance component with a second, objective company performance goal such that the 2019 Bonus Plan was comprised of multiple performance metrics and focused on objective, performance-based and “at-risk” pay arrangements. We believe these performance metrics help align the interests of our named executive officers with those of stockholders by making a meaningful portion of their compensation contingent upon results beneficial to stockholders, and thereby incenting our named executive officers to create long-term value for stockholders.

Actual bonus amounts earned for 2019 were based on the level of achievement of (i) consolidated pre-tax income (for Mr. Garcia, Mr. Page and Ms. Cutino) and container pre-tax income (for Mr. Hallahan), in each case, versus a target established by the Compensation Committee at the beginning of the year, with a 75% weighting of each named executive officer’s target bonus, and (ii) consolidated return on average common equity (for each named executive officer), in each case, versus a target established by the Compensation Committee at the beginning of the year, with a 25% weighting of each named executive officer’s target bonus.

The following outlines the payout methodology in connection with the achievement of our Company financial performance measures under the 2019 Bonus Plan:

Performance Goal Achievement*	Performance Multiplier
Minimum Threshold = 75% of budget	50%
Target = 100% of budget	100%
Maximum = 175% or more than budget	200%

*Performance Multipliers for performance falling between the Threshold, Target and Maximum Performance levels are determined by linear interpolation.  Performance below Minimum Threshold results in a 0% Multiplier.

The table below sets forth the calculation of the 2019 bonus payouts with respect to the objective company performance goals:

Performance Factor	2019 Target	2019 Actual	2019 Actual as a Percentage of Target	Weighting	Bonus Payout vs. Target
Consolidated Pre-Tax Income (Mr. Garcia, Mr. Page and Ms. Cutino)	$90.9 million	$22.3 million	25%	75%	0%
Container Pre-Tax Income (Mr. Hallahan)	$86.8 million	$60.2 million	69%	75%	0%
Consolidated Return on Average Common Equity (all named executive officers)	12.2%	2.5%	21%	25%	0%

In light of our performance in 2019, we did not pay out any incentive bonuses under the 2019 Bonus Plan.

Long-Term Equity Incentive Program

We use our long-term equity incentive (“LTI”) program to provide variable compensation in the form of equity that rewards executives when we achieve long-term results that align with stockholders’ interests.  In 2019, the Compensation Committee continued its approach adopted in 2018 by granting equity awards in two 50% portions: one with initial value and vesting determined by achievement of key financial performance measures, and thereafter by market determined stock value, and the other with time-vesting and market determined stock value.

Under our LTI program, we generally grant our named executive officers two types of awards: performance-based restricted stock units (“RSUs”) and time-based RSUs.  Each RSU represents the contingent right to receive one share of our common stock upon vesting and settlement of the RSU.  Based on a review of market data and recommendation from Pearl Meyer, the Compensation Committee’s independent compensation consultant, each named executive officer is awarded an aggregate LTI value, which is allocated among the two types of awards. For 2019, the mix of awards (see table below) was determined to provide the appropriate balance of performance- and time-based compensation to support our long-term strategy. This mix of awards is designed to tie executive compensation to balance performance focus with retention value, and mitigate the risk of over-focus on a single metric.

Award Type	2019 Allocation Percentage	2019 Alignment to Stockholder Interests
Performance-Based RSUs	50%
Payout depends on our performance at the end of a three-year performance period if specified pre-determined performance metrics are met, as well as our TSR performance relative to our peer group (see the 2019 Performance-Based RSU Award section below for further details). The value of the earned award also depends on our stock price at the end of the performance period.

Time-Based RSUs	50%	Value of award depends on our stock price at the time of the vesting.

The equity awards granted to our named executive officers in 2019 were as follows:

Name	Time-Based RSUs Awards: Number of Units (#)	Performance-Based RSUs Awards: Number of Units Awarded at Target (#)
Victor M. Garcia	18,017	18,017
Timothy B. Page	5,210	5,210
Daniel J. Hallahan	4,297	4,297
Camille G. Cutino	2,191	2,191

The key components of our LTI program are summarized below:

2019 Performance-Based RSU Award. The performance-based RSUs are designed to reward for achievement of key financial performance measures over a three-year performance period. The program is structured to align both near-term progress and a long-term focus by establishing an opportunity at the end of a three-year cycle to vest in the award based on actual performance.

The Compensation Committee selected three-year consolidated return on average common equity as the performance-based metric applicable to our named executive officers, which the Compensation Committee believes align our executive compensation to company financial performance.

At the end of the three-year performance period, our named executive officers may earn from 0% to 200% of the target number of performance-based RSUs based on the level of achievement for the performance measure cumulatively over the three-year performance period. At maximum performance, these awards vest at 200% of the target value for the performance measure, and no awards are vested if performance falls below the established threshold for such measure. Linear interpolation is used to determine the number of units vesting for performance achievement between threshold and target and target and maximum levels.  Moreover, for 2019, a relative Total Shareholder Return (rTSR) component, as measured over the prior three (3) years, was added as a back-end modifier to the calculation of performance totals, which when applied, can result in a 25% adjustment to the award, upward or downward, if the Company’s rTSR ranks in the top or bottom third on a list of peer TSRs.  The peers for TSR comparison are the Company’s 2018 compensation Peer Group plus Textainer Group Holdings Limited (TGH).  In calculating the Company’s rTSR positioning, the TSRs for TGH and Triton International Limited—the Company’s closest market comparables—are given double weighting.

2019 Time- Based RSU Award. Our time-based RSU awards are designed to significantly strengthen the retention value of our LTI program by providing a full value component to balance our performance-based awards. The time-based RSUs vest ratably over a four-year period, subject to continued employment with our Company.

Severance and Change in Control Payments

We have entered into written agreements with Mr. Garcia, Mr. Page, Mr. Hallahan and Ms. Cutino pursuant to which they are entitled to receive severance benefits in the event their employment is terminated by us other than for cause, by the executive for good reason, or as a result of death or disability. We provide these benefits to attract and retain qualified executive officers who could obtain similar positions at other companies. These potential payments are discussed further under “Potential Post-Employment or Change in Control Payments” below.

Other Benefits

Our named executive officers are eligible to participate in all our employee benefit plans, such as medical, dental, vision, group life, disability and our 401(k) plan, in each case on the same basis as other employees. In addition, we pay for additional life insurance policies for certain of our named executive officers.  All of these other benefits are included as part of the benefits package to retain highly qualified executives. We also provide vacation and other paid holidays to all employees, including our executive officers.

Anti-Hedging and Anti-Pledging Practices

We generally do not allow our management or directors to pledge our stock to secure loans or other obligations, including in margin accounts. Although we do not have a formal policy related to hedging transactions, we discourage our management and directors from engaging in hedging and monetization transactions in connection with our securities, such as zero-cost collars, prepaid variable forward sale contracts, equity swaps and exchange funds.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management, and based on that review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1.

Compensation Committee Report Submitted By:

Kathryn G. Jackson (Chair)
David G. Remington
Gary M. Sawka
John H. Williford

2019 Summary Compensation Table

The following table provides information concerning the compensation of our named executive officers for the years ended December 31, 2019, 2018 and 2017, as applicable.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Victor M. Garcia	2019	725,000	—	924,992	—	—	49,775	1,699,767
President and Chief Executive Officer	2018	712,500	—	700,012	—	863,739	47,046	2,323,297
	2017	626,700	—	—	481,662	894,584	35,464	2,038,410
Timothy B. Page	2019	435,000	—	267,480	—	—	56.000	758,480
Chief Financial Officer	2018	428,460	—	210,941	—	250,965	51,372	941,738
	2017	415,776	337,537	—	157,635	—	48,994	959,942
Daniel J. Hallahan	2019	374,814	—	220,608	—	—	46,951	642,373
Senior Vice President, Global Marketing	2018	362,259	—	204,634	—	269,891	42,321	879,105
	2017	337,020	355,138	—	201,422	—	38,813	932,393
Camille G. Cutino	2019	281,242	—	112,486	—	—	36,830	430,558
Vice President, Operations and Human Resources	2018	277,146	—	109,237	—	131,915	32,774	551,072
	2017	269,075	150,000	47,670	52,545	—	36,908	556,198

(1)	These amounts reflect the base salary earned for services during the year ended December 31, 2019. Base salary changes are effective on July 1st of each fiscal year

(2)
These amounts reflect the aggregate grant date fair value for restricted stock awards and stock options computed in accordance with FASB ASC Topic 718, excluding the effect of any estimated forfeitures. For information on the method and assumptions used to calculate the compensation costs, see Note 11 to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019. The aggregate grant date fair value of stock awards, which are comprised of time-vested RSUs and performance-based RSUs, includes the grant date fair value for the performance-based RSUs calculated based on the target number of shares. For 2019, the total aggregate grant date fair value of stock awards, including the time-vested RSUs and the performance-based RSUs assuming the achievement of the highest level of performance, would be as follows: $1,618,736 for Mr. Garcia, $468,090 for Mr. Page, $386,064 for Mr. Hallahan, and $196,851 for Ms. Cutino.

(3)	Represents amounts earned by our named executive officers under our annual cash incentive program. See “Annual Cash Incentive Bonuses” above for additional information on the amounts earned in 2019.

(4)	All other compensation for 2019 consisted of the following for each of our named executive officers:

Named Executive Officer	Health Insurance ($)	Life and Disability Insurance ($)	Retirement Plan Matching Contributions ($)	Car Allowance and/or Parking ($)	Total All Other Compensation ($)
Victor M. Garcia	16,657	3,318	11,200	18,600	49,775
Timothy B. Page	28,031	10,169	11,200	6,600	56,000
Daniel J. Hallahan	13,178	—	19,687	14,086	46,951
Camille G. Cutino	20,011	3,928	11,200	1,691	36,830

2019 Grants of Plan-Based Awards Table

The following table provides information regarding grants of plan-based awards for each of our named executive officers for 2019.

Name	Award Description	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards(1)			All Other Stock Awards:	Grant Date Fair Value of Stock Awards ($)(2)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Number of Shares of Stock or Units (#)
Victor M. Garcia	Time-Based RSUs	2/14/2019	—	—	—	—	—	—	18,017	462,496
	Performance-Based RSUs	2/14/2019	—	—	—	6,756	18,017	45,043	—	462,496
	Annual Cash Incentive		362,500	725,000	1,450,000	—	—	—	—	—
Timothy B. Page	Time-Based RSUs	2/14/2019	—	—	—	—	—	—	5,210	133,740
	Performance-Based RSUs	2/14/2019	—	—	—	1,954	5,210	13,025	—	133,740
	Annual Cash Incentive		217,500	435,000	870,000	—	—	—	—	—
Daniel J. Hallahan	Time-Based RSUs	2/14/2019	—	—	—	—	—	—	4,297	110,304
	Performance-Based RSUs	2/14/2019	—	—	—	1,611	4,297	10,743	—	110,304
	Annual Cash Incentive		183,734	367,647	734,934	—	—	—	—	—
Camille G. Cutino	Time-Based RSUs	2/14/2019	—	—	—	—	—	—	2,191	56,243
	Performance-Based RSUs	2/14/2019	—	—	—	821	2,191	5,478	—	56,243
	Annual Cash Incentive		140,621	281,242	562,484	—	—	—	—	—

(1)	Represents the performance-based RSUs granted by the Compensation Committee in 2019 (See “Long-Term Equity Incentive Program” above.

(2)
These amounts reflect the aggregate grant date fair value of grants computed in accordance with FASB ASC Topic 718, excluding the effect of any estimated forfeitures. For information on the method and assumptions used to calculate the compensation costs, see Note 11 to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019.

Employment Agreements

Victor M. Garcia. Mr. Garcia became our President and Chief Executive Officer in June 2011.  Mr. Garcia previously served as our Senior Vice President and Chief Operating Officer from September 2010 to June 2011.  On May 22, 2017, we entered into a Second Amended and Restated Employment Agreement (the “Employment Agreement”) with Mr.  Garcia, effective as of May 1, 2017.  The Employment Agreement replaces the amended and restated employment agreement entered into with Mr. Garcia in April 2011.  Unless Mr. Garcia’s employment is terminated before expiration, the Employment Agreement will remain in effect until May 1, 2020, subject to automatic renewal for an additional 36 months if not terminated by either party in writing at least 90 days prior to the end of the applicable term of the Employment Agreement.

The Employment Agreement provided for an initial annual base salary and target annual bonus amount, subject to annual adjustment by the Board.  In addition, Mr. Garcia is eligible to receive equity awards from the Company, subject to the discretion of the Board.  Pursuant to the Employment Agreement, any unvested equity awards granted to Mr. Garcia will automatically become fully vested and exercisable upon the occurrence of a “Change in Control” (as defined in the Employment Agreement).

Mr. Garcia is further entitled to certain benefits upon his termination by us without cause, for death, disability or by Mr. Garcia for “good reason” or in connection with a change in control, as further described below.

Timothy B. Page. Mr. Page became our Chief Financial Officer in May 2011.  We initially entered into an employment agreement with Mr. Page effective mid-May 2011 in connection with his appointment as our Chief Financial Officer.  On August 20, 2013, we entered into a new employment agreement with Mr. Page with a term extending to August 19, 2016. The agreement automatically renewed for another three-year period.  Pursuant to this employment agreement, Mr. Page’s annual base salary is eligible for annual increases at the discretion of the Board.  Mr. Page is further entitled to certain benefits upon his termination by us without cause, for death, disability or by Mr. Page for “good reason” or in connection with a change in control, as further described below.

Daniel J. Hallahan.  Mr. Hallahan has served as our Senior Vice President, Global Marketing since February 2010.  On August 20, 2013, we entered into an employment agreement with Mr. Hallahan.  The agreement provides that Mr. Hallahan’s employment will continue unless and until either the Company or Mr. Hallahan provides twelve months’ advance written notice of intent to terminate the agreement.  Pursuant to this employment agreement, Mr. Hallahan’s annual base salary is eligible for annual increases at the discretion of the Board.  Mr. Hallahan is also eligible to receive, among other things, an annual bonus subject to a discretionary determination by the Company, a car allowance and other benefits typically given to executive officers of the Company.  Mr. Hallahan is further entitled to certain benefits upon his termination by us in connection with a change in control, as further described below.

Camille G. Cutino. Ms. Cutino has served as our Vice President, Operations and Human Resources since October 2011.  On October 2, 2019, we entered into an employment agreement with Ms. Cutino with a term extending to October 1, 2022. If not terminated in writing by either party at least 90 days prior to the end of the term, the employment agreement will automatically renew for another three-year period.  Pursuant to her employment agreement, Ms. Cutino’s annual base salary is eligible for annual increases at the discretion of the Board.  Ms. Cutino is further entitled to certain benefits upon her termination by us without cause, for death, disability or by Ms. Cutino for “good reason” or in connection with a change in control, as further described below.

2019 Outstanding Equity Awards at Fiscal Year-End Table

The following table provides information regarding the number and estimated value of outstanding stock options and restricted stock awards held by each of our named executive officers as of December 31, 2019.

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Victor M. Garcia	4/29/2011	12,561	—		25.16	4/28/2021	—		—	—		—
	6/12/2012	5,250	—		17.77	6/11/2022	—		—	—		—
	6/14/2013	13,800	—		26.41	6/13/2023	—		—	—		—
	6/12/2014	55,000	—		22.09	6/11/2024	—		—	—		—
	6/5/2015	55,000	—		21.89	6/4/2025	—		—	—		—
	6/3/2016	48,125	6,875	(2)	7.87	6/2/2026	—		—	—		—
	2/16/2017	38,958	16,042	(2)	15.89	2/15/2027	—		—	—		—
	2/16/2018	—	—		—	—	11,987	(3)	347,383	—		—
	2/16/2018	—	—		—	—	—		—	15,982	(4)	463,158
	2/14/2019	—	—		—	—	18,017	(3)	522,133	—		—
	2/14/2019	—	—		—	—	—		—	18,017	(4)	522,133
Timothy B. Page	6/12/2014	3,000	—		22.09	6/11/2024	—		—	—		—
	6/5/2015	7,500	—		21.89	6/4/2025	—		—	—		—
	6/3/2016	9,750	2,250	(2)	7.87	6/2/2026	—		—	—		—
	2/16/2017	12,750	5,250	(2)	15.89	2/15/2027	—		—	—		—
	2/16/2018	—	—		—	—	3,612	(3)	104,676	—		—
	2/16/2018	—	—		—	—	—		—	4,816	(4)	139,568
	2/14/2019	—	—		—	—	5,210	(3)	150,986	—		—
	2/14/2019	—	—		—	—	—		—	5,210	(4)	150,986

Daniel J. Hallahan	6/12/2014	1,605	—		22.09	6/11/2024	—		—	—		—
	6/5/2015	7,125	—		21.89	6/4/2025	—		—	—		—
	6/3/2016	—	2,250	(2)	7.87	6/2/2026	—		—	—		—
	2/16/2017	—	6,709	(2)	15.89	2/15/2027	—		—	—		—
	2/16/2018	—	—		—	—	3,504	(3)	101,546	—		—
	2/16/2018	—	—		—	—	—		—	4,672	(4)	135,395
	2/14/2019	—	—		—	—	4,297	(3)	124,527	—		—
	2/14/2019	—	—		—	—	—		—	4,297	(4)	124,527
Camille G. Cutino	6/12/2014	667	—		22.09	6/11/2024	—		—	—		—
	6/5/2015	1,667	—		21.89	6/4/2025	—		—	—		—
	6/3/2016	3,250	750	(2)	7.87	6/2/2026	—		—	—		—
	6/3/2016	—	—		—	—	750	(3)	21,735	—		—
	2/16/2017	4,250	1,750	(2)	15.89	2/15/2027	—		—	—		—
	2/16/2017	—	—		—	—	1,500	(3)	43,470	—		—
	2/16/2018	—	—		—	—	1,871	(3)	54,222	—		—
	2/16/2018	—	—		—	—	—		—	2,494	(4)	72,276
	2/14/2019	—	—		—	—	2,191	(3)	63,495	—		—
	2/14/2019	—	—		—	—	—		—	2,191	(4)	63,495

(1)	Market value calculated based on our closing stock price of $28.98 per share as reported on the NYSE on December 31, 2019.

(2)
Twenty-five percent (25%) of the total number of shares subject to the option vest and become exercisable on the first anniversary of the grant date, and 1/48th of the total number of shares subject to the option vest monthly thereafter, provided that the option holder is in continuous service with us as of each vesting date.

(3)
The time-based RSU awards vest in four equal annual installments beginning on the first anniversary of the vesting date, provided that the holder is in continuous service with us as of each vesting date.

(4)
Represents the performance-based RSUs granted by the Compensation Committee in 2018 and 2019. See “Long-Term Equity Incentive Program” above. The amount of performance-based RSUs represents the amount of shares that can be earned based on the achievement of target performance over the three-year performance period.

2019 Option Exercises and Stock Vested Table

The following table presents information regarding the exercise of stock options and vesting of stock awards for each of our named executive officers during 2019.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Victor M. Garcia	11,357	193,296	3,995	98,716
Timothy B. Page	—	—	1,204	29,751
Daniel J. Hallahan	25,666	411,257	1,168	28,861
Camille G. Cutino	—	—	2,623	63,764

(1)
For option awards, the value realized is the difference between the closing price of our common stock on the date of exercise and the exercise price. For stock awards, the value realized is based on the closing price of our common stock on the vesting date.

Potential Payments upon Termination or Change in Control

Employment Agreements

Messrs. Garcia, Page and Hallahan and Ms. Cutino are entitled to certain payments from us pursuant to their respective employment agreements in the event of their termination of employment or upon the occurrence of a “Change in Control.”

Victor M. Garcia.  In the event Mr. Garcia’s employment is terminated for “Cause” (as defined in the Employment Agreement) or due to Company insolvency, Mr. Garcia is entitled only to any accrued compensation and benefits through the effective date of his termination.

In the event Mr. Garcia’s employment is terminated (i) by the Company without “Cause”, (ii) due to his death or disability, (iii) for any reason, other than for “Cause”, death or disability, within twenty-four months following a “Change in Control” (as defined in the Employment Agreement”) or (iv) by him for “Good Reason” (as defined in the Employment Agreement), Mr. Garcia is entitled to receive the following payments and benefits:

•	any accrued compensation and benefits through the effective date of the termination;

•
a lump sum payment equal to 150% of the sum of: (i) Mr. Garcia’s base salary for the 12 months immediately preceding the date of termination, and (ii) the average of Mr. Garcia’s cash performance bonus for the two most recent years;

•
COBRA health benefits for whichever of the following periods is shortest: (A) the longer of (i) the remaining term of Mr. Garcia’s Employment Agreement or (ii) eighteen months following the date of termination; or (B) until Mr. Garcia is no longer entitled to COBRA continuation coverage under the Company’s group health plans; and

•
so long as the date of termination is at least one month after the beginning of our latest fiscal year, the annual bonus for the fiscal year of termination, pro-rated based on the number of days Mr. Garcia was employed during the fiscal year.

In addition, notwithstanding the terms of our 2019 Incentive Plan (the “2019 Plan”), as described below, upon the occurrence of a Change in Control, any unvested equity awards held by Mr. Garcia will automatically become fully vested and exercisable immediately prior to the date of such Change in Control.

Mr. Garcia’s employment agreement also provides that if he becomes entitled to receive or if he receives any payments that would be characterized as “excess parachute payments” within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), the payments will be reduced to the highest amount that may be paid to him without having any portion of any payment treated as an “excess parachute payment,” but only if the effect of the reduction is that he would receive a greater amount of payments, as determined on an after-tax basis. If, on an after-tax basis, the payments Mr. Garcia would receive would be greater without any reduction, then these payments will not be reduced.

Timothy B. Page. In the event Mr. Page’s employment is terminated without Cause, for death or disability, or by Mr. Page for Good Reason, or within 24 months of a Change in Control and in connection therewith, Mr. Page is entitled to receive a lump sum payment equal to 100% of his then-current base salary, or, in the case of termination based upon Change in Control, 200% of his then-current base salary, plus a cash bonus equal to the average of the annual cash bonus amounts paid over the preceding two years.  The definitions of “Cause”, “Good Reason” and “Change of Control” under Mr. Page’s employment agreement are substantially similar to the definitions under Mr. Garcia’s employment agreement.

Daniel J. Hallahan. In the event Mr. Hallahan’s employment is terminated within 24 months following the occurrence of a Change in Control and in connection therewith, Mr. Hallahan is entitled to receive a lump sum payment equal to one year of his base salary, plus a cash bonus equal to the average of the annual cash bonus amounts paid over the preceding two years.  The definition of “Change of Control” under Mr. Hallahan’s employment agreement is substantially similar to the definition under Mr. Garcia’s employment agreement.

Camille G. Cutino. In the event Ms. Cutino’s employment is terminated without Cause, for death or disability, or by Ms. Cutino for Good Reason, or within 24 months of a Change in Control and in connection therewith, Ms. Cutino is entitled to receive a lump sum payment equal to 100% of her then-current base salary, or, in the case of termination based upon Change in Control, 200% of her then-current base salary, plus a cash bonus equal to the average of the annual cash bonus amounts paid over the preceding two years.  The definitions of “Cause”, “Good Reason” and “Change of Control” under Ms. Cutino’s employment agreement are substantially similar to the definitions under Mr. Garcia’s employment agreement.

Equity Compensation Plan

All awards under our equity compensation plans (except as otherwise set forth in an employment agreement or applicable award agreement), including shares subject to stock options and restricted stock awards, that have not vested will become fully vested and exercisable in the event of a “change in control,” as defined below, and any such awards constituting “deferred compensation” within the meaning of Section 409A of the Code will be paid within 60 days following the effective date of the change in control, unless, the options, stock or other awards are assumed by the successor company in a “company transaction,” as defined below. A “change in control” is generally defined as an acquisition of 50% or more of our voting power, or a change in the composition of our Board in a two-year period, without the approval of the Incumbent Board (as defined in our equity compensation plans), that results in fewer than a majority of the incumbent board remaining in office. A “company transaction” is generally defined as the completion of a merger or consolidation with or into another company or entity, a sale in one or more transactions with the common purpose of all of our outstanding voting securities, or a sale in one or more transactions with the common purpose of all or substantially all of our assets.

The following table describes the potential payments for our named executive officers upon a termination or change of control, assuming that the triggering events occurred on December 31, 2019.  In the case of stock options, the value of the acceleration was determined based on the difference between (i) the exercise price of the shares for which vesting was accelerated and (ii) the $28.98 closing price on December 31, 2019.  In the case of restricted stock and RSU awards, the value of the acceleration was determined based on the value of the shares for which vesting was accelerated using the $28.98 closing price on December 31, 2019.

Name	Benefit	Upon a Change in Control ($)	Termination Without Cause ($)	Termination For Good Reason, Due to Death or Disability, or Within 24 Months Following a Change in Control ($)
Victor M. Garcia
	Severance	—	1,087,500	1,087,500
	Non-equity incentive plan bonus	—	647,804	647,804
	Stock options (unvested and accelerated)	355,121	—	—
	Restricted stock and RSUs (unvested and accelerated)	1,854,807	—	—
	COBRA premiums	—	26,875	26,875
	Total	2,209,928	1,762,179	1,762,179

Timothy B. Page(1)
	Severance	—	435,000	435,000
	Non-equity incentive plan bonus	—	125,482	125,482
	Stock options (unvested and accelerated)	116,220	—	—
	Restricted stock and RSUs (unvested and accelerated)	546,216	—	—
	Total	662,436	560,482	560,482

Daniel J. Hallahan
	Severance	—	—	380,248
	Non-equity incentive plan bonus	—	—	134,945
	Stock options (unvested and accelerated)	135,318	—	—
	Restricted stock and RSUs (unvested and accelerated)	485,995	—	—
	Total	621,313	—	515,193

Camille G. Cutino(2)
	Severance	—	281,242	281,242
	Non-equity incentive plan bonus	—	65,957	65,957
	Stock options (unvested and accelerated)	38,740	—	—
	Restricted stock and RSUs (unvested and accelerated)	318,693	—	—
	Total	357,433	347,199	347,199

(1)
Upon termination for any reason (other than for cause or as a result of death or disability) within 24 months of a change in control, Mr. Page would be entitled to a severance payment of $870,000 as of December 31, 2019.

(2)
Upon termination for any reason (other than for cause or as a result of death or disability) within 24 months of a change in control, Ms. Cutino would be entitled to a severance payment of $562,484 as of December 31, 2019.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee during 2019: (i) was, at any time during 2019, an officer or employee of CAI, (ii) was formerly an officer of CAI or (iii) had any relationship requiring disclosure by CAI under Item 404 of Regulation S-K.  No executive officer of CAI during 2019 served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, or as a director of another entity, where one of the other entity’s executive officers served on the Compensation Committee of CAI or as a director of CAI.

CEO Pay Ratio

Pursuant to Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are required to determine and disclose the pay ratio of our Chief Executive Officer to that of our median compensated employee. Our Chief Executive Officer to median compensated employee pay ratio is 19.8 to 1, as calculated as set forth below:

•	the median of the annual total compensation of all employees of our Company (other than our Chief Executive Officer) was $85,850; and

•	the annual total compensation of our Chief Executive Officer, as reported in the 2019 Summary Compensation Table above, was $1,699,767.

We believe the pay ratio disclosed herein is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.  We calculated annual total compensation for our median employee using the same methodology we use for our named executive officers as set forth in the 2019 Summary Compensation Table above in this Amendment No. 1.

For 2019, we used the same methodology to identify the median employee that was used in 2017 since there has been no change in our employee population or compensation arrangements that we believe would significantly impact our pay ratio disclosure. However, because the median employee in 2017 was no longer suitable for this calculation as they left the company, a similarly situated employee was selected for 2018 and used again in 2019.  We identified the median employee by examining the 2017 total cash compensation for all of our employees through December 31, 2017, excluding our Chief Executive Officer, who were employed by us on that date. We included all employees, whether employed on a full-time or part-time, salaried or hourly basis.

Director Compensation

The objectives of our director compensation program are to offer compensation that is competitive with the compensation paid by peer companies so that we may attract and retain qualified candidates for Board service. Our director compensation program was designed in consultation with the Compensation Committee’s independent compensation consultant, including an analysis of peer and market practice.  The Compensation Committee regularly reviews the compensation paid to non-employee directors and recommends changes to the Board, as appropriate. Our independent consultant provided director compensation analysis for 2018. The analysis included research on market trends in director compensation as well as a review of director compensation practices of our peer group companies.

Consistent with the previous year, during 2019, our director compensation program consisted of the following:

Annual Board Service	Cash Retainer(1)	$60,000
Restricted Stock Award(2)		$150,000

Board/Committee Chair	Chairman of the Board	$30,000
Cash Retainer(1)	Audit Committee	$20,000
	Compensation Committee	$15,000
	Nominating and Corporate Governance Committee	$15,000

Committee Member Cash	Audit Committee	$8,000
Retainer(1)	Compensation Committee	$8,000
	Nominating and Corporate Governance Committee	$8,000

(1)	All cash retainers are paid in arrears in quarterly installments.
(2)	The restricted stock awards vest one year from the grant date, subject to such non-employee director’s continued service as of the vesting date.

In 2019, the Board organized a special committee to oversee and evaluate the previously-announced strategic alternatives review process of the Company.  Consistent with the recommendation of our independent compensation consultant, each member of the special committee (other than our Chairman of the Board) receives a retainer of $8,000 per quarter, plus $1,500 for attendance at each meeting of the special committee (with total compensation capped at $26,000 per quarter).  Because our Chairman of the Board is leading strategic alternatives review process for the Company, he receives a retainer of $20,000 per month, plus $1,500 for attendance at each meeting related to the strategic alternatives review process (with total compensation capped at $90,000 per quarter).

Directors who are employees of our Company do not receive compensation for their service as directors. During 2019, Mr. Garcia did not receive any compensation for his service on the Board.  Any director compensation is prorated to the date of commencement of service on the Board for new members of the Board.

The following table presents information regarding the compensation paid during 2019 to non-employee directors who served on the Board during 2019:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Kathryn G. Jackson	112,500	149,987	262,487
Masaaki (John) Nishibori(2)	33,144	—	33,144
Andrew S. Ogawa	103,022	149,987	253,009
David G. Remington	195,000	179,989	374,989
Gary M. Sawka	117,500	149,987	267,487
John H. Williford	117,000	149,987	266,987

(1)
These amounts reflect the aggregate grant date fair value for restricted stock awards computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, excluding the effect of any estimated forfeitures. For information on the method and assumptions used to calculate the compensation costs, see Note 11 to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019.  As of December 31, 2019, the aggregate number of shares underlying outstanding restricted stock and option awards for each non-employee director was: Ms. Jackson—14,353 shares; Mr. Nishibori—46,757 shares; Mr. Ogawa—1,076,367 shares; Mr. Remington—64,738 shares; Mr. Sawka—93,321 shares; and Mr. Williford—13,687 shares.

(2)	Mr. Nishibori retired from the Board on June 10, 2019.

Other Director Compensation.  All directors are reimbursed for reasonable and necessary travel, communications, and other out-of-pocket business expenses incurred in connection with their attendance at meetings, while on corporate business or for continuing education related to their Board service. In addition, we indemnify our directors for liability they may incur for serving in that capacity to the maximum extent permitted under Delaware law. We also advance expenses to our directors in connection with this indemnification.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table shows common stock ownership on April 1, 2020, except as otherwise noted, by:

•	each person known to us who beneficially owned more than 5% of our common stock;

•	each of the named executive officers named in the 2019 Summary Compensation Table above;

•	each of our current directors and director nominees; and

•	all of our current executive officers and directors as a group.

The number of shares beneficially owned by each entity or person is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days of April 1, 2020 through the exercise of any stock option or other right. All unvested restricted stock awards are included in each holder’s beneficial ownership as holders are entitled to voting rights upon issuance of the restricted stock.  Percentage beneficially owned below is based on 17,506,453 shares of our common stock outstanding on April 1, 2020.

Unless otherwise indicated, the address for all persons named below is c/o CAI International, Inc., Steuart Tower, 1 Market Plaza, Suite 2400, San Francisco, CA 94105.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Class Beneficially Owned
Beneficial Owners of 5% or More of our Common Stock:
Park West Asset Management LLC(1)	1,522,328	8.7%
Wellington Management Group LLP(2)	1,466,500	8.4%
Dimensional Fund Advisors LP(3)	1,464,018	8.4%
Weiss Asset Management LP(4)	1,430,751	8.2%
Wellington Trust Company, N.A.(5)	1,344,896	7.7%
BlackRock, Inc.(6)	1,238,616	7.1%
Aristotle Capital Boston, LLC(7)	1,132,235	6.5%
Mangrove Partners Master Fund, Ltd(8)	1,101,173	6.3%
Andrew S. Ogawa(9)	1,076,367	6.1%

Named Executive Officers, Directors and Director Nominees:
Victor M. Garcia(10)	311,332	1.8%
Kathryn G. Jackson(11)	14,353	*
Andrew S. Ogawa(9)	1,076,367	6.1%
David G. Remington(12)	64,738	*
Gary M. Sawka(13)	93,321	*
John H. Williford(14)	13,687	*
Timothy B. Page(15)	40,461	*
Camille G. Cutino(16)	19,829	*
Daniel J. Hallahan(17)	38,160	*
All directors and executive officers as a group (9 persons)(18)	1,672,248	9.6%

*	Less than 1%.

(1)	Based solely on a Schedule 13G/A filed with the SEC on February 14, 2020. The address for Park West Asset Management LLC is 900 Larkspur Landing Circle, Suite 165, Larkspur, California 94939.

(2)	Based solely on a Schedule 13G/A filed with the SEC on January 27, 2020. The address of Wellington Management Group LLP is 280 Congress Street, Boston, Massachusetts 02210.

(3)	Based solely on a Schedule 13G/A filed with the SEC on February 12, 2020. The address for Dimensional Fund Advisors LP is Building One, 6300 Bee Cave Road, Austin, Texas 78746.

(4)	Based solely on a Schedule 13D/A filed with the SEC on February 3, 2020. The address of Weiss Asset Management LLP is c/o Georgiy Nikitin, 222 Berkeley St., 16th Floor, Boston, Massachusetts 02116.

(5)
Based solely on a Schedule 13G/A filed with the SEC on January 29, 2020.  The address for Wellington Trust Company, N.A. is c/o Wellington Management Company LLP, 280 Congress Street, Boston, Massachusetts 02210.

(6)	Based solely on a Schedule 13G/A filed with the SEC on February 5, 2020. The address of BlackRock, Inc. is 55 East 52nd Street, New York, New York 10055.

(7)	Based solely on a 13G filed with the SEC on February 14, 2020. The address of Aristotle Capital Boston, LLC is One Federal Street, 36th Floor, Boston, Massachusetts 02110.

(8)
Based solely on a Schedule 13G/A filed with the SEC on February 7, 2020. The address for Mangrove Partners Master Fund, Ltd is c/o Maples Corporate Services, Ltd., PO Box 309, Ugland House, South Church Street, George Town, Grand Cayman, Cayman Islands KY1-1104.

(9)
Mr. Ogawa beneficially owns 105,634 shares of our common stock in his own name, which includes 6,564 shares of restricted stock. Mr. Ogawa also beneficially owns (i) 712,433 shares held by the Mr. Ogawa as executor of the estate of Hiromitsu Ogawa and (ii) 258,300 shares held by the Andrew S. Ogawa GST Trust, of which Mr. Ogawa is the trustee.

(10)	Includes 240,152 shares issuable upon exercise of options that are exercisable within 60 days of April 1, 2020.

(11)	Includes 6,564 shares of restricted stock.

(12)	Includes 48,400 shares issuable upon exercise of options that are exercisable within 60 days of April 1, 2020 and 7,877 shares of restricted stock.

(13)	Includes 80,000 shares issuable upon exercise of options that are exercisable within 60 days of April 1, 2020 and 6,564 shares of restricted stock.

(14)	Includes 6,564 shares of restricted stock.

(15)	Includes 36,750 shares issuable upon exercise of options that are exercisable within 60 days of April 1, 2020.

(16)	Includes 11,084 shares issuable upon exercise of options that are exercisable within 60 days of April 1, 2020 and 750 shares of restricted stock.

(17)	Includes 13,001 shares issuable upon exercise of options that are exercisable within 60 days of April 1, 2020.

(18)
Includes 429,387 shares that executive officers and directors as a group have the right to acquire within 60 days of April 1, 2020 through the exercise of options, and 34,883 shares of restricted stock.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans in effect as of December 31, 2019:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)(1)
Equity compensation plans approved by securityholders(1)	646,946	$16.96	1,794,961
Equity compensation plans not approved by securityholders	—	—	—
Total	646,946	$16.96	1,794,961

(1)
Shares available for issuance under the 2019 Plan can be granted pursuant to stock options, SARs, restricted stock or units, performance units, performance shares and any other stock-based awards selected by the plan administrator.  Includes 250,000 shares available for issuance under our 2019 Employee Stock Purchase Plan.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Person Transactions

There were no material related person transactions in 2019 to report in this Amendment No. 1 pursuant to SEC rules and regulations.

Policies and Procedures for Approving Transactions with Related Persons

Our Code of Business Conduct and Ethics, which applies to all our directors, officers, employees and agents, provides information concerning any related person transaction or other conflict of interest should be given to the Audit Committee Chairperson for review.  Our Audit Committee reviews and approves any related person transactions.  In addition, in accordance with the Audit Committee Charter, our Audit Committee, in executing the responsibilities delegated to it, reviews a summary of CAI’s transactions with its directors and officers and with firms that employ our directors, as well as any other material related person transactions, periodically, but no less frequently than annually.  The Audit Committee consists entirely of disinterested, non-employee directors.  A copy of our Code of Business Conduct and Ethics is available in the “Documents & Charters” portion of the Investors section of our website at www.capps.com.

Board Independence

The Board has reviewed the relationships between CAI and each of its directors.  The Board has determined that none of our current directors, except Victor M. Garcia, our President and Chief Executive Officer, has a material relationship with us (either directly, through a family member or as a partner, officer or stockholder of any organization that has a relationship with us), and each director, other than Mr. Garcia, is independent within the meaning of our director independence standards, which reflect the NYSE director independence standards and listing requirements. Our independence standards are available in the “Documents & Charters” portion of the Investors section of our website at www.capps.com.

ITEM 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm Fees and Services

The following table summarizes the fees billed by KPMG LLP for professional services rendered to us for the fiscal years ended December 31, 2018 and 2019.

Services Rendered	2018	2019
Audit Fees (1)	$1,005,250	$1,061,500
Audit-Related Fees (2)	314,000	28,000
Tax Fees (3)	9,800	11,700
Total Fees	$1,329,050	$1,101,200

(1)
Audit Fees consist of fees for professional services rendered for the audit of our 2018 and 2019 consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by KPMG LLP in connection with regulatory filings.

(2)
Audit-Related Fees consist of fees billed for assurance and related services, including comfort letters for public offerings and services associated with compliance reporting for our asset-backed securities.

(3)	Tax Fees consist of fees billed for professional services rendered in 2018 and 2019 for tax compliance relating to our domestic and foreign subsidiaries.

Pre-Approval Policy and Procedures

The Audit Committee pre-approves all audit and permissible audit-related and non-audit services provided to the Company by our independent registered public accounting firm and the associated fees for these services.  Requests to provide services requiring pre-approval by the Audit Committee are submitted to the Audit Committee with a description of the services to be provided and an estimate of the fees to be charged in connection with such services. All engagements must be separately pre-approved by the Audit Committee.  All services and fees for 2018 and 2019 were pre-approved by the Audit Committee.  Engagements must be separately pre-approved by the Audit Committee.

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements.

The following financial statements were included in Item 8 of the Original Filing and the page numbers set forth below correspond to page numbers in the Original Filing:

(a)(2)	Financial Statement Schedules.

The following financial statement schedule for the Company was filed as part of the Original Filing and the page number set forth below corresponds to page number in the Original Filing:

Schedule II—Valuation Accounts	93

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Consolidated Financial Statements or notes thereto.

(a)(3)	List of Exhibits.

The exhibits set forth on the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Amendment No. 1.	30

EXHIBIT INDEX

Exhibit No.	Description

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

21.1#	Subsidiaries of CAI International, Inc.

23.1#	Consent of KPMG LLP.

31.1#	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2#	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

31.3##	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.4##	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32.1†	Certification of Chief Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101#
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

#	Previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 5, 2020.
##	Filed herewith.
†	Previously furnished with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 5, 2020.
*	Management contract or compensatory plan.
‡‡	Confidential treatment granted as to portions of this exhibit. Confidential information has been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of April, 2020.

CAI INTERNATIONAL, INC.

By:	/s/ VICTOR M. GARCIA
Victor M. Garcia
President and Chief Executive Officer, Director
(Principal Executive Officer)

By:	/s/ TIMOTHY B. PAGE
Timothy B. Page
Chief Financial Officer
(Principal Financial and Accounting Officer)