Form 10-Q
period 2020-03-31
CAI International, Inc.
filed 2020-05-05
CIK 1388430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2020

or

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

CAI INTERNATIONAL, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business, operations, growth strategy and service development efforts. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words “may,” “might,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (SEC) on March 5, 2020, this Quarterly Report on Form 10-Q and our other reports filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our other filings with the SEC.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAI INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

(UNAUDITED)

	March 31,	December 31,
	2020	2019
Assets
Current assets
Cash	$87,727	$19,870
Cash held by variable interest entities	21,016	26,594
Accounts receivable, net of allowance for doubtful accounts of $6,877 and
$8,171 at March 31, 2020 and December 31, 2019, respectively	86,177	88,452
Current portion of net investment in finance leases	75,730	71,274
Prepaid expenses and other current assets	9,638	10,228
Total current assets	280,288	216,418
Restricted cash	25,799	26,775
Rental equipment, net of accumulated depreciation of $640,118 and
$620,990 at March 31, 2020 and December 31, 2019, respectively	2,035,342	2,102,839
Net investment in finance leases	479,276	496,094
Financing receivable	29,739	30,693
Goodwill	15,794	15,794
Intangible assets, net of accumulated amortization of $5,624 and
$5,221 at March 31, 2020 and December 31, 2019, respectively	3,720	4,123
Other non-current assets	8,520	9,029
Total assets (1)	$2,878,478	$2,901,765

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$8,928	$7,291
Accrued expenses and other current liabilities	26,180	30,479
Unearned revenue	6,478	6,405
Current portion of debt	216,519	218,094
Rental equipment payable	4,596	25,137
Total current liabilities	262,701	287,406
Debt	1,888,634	1,880,122
Deferred income tax liability	31,872	35,376
Other non-current liabilities	5,124	5,621
Total liabilities (2)	2,188,331	2,208,525

Stockholders' equity
Preferred stock, par value $0.0001 per share; authorized 10,000,000
8.50% Series A fixed-to-floating rate cumulative redeemable perpetual preferred stock, issued and
outstanding 2,199,610 shares, at liquidation preference	54,990	54,990
8.50% Series B fixed-to-floating rate cumulative redeemable perpetual preferred stock, issued and
outstanding 1,955,000 shares, at liquidation preference	48,875	48,875
Common stock, par value $0.0001 per share; authorized 84,000,000 shares; issued and outstanding
17,506,453 and 17,479,127 shares at March 31, 2020 and December 31, 2019, respectively	2	2
Additional paid-in capital	103,290	102,709
Accumulated other comprehensive loss	(6,767)	(6,630)
Retained earnings	489,757	493,294
Total stockholders' equity	690,147	693,240
Total liabilities and stockholders' equity	$2,878,478	$2,901,765

(1)

Total assets at March 31, 2020 and December 31, 2019 include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash, $21,016 and $26,594; Net investment in direct finance leases, $4,614 and $4,790; and Rental equipment, net of accumulated depreciation, $98,758, and $101,907, respectively.

(2)

Total liabilities at March 31, 2020 and December 31, 2019 include the following VIE liabilities for which the VIE creditors do not have recourse to CAI International, Inc.: Current portion of debt, $25,906 and $26,931;  Debt, $91,501 and $100,849, respectively.

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Revenue
Container lease revenue	$69,113	$75,511
Rail lease revenue	5,803	7,881
Logistics revenue	30,106	27,716
Total revenue	105,022	111,108

Operating expenses
Depreciation of rental equipment	27,048	31,784
Impairment of rental equipment	19,167	-
Storage, handling and other expenses	5,748	5,120
Logistics transportation costs	26,815	24,519
Gain on sale of rental equipment	(1,614)	(8,832)
Administrative expenses	11,826	14,396
Total operating expenses	88,990	66,987

Operating income	16,032	44,121

Other expenses
Net interest expense	20,376	23,850
Other expense	246	38
Total other expenses	20,622	23,888

(Loss) income before income taxes	(4,590)	20,233
Income tax (benefit) expense	(3,260)	1,659

Net (loss) income	(1,330)	18,574
Preferred stock dividends	2,207	2,207
Net (loss) income attributable to CAI common stockholders	$(3,537)	$16,367

Net (loss) income per share attributable to CAI
common stockholders
Basic	$(0.20)	$0.88
Diluted	$(0.20)	$0.87

Weighted average shares outstanding
Basic	17,433	18,555
Diluted	17,433	18,870

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019

Net (loss) income	$(1,330)	$18,574
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(137)	(81)
Comprehensive (loss) income before preferred stock dividends	(1,467)	18,493
Dividends on preferred stock	(2,207)	(2,207)
Comprehensive (loss) income available to CAI
common stockholders	$(3,674)	$16,286

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balances as of December 31, 2019	4,155	$103,865	17,479	$2	$102,709	$(6,630)	$493,294	$693,240
Net loss	-	-	-	-	-	-	(1,330)	(1,330)
Preferred stock dividends, $0.53125/share	-	-	-	-	-	-	(2,207)	(2,207)
Foreign currency translation adjustment	-	-	-	-	-	(137)	-	(137)
Exercise of stock options	-	-	8	-	113	-	-	113
Stock-based compensation, net of taxes	-	-	19	-	468	-	-	468
Balances as of March 31, 2020	4,155	$103,865	17,506	$2	$103,290	$(6,767)	$489,757	$690,147

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balances as of December 31, 2018	4,155	$103,865	18,764	$2	$132,666	$(6,513)	$471,112	$701,132
Net income	-	-	-	-	-	-	18,574	18,574
Preferred stock dividends, $0.53125/share	-	-	-	-	-	-	(2,207)	(2,207)
Foreign currency translation adjustment	-	-	-	-	-	(81)	-	(81)
Repurchase of common stock	-	-	(595)	-	(13,946)	-	-	(13,946)
Exercise of stock options	-	-	27	-	107	-	-	107
Stock-based compensation, net of taxes	-	-	12	-	730	-	-	730
Balances as of March 31, 2019	4,155	$103,865	18,208	$2	$119,557	$(6,594)	$487,479	$704,309

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(1,330)	$18,574
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	27,314	31,839
Impairment of rental equipment	19,167	-
Amortization of debt issuance costs	988	1,202
Amortization of intangible assets	403	403
Stock-based compensation expense	874	839
Unrealized loss on foreign exchange	220	26
Gain on sale of rental equipment	(1,614)	(8,832)
Deferred income taxes	(3,504)	630
Bad debt (recovery) expense	(1,076)	738
Changes in other operating assets and liabilities:
Accounts receivable	4,409	1,158
Prepaid expenses and other assets	830	(1,132)
Net investment in finance leases	17,113	16,442
Accounts payable, accrued expenses and other liabilities	(3,231)	(5,520)
Unearned revenue	(438)	(2,038)
Net cash provided by operating activities	60,125	54,329
Cash flows from investing activities
Purchase of rental equipment	(27,500)	(141,212)
Proceeds from sale of rental equipment	24,576	180,331
Receipt of principal payments from financing receivable	325	-
Purchase of furniture, fixtures and equipment	(310)	(50)
Net cash (used in) provided by investing activities	(2,909)	39,069
Cash flows from financing activities
Proceeds from debt	110,000	306,582
Principal payments on debt	(103,742)	(382,847)
Debt issuance costs	-	(419)
Repurchase of common stock	-	(13,946)
Dividends paid to preferred stockholders	(2,207)	(2,207)
Exercise of stock options	113	107
Net cash provided by (used in) financing activities	4,164	(92,730)
Effect on cash of foreign currency translation	(77)	238
Net increase in cash and restricted cash	61,303	906
Cash and restricted cash at beginning of the period (1)	73,239	75,983
Cash and restricted cash at end of the period (2)	$134,542	$76,889

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$111	$91
Interest	19,736	22,544

Supplemental disclosure of non-cash investing and financing activity
Transfer of rental equipment to finance lease	$5,760	$8,349
Rental equipment payable	4,596	56,221

(1)	Includes cash of $19,870 and $20,104, cash held by variable interest entities of $26,594 and $25,211, and restricted cash of $26,775 and $30,668 at December 31, 2019 and 2018, respectively.
(2)	Includes cash of $87,727 and $20,128, cash held by variable interest entities of $21,016 and $27,058, and restricted cash of $25,799 and $29,703 at March 31, 2020 and 2019, respectively.

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Description of Business and Significant Accounting Policies

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2020 and December 31, 2019, the Company’s results of operations for the three months ended March 31, 2020 and 2019, and the Company’s cash flows for the three months ended March 31, 2020 and 2019. Certain reclassifications have been made to prior year financial statements to conform to the current presentation. The results of operations and cash flows for the periods presented are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2020 or in any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 5, 2020.

Due to market conditions, the Company decided during the three months ended March 31, 2020 to terminate the sale process for its rail business. As a result, the railcar assets have been reclassified as held for use as of March 31, 2020 and the rail business reclassified as a continuing operation. All prior periods presented in the unaudited consolidated financial statements have been restated to reflect the reclassification. See Note 3 – Rental Equipment for further information over the reclassification of the railcar assets as held for use.

Concentration of Credit Risk

The Company’s equipment leases and trade receivables subject it to potential credit risk. The Company extends credit to its customers based upon an evaluation of each customer’s financial condition and credit history. Evaluations of the financial condition and associated credit risk of customers are performed an on ongoing basis. The Company’s largest customer accounted for 13% of the Company’s total billings during the three months ended March 31, 2020.

Accounting Policy Updates

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (ASU 2016-13) and subsequently issued amendments. The guidance affects the Company’s net investment in finance leases, financing receivable and accounts receivable for sales of rental equipment and logistics operations. Topic 326 requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectability. The Company adopted ASU 2016-13 effective January 1, 2020, using the modified retrospective method, which did not have a significant impact on the consolidated financial statements as credit losses are not expected to be significant based on historical loss trends, the financial condition of customers, and external market factors.

Allowance for credit losses – Net investment in finance leases and financing receivable

The allowance for credit losses on net investment in finance leases and financing receivable is estimated on a collective basis by internal customer rating (see Note 4 – Net investment in finance leases for descriptions of ratings). Expected credit losses for these financial assets are estimated using a loss-rate methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Except as described above, there were no changes to the Company’s accounting policies during the three months ended March 31, 2020. See Note 2 to the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 5, 2020, for a description of the Company’s significant accounting policies.

(2)  Consolidation of Variable Interest Entities

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

Managed Container Funds

The fees earned by the Company for arranging, managing and establishing container funds are commensurate with the level of effort required to provide those services, and the arrangements include only terms and conditions that are customarily present in arrangements for similar services. As such, the Company does not have a variable interest in the managed containers funds, and does not consolidate those funds. No container portfolios were sold to the funds during the three months ended March 31, 2020 and 2019.

Collateralized Financing Obligations

The Company has transferred containers to Japanese investor funds while concurrently entering into lease agreements for the same containers, under which the Company leases the containers back from the Japanese investors. The Company concluded these were financing transactions under which sale-leaseback accounting was not applicable.

The terms of the transactions with container funds under financing arrangements include options for the Company to purchase the containers from the funds at a fixed price. As a result of the residual interest resulting from the fixed price call option, the Company concluded that it may absorb a significant amount of the variability associated with the funds’ anticipated economic performance and, as a result, the Company has a variable interest in the funds. The funds are considered VIEs under FASB ASC Topic 810, Consolidation, because, as lessee of the funds, the Company has the power to direct the activities that most significantly impact each entity’s economic performance, including the leasing and managing of containers owned by the funds. As the Company has the power to direct the activities that most significantly impact the economic performance of the VIEs and the variable interest provides the Company with the right to receive benefits from the entity that could potentially be significant to the funds, the Company determined that it is the primary beneficiary of these VIEs and included the VIEs’ assets and liabilities as of March 31, 2020 and December 31, 2019, and the results of the VIEs’ operations and cash flows for the three months ended March 31, 2020 and 2019, in the Company’s consolidated financial statements.

The containers that were transferred to the Japanese investor funds had a net book value of $103.4 million as of March 31, 2020. The container equipment, together with $21.0 million of cash held by the investor funds that can only be used to settle the liabilities of the VIEs, has been included on the Company’s consolidated balance sheets with the related liability presented in the debt section of the Company’s consolidated balance sheets as collateralized financing obligations of $82.2 million and term loans held by VIE of $35.2 million.  No gain or loss was recognized by the Company on the initial consolidation of the VIEs. No containers were sold to the Japanese investor during the three months ended March 31, 2020. Containers sold to the Japanese investor funds during the three months ended March 31, 2019 had a net book value of $65.0 million.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3)  Rental Equipment

The following table provides a summary of the Company’s rental equipment (in thousands):

	March 31,	December 31,
	2020	2019
Dry containers	$1,881,637	$1,902,471
Refrigerated containers	277,013	282,155
Other specialized equipment	221,935	224,924
Railcars	294,875	314,279
	2,675,460	2,723,829
Accumulated depreciation	(640,118)	(620,990)
Rental equipment, net of accumulated depreciation	$2,035,342	$2,102,839

Impairment of railcar assets

During the three months ended March 31, 2020, an impairment charge of $19.2 million was recognized to reduce the book value of the railcar portfolio, on an individual basis, to the lower of its net book value had the assets not been classified as held for sale, or its estimated fair value at the date when the decision was made not to sell the assets of the railcar business. To assist in the Company’s assessment of fair value, a third-party appraisal was carried out on the railcar fleet using a combination of cost and market approaches.   The cost approach utilizes the current replacement cost for a particular car type and calculates an estimated depreciation based on a railcar having a 40-year life and residual value being 10% of the estimated purchase price. The market approach estimates value based on recent market transactions involving similar railcars. The railcars were classified within Level 3 of the fair value hierarchy.

(4)  Leases

The Company leases its rental equipment on either short-term operating leases through master lease agreements, long-term non-cancelable operating leases, or finance leases. The following table summarizes the components of lease revenue (in thousands):

	Three Months Ended March 31,
	2020	2019
Lease revenue - operating leases	$60,399	$69,197
Interest income on finance leases	11,623	11,390
Other revenue	2,217	2,805
Interest income on financing receivable	677	-
Total lease revenue	$74,916	$83,392

Net investment in finance leases

The following table represents the components of the Company’s net investment in finance leases (in thousands):

	March 31,	December 31,
	2020	2019
Gross finance lease receivables (1)	$783,471	$806,019
Unearned income (2)	(228,420)	(238,651)
Net investment in finance leases	555,051	567,368
Allowance for credit losses	(45)	-
Net investment in finance leases, net of allowance for credit losses	$555,006	$567,368

(1)At the inception of the lease, the Company records the total minimum lease payments, executory costs, if any, and unguaranteed residual value as gross finance lease receivables. The gross finance lease receivables are reduced as customer payments are received. There was $74.3 million of unguaranteed residual value at March 31, 2020 and December 31, 2019, respectively, included in gross finance lease receivables. There were no executory costs included in gross finance lease receivables as of March 31, 2020 and December 31, 2019.

(2)The difference between the gross finance lease receivables and the cost of the equipment or carrying amount at the lease inception is recorded as unearned income. Unearned income, together with initial direct costs, are amortized to income over the lease term so as to produce a constant periodic rate of return. There were no unamortized initial direct costs as of March 31, 2020 and December 31, 2019.

(3)One major customer represented 65% of the Company’s finance lease portfolio as of March 31, 2020 and December 31, 2019.  No other customer represented more than 10% of the Company’s finance lease portfolio in each of those periods.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Contractual maturities of the Company's gross finance lease receivables subsequent to March 31, 2020 for the years ending March 31 are as follows (in thousands):

2021	$116,727
2022	109,491
2023	105,485
2024	85,857
2025	60,034
2026 and thereafter	305,877
$783,471

Financing receivable

During 2019, the Company purchased containers and leased back the containers to the seller-lessees through finance leaseback arrangements. As control of the equipment was retained by the customers, the Company concluded that sale-leaseback accounting was not applicable and treated the arrangements as financing transactions. The Company recorded a financing receivable in the amount paid for the containers. Payments made by the seller-lessee are recorded as a reduction to the financing receivable and as interest income, calculated using the effective interest method.

The following table summarizes the components of the Company’s financing receivable (in thousands):

	March 31,	December 31,
	2020	2019
Gross financing receivable	$43,957	$45,530
Unearned income	(10,434)	(11,111)
	33,523	34,419
Allowance for credit losses	(1)	-
Total financing receivable	$33,522	$34,419
Amounts due within one year (1)	3,783	3,726
Amounts due beyond one year (2)	29,739	30,693
Total financing receivable	$33,522	$34,419

(1)Included in prepaid expenses and other current assets in the consolidated balance sheets.

(2)Included in financing receivable in the consolidated balance sheets.

Credit quality information

In order to estimate the allowance for losses contained in net investment in finance leases and financing receivable, the Company reviews the credit worthiness of its customers on an ongoing basis. The review includes monitoring credit quality indicators, historical credit loss activity, current market and economic conditions, and reasonable and supportable forecasts.

The Company uses the following definitions for risk ratings:

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

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of March 31, 2020 and December 31, 2019, based on the most recent analysis performed, the risk category of the Company’s net investment in finance leases and financing receivable, based on year of origination is as follows (in thousands):

March 31, 2020	2020	2019	2018	2017	2016	Prior	Total
Net investment in finance leases
Tier 1	$2,880	$59,580	$248,821	$171,092	$7,200	$1,654	$491,227
Tier 2	2,012	31,521	14,473	7,092	2,320	6,406	63,824
Tier 3	-	-	-	-	-	-	-
Total net investment in finance leases	$4,892	$91,101	$263,294	$178,184	$9,520	$8,060	$555,051

Financing receivable
Tier 1	$-	$32,830	$-	$-	$-	$-	$32,830
Tier 2	-	693	-	-	-	-	693
Tier 3	-	-	-	-	-	-	-
Total financing receivable	$-	$33,523	$-	$-	$-	$-	$33,523

	Net investment in	Financing
December 31, 2019	finance leases	receivable
Tier 1	$502,265	$33,694
Tier 2	65,103	725
Tier 3	-	-
	$567,368	$34,419

(5)  Intangible Assets

The Company’s intangible assets as of March 31, 2020 and December 31, 2019 consist of customer relationships. The following table summarizes the estimated future amortization expense as of March 31, 2020 (in thousands):

2021	$1,609
2022	1,231
2023	474
2024	406
Total intangible assets	$3,720

Amortization expense related to intangible assets was $0.4 million for both the three months ended March 31, 2020 and 2019 and was included in administrative expenses in the consolidated statements of operations.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)  Debt

Details of the Company’s debt as of March 31, 2020 and December 31, 2019 were as follows (dollars in thousands):

	March 31, 2020			December 31, 2019
	Outstanding		Average	Outstanding		Average
	Current	Long-term	Interest	Current	Long-term	Interest	Maturity

Revolving credit	$-	$682,000	2.4%	$-	$624,000	3.3%	June 2023
Revolving credit facility - Rail	-	137,500	2.4%	-	137,500	3.3%	October 2023
Revolving credit facility - Euro	21,122	-	2.0%	21,537	-	2.0%	September 2020
Term loan	1,800	25,050	3.9%	1,800	25,500	3.9%	April 2023
Term loan	7,000	66,750	2.7%	7,000	68,500	3.5%	June 2021
Term loan	14,967	-	3.4%	15,284	-	3.4%	December 2020
Term loan	3,043	36,864	3.6%	3,016	37,635	3.6%	August 2021
Term loan	6,000	85,000	4.6%	6,000	86,500	4.6%	October 2023
Senior secured notes	6,110	43,610	4.9%	6,110	46,665	4.9%	September 2022
Asset-backed notes 2012-1	17,100	27,075	3.5%	17,100	31,350	3.5%	October 2027
Asset-backed notes 2013-1	22,900	45,800	3.4%	22,900	51,525	3.4%	March 2028
Asset-backed notes 2017-1	25,307	158,169	3.7%	25,307	164,496	3.7%	June 2042
Asset-backed notes 2018-1	34,890	241,323	4.0%	34,890	250,045	4.0%	February 2043
Asset-backed notes 2018-2	34,350	257,625	4.4%	34,350	266,213	4.4%	September 2043
Collateralized financing obligations	20,595	61,617	1.6%	21,681	69,615	1.5%	February 2026
Term loans held by VIE	5,311	29,884	4.2%	5,250	31,234	4.2%	February 2026
	220,495	1,898,267		222,225	1,890,778
Debt issuance costs	(3,976)	(9,633)		(4,131)	(10,656)
Total Debt	$216,519	$1,888,634		$218,094	$1,880,122

The Company maintains its revolving credit facilities to finance the acquisition of rental equipment and for general working capital purposes. As of March 31, 2020, the Company had $536.8 million in total availability under its revolving credit facilities (net of $0.1 million in letters of credit), subject to the Company’s ability to meet the collateral requirements under the agreements governing the facilities. Based on the borrowing base and collateral requirements at March 31, 2020, the borrowing availability under the Company’s revolving credit facilities was $41.0 million, assuming no additional contributions of assets.

The agreements relating to all of the Company’s debt contain various financial and other covenants. As of March 31, 2020, the Company was in compliance with all of its financial and other covenants.

For further information on the Company’s debt instruments, see Note 10 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 5, 2020.

To provide additional liquidity and enhance its financial flexibility in response to recent global economic uncertainty and financial market volatility caused by the COVID-19 pandemic, the Company drew down $70 million from its revolving credit facility as a precautionary measure in March 2020.

On April 27, 2020, the Company repaid in full the outstanding debt associated with the asset-backed notes 2012-1 and 2013-1.

(7)  Stock–Based Compensation Plan

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

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the Company’s stock option activities for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Options outstanding at January 1	646,946	$16.96	850,167	$16.46
Options exercised	(7,750)	$14.54	(46,917)	$14.04
Options outstanding at March 31	639,196	$16.98	803,250	$16.60
Options exercisable	584,652	$17.25	642,762	$17.47
Weighted average remaining term	5.2 years		5.5 years

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2020 and 2019 was $0.1 million and $0.5 million, respectively. The aggregate intrinsic value of all options outstanding as of March 31, 2020 was $1.0 million based on the closing price of the Company’s common stock of $14.14 per share on March 31, 2020, the last trading day of the quarter.

The Company recognized stock-based compensation expense relating to stock options of $0.2 million for both the three months ended March 31, 2020 and 2019. As of March 31, 2020, the remaining unamortized stock-based compensation cost relating to stock options granted to the Company’s employees and independent directors was approximately $0.4 million, which is to be recognized over the remaining weighted average vesting period of approximately 0.7 years.

The Company did not grant any stock options during the three months ended March 31, 2020 and 2019.

Restricted Stock and Performance Stock

The Company grants restricted stock units to certain employees and restricted stock awards to independent directors from time to time pursuant to the 2019 Plan. Restricted stock granted to employees has a vesting period of four years; 25% vesting on each anniversary of the grant date. Restricted stock granted to independent directors vests in one year. The Company recognizes the compensation cost associated with restricted stock over the vesting period based on the closing price of the Company’s common stock on the date of grant.

The Company grants performance stock units to certain executives and other key employees. The performance stock vests at the end of a 3-year performance cycle if certain financial performance targets are met. The Company recognizes compensation cost associated with the performance stock ratably over the 3-year term when it is considered probable that performance targets will be met. Compensation cost is based on the closing price of the Company’s common stock on the date of grant.

The following table summarizes the activity of restricted stock and performance stock under the 2019 Plan:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2019	281,736	$23.18
Granted	94,497	$28.63
Vested	(44,046)	$22.59
Outstanding at March 31, 2020	332,187	$24.81

The Company recognized stock-based compensation expense relating to restricted stock and performance stock of $0.7 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, unamortized stock-based compensation expense relating to restricted stock and performance stock was $5.8 million, which will be recognized over the remaining average vesting period of 2.1  years.

Stock-based compensation expense is recorded as a component of administrative expenses in the Company’s consolidated statements of operations with a corresponding credit to additional paid-in capital in the Company’s consolidated balance sheets.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Employee Stock Purchase Plan

In June 2019, the Company’s stockholders approved the CAI International, Inc. 2019 Employee Stock Purchase Plan (ESPP). The ESPP provides a means by which eligible employees may be given an opportunity to purchase shares of the Company’s common stock at a discount using payroll deductions. The ESPP authorizes the issuance of up to 250,000 shares of the Company’s common stock. The first offering period under the ESPP commenced in December 2019. No shares were issued under the ESPP during the three months ended March 31, 2020. The Company recognized stock-based compensation expense relating to the ESPP of less than $0.1 million for the three months ended March 31, 2020.

(8)  Income Taxes

The consolidated income tax expense for the three months ended March 31, 2020 and 2019, was determined based upon estimates of the Company’s consolidated annual effective income tax rate for the years ending December 31, 2020 and 2019, respectively. The difference between the consolidated annual effective income tax rate and the U.S. federal statutory rate is primarily attributable to foreign income taxes, state income taxes and the effect of certain permanent differences.

The Company’s estimated effective tax rate before discrete items was 9.1% at March 31, 2020, compared to an effective tax rate of 8.2% at March 31, 2019. Discrete items during the three months ended March 31, 2020 primarily related to the impairment of railcar assets (Note 3) charge of $19.2 million, which resulted in a tax benefit of $4.5 million.

The Company accounts for uncertain tax positions based on an evaluation as to whether it is more likely than not that a position will be sustained on audit, including resolution of any related appeals or litigation processes. This evaluation is based on all available evidence and assumes that the appropriate tax authorities have full knowledge of all relevant information concerning the tax position. Once it has been determined that a tax position is more likely than not to be sustained on its technical merits, the tax benefit recognized is based on the largest amount that is greater than 50% likely of being realized upon ultimate settlement. As of March 31, 2020, the Company had unrecognized tax benefits of $0.3 million, which if recognized, would reduce the Company’s effective tax rate. Total accrued interest relating to unrecognized tax benefits was $0.1 million as of March 31, 2020. The Company does not believe the total amount of unrecognized tax benefits as of March 31, 2020 will change for the remainder of 2020.

(9)  Fair Value of Financial Instruments

Fair value represents the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses the following fair value hierarchy when selecting inputs for its valuation techniques, with highest priority given to Level 1:

•	Level 1 – quoted prices (unadjusted) in active markets for identical assets or liabilities;
•	Level 2 – inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and
•

Level 3 – unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The carrying amounts of cash, restricted cash, accounts receivable and accounts payable reflected in the balance sheets as of March 31, 2020 and December 31, 2019, approximate their fair value due to the short-term nature of these financial assets and liabilities. The carrying value of variable-rate debt in the balance sheets as of March 31, 2020 and December 31, 2019 approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.

The principal balance of the Company’s asset-backed notes and collateralized financing obligations was $864.5 million and $82.2 million as of March 31, 2020, with a fair value of approximately $836.8 million and $83.3 million, respectively, based on the fair value of estimated future payments calculated using prevailing interest rates. The fair value of these financial instruments would be categorized as Level 2 in the fair value hierarchy. The principal balance of the Company’s fixed-rate term loans, asset-backed notes and collateralized financing obligations was $148.4 million, $898.2 million and $91.3 million as of December 31, 2019, with a fair value of approximately $151.0 million, $911.0 million and $93.0 million, respectively. Management believes that the balances of the Company’s senior secured notes of $49.7 million and $52.8 million, term loans held by VIE of $35.2 million and $36.5 million, and financing receivable of $33.5 million and $34.4 million as of March 31, 2020 and December 31, 2019, respectively, and the fixed-rate term loans of $145.9 million as of March 31, 2020, approximate their fair values. The fair value of these financial instruments would be categorized as Level 2 in the fair value hierarchy.

(10)  Commitments and Contingencies

In addition to its debt obligations described in Note 6 above, the Company had commitments to purchase approximately $3.8 million of containers as of March 31, 2020, all in the twelve months ending March 31, 2021.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(11)  Stockholders’ Equity

Stock Repurchase Plan

In October 2018, the Company announced that the Board of Directors approved the repurchase of up to three million shares of its outstanding common stock. The number, price, structure and timing of the repurchases, if any, will be at the Company’s sole discretion and will be evaluated by the Company depending on prevailing market conditions, corporate needs, and other factors. The stock repurchases may be made in the open market, block trades or privately negotiated transactions. This stock repurchase program replaces any available prior share repurchase authorization and may be discontinued at any time. The Company did not repurchase any shares under this repurchase plan during the three months ended March 31, 2020.  As of March 31, 2020, approximately 1.0 million shares remained available for repurchase under this share repurchase program.

For further information on the Company’s shareholders’ equity, see Note 16 to the consolidated financial statements in the Company’ Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 5, 2020.

(12)  Related Parties

The Company is responsible for settling income tax liabilities of certain employees related to stock-based compensation. The Company is then reimbursed for those amounts by the employees. At March 31, 2020 and December 31, 2019, the Company had a liability of $1.2 million representing tax due to the UK tax authorities in respect of an officer of the Company. The Company also included in its balance sheets at March 31, 2020 and December 31, 2019 a current asset of $1.2 million, representing the amount that will be reimbursed to the Company by that officer.

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

The following tables show condensed segment information for the three months ended March 31, 2020 and 2019, reconciled to the Company’s income before income taxes as shown in its consolidated statements of operations for such periods (in thousands):

	Three Months Ended March 31, 2020
	Container Leasing	Rail Leasing	Logistics	Total
Total revenue	$69,113	$5,803	$30,106	$105,022
Total operating expenses	36,639	21,374	30,977	88,990
Operating income (loss)	32,474	(15,571)	(871)	16,032
Net interest and other expenses (income)	18,520	2,105	(3)	20,622
Income (loss) before income taxes	$13,954	$(17,676)	$(868)	$(4,590)
Purchase of rental equipment (1)	$27,500	$-	$-	$27,500

	Three Months Ended March 31, 2019
	Container Leasing	Rail Leasing	Logistics	Total
Total revenue	$75,511	$7,881	$27,716	$111,108
Total operating expenses (income)	38,409	(1,212)	29,790	66,987
Operating income (loss)	37,102	9,093	(2,074)	44,121
Net interest and other expenses (income)	19,947	3,945	(4)	23,888
Income (loss) before income taxes	$17,155	$5,148	$(2,070)	$20,233
Purchase of rental equipment (1)	$108,090	$33,122	$-	$141,212

(1)  Represents cash disbursements for purchasing of rental equipment as reflected in the consolidated statements of cash flows for the periods indicated.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The summary below presents total assets for the Company's segments as of the dates indicated (in thousands):

	March 31, 2020	December 31, 2019
Container leasing	$2,561,222	$2,565,828
Logistics (2)	42,917	42,478
Rail	274,339	293,459
Total assets	$2,878,478	$2,901,765

(2)  Includes goodwill of $15.8 million as of March 31, 2020 and December 31, 2019.

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

The following table represents the geographic allocation of revenue for the periods indicated based on customers’ primary domicile (in thousands):

	Three Months Ended March 31,
	2020	2019
United States	$37,145	$37,366
Switzerland	12,516	14,048
Singapore	9,850	10,034
Korea	9,239	9,870
France	7,630	8,933
Other Europe	15,240	15,199
Other Asia	12,587	15,308
Other International	815	350
Total revenue	$105,022	$111,108

(14)  Earnings Per Share

Basic net (loss) income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, potential common equivalent shares are excluded if their effect is anti-dilutive.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the reconciliation of basic and diluted net income per share for the three months ended March 31, 2020 and 2019 (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Numerator
Net (loss) income attributable to CAI common stockholders	$(3,537)	$16,367
Denominator
Weighted-average shares used in per share computation - basic	17,433	18,555
Effect of dilutive securities:
Stock options and restricted stock	-	315
Weighted-average shares used in per share computation - diluted	17,433	18,870

Net (loss) income per share attributable to CAI
common stockholders:
Basic	$(0.20)	$0.88
Diluted	$(0.20)	$0.87

Certain options, restricted stock and restricted stock units issued under employee benefits plans are excluded from the computation of diluted earnings per share because they were anti-dilutive. At March 31, 2020, all outstanding options, restricted stock and restricted stock units were excluded. At March 31, 2019,  128,969 shares of stock options, restricted stock and restricted stock units were excluded.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 5, 2020.  In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those contained in or implied by any forward-looking statements. The financial information included in this discussion and in our consolidated financial statements may not be indicative of our consolidated financial position, operating results, changes in equity and cash flows in the future. See “Special Note Regarding Forward-Looking Statements” included earlier in this Quarterly Report on Form 10-Q.

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

The following tables show the composition of our fleet as of March 31, 2020 and 2019, and our average utilization for the three months ended March 31, 2020 and 2019:

	As of March 31,
	2020	2019
Owned container fleet in TEUs	1,590,880	1,522,907
Managed container fleet in TEUs	66,721	72,363
Total container fleet in TEUs	1,657,601	1,595,270

Owned container fleet in CEUs	1,622,354	1,551,465
Managed container fleet in CEUs	82,705	65,872
Total container fleet in CEUs	1,705,059	1,617,337

Owned railcar fleet in units	5,459	5,609

	Three Months Ended March 31,
	2020	2019
Average container fleet utilization in CEUs	98.2%	98.9%
Average owned container fleet utilization in CEUs	98.4%	98.9%
Average railcar fleet utilization	85.1%	90.2%

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

Utilization of containers is computed by dividing the average total units on lease during the period in CEUs, by the average total CEUs in our container fleet during the period. Utilization of railcars is computed by dividing the average number of railcars on lease during the period by the average total number of railcars in our fleet during the period. In both cases, the total fleet excludes new units not yet leased and off-hire units designated for sale. If new units not yet leased are included in the total fleet, utilization would be 95.8% for both the total and owned container fleet, and 82.1% for the railcar fleet, for the three months ended March 31, 2020.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization (WHO) declared the outbreak of a novel coronavirus (COVID-19) as a global pandemic, which continues to spread throughout the United States and around the world. There are many uncertainties regarding the COVID-19 pandemic, including the anticipated duration of the pandemic, and the extent of local and worldwide social, political, and economic disruption it may cause.

In late January 2020, China implemented extensive work restrictions to control the outbreak, which led to a steep drop in exports from China. Work restrictions in China started to ease in March 2020, and export volumes from China have continued to increase since that time. However, the spread of COVID-19 to other parts of the world and the strong actions taken by many countries to reduce exposures have led to a sharp decrease in global economic activity during the beginning of the second quarter of 2020, which we expect to continue during 2020.  While the COVID-19 pandemic and the related global economic effects have not materially impacted our business, operations, or financial results to date, we do expect that the global economic impact will result in a decline in overall incremental demand for our services over the remainder of the year and elevates the risk of delayed payment or default by our customers. Moreover, it may have far-reaching impacts on many aspects of our operations, both directly through our ability to obtain cost effective financing and maintain equipment utilization, and indirectly through its impact on customers, equipment manufacturers, shippers, carriers, our employees, and the market generally, and the scope, severity and nature of these impacts continue to evolve.

Distress in the global economy, including trade volumes and a slowdown in global demand, could generally lead to lower per diem lease rates for our container and rail equipment, the overall value of our equipment, or our ability to continue to sell used containers. In addition, adverse effects on the economy as a whole could potentially reduce demand for our leased equipment and logistics services, and a prolonged slowdown in trade volumes due to the pandemic could also significantly increase the financial challenges facing our customers, which may lead to delays in payments of leases, defaults on obligations owed to us, and overall credit risk of our customers.

Worldwide financial markets have recently experienced periods of extraordinary disruption and volatility, which has been exacerbated by the COVID-19 pandemic. Any sustained disruption in the capital markets from the COVID-19 pandemic could negatively impact our ability to raise capital to fund additional container purchases or service our outstanding debt. We have implemented remote work arrangements and have restricted business travel effective mid-March 2020, and to date, these arrangements have not materially affected our ability to maintain our business operations, including the operation of financial reporting systems, internal control over financial reporting, and disclosure controls and procedures.

The extent to which the COVID-19 outbreak impacts our business and operations will depend on future developments that are highly uncertain and cannot be predicted. For additional information regarding the risk and uncertainties that we could encounter as a result of the COVID-19 pandemic and related global conditions, see “The continued spread of the COVID-19 pandemic may have a material adverse impact on our business, financial condition and results of operations” in Item 1A. “Risk Factors” in this Quarterly Reports on Form 10-Q.

Railcar assets

Due to market conditions, we decided during the three months ended March 31, 2020 to terminate the sale process for our rail business. As a result, the railcar assets have been reclassified as held for use as of March 31, 2020 and the rail business reclassified as a continuing operation. See Note 3 – Rental Equipment to the consolidated financial statements in this Quarterly Report on Form 10-Q for further information over the reclassification of the railcar assets as held for use.

Results of Operations - Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,		Change
	2020	2019	Amount	Percent
Total revenue	$105,022	$111,108	$(6,086)	(5)%
Operating expenses	88,990	66,987	22,003	33%
Total other expenses	20,622	23,888	(3,266)	(14)%
Net (loss) income attributable to CAI common stockholders	(3,537)	16,367	(19,904)	(122)%

The decrease in total revenue for the three months ended March 31, 2020 compared to the three months ended March 31, 2019,  was attributable to a $6.4 million, or 8%, decrease in container lease revenue and a $2.1 million, or 26%, decrease in rail lease revenue, partially offset by a $2.4 million, or 9%, increase in logistics revenue. The increase in operating expenses for the three months ended March 31, 2020 compared to the three months ended March 31, 2019,  was primarily the result of a $19.2 million impairment charge recorded in the current year related to our rail assets, a $7.2 million, or 82% decrease in gain on sale of rental equipment, a $2.3 million, or 9%, increase in logistics transportation costs, and a $0.6 million, or 12% increase in storage, handling and other expenses, partially offset by a $4.7 million, or 15%, decrease in depreciation expense and a $2.6 million, or 18% decrease in administrative expenses. Total other expenses for the three months ended March 31, 2020 decreased compared with the three months ended March 31, 2019, primarily due to a $3.5 million, or 15%, decrease in net interest expense. Total dividends of $2.2 million on our preferred stock were recorded in both the three months ended March 31, 2020 and 2019. The decrease in revenue and increase in operating expenses, partially offset by the decrease in total other expenses resulted in a decrease in net income attributable to CAI common stockholders for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, of $19.9 million.

Container lease revenue

	Three Months Ended March 31,		Change
($ in thousand)	2020	2019	Amount	Percent
Container lease revenue	$69,113	$75,511	$(6,398)	(8)%

The decrease in container lease revenue for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was mainly attributable to a $6.2 million decrease in rental revenue resulting from a 10% reduction in average owned container per diem rental rates and a $3.3 million decrease in rental revenue arising from a change to cash-based revenue recognition for a certain customer due to collectability issues, partially offset by a $3.5 million increase in rental revenue resulting from a 6% increase in the average number of CEUs of on-lease owned containers.

Rail lease revenue

	Three Months Ended March 31,		Change
($ in thousand)	2020	2019	Amount	Percent
Rail lease revenue	$5,803	$7,881	$(2,078)	(26)%

The decrease in rail lease revenue for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was mainly attributable to a 23% decrease in the average size of the railcar fleet as a result of the sale of 1,946 cars in February 2019.

Logistics revenue and gross margin

	Three Months Ended March 31,		Change
($ in thousand)	2020	2019	Amount	Percent
Logistics revenue	$30,106	$27,716	$2,390	9%
Logistics transportation costs	26,815	24,519	2,296	9%
Logistics gross margin	$3,291	$3,197	$94	3%

The increase in logistics revenue for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to an increase in volume, partially offset by a decrease in rates in our intermodal and truck brokerage operations.  The gross margin percentage fell from 11.5% for the three months ended March 31, 2019 to 10.9% for the three months ended March 31, 2020, due primarily to lower margins being achieved in our intermodal and truck brokerage operations.

Depreciation of rental equipment

	Three Months Ended March 31,		Change
($ in thousand)	2020	2019	Amount	Percent
Container leasing	$27,048	$28,413	$(1,365)	(5)%
Rail leasing	-	3,371	(3,371)	(100)%
	$27,048	$31,784	$(4,736)	(15)%

Container leasing

Depreciation expense for the three months ended March 31, 2020 decreased compared to the three months ended March 31, 2019. While there was  a 6% increase in the average size of our owned container fleet during the last twelve months,  18% of containers purchased during the same period were used, which depreciate at a lower rate or are already fully depreciated.

Rail leasing

There was no depreciation expense during the three months ended March 31, 2020 due to held for sale accounting for the railcar assets, which were classified as held for use during the three months ended March 31, 2019. See impairment of rental equipment below for further information.

Impairment of rental equipment

	Three Months Ended March 31,		Change
($ in thousand)	2020	2019	Amount	Percent
Rail leasing	$19,167	$-	$19,167	100%

An impairment charge of $19.2 million was recognized during the three months ended March 31, 2020 to reduce the book value of the railcar portfolio, on an individual basis, to the lower of its net book value had the assets not been classified as held for sale, or its estimated fair value at the date when the decision was made not to sell the assets of the railcar business. For additional information on the impairment, see Note 3 to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Storage, handling and other expenses

	Three Months Ended March 31,		Change
($ in thousand)	2020	2019	Amount	Percent
Container leasing	$4,429	$3,847	$582	15%
Rail leasing	1,319	1,224	95	8%
Logistics	-	49	(49)	(100)%
	$5,748	$5,120	$628	12%

Container leasing

The increase in storage, handling and other expenses for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily attributable to a  $0.7 million increase in storage, handling and repair expenses due to an increase in the average size of the off-lease fleet, partially offset by a $0.1 million decrease in container liability insurance.

Rail leasing

Storage, handling and other expenses for the three months ended March 31, 2020 remained relatively consistent with the three months ended March 31, 2019.

Gain on sale of rental equipment

	Three Months Ended March 31,		Change
($ in thousand)	2020	2019	Amount	Percent
Container leasing	$1,647	$1,442	$205	(14)%
Rail leasing	(33)	7,390	(7,423)	100%
	$1,614	$8,832	$(7,218)	82%

Container leasing

Gain on sale of rental equipment for the three months ended March 31, 2020 remained relatively consistent with the three months ended March 31, 2019.

Rail leasing

The decrease in gain on sale of rental equipment for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was mainly attributable to the sale of 1,946 railcars in February 2019 for a total gain of $7.0 million.

Administrative expenses

	Three Months Ended March 31,		Change
($ in thousand)	2020	2019	Amount	Percent
Container leasing	$6,809	$7,591	$(782)	(10)%
Rail leasing	855	1,582	(727)	(46)%
Logistics	4,162	5,223	(1,061)	(20)%
	$11,826	$14,396	$(2,570)	(18)%

Container leasing

The decrease in administrative expenses for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily attributable to a $0.6 million decrease in incentive-based compensation.

Rail leasing

The decrease in administrative expenses for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily attributable to a $0.3 million decrease in payroll-related costs, largely due to decreased incentive-based and stock-based compensation expenses and a decrease in allocated overhead costs resulting from the decrease in size of the railcar fleet between the two periods.

Logistics

The decrease in administrative expenses for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily attributable to a $1.0 million decrease in payroll-related costs between the two periods due to a reduction in headcount.

Other expenses

	Three Months Ended March 31,		Change
($ in thousand)	2020	2019	Amount	Percent
Net interest expense	$20,376	$23,850	$(3,474)	(15)%
Other expense	246	38	208	(547)%
	$20,622	$23,888	$(3,266)	(14)%

Net interest expense

The decrease in net interest expense for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was due primarily to a slight decrease in our average loan principal balance between the two periods, as we decreased acquisition activity for rental equipment, as well as a decrease in the average interest rate on our outstanding debt from approximately 3.9% as of March 31, 2019 to 3.3% as of March 31, 2020, caused primarily by a decrease in LIBOR.

Other expense

Other expense, representing a loss on foreign exchange of $0.2 million for the three months ended March 31, 2020,  increased from a loss of less than $0.1 million for the three months ended March 31, 2019, primarily as a result of movements in the U.S. Dollar exchange rate against the Euro.

Income tax expense

	Three Months Ended March 31,		Change
($ in thousand)	2020	2019	Amount	Percent
Income tax (benefit) expense	$(3,260)	$1,659	$(4,919)	(297)%

The decrease in income tax expense for the three months ended March 31, 2020 compared to three months ended March 31, 2019 was mainly attributable to a decrease in the estimated effective tax rate. The full-year estimated effective tax rate before discrete items was 9.1% at March 31, 2020, compared to an effective tax rate of 8.2% at March 31, 2019.  Discrete items during the three months ended March 31, 2020 primarily related to the impairment of railcar assets charge of $19.2 million, which resulted in a tax benefit of $4.5 million.  The increase in the estimated full-year effective tax rate before discrete items was primarily due to an increase in the amount of interest income generated by foreign direct finance leases subject to both foreign and U.S. income tax.

Preferred stock dividends

	Three Months Ended March 31,		Change
($ in thousand)	2020	2019	Amount	Percent
Preferred stock dividends	$2,207	$2,207	$-	-%

Preferred stock dividends for the three months ended March 31, 2020 remained consistent with the three months ended March 31, 2019.

Liquidity and Capital Resources

As of March 31, 2020, we had cash and cash equivalents of $134.5 million, including $21.0 million of cash held by variable interest entities (VIEs) and $25.8 million of restricted cash. Our principal sources of liquidity are cash in-flows provided by operating activities, proceeds from the sale of rental equipment, borrowings from financial institutions, and equity and debt offerings. Our cash in-flows are used to finance capital expenditures and meet debt service requirements.

As of March 31, 2020, our outstanding indebtedness and current maximum borrowing level was as follows (in thousands):

	Current	Current
	Amount	Maximum
	Outstanding	Borrowing Level
Revolving credit facilities	$840,622	$1,377,503
Term loans	246,474	246,474
Senior secured notes	49,720	49,720
Asset-backed notes	864,539	864,539
Collateralized financing obligations	82,212	82,212
Term loans held by VIE	35,195	35,195
	2,118,762	2,655,643
Debt issuance costs	(13,609)	-
Total	$2,105,153	$2,655,643

As of March 31, 2020, we had $536.8 million in availability under our revolving credit facilities (net of $0.1 million in letters of credit), subject to our ability to meet the collateral requirements under the agreements governing the facilities. Based on the borrowing base and collateral requirements at March 31, 2020, the borrowing availability under our revolving credit facilities was $41.0 million, assuming no additional contributions of assets.

To provide additional liquidity and enhance our financial flexibility in response to recent global economic uncertainty and financial market volatility caused by the COVID-19 pandemic, we drew down $70 million from our revolving credit facility as a precautionary measure in March 2020.

On April 27, we repaid in full two asset-backed credit facilities which provided additional liquidity of approximately $40 million, increasing our total available liquidity to approximately $155 million.

For further information on our debt instruments, see Note 9 to the consolidated financial statements in this Quarterly Report on Form 10-Q and Note 10 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 5, 2020.

We continue to monitor the COVID-19 outbreak and its impact on our overall liquidity position and outlook. The ultimate impact that COVID-19 may have on our operational and financial performance over the next 12 months is currently uncertain and will depend on certain developments, including, among others, the impact of COVID-19 on our customers and the magnitude and duration of the pandemic. Assuming that our customers meet their contractual commitments, we currently believe that cash provided by operating activities and existing cash, proceeds from the sale of rental equipment, and borrowing availability under our debt facilities are sufficient to meet our liquidity needs for at least the next twelve months.

In addition to customary events of default, the agreements governing our indebtedness contain restrictive covenants, including limitations on certain liens, indebtedness and investments.  In addition, the agreements governing our indebtedness contain various restrictive financial and other covenants.  The financial covenants in the agreements governing our indebtedness require us to maintain: (1) in the case of our debt facilities, a consolidated funded debt to consolidated tangible net worth ratio of no more than 3.75:1.00, and in the case of our asset-backed notes, of no more than 4.50:1.00; and (2) in the case of our debt facilities, a fixed charge coverage ratio of at least 1.20:1.00, and in the case of our asset-backed notes, of at least 1.10:1.00. As of March 31, 2020, we were in compliance with all of our financial and other covenants and we expect to remain in compliance for at least the next twelve months.

Cash Flows

The following table sets forth certain cash flow information for the three months ended March 31, 2020 and March 31, 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net income	$(1,330)	$18,574
Net income adjusted for non-cash items	41,442	45,419
Changes in working capital	18,683	8,910
Net cash provided by operating activities	60,125	54,329
Net cash (used in) provided by investing activities	(2,909)	39,069
Net cash provided by (used in) financing activities	4,164	(92,730)
Effect on cash of foreign currency translation	(77)	238
Net increase in cash and restricted cash	61,303	906
Cash and restricted cash at beginning of period	73,239	75,983
Cash and restricted cash at end of period	$134,542	$76,889

Operating Activities

Net cash provided by operating activities was $60.1 million for the three months ended March 31, 2020, an increase of $5.8 million compared to $54.3 million for the three months ended March 31, 2019. The increase was due to a  $9.8 million increase in our net working capital adjustments, partially offset by a $4.0 million decrease in net income as adjusted for depreciation, amortization and other non-cash items. The decrease of $4.0 million in net income as adjusted for non-cash items was primarily due to a $19.2 million impairment charge recognized in the current period to reclassify railcar assets as held for use and a $7.2 million decrease in gain on sale of rental equipment due to a large sale of railcars in the prior year, partially offset by a $19.9 million decrease in net income,  a decrease of $4.5 million in depreciation expense,  a $4.1 million decrease in deferred income taxes, and a  decrease of $1.8 million in bad debt expense due to receipt of payments from a previously reserved for customer.

Net working capital provided by operating activities of $18.7 million in the three months ended March 31, 2020, was due to a $17.1 million decrease in net investment in finance leases, primarily due to receipt of principal payments, a $4.4 million decrease in accounts receivable, primarily caused by the timing of cash receipts from customers, and a $0.8 million decrease in prepaid expenses and other assets, partially offset by a $3.2 million decrease in accounts payable, accrued expenses and other liabilities, primarily caused by the timing of payments. Net working capital provided by operating activities of $8.9 million in the three months ended March 31, 2019 was due to a $16.4 million decrease in net investment in finance leases, primarily due to receipt of principal payments, and a $1.2 million decrease in accounts receivable, primarily caused by the timing of cash receipts from customers, partially offset by a $5.5 million decrease in accounts payable, accrued expenses and other liabilities, primarily caused by the timing of payments, a $2.0 million decrease in unearned revenue, and a $1.1 million increase in prepaid expenses and other current assets, primarily as a result of timing of payments.

Investing Activities

Net cash used in investing activities was $2.9 million for the three months ended March 31, 2020, a decrease of $42.0 million compared to net cash provided by investing activities of $39.1 million for the three months ended March 31, 2019. The decrease in cash was primarily attributable to a $155.8 million decrease in proceeds from sale of rental equipment, partially offset by a $113.7 million decrease in purchase of rental equipment.

Financing Activities

Net cash provided by financing activities was $4.2 million for the three months ended March 31, 2020,  an increase of $96.9 million compared to net cash used in financing activities of  $92.7 million for the three months ended March 31, 2019. During the three months ended March 31, 2020, our net cash inflow from borrowings was $6.3 million compared to net cash outflow of $76.3 million for the three months ended March 31, 2019. The increase was also a result of a $13.9 million decrease in the repurchase of common stock.

Equity Transactions

Stock Repurchase Plan

In October 2018, we announced that our Board of Directors approved the repurchase of up to three million shares of our outstanding common stock. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and will be evaluated by us depending on prevailing market conditions, corporate needs, and other factors. The stock repurchases may be made in the open market, block trades or privately negotiated transactions. This stock repurchase program replaces any available prior share repurchase authorization and may be discontinued at any time. We did not repurchase any shares under this repurchase plan during the three months ended March 31, 2020.  As of March 31, 2020, approximately 1.0 million shares remained available for repurchase under our share repurchase program.

Common Stock At-the-Market (ATM) Offering Program

In October 2017, we commenced an ATM offering program with respect to our common stock, which allows us to issue and sell up to 2.0 million shares of our common stock. We did not issue any shares under this ATM program during the three months ended March 31, 2020. We have remaining capacity to issue up to approximately 1.0 million of additional shares of common stock under this ATM offering program.

Series A Preferred Stock ATM Offering Program

In May 2018, we commenced an ATM offering program with respect to our Series A Preferred Stock, which allows us to issue and sell up to 2.2 million shares of our Series A Preferred Stock. We did not issue any shares under this ATM program during the three months ended March 31, 2020. We have remaining capacity to issue up to approximately 1.8 million of additional shares of Series A Preferred Stock under this ATM offering program.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments by due date as of March 31, 2020 (in thousands):

	Payments Due by Period
		Less than	1-2	2-3	3-4	4-5	More than
	Total	1 year	years	years	years	years	5 years
Total debt obligations:
Revolving credit facilities	$840,622	$21,122	$-	$-	$819,500	$-	$-
Term loans	246,474	32,810	111,414	7,800	94,450	-	-
Senior secured notes	49,720	6,110	6,110	37,500	-	-	-
Asset-backed notes	864,538	134,547	134,547	127,422	94,547	94,547	278,928
Collateralized financing obligations	82,211	20,595	37,842	6,290	-	-	17,484
Term loans held by VIE	35,195	5,311	5,540	5,780	6,034	6,287	6,243
Interest on debt and capital lease obligations (1)	231,008	64,500	55,786	47,394	25,826	13,924	23,578
Rental equipment payable	5,124	5,124	-	-	-	-	-
Rent, office facilities and equipment	7,229	2,860	2,672	1,192	395	110	-
Equipment purchase commitments - Containers	3,766	3,766	-	-	-	-	-
Total contractual obligations	$2,365,887	$296,745	$353,911	$233,378	$1,040,752	$114,868	$326,233

(1)

Our estimate of interest expense commitment includes $64.2 million relating to our revolving credit facilities, $21.0 million relating to our term loans, $5.3 million relating to our senior secured notes, $129.2 million relating to our asset-back notes, $6.5 million relating to our collateralized financing obligations, and $4.8 million relating to our term loans held by VIE. The calculation of interest commitment related to our debt assumes the following weighted-average interest rates as of March 31, 2020: revolving credit facilities, 2.4%; term loans, 3.7%; senior secured notes, 4.9%; asset-backed notes, 4.0%; collateralized financing obligations, 1.6%; and term loans held by VIE, 4.2%. These calculations assume that weighted-average interest rates will remain at the same level over the next five years. We expect that interest rates will vary over time based upon fluctuations in the underlying indexes upon which these rates are based, including the potential discontinuation of LIBOR after 2021.

Off-Balance Sheet Arrangements

As of March 31, 2020, we had no material off-balance sheet arrangements or obligations that have or are reasonably likely to have a current or future effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the three months ended March 31, 2020. See Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 5, 2020.

Recent Accounting Pronouncements

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

COVID-19 outbreak. The effects of the infectious disease, COVID-19, are rapidly evolving globally and are uncertain. Our business could be adversely affected by this outbreak. Any prolonged restrictive measures in order to control the spread of COVID-19 or other adverse public health developments around the globe may have a material and adverse effect on the demand for our rental equipment, credit risk of our customers, logistics services, operations and financial condition.

Foreign Exchange Rate Risk. Although we have significant foreign-based operations, the U.S. Dollar is our primary operating currency. Thus, most of our revenue and expenses are denominated in U.S. Dollars. We have equipment sales in British Pound Sterling, Euros and Japanese Yen and incur overhead costs in foreign currencies, primarily in British Pound Sterling and Euros. During the three months ended March 31, 2020, the U.S. Dollar increased in value in relation to other major foreign currencies (such as the Euro and British Pound Sterling). The increase in the relative value of the U.S. Dollar has decreased our revenues and expenses denominated in foreign currencies. The associated decrease in the value of certain foreign currencies as compared to the U.S. Dollar has also caused assets held at some of our foreign subsidiaries to decrease in value when translated to US dollars. For the three months ended March 31, 2020, we recognized a loss on foreign exchange of $0.2 million. A 10% change in foreign exchange rates would not have a material impact on our financial position, results of operations or cash flows.

Interest Rate Risk. The nature of our business exposes us to market risk arising from changes in interest rates to which our variable-rate debt is linked. As of March 31, 2020, the principal amount of debt outstanding under the variable-rate arrangements of our revolving credit facilities was $840.6 million. In addition, at March 31, 2020, we had balances on our variable-rate term loans of $100.6 million. As of March 31, 2020, our total outstanding variable-rate debt was $941.2 million, which represented 44% of our total debt at that date. The average interest rate on our variable-rate debt was 2.4% as of March 31, 2020, based on LIBOR plus a margin based on certain conditions set forth in our debt agreements.

A 1.0% increase or decrease in underlying interest rates for these debt obligations would increase or decrease interest expense by approximately $9.4 million annually assuming debt remains constant at March 31, 2020 levels.

While we actively manage our interest exposure by adjusting the ratio of floating and fixed-rate debt, we do not currently participate in hedging in the form of interest rate swaps or other derivative instruments to manage the market risks described above.

ITEM 4.  CONTROLS AND PROCEDURES

Management Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the Exchange Act), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2020 our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting described in management’s annual report on internal control over financial reporting in our Annual Report on Form 10-K for the year ended December 31, 2019.

Remediation and Changes in Internal Control Over Financial Reporting

We have taken actions to improve our internal control over financial reporting, including implementing plans as identified in Item 9A of our 2019 Form 10-K, to address our material weakness. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that remediation of this material weakness will be completed in 2020.

Except as noted above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act) that occurred during the quarter ended March 31, 2020, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time we may be a party to litigation matters or disputes arising in the ordinary course of business, including in connection with enforcing our rights under our leases. Currently, we are not a party to any legal proceedings which are material to our business, financial condition, results of operations or cash flows.

ITEM 1A.  RISK FACTORS

Before making an investment decision, investors should carefully consider the risks in the “Risk Factors” in Part 1: Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 5, 2020. These risks are not the only ones facing our company. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations. Any of these risks could adversely affect our business, cash flows, financial condition and results of operations. The trading price of our common stock and preferred stock could fluctuate due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q. Except as set forth below, there have been no material changes in our risk factors from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.

The continued spread of the COVID-19 pandemic may have a material adverse impact on our business, financial condition and results of operations.

The ongoing COVID-19 pandemic has resulted in a significant impact to businesses and supply chains globally. The imposition of work and travel restrictions, as well as other actions by government authorities to contain the outbreak, have led to extended shutdowns of certain businesses, lower factory production, reduced volumes of global imports and exports and disruptions both of global and domestic transportation.  The supply chain disruptions and government actions to counter the pandemic further exacerbated financial challenges faced by our shipping line and other customers. Additionally, the economic uncertainty created by the pandemic is affecting demand in several manufacturing sectors and is expected to result in a slowdown in the global economy, the extend or duration of which are uncertain. Further, in response to the pandemic, many businesses, including ourselves, have implemented remote working arrangements for their employees during the first quarter of 2020 that may continue, in whole or in part, for an extended period. Risks associated with the COVID-19 pandemic on our business include, but are not limited to:

•

increased credit concerns relating to our shipping lines, rail shippers and logistics customers as they face reduced demand, operational disruptions and increased costs relating to the pandemic, including the risk of bankruptcy or significant payments defaults or delays;

•	further reduced demand for rental equipment and increased pressure on lease rates;
•	reduced demand for sale of rental equipment;
•	reduced demand for logistics services, both internationally and domestically;
•	disruption to carriers impacting our ability to provide logistics services to our customers;
•

operational issues that could prevent our rental equipment from being discharged or picked up in affected areas or in other locations after having visited affected areas for a prolonged period of time;

•

business community risks associated with the transition to remote working arrangements, including increased cybersecurity risks, internet capacity constraints or other systems problems, and unanticipated difficulties or delays in our financial reporting processes;

•

liquidity risks, including that disruptions in financial markets as a result of the pandemic may increase the cost and availability of capital, and the risk of non-compliance with financial covenants in debt agreements;

•	potential impacts on key management, including health impacts and distractions caused by the pandemic response; and
•	potential impacts on business relationships due to restrictions on travel.

The magnitude of the COVID-19 pandemic, including the extent of any impact on our business, financial position, results of operations or liquidity, which could be material, cannot be reasonably determined at this time due to the rapid development and fluidity of the situation. The effects of the pandemic on our business will depend on its duration and severity, whether business disruptions will continue and the overall impact on the global economy.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2020 – January 31, 2020(2)	229	$28.92	-	1,000,000
February 1, 2020 – February 29, 2020	-	-	-	1,000,000
March 1, 2020 – March 31, 2020(2)	2,483	25.05	-	1,000,000
Total	2,712	$25.38	-	1,000,000

(1)

On October 8, 2018, we announced that our Board of Directors had approved the repurchase of up to three million shares of outstanding common stock. The repurchase plan does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. As of March 31, 2020, 1.0 million shares remained available for repurchase under our share repurchase plan.

(2)	Represents shares withheld by the Company to satisfy the tax obligations of certain of our employees upon the vesting of restricted stock awards.

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
101

The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019, (iv) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, and (vi) Notes to Unaudited Consolidated Financial Statements.

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAI International, Inc.
(Registrant)

May 5, 2020	/s/ VICTOR M. GARCIA
Victor M. Garcia
President and Chief Executive Officer
(Principal Executive Officer)

May 5, 2020	/s/ TIMOTHY B. PAGE
Timothy B. Page
Chief Financial Officer
(Principal Financial and Accounting Officer)