Form 10-Q
period 2020-06-30
CAI International, Inc.
filed 2020-08-07
CIK 1388430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	July 31, 2020
Common Stock, $0.0001 par value per share	17,553,269 shares

CAI INTERNATIONAL, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business, operations, growth strategy, service development efforts, our plans regarding our logistics business and the impact of the novel coronavirus (COVID-19) on our business, financial condition, liquidity and results of operations. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words “may,” “might,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (SEC) on March 5, 2020, this Quarterly Report on Form 10-Q and our other reports filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our other filings with the SEC.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAI INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

(UNAUDITED)

	June 30,	December 31,
	2020	2019
Assets
Current assets
Cash	$20,159	$19,870
Cash held by variable interest entities	27,703	26,594
Accounts receivable, net of allowance for doubtful accounts of $3,942 and
$7,671 at June 30, 2020 and December 31, 2019, respectively	70,020	72,984
Current portion of net investment in finance leases	75,906	71,274
Prepaid expenses and other current assets	14,880	9,606
Assets held for sale	13,143	37,781
Total current assets	221,811	238,109
Restricted cash	22,188	26,775
Rental equipment, net of accumulated depreciation of $660,418 and
$620,990 at June 30, 2020 and December 31, 2019, respectively	1,978,826	2,102,839
Net investment in finance leases	463,251	496,094
Financing receivable	53,821	30,693
Other non-current assets	6,036	7,255
Total assets (1)	$2,745,933	$2,901,765

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$4,557	$4,534
Accrued expenses and other current liabilities	24,365	25,206
Unearned revenue	6,802	6,405
Current portion of debt	251,250	218,094
Rental equipment payable	3,356	25,137
Liabilities held for sale	6,517	8,752
Total current liabilities	296,847	288,128
Debt	1,728,310	1,880,122
Deferred income tax liability	29,161	35,376
Other non-current liabilities	4,148	4,899
Total liabilities (2)	2,058,466	2,208,525

Stockholders' equity
Preferred stock, par value $0.0001 per share; authorized 10,000,000
8.50% Series A fixed-to-floating rate cumulative redeemable perpetual preferred stock, issued and
outstanding 2,199,610 shares, at liquidation preference	54,990	54,990
8.50% Series B fixed-to-floating rate cumulative redeemable perpetual preferred stock, issued and
outstanding 1,955,000 shares, at liquidation preference	48,875	48,875
Common stock, par value $0.0001 per share; authorized 84,000,000 shares; issued and outstanding
17,553,491 and 17,479,127 shares at June 30, 2020 and December 31, 2019, respectively	2	2
Additional paid-in capital	103,342	102,709
Accumulated other comprehensive loss	(6,666)	(6,630)
Retained earnings	486,924	493,294
Total stockholders' equity	687,467	693,240
Total liabilities and stockholders' equity	$2,745,933	$2,901,765

(1)Total assets at June 30, 2020 and December 31, 2019 include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash, $27,703 and $26,594; Net investment in finance leases, $4,112 and $4,790; and Rental equipment, net of accumulated depreciation, $90,865, and $101,907, respectively.

(2)Total liabilities at June 30, 2020 and December 31, 2019 include the following VIE liabilities for which the VIE creditors do not have recourse to CAI International, Inc.: Current portion of debt, $33,175 and $26,931; Debt, $82,975 and $100,849, respectively.

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Container lease revenue	$69,443	$74,286	$138,556	$149,797
Rail lease revenue	6,282	6,462	12,085	14,343
Total revenue	75,725	80,748	150,641	164,140

Operating expenses
Depreciation of rental equipment	28,846	29,816	55,894	61,599
Impairment of rental equipment	557	7,323	19,724	7,323
Storage, handling and other expenses	6,474	5,199	12,222	10,319
Gain on sale of rental equipment	(2,108)	(265)	(3,722)	(9,097)
Administrative expenses	7,389	8,049	15,053	17,223
Total operating expenses	41,158	50,122	99,171	87,367

Operating income	34,567	30,626	51,470	76,773

Other expenses
Net interest expense	17,595	23,209	37,974	47,063
Other (income) expense	(97)	119	149	157
Total other expenses	17,498	23,328	38,123	47,220

Income before income taxes	17,069	7,298	13,347	29,553
Income tax expense (benefit)	1,113	583	(1,943)	2,732

Income from continuing operations	15,956	6,715	15,290	26,821
Loss from discontinued operations, net of income taxes	(16,582)	(1,221)	(17,246)	(2,753)
Net (loss) income	(626)	5,494	(1,956)	24,068
Preferred stock dividends	2,207	2,207	4,414	4,414
Net (loss) income attributable to CAI common stockholders	$(2,833)	$3,287	$(6,370)	$19,654

Amounts attributable to CAI common stockholders
Net income from continuing operations	$13,749	$4,508	$10,876	$22,407
Net loss from discontinued operations	(16,582)	(1,221)	(17,246)	(2,753)
Net (loss) income attributable to CAI common stockholders	$(2,833)	$3,287	$(6,370)	$19,654

Net (loss) income per share attributable to CAI
common stockholders
Basic
Continuing operations	$0.79	$0.26	$0.62	$1.24
Discontinued operations	(0.95)	(0.07)	(0.99)	(0.15)
Total basic	$(0.16)	$0.19	$(0.37)	$1.09
Diluted
Continuing operations	$0.78	$0.25	$0.62	$1.22
Discontinued operations	(0.94)	(0.07)	(0.98)	(0.15)
Total diluted	$(0.16)	$0.18	$(0.36)	$1.07

Weighted average shares outstanding
Basic	17,470	17,648	17,451	18,098
Diluted	17,601	17,926	17,641	18,401

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net (loss) income	$(626)	$5,494	$(1,956)	$24,068
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	101	5	(36)	(76)
Comprehensive (loss) income before preferred stock dividends	(525)	5,499	(1,992)	23,992
Dividends on preferred stock	(2,207)	(2,207)	(4,414)	(4,414)
Comprehensive (loss) income available to CAI
common stockholders	$(2,732)	$3,292	$(6,406)	$19,578

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balances as of December 31, 2019	4,155	$103,865	17,479	$2	$102,709	$(6,630)	$493,294	$693,240
Net loss	-	-	-	-	-	-	(1,330)	(1,330)
Preferred stock dividends, $0.53125/share	-	-	-	-	-	-	(2,207)	(2,207)
Foreign currency translation adjustment	-	-	-	-	-	(137)	-	(137)
Exercise of stock options	-	-	8	-	113	-	-	113
Stock-based compensation, net of taxes	-	-	19	-	468	-	-	468
Balances as of March 31, 2020	4,155	$103,865	17,506	$2	$103,290	$(6,767)	$489,757	$690,147
Net loss	-	-	-	-	-	-	(626)	(626)
Preferred stock dividends, $0.53125/share	-	-	-	-	-	-	(2,207)	(2,207)
Foreign currency translation adjustment	-	-	-	-	-	101	-	101
Exercise of stock options	-	-	3	-	-	-	-	-
Stock-based compensation, net of taxes	-	-	44	-	52	-	-	52
Balances as of June 30, 2020	4,155	$103,865	17,553	$2	$103,342	$(6,666)	$486,924	$687,467

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balances as of December 31, 2018	4,155	$103,865	18,764	$2	$132,666	$(6,513)	$471,112	$701,132
Net income	-	-	-	-	-	-	18,574	18,574
Preferred stock dividends, $0.53125/share	-	-	-	-	-	-	(2,207)	(2,207)
Foreign currency translation adjustment	-	-	-	-	-	(81)	-	(81)
Repurchase of common stock	-	-	(595)	-	(13,946)	-	-	(13,946)
Exercise of stock options	-	-	27	-	107	-	-	107
Stock-based compensation, net of taxes	-	-	12	-	730	-	-	730
Balances as of March 31, 2019	4,155	$103,865	18,208	$2	$119,557	$(6,594)	$487,479	$704,309
Net income	-	-	-	-	-	-	5,494	5,494
Preferred stock dividends, $0.53125/share	-	-	-	-	-	-	(2,207)	(2,207)
Foreign currency translation adjustment	-	-	-	-	-	5	-	5
Repurchase of common stock	-	-	(863)		(20,172)			(20,172)
Exercise of stock options	-	-	35	-	228	-	-	228
Stock-based compensation, net of taxes	-	-	40	-	688	-	-	688
Balances as of June 30, 2019	4,155	$103,865	17,420	$2	$100,301	$(6,589)	$490,766	$688,345

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(1,956)	$24,068
Loss from discontinued operations, net of income taxes	(17,246)	(2,753)
Income from continuing operations	15,290	26,821
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation	56,299	61,623
Impairment of rental equipment	19,724	7,323
Amortization of debt issuance costs	2,312	2,394
Stock-based compensation expense	801	1,421
Unrealized loss on foreign exchange	63	90
Gain on sale of rental equipment	(3,722)	(9,097)
Deferred income taxes	(3,127)	2,135
Bad debt (recovery) expense	(3,582)	687
Changes in other operating assets and liabilities:
Accounts receivable	4,441	1,200
Prepaid expenses and other assets	606	(2,114)
Net investment in finance leases	35,746	32,824
Accounts payable, accrued expenses and other liabilities	(1,146)	(3,568)
Unearned revenue	(394)	(1,862)
Net cash provided by operating activities of continuing operations	123,311	119,877
Net cash provided by (used in) operating activities of discontinued operations	2,315	(1,984)
Net cash provided by operating activities	125,626	117,893
Cash flows from investing activities
Purchase of rental equipment	(32,620)	(231,595)
Purchase of financing receivable	(30,846)	(36,379)
Proceeds from sale of rental equipment	58,467	220,403
Receipt of principal payments from financing receivable	2,225	973
Purchase of furniture, fixtures and equipment	(310)	(136)
Net cash used in investing activities of continuing operations	(3,084)	(46,734)
Net cash used in investing activities of discontinued operations	(1)	(114)
Net cash used in investing activities	(3,085)	(46,848)
Cash flows from financing activities
Proceeds from debt	227,000	468,082
Principal payments on debt	(348,331)	(490,319)
Debt issuance costs	(25)	(496)
Proceeds from issuance of stock	116	-
Repurchase of common stock	-	(34,118)
Dividends paid to preferred stockholders	(4,414)	(4,414)
Exercise of stock options	113	335
Net cash used in financing activities of continuing operations	(125,541)	(60,930)
Net cash used in financing activities of discontinued operations	-	-
Net cash used in financing activities	(125,541)	(60,930)
Effect on cash of foreign currency translation	(189)	(77)
Net (decrease) increase in cash and restricted cash	(3,189)	10,038
Cash and restricted cash at beginning of the period (1)	73,239	75,983
Cash and restricted cash at end of the period (2)	$70,050	$86,021

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$225	$441
Interest	35,167	43,327

Supplemental disclosure of non-cash operating activity
Transfer of rental equipment to finance lease	$140	$-

Supplemental disclosure of non-cash investing and financing activity
Transfer of rental equipment to finance lease	$7,748	$19,153
Rental equipment payable	3,356	75,810

(1)Includes cash of $19,870 and $20,104, cash held by variable interest entities of $26,594 and $25,211, and restricted cash of $26,775 and $30,668 at December 31, 2019 and 2018, respectively.

(2)Includes cash of $20,159 and $22,183, cash held by variable interest entities of $27,703 and $35,105, and restricted cash of $22,188 and $28,733 at June 30, 2020 and 2019, respectively.

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business and Significant Accounting Policies

Organization

CAI International, Inc., together with its subsidiaries (collectively, CAI or the Company), is a transportation finance company. The Company purchases equipment, primarily intermodal shipping containers and railcars, which it leases to its customers. The Company also manages equipment for third-party investors. In operating its fleet, the Company leases, re-leases and disposes of equipment and contracts for the repair, repositioning and storage of equipment.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2020 and December 31, 2019, the Company’s results of operations for the three and six months ended June 30, 2020 and 2019, and the Company’s cash flows for the six months ended June 30, 2020 and 2019. Certain reclassifications have been made to prior year financial statements to conform to the current presentation. The results of operations and cash flows for the periods presented are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2020 or in any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 5, 2020.

Immaterial Correction of an Error

As disclosed in Note 20 to the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 5, 2020, the Company identified misstatements in the three months ended June 30, 2019 arising from the misclassification of certain leases. The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2019 reflect the correction of these misstatements, which the Company has determined are immaterial to the unaudited consolidated financial statements.

Discontinued Operations

The Company committed to a plan to sell its logistics business during the quarter ended June 30, 2020. The Company expects a sale to be completed before the end of 2020. As a result, the logistics assets and liabilities have been reclassified as held for sale in the accompanying unaudited consolidated balance sheets and the operations of the logistics business have been reclassified as discontinued operations in the accompanying unaudited consolidated statements of operations and cash flows. All prior periods presented in these unaudited consolidated financial statements have been restated to reflect the reclassification of the logistics business as discontinued operations and assets and liabilities held for sale. See Note 2 – Discontinued Operations for more information.

Concentration of Credit Risk

The Company’s equipment leases and trade receivables subject it to potential credit risk. The Company extends credit to its customers based upon an evaluation of each customer’s financial condition and credit history. Evaluations of the financial condition and associated credit risk of customers are performed an on ongoing basis. The Company’s largest customer and second largest customer accounted for 16% and 10%, respectively, of the Company’s total billings during both the three and six months ended June 30, 2020.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Allowance for credit losses – Net investment in finance leases and financing receivable

The allowance for credit losses on net investment in finance leases and financing receivable is estimated on a collective basis by internal customer rating (see Note 5 – Leases for descriptions of ratings). Expected credit losses for these financial assets are estimated using a loss-rate methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.

Except as described above, there were no changes to the Company’s accounting policies during the six months ended June 30, 2020. See Note 2 to the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 5, 2020, for a description of the Company’s significant accounting policies.

(2) Discontinued Operations

As discussed in Note 1, net assets of the logistics business of $6.6 million and $29.0 million were reclassified as held for sale as of June 30, 2020 and December 31, 2019, respectively, and the related operations of the logistics business were reclassified as discontinued operations in the accompanying unaudited consolidated statements of operations and cash flows. The net assets of the logistics business are expected to be sold before the end of 2020.

The Company’s held for sale assets and liabilities as of the dates indicated are made up as follows (in thousands):

	June 30,	December 31,
	2020	2019
Assets
Accounts receivable, net of allowance for doubtful accounts	$10,815	$15,601
Prepaid expenses and other assets	1,693	2,263
Goodwill	15,794	15,794
Intangible assets	3,318	4,123
Loss on classification as held for sale	(18,477)	-
Assets held for sale	$13,143	$37,781

Liabilities
Accounts payable	$2,256	$2,757
Accrued expenses and other current liabilities	4,261	5,995
Liabilities held for sale	$6,517	$8,752

Net assets	$6,626	$29,029

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the components of loss from discontinued operations in the accompanying unaudited consolidated statements of income for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Logistics revenue	$22,648	$29,802	$52,754	$57,518

Operating expenses
Logistics transportation costs	19,533	26,091	46,348	50,610
Administrative expenses	4,107	5,319	8,269	10,541
Loss on classification as held for sale	18,477	-	18,477	-
Total operating expenses	42,117	31,410	73,094	61,151

Operating loss	(19,469)	(1,608)	(20,340)	(3,633)

Interest income	(3)	(4)	(6)	(8)
Loss before income taxes	(19,466)	(1,604)	(20,334)	(3,625)
Income tax benefit	(2,884)	(383)	(3,088)	(872)
Net loss from discontinued operations	$(16,582)	$(1,221)	$(17,246)	$(2,753)

The loss on classification as held for sale for both the three and six months ended June 30, 2020 includes an impairment charge of $15.8 million and $2.3 million to reduce the book value of goodwill and intangible assets, respectively, to their estimated fair value based on estimated sale proceeds for the business. The net assets of the logistics business were classified within Level 3 of the fair value hierarchy.

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

Managed Container Funds

The fees earned by the Company for arranging, managing and establishing container funds are commensurate with the level of effort required to provide those services, and the arrangements include only terms and conditions that are customarily present in arrangements for similar services. As such, the Company does not have a variable interest in the managed containers funds, and does not consolidate those funds. No container portfolios were sold to the funds during the three and six months ended June 30, 2020 and 2019.

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

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The terms of the transactions with container funds under financing arrangements include options for the Company to purchase the containers from the funds at a fixed price. As a result of the residual interest resulting from the fixed price call option, the Company concluded that it may absorb a significant amount of the variability associated with the funds’ anticipated economic performance and, as a result, the Company has a variable interest in the funds. The funds are considered VIEs under FASB ASC Topic 810, Consolidation, because, as lessee of the funds, the Company has the power to direct the activities that most significantly impact each entity’s economic performance, including the leasing and managing of containers owned by the funds. As the Company has the power to direct the activities that most significantly impact the economic performance of the VIEs and the variable interest provides the Company with the right to receive benefits from the entity that could potentially be significant to the funds, the Company determined that it is the primary beneficiary of these VIEs and included the VIEs’ assets and liabilities as of June 30, 2020 and December 31, 2019, and the results of the VIEs’ operations and cash flows for the three and six months ended June 30, 2020 and 2019, in the Company’s consolidated financial statements.

The containers that were transferred to the Japanese investor funds had a net book value of $95.0 million as of June 30, 2020. The container equipment, together with $27.7 million of cash held by the investor funds that can only be used to settle the liabilities of the VIEs, has been included on the Company’s consolidated balance sheets with the related liability presented in the debt section of the Company’s consolidated balance sheets as collateralized financing obligations of $82.3 million and term loans held by VIE of $33.9 million. No gain or loss was recognized by the Company on the initial consolidation of the VIEs. No containers were sold to the Japanese investor during the three and six months ended June 30, 2020. Containers sold to the Japanese investor funds during both the three and six months ended June 30, 2019 had a net book value of $65.0 million.

(4) Rental Equipment

The following table provides a summary of the Company’s rental equipment (in thousands):

	June 30,	December 31,
	2020	2019
Dry containers	$1,866,091	$1,902,471
Refrigerated containers	275,682	282,155
Other specialized equipment	215,365	224,924
Railcars	282,106	314,279
	2,639,244	2,723,829
Accumulated depreciation	(660,418)	(620,990)
Rental equipment, net of accumulated depreciation	$1,978,826	$2,102,839

Impairment of railcar assets

During the quarter ended March 31, 2020, an impairment charge of $19.2 million was recognized to reduce the book value of the railcar portfolio, on an individual basis, to the lower of its net book value had the assets not been classified as held for sale, or its estimated fair value at the date when the decision was made not to sell the assets of the railcar business. To assist in the Company’s assessment of fair value, a third-party appraisal was carried out on the railcar fleet using a combination of cost and market approaches. The cost approach utilizes the current replacement cost for a particular car type and calculates an estimated depreciation based on a railcar having a 40-year life and residual value being 10% of the estimated purchase price. The market approach estimates value based on recent market transactions involving similar railcars. The railcars were classified within Level 3 of the fair value hierarchy.

(5) Leases

The Company leases its rental equipment on either short-term operating leases through master lease agreements, long-term non-cancelable operating leases, or finance leases. The following table summarizes the components of lease revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lease revenue - operating leases	$60,730	$65,962	$121,129	$135,159
Interest income on finance leases	11,292	11,092	22,915	22,482
Other revenue	2,945	3,100	5,162	5,905
Interest income on financing receivable	758	594	1,435	594
Total lease revenue	$75,725	$80,748	$150,641	$164,140

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For finance leases, the net selling loss recognized at lease commencement, representing the difference between the estimated fair value of rental equipment placed on lease and net book value, in the amount of $2.6 million for the three and six months ended June 30, 2019 is included in “gain on sale of rental equipment” in the consolidated statement of operations.

Net investment in finance leases

The following table represents the components of the Company’s net investment in finance leases (in thousands):

	June 30,	December 31,
	2020	2019
Gross finance lease receivables (1)	$757,461	$806,019
Unearned income (2)	(218,260)	(238,651)
Net investment in finance leases	539,201	567,368
Allowance for credit losses	(44)	-
Net investment in finance leases, net of allowance for credit losses	$539,157	$567,368

(1)At the inception of the lease, the Company records the total minimum lease payments, executory costs, if any, and unguaranteed residual value as gross finance lease receivables. The gross finance lease receivables are reduced as customer payments are received. There was $74.3 million of unguaranteed residual value at June 30, 2020 and December 31, 2019, respectively, included in gross finance lease receivables. There were no executory costs included in gross finance lease receivables as of June 30, 2020 and December 31, 2019.

(2)The difference between the gross finance lease receivables and the cost of the equipment or carrying amount at the lease inception is recorded as unearned income. Unearned income, together with initial direct costs, are amortized to income over the lease term so as to produce a constant periodic rate of return. There were no unamortized initial direct costs as of June 30, 2020 and December 31, 2019.

(3)One major customer represented 66% and 65% of the Company’s finance lease portfolio as of June 30, 2020 and December 31, 2019, respectively. No other customer represented more than 10% of the Company’s finance lease portfolio in each of those periods.

Contractual maturities of the Company's gross finance lease receivables subsequent to June 30, 2020 for the years ending June 30 are as follows (in thousands):

2021	$117,567
2022	108,526
2023	108,342
2024	72,990
2025	57,037
2026 and thereafter	292,999
$757,461

Financing receivable

During 2020 and 2019, the Company purchased containers and leased back the containers to the seller-lessees through finance leaseback arrangements. As control of the equipment was retained by the customers, the Company concluded that sale-leaseback accounting was not applicable and treated the arrangements as financing transactions. The Company recorded a financing receivable in the amount paid for the containers. Payments made by the seller-lessee are recorded as a reduction to the financing receivable and as interest income, calculated using the effective interest method.

The following table summarizes the components of the Company’s financing receivable (in thousands):

	June 30,	December 31,
	2020	2019
Gross financing receivable	$78,669	$45,530
Unearned income	(15,638)	(11,111)
	63,031	34,419
Allowance for credit losses	(3)	-
Total financing receivable	$63,028	$34,419
Amounts due within one year (1)	9,207	3,726
Amounts due beyond one year (2)	53,821	30,693
Total financing receivable	$63,028	$34,419

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

As of June 30, 2020 and December 31, 2019, based on the most recent analysis performed, the risk category of the Company’s net investment in finance leases and financing receivable, based on year of origination is as follows (in thousands):

June 30, 2020	2020	2019	2018	2017	2016	Prior	Total
Net investment in finance leases
Tier 1	$2,967	$56,469	$242,365	$167,783	$6,800	$1,401	$477,785
Tier 2	3,609	29,859	13,955	6,456	1,830	5,707	61,416
Tier 3	-	-	-	-	-	-	-
Total net investment in finance leases	$6,576	$86,328	$256,320	$174,239	$8,630	$7,108	$539,201

Financing receivable
Tier 1	$30,420	$31,948	$-	$-	$-	$-	$62,368
Tier 2	-	663	-	-	-	-	663
Tier 3	-	-	-	-	-	-	-
Total financing receivable	$30,420	$32,611	$-	$-	$-	$-	$63,031

	Net investment in	Financing
December 31, 2019	finance leases	receivable
Tier 1	$502,265	$33,694
Tier 2	65,103	725
Tier 3	-	-
	$567,368	$34,419

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6) Debt

Details of the Company’s debt as of June 30, 2020 and December 31, 2019 were as follows (dollars in thousands):

	June 30, 2020			December 31, 2019
	Outstanding		Average	Outstanding		Average
	Current	Long-term	Interest	Current	Long-term	Interest	Maturity

Revolving credit	$2,000	$695,000	1.7%	$-	$624,000	3.3%	June 2023
Revolving credit facility - Rail (1)	-	137,500	1.7%	-	137,500	3.3%	October 2023
Revolving credit facility - Euro	21,561	-	2.0%	21,537	-	2.0%	September 2020
Term loan	1,800	24,600	2.8%	1,800	25,500	3.9%	April 2023
Term loan	72,000	-	2.7%	7,000	68,500	3.5%	June 2021
Term loan	14,647	-	3.4%	15,284	-	3.4%	December 2020
Term loan	3,071	36,086	3.6%	3,016	37,635	3.6%	August 2021
Term loan	6,000	83,500	4.6%	6,000	86,500	4.6%	October 2023
Senior secured notes	6,110	43,610	4.9%	6,110	46,665	4.9%	September 2022
Asset-backed notes 2012-1 (2)	-	-	-	17,100	31,350	3.5%	-
Asset-backed notes 2013-1 (2)	-	-	-	22,900	51,525	3.4%	-
Asset-backed notes 2017-1	25,307	151,842	3.7%	25,307	164,496	3.7%	June 2042
Asset-backed notes 2018-1	34,890	232,600	4.0%	34,890	250,045	4.0%	February 2043
Asset-backed notes 2018-2	34,350	249,038	4.4%	34,350	266,213	4.4%	September 2043
Collateralized financing obligations	27,808	54,455	0.8%	21,681	69,615	1.5%	February 2026
Term loans held by VIE	5,367	28,520	4.2%	5,250	31,234	4.2%	February 2026
	254,911	1,736,751		222,225	1,890,778
Debt issuance costs	(3,661)	(8,441)		(4,131)	(10,656)
Total Debt	$251,250	$1,728,310		$218,094	$1,880,122

(1) The maximum credit commitment under the Rail revolving credit facility was decreased on July 2, 2020 from $250 million to $150 million.

(2) On April 27, 2020, the Company repaid in full the outstanding debt associated with the asset-backed notes 2012-1 and 2013-1.

The Company maintains its revolving credit facilities to finance the acquisition of rental equipment and for general working capital purposes. As of June 30, 2020, the Company had $521.9 million in total availability under its revolving credit facilities (net of $0.1 million in letters of credit), subject to the Company’s ability to meet the collateral requirements under the agreements governing the facilities. Based on the borrowing base and collateral requirements at June 30, 2020, the borrowing availability under the Company’s revolving credit facilities was $162.7 million, assuming no additional contributions of assets.

The agreements relating to all of the Company’s debt contain various financial and other covenants. As of June 30, 2020, the Company was in compliance with all of its financial and other covenants.

In early July 2020, the Company completed an interest rate hedging transaction swapping one month LIBOR for a fixed rate of 0.29% on $500 million of its floating rate debt for a term of five years.

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

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the Company’s stock option activities for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020		2019
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Options outstanding at January 1	646,946	$16.96	850,167	$16.46
Options exercised	(17,750)	$13.94	(125,504)	$14.14
Options forfeited	(11,814)	$15.64	(3,000)	$12.88
Options expired	-	$-	(10,000)	$26.41
Options outstanding at June 30	617,382	$17.07	711,663	$16.75
Options exercisable	596,297	$17.11	586,408	$17.58
Weighted average remaining term	3.3 years		5.9 years

The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2020 and 2019 was $0.2 million and $1.2 million, respectively. The aggregate intrinsic value of all options outstanding as of June 30, 2020 was $1.5 million based on the closing price of the Company’s common stock of $16.66 per share on June 30, 2020, the last trading day of the quarter.

The Company recognized stock-based compensation expense relating to stock options of $0.1 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively, and $0.3 million and $0.4 million for the six months ended June 30, 2020, respectively. As of June 30, 2020, the remaining unamortized stock-based compensation cost relating to stock options granted to the Company’s employees and independent directors was approximately $0.2 million, which is to be recognized over the remaining weighted average vesting period of approximately 0.6 years.

The Company did not grant any stock options during the six months ended June 30, 2020 and 2019.

Restricted Stock Awards, Time-Based Restricted Stock Units and Performance-Based Restricted Stock Units

The Company grants time-based restricted stock units to certain employees and restricted stock awards to independent directors from time to time pursuant to the 2019 Plan. Time-based restricted stock units granted to employees have a vesting period of four years; 25% vesting on each anniversary of the grant date. Restricted stock awards granted to independent directors vest in one year. The Company recognizes the compensation cost associated with restricted stock awards and time-based restricted stock units over the vesting period based on the closing price of the Company’s common stock on the date of grant.

The Company grants performance-based restricted stock units to certain executives and other key employees. The performance-based restricted stock units vests at the end of a 3-year performance cycle if certain financial performance targets are met. The Company recognizes compensation cost associated with the performance-based restricted stock units ratably over the 3-year term when it is considered probable that performance targets will be met. Compensation cost is based on the closing price of the Company’s common stock on the date of grant.

The following table summarizes the activity of restricted stock awards, time-based restricted stock units and performance-based restricted stock units under the 2019 Plan:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2019	281,736	$23.18
Granted	143,957	$25.60
Vested	(86,009)	$22.00
Forfeited	(86,208)	$25.33
Outstanding at June 30, 2020	253,476	$24.22

The Company recognized stock-based compensation expense relating to restricted stock and performance stock of $0.5 million for the three months ended June 30, 2019 and $0.6 million and $1.2 million for the six months ended June 30, 2020 and 2019, respectively, and a benefit of $0.1 million for the three months ended June 30, 2020. As of June 30, 2020, unamortized stock-based compensation expense relating to restricted stock and performance stock was $4.3 million, which will be recognized over the remaining average vesting period of 1.9 years.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock-based compensation expense is recorded as a component of administrative expenses in the Company’s consolidated statements of operations with a corresponding credit to additional paid-in capital in the Company’s consolidated balance sheets.

Employee Stock Purchase Plan

In June 2019, the Company’s stockholders approved the CAI International, Inc. 2019 Employee Stock Purchase Plan (ESPP). The ESPP provides a means by which eligible employees may be given an opportunity to purchase shares of the Company’s common stock at a discount using payroll deductions. The ESPP authorizes the issuance of up to 250,000 shares of the Company’s common stock. The first offering period under the ESPP commenced in December 2019. The Company issued 7,258 shares of the Company common stock under the ESPP during the three and six months ended June 30, 2020. The Company recognized stock-based compensation expense relating to the ESPP of less than $0.1 million for the three and six months ended June 30, 2020.

(8) Income Taxes

The consolidated income tax expense for the three and six months ended June 30, 2020 and 2019, was determined based upon estimates of the Company’s consolidated annual effective income tax rate for the years ending December 31, 2020 and 2019, respectively. The difference between the consolidated annual effective income tax rate and the U.S. federal statutory rate is primarily attributable to foreign income taxes, state income taxes and the effect of certain permanent differences.

The Company’s estimated effective tax rate before discrete items was 8.2% at June 30, 2020, compared to an effective tax rate of 5.6% at June 30, 2019. Discrete items during the three and six months ended June 30, 2020 primarily related to the impairment of railcar assets (Note 4) of $19.2 million, which resulted in a tax benefit of $4.5 million.

The Company accounts for uncertain tax positions based on an evaluation as to whether it is more likely than not that a position will be sustained on audit, including resolution of any related appeals or litigation processes. This evaluation is based on all available evidence and assumes that the appropriate tax authorities have full knowledge of all relevant information concerning the tax position. Once it has been determined that a tax position is more likely than not to be sustained on its technical merits, the tax benefit recognized is based on the largest amount that is greater than 50% likely of being realized upon ultimate settlement. As of June 30, 2020, the Company had unrecognized tax benefits of $0.3 million, which if recognized, would reduce the Company’s effective tax rate. Total accrued interest relating to unrecognized tax benefits was $0.1 million as of June 30, 2020. The Company does not believe the total amount of unrecognized tax benefits as of June 30, 2020 will change for the remainder of 2020.

(9) Fair Value of Financial Instruments

Fair value represents the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses the following fair value hierarchy when selecting inputs for its valuation techniques, with highest priority given to Level 1:

•Level 1 – quoted prices (unadjusted) in active markets for identical assets or liabilities;

•Level 2 – inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and

•Level 3 – unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The carrying amounts of cash, restricted cash, accounts receivable and accounts payable reflected in the balance sheets as of June 30, 2020 and December 31, 2019, approximate their fair value due to the short-term nature of these financial assets and liabilities. The carrying value of variable-rate debt in the balance sheets as of June 30, 2020 and December 31, 2019 approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.

The principal balance of the Company’s fixed-rate term loans, asset-backed notes and collateralized financing obligations was $143.3 million, $728.0 million and $82.3 million as of June 30, 2020, with a fair value of approximately $144.9 million, $735.9 million and $84.0 million, respectively, based on the fair value of estimated future payments calculated using prevailing interest rates. The fair value of these financial instruments would be categorized as Level 2 in the fair value hierarchy. The principal balance of the Company’s fixed-rate term loans, asset-backed notes and collateralized financing obligations was $148.4 million, $898.2 million and $91.3 million as of December 31, 2019, with a fair value of approximately $151.0 million, $911.0 million and $93.0 million, respectively. Management believes that the balances of the Company’s senior secured notes of $49.7 million and $52.8 million, term loans held by VIE of $33.9 million and $36.5 million, and financing receivable of $63.0 million and $34.4 million as of June 30, 2020 and December 31, 2019, respectively, approximate their fair values. The fair value of these financial instruments would be categorized as Level 2 in the fair value hierarchy.

(10) Commitments and Contingencies

In addition to its debt obligations described in Note 6 above, the Company had commitments to purchase approximately $6.8 million of containers as of June 30, 2020, all in the twelve months ending June 30, 2021.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(11) Stockholders’ Equity

Stock Repurchase Plan

In October 2018, the Company announced that the Board of Directors approved the repurchase of up to three million shares of its outstanding common stock. The number, price, structure and timing of the repurchases, if any, will be at the Company’s sole discretion and will be evaluated by the Company depending on prevailing market conditions, corporate needs, and other factors. The stock repurchases may be made in the open market, block trades or privately negotiated transactions. This stock repurchase program replaces any available prior share repurchase authorization and may be discontinued at any time. The Company did not repurchase any shares under this repurchase plan during the six months ended June 30, 2020. As of June 30, 2020, approximately 1.0 million shares remained available for repurchase under this share repurchase program.

For further information on the Company’s shareholders’ equity, see Note 16 to the consolidated financial statements in the Company’ Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 5, 2020.

(12) Related Parties

The Company is responsible for settling income tax liabilities of certain employees related to stock-based compensation. The Company is then reimbursed for those amounts by the employees. At June 30, 2020 and December 31, 2019, the Company had a liability of $1.2 million representing tax due to the UK tax authorities in respect of an officer of the Company. The Company also included in its balance sheets at June 30, 2020 and December 31, 2019 a current asset of $1.2 million, representing the amount that will be reimbursed to the Company by that officer.

(13) Segment and Geographic Information

The Company organizes itself by the nature of the services it provides which includes equipment leasing (consisting of container leasing and rail leasing) and logistics.

As disclosed in Note 2, the net assets of the Company’s logistics business have been reclassified as held for sale in the accompanying unaudited consolidated balance sheets and the operations of the logistics business have been reclassified as discontinued operations in the accompanying unaudited consolidated statements of operations. As a result, the Company will no longer report Logistics as a segment. The Company revised prior period information to conform to current period presentation.

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

The following tables show condensed segment information for the three and six months ended June 30, 2020 and 2019, reconciled to the Company’s income before income taxes as shown in its consolidated statements of operations for such periods (in thousands):

	Three Months Ended June 30, 2020
	Container Leasing	Rail Leasing	Total
Total revenue	$69,443	$6,282	$75,725
Total operating expenses	36,757	4,401	41,158
Operating income	32,686	1,881	34,567
Net interest and other expenses	16,037	1,461	17,498
Income before income taxes	$16,649	$420	$17,069
Purchase of rental equipment (1)	$5,120	$-	$5,120

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended June 30, 2019
	Container Leasing	Rail Leasing	Total
Total revenue	$74,286	$6,462	$80,748
Total operating expenses	40,026	10,096	50,122
Operating income (loss)	34,260	(3,634)	30,626
Net interest and other expenses	20,144	3,184	23,328
Income (loss) before income taxes	$14,116	$(6,818)	$7,298
Purchase of rental equipment (1)	$59,352	$31,031	$90,383

	Six Months Ended June 30, 2020
	Container Leasing	Rail Leasing	Total
Total revenue	$138,556	$12,085	$150,641
Total operating expenses	73,396	25,775	99,171
Operating income (loss)	65,160	(13,690)	51,470
Net interest and other expenses	34,557	3,566	38,123
Income (loss) before income taxes	$30,603	$(17,256)	$13,347
Purchase of rental equipment (1)	$32,620	-	$32,620

	Six Months Ended June 30, 2019
	Container Leasing	Rail Leasing	Total
Total revenue	$149,797	$14,343	$164,140
Total operating expenses	78,740	8,627	87,367
Operating income	71,057	5,716	76,773
Net interest and other expenses	40,091	7,129	47,220
Income (loss) before income taxes	$30,966	$(1,413)	$29,553
Purchase of rental equipment (1)	$167,442	$64,153	$231,595

(1) Represents cash disbursements for purchasing of rental equipment as reflected in the consolidated statements of cash flows for the periods indicated.

The summary below presents total assets for the Company's segments as of the dates indicated (in thousands):

	June 30, 2020	December 31, 2019
Container leasing	$2,465,139	$2,565,828
Rail	261,874	293,459
Logistics (2)	18,920	42,478
Total assets	$2,745,933	$2,901,765

(2) Represents total assets related to discontinued operations, including assets held for sale of $13.1 million and $37.8 million as of June 30, 2020 and December 31, 2019, respectively.

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

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table represents the geographic allocation of revenue for the periods indicated based on customers’ primary domicile (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Switzerland	$12,472	$12,339	$24,988	$26,387
Singapore	10,098	10,316	19,948	20,350
Korea	9,899	10,684	19,138	20,554
France	7,730	8,881	15,360	17,814
United States	7,439	8,128	14,478	17,778
Other Europe	13,593	15,324	28,833	30,523
Other Asia	13,676	14,667	26,263	29,975
Other International	818	409	1,633	759
Total revenue	$75,725	$80,748	$150,641	$164,140

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

The following table sets forth the reconciliation of basic and diluted net income per share for the three and six months ended June 30, 2020 and 2019 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator
Net income from continuing operations	$13,749	$4,508	$10,876	$22,407
Net loss from discontinued operations	(16,582)	(1,221)	(17,246)	(2,753)
Net (loss) income attributable to CAI common stockholders	$(2,833)	$3,287	$(6,370)	$19,654
Denominator
Weighted-average shares used in per share computation - basic	17,470	17,648	17,451	18,098
Effect of dilutive securities:
Stock options and restricted stock	131	278	190	303
Weighted-average shares used in per share computation - diluted	17,601	17,926	17,641	18,401

Net (loss) income per share attributable to CAI
common stockholders:
Basic
Continuing operations	$0.79	$0.26	$0.62	$1.24
Discontinued operations	(0.95)	(0.07)	(0.99)	(0.15)
Total basic	$(0.16)	$0.19	$(0.37)	$1.09
Diluted
Continuing operations	$0.78	$0.25	$0.62	$1.22
Discontinued operations	(0.94)	(0.07)	(0.98)	(0.15)
Total diluted	$(0.16)	$0.18	$(0.36)	$1.07

Certain options, restricted stock awards and time- and performance-based restricted stock units issued under employee benefit plans are excluded from the computation of diluted earnings per share because they were anti-dilutive. For the three and six months ended June 30, 2020, 654,384 shares and 379,662 shares, respectively, of stock options, restricted stock awards and time- and performance-based restricted stock units were excluded. For the three and six months ended June 30, 2019, 146,116 shares and 126,184 shares, respectively, of stock options, restricted stock awards and time- and performance-based restricted stock units were excluded.

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

Overview

We are one of the world’s leading transportation finance companies. We purchase equipment, primarily intermodal shipping containers and railcars, which we lease to our customers. We also manage equipment for third-party investors. In operating our fleet, we lease, re-lease and dispose of equipment and contract for the repair, repositioning and storage of equipment.

The following tables show the composition of our fleet as of June 30, 2020 and 2019, and our average utilization for the three and six months ended June 30, 2020 and 2019:

	As of June 30,
	2020	2019
Owned container fleet in TEUs	1,597,898	1,553,231
Managed container fleet in TEUs	63,757	69,805
Total container fleet in TEUs	1,661,655	1,623,036

Owned container fleet in CEUs	1,630,054	1,584,456
Managed container fleet in CEUs	79,643	63,492
Total container fleet in CEUs	1,709,697	1,647,948

Owned railcar fleet in units	5,276	5,631

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Average container fleet utilization in CEUs	98.0%	98.8%	98.1%	98.8%
Average owned container fleet utilization in CEUs	98.0%	98.8%	98.2%	98.8%
Average railcar fleet utilization	89.6%	88.1%	87.3%	89.3%

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

Utilization of containers is computed by dividing the average total units on lease during the period in CEUs, by the average total CEUs in our container fleet during the period. Utilization of railcars is computed by dividing the average number of railcars on lease during the period by the average total number of railcars in our fleet during the period. In both cases, the total fleet excludes new units not yet leased and off-hire units designated for sale. If new units not yet leased are included in the total fleet, utilization would be 96.1% and 96.0% for both the total and owned container fleet, and 86.6% and 84.3% for the railcar fleet, for the three and six months ended June 30, 2020, respectively.

COVID-19 Pandemic

The COVID-19 pandemic continues to have a meaningful impact on global trade and our business. The pandemic and related work, travel, and social restrictions have resulted in a sharp decrease in global economic and trade activity, and a decline in container volumes during the second quarter. As a result, container leasing demand was weak during the first half of the year. We have seen increased leasing demand in July as COVID-related restrictions have eased in Europe and the United States, but it is too early to tell whether this rebound in leasing demand will be sustained.

We have been concerned that the sharp decrease in global container volumes this year would increase the financial challenges facing our customers and lead to increased credit risk. While we are not yet through the pandemic, container freight rates and the financial performance of our customers have generally held up better than anticipated. All the major shipping lines have taken aggressive actions to reduce their deployed vessel capacity, decreasing their network expenses and mitigating rate pressure from reduced freight volumes. The large decrease in bunker fuel prices has also been very helpful to their financial performance. However, there is no certainty that our customers will continue to be able to manage through the challenges of the COVID-19 environment. We continue to closely monitor our customers’ payment performance and expect our customer credit risk will remain elevated as long as economic and trade disruptions persist.

For additional information regarding the risk and uncertainties that we could encounter as a result of the COVID-19 pandemic and related global conditions, see “The continued spread of the COVID-19 pandemic may have a material adverse impact on our business, financial condition and results of operations” in Item 1A. “Risk Factors” in this Quarterly Reports on Form 10-Q.

Change in Chief Executive Officer

In June 2020, the Board terminated Victor M. Garcia as President and Chief Executive Officer of the Company and promoted Timothy B. Page to Executive Vice President, and Interim President and Chief Executive Officer of the Company. The Board is actively searching for a permanent replacement for its Chief Executive Officer.

Discontinued Operations

We committed to a plan to sell our logistics business during the quarter ended June 30, 2020. We expect a sale to be completed before the end of 2020. As a result, the logistics assets and liabilities have been reclassified as held for sale and the operations of the logistics business have been reclassified as discontinued operations in the unaudited consolidated financial statements in this Quarterly Report on Form 10-Q. All prior periods presented in the unaudited consolidated financial statements have been restated to reflect the reclassification. See Note 2 – Discontinued Operations to the consolidated financial statements in this Quarterly Report on Form 10-Q for more information.

Results of Operations - Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30,		Change
	2020	2019	Amount	Percent
Total revenue	$75,725	$80,748	$(5,023)	(6)%
Operating expenses	41,158	50,122	(8,964)	(18)%
Total other expenses	17,498	23,328	(5,830)	(25)%
Net (loss) income attributable to CAI common stockholders	(2,833)	3,287	(6,120)	(186)%

The decrease in total revenue for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, was primarily attributable to a $4.8 million, or 7%, decrease in container lease revenue. The decrease in operating expenses for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, was primarily the result of a $6.8 million, or 92%, decrease in impairment charges related to our rail assets, a $1.0 million, or 3%, decrease in depreciation expense, a $1.8 million, or 695%, decrease in gain on sale of rental equipment, and a $0.7 million, or 8%, decrease in administrative expenses, partially offset by a $1.3 million, or 25% increase in storage, handling and other expenses.

Total other expenses for the three months ended June 30, 2020 decreased compared with the three months ended June 30, 2019, primarily due to a $5.6 million, or 24%, decrease in net interest expense. Total dividends of $2.2 million on our preferred stock were recorded in both the three months ended June 30, 2020 and 2019.

The decrease in revenue and the net loss from discontinued operations, partially offset by the decrease in operating expenses and total other expenses resulted in a decrease in net income attributable to CAI common stockholders for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, of $6.1 million.

Container lease revenue

	Three Months Ended June 30,		Change
($ in thousand)	2020	2019	Amount	Percent
Container lease revenue	$69,443	$74,286	$(4,843)	(7)%

The decrease in container lease revenue for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was mainly attributable to a $3.9 million decrease in rental revenue resulting from a 6% reduction in average owned container per diem rental rates and a $3.3 million decrease in rental revenue arising from a change to cash-based revenue recognition for a certain customer due to collectability issues, partially offset by a $1.2 million increase in rental revenue resulting from a 2% increase in the average number of CEUs of on-lease owned containers and a $0.4 million increase in interest income on finance leases and financing receivables.

Rail lease revenue

	Three Months Ended June 30,		Change
($ in thousand)	2020	2019	Amount	Percent
Rail lease revenue	$6,282	$6,462	$(180)	(3)%

Rail lease revenue for the three months ended June 30, 2020 remained relatively consistent with the three months ended June 30, 2019.

Depreciation of rental equipment

	Three Months Ended June 30,		Change
($ in thousand)	2020	2019	Amount	Percent
Container leasing	$26,750	$27,938	$(1,188)	(4)%
Rail leasing	2,096	1,878	218	12%
	$28,846	$29,816	$(970)	(3)%

Container leasing

Depreciation expense for the three months ended June 30, 2020 decreased compared to the three months ended June 30, 2019, primarily attributable to a 1% decrease in the average size of our owned container fleet during the last twelve months and 22% of containers purchased during the same period being used, which depreciate at a lower rate or are already fully depreciated.

Rail leasing

Depreciation expense for the three months ended June 30, 2020 remained relatively consistent with the three months ended June 30, 2019.

Impairment of rental equipment

	Three Months Ended June 30,		Change
($ in thousand)	2020	2019	Amount	Percent
Rail leasing	$557	$7,323	$(6,766)	(92)%

An impairment charge of $7.3 million was recognized during the three months ended June 30, 2019 to reduce the book value of the railcar portfolio, on an individual basis, to the lower of its net book value or its estimated fair value at the date when the decision was made to sell the assets of the railcar business.

Storage, handling and other expenses

	Three Months Ended June 30,		Change
($ in thousand)	2020	2019	Amount	Percent
Container leasing	$5,163	$4,063	$1,100	27%
Rail leasing	1,311	1,136	175	15%
	$6,474	$5,199	$1,275	25%

Container leasing

The increase in storage, handling and other expenses for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily attributable to a $1.1 million increase in storage and repair expenses due to an increase in the average size of the off-lease fleet.

Rail leasing

Storage, handling and other expenses for the three months ended June 30, 2020 remained relatively consistent with the three months ended June 30, 2019.

Gain (loss) on sale of rental equipment

	Three Months Ended June 30,		Change
($ in thousand)	2020	2019	Amount	Percent
Container leasing	$1,788	$(1,006)	$2,794	278%
Rail leasing	320	1,271	(951)	75%
	$2,108	$265	$1,843	(695)%

Container leasing

The increase in gain on sale of rental equipment for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was mainly attributable to a $2.6 million net selling loss recognized at the commencement of a finance lease during the quarter ended June 30, 2019.

Rail leasing

The decrease in gain on sale of rental equipment for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was mainly attributable to a 13% decrease in the number of railcars sold and a 44% decrease in the average sale price per unit between the two periods.

Administrative expenses

	Three Months Ended June 30,		Change
($ in thousand)	2020	2019	Amount	Percent
Container leasing	$6,633	$7,019	$(386)	(5)%
Rail leasing	756	1,030	(274)	(27)%
	$7,389	$8,049	$(660)	(8)%

Container leasing

The decrease in administrative expenses for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily attributable to a $2.0 million decrease in bad debt expense due to cash receipts from a previously reserved customer, partially offset by a $1.5 million increase in severance costs associated with the change in our Chief Executive Officer.

Rail leasing

The decrease in administrative expenses for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily attributable to a $0.4 million decrease in bad debt expense due to improved cash collection from customers.

Other expenses

	Three Months Ended June 30,		Change
($ in thousand)	2020	2019	Amount	Percent
Net interest expense	$17,595	$23,209	$(5,614)	(24)%
Other (income) expense	(97)	119	(216)	182%
	$17,498	$23,328	$(5,830)	(25)%

Net interest expense

The decrease in net interest expense for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was due primarily to a decrease in the average interest rate on our outstanding debt from approximately 3.9% as of June 30, 2019 to 2.9% as of June 30, 2020, caused primarily by a decrease in LIBOR, as well as a decrease in our average loan principal balance between the two periods, as we decreased acquisition activity for rental equipment.

Other (income) expense

Other income, representing a gain on foreign exchange of $0.1 million for the three months ended June 30, 2020, decreased from a loss of $0.1 million for the three months ended June 30, 2019, primarily as a result of movements in the U.S. Dollar exchange rate against the Euro.

Income tax expense

	Three Months Ended June 30,		Change
($ in thousand)	2020	2019	Amount	Percent
Income tax expense	$1,113	$583	$530	91%

The increase in income tax expense for the three months ended June 30, 2020 compared to three months ended June 30, 2019 was mainly attributable to an increase in the estimated effective tax rate. The full-year estimated effective tax rate was 8.2% at June 30, 2020, compared to an effective tax rate of 5.6% at June 30, 2019. The increase in the estimated full-year effective tax rate was primarily due to an increase in the amount of interest income generated by foreign finance leases subject to both foreign and U.S. income tax.

Preferred stock dividends

	Three Months Ended June 30,		Change
($ in thousand)	2020	2019	Amount	Percent
Preferred stock dividends	$2,207	$2,207	$-	-%

Preferred stock dividends for the three months ended June 30, 2020 remained consistent with the three months ended June 30, 2019.

Loss from discontinued operations

	Three Months Ended June 30,		Change
	2020	2019	Amount	Percent
Logistics revenue	$22,648	$29,802	$(7,154)	(24)%
Operating expenses	42,117	31,410	10,707	34%
Interest income	3	4	(1)	(25)%
Net loss from discontinued operations	(16,582)	(1,221)	(15,361)	1,258%

The decrease in logistics revenue for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, was primarily attributable to a decrease in volume and rates in our intermodal and truck brokerage operations. The increase in operating expenses for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, was mainly a result of an $18.5 million loss on classification as held for sale recorded during the quarter ended June 30, 2020, primarily due to the write down of goodwill and intangible assets, partially offset by a $6.6 million, or 25%, decrease in logistics transportation costs, primarily attributable to a decrease in volume and rates.

Results of Operations - Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019 (dollars in thousands):

	Six Months Ended June 30,		Change
	2020	2019	Amount	Percent
Total revenue	$150,641	$164,140	$(13,499)	(8)%
Operating expenses	99,171	87,367	11,804	14%
Total other expenses	38,123	47,220	(9,097)	(19)%
Net income attributable to CAI common stockholders	(6,370)	19,654	(26,024)	(132)%

The decrease in total revenue for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, was attributable to an $11.2 million, or 8%, decrease in container lease revenue and a $2.3 million, or 16%, decrease in rail lease revenue. The increase in operating expenses for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, was primarily the result of a $12.4 million, or 169%, increase in impairment charges related to our rail assets, a $5.4 million, or 59% decrease in gain on sale of rental equipment, and a $1.9 million, or 18% increase in storage, handling and other expenses, partially offset by a $5.7 million, or 9%, decrease in depreciation expense and a $2.2 million, or 13% decrease in administrative expenses.

Total other expenses for the six months ended June 30, 2020 decreased compared with the six months ended June 30, 2019, primarily due to a $9.1 million, or 19%, decrease in net interest expense. Total dividends of $4.4 million on our preferred stock were recorded in both the six months ended June 30, 2020 and 2019.

The decrease in revenue, increase in operating expenses, and net loss from discontinued operations, partially offset by the decrease in total other expenses resulted in a decrease in net income attributable to CAI common stockholders for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, of $26.0 million.

Container lease revenue

	Six Months Ended June 30,		Change
($ in thousand)	2020	2019	Amount	Percent
Container lease revenue	$138,556	$149,797	$(11,241)	(8)%

The decrease in container lease revenue for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was mainly attributable to a $9.5 million decrease in rental revenue resulting from a 7% reduction in average owned container per diem rental rates, a $0.7 million decrease in repair fee revenue, and a $6.6 million decrease in rental revenue arising from a change to cash-based revenue recognition for a certain customer due to collectability issues, partially offset by a $4.7 million increase in rental revenue resulting from a 4% increase in the average number of CEUs of on-lease owned containers and a $0.8 million increase in interest on financing receivable.

Rail lease revenue

	Six Months Ended June 30,		Change
($ in thousand)	2020	2019	Amount	Percent
Rail lease revenue	$12,085	$14,343	$(2,258)	(16)%

The decrease in rail lease revenue for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was mainly attributable to a 18% decrease in the average size of the on-lease railcar fleet, caused primarily by the sale of railcars.

Depreciation of rental equipment

	Six Months Ended June 30,		Change
($ in thousand)	2020	2019	Amount	Percent
Container leasing	$53,798	$56,350	$(2,552)	(5)%
Rail leasing	2,096	5,249	(3,153)	(60)%
	$55,894	$61,599	$(5,705)	(9)%

Container leasing

Depreciation expense for the six months ended June 30, 2020 decreased compared to the six months ended June 30, 2019. While there was a 2% increase in the average size of our owned container fleet during the last twelve months, 22% of containers purchased during the same period were used, which depreciate at a lower rate or are already fully depreciated.

Rail leasing

The decrease in depreciation expense for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily attributable to differences in the timing of railcar assets being held for sale, during which time no depreciation was charged. Railcar assets were classified as held for sale for three months during the six months ended June 30, 2020, compared to one month during the six months ended June 30, 2019. There was also a 14% decrease in the average size of the railcar fleet during the last twelve months.

Impairment of rental equipment

	Six Months Ended June 30,		Change
($ in thousand)	2020	2019	Amount	Percent
Rail leasing	$19,724	$7,323	$12,401	169%

An impairment charge of $7.3 million was recognized during the six months ended June 30, 2019 to reduce the book value of the railcar portfolio, on an individual basis, to the lower of its net book value or its estimated fair value at the date when the decision was made to sell the assets of the railcar business. The impairment charge for the six months ended June 30, 2020 included a charge of $19.2 million that was recognized during the three months ended March 31, 2020, when the held for sale criteria for the railcar assets were no longer met. The impairment reduced the book value of the railcar portfolio, on an individual basis, to the lower of its net book value had the assets not been classified as held for sale, or its estimated fair value at the date when the decision was made not to sell the assets of the railcar business. For additional information on the impairment, see Note 4 to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Storage, handling and other expenses

	Six Months Ended June 30,		Change
($ in thousand)	2020	2019	Amount	Percent
Container leasing	$9,592	$7,959	$1,633	21%
Rail leasing	2,630	2,360	270	11%
	$12,222	$10,319	$1,903	18%

Container leasing

The increase in storage, handling and other expenses for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily attributable to a $1.6 million increase in storage and repair expenses due to an increase in the average size of the off-lease fleet.

Rail leasing

Storage, handling and other expenses for the six months ended June 30, 2020 remained relatively consistent with the six months ended June 30, 2019.

Gain on sale of rental equipment

	Six Months Ended June 30,		Change
($ in thousand)	2020	2019	Amount	Percent
Container leasing	$3,435	$436	$2,999	688%
Rail leasing	287	8,661	(8,374)	(97)%
	$3,722	$9,097	$(5,375)	(59)%

Container leasing

The increase in gain on sale of rental equipment for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was mainly attributable to a $2.6 million net selling loss recognized at the commencement of a finance lease during the quarter ended June 30, 2019.

Rail leasing

The decrease in gain on sale of rental equipment for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was mainly attributable to a 91% increase in the number of railcars sold between the two periods, primarily due to the sale of 1,946 railcars on February 26, 2019, resulting in a gain on sale of $7.0 million.

Administrative expenses

	Six Months Ended June 30,		Change
($ in thousand)	2020	2019	Amount	Percent
Container leasing	$13,442	$14,867	$(1,425)	(10)%
Rail leasing	1,611	2,356	(745)	(32)%
	$15,053	$17,223	$(2,170)	(13)%

Container leasing

The decrease in administrative expenses for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily attributable to a $3.8 million decrease in bad debt expense due to cash receipts from a previously reserved customer, partially offset by a $1.5 million increase in severance costs associated with the change in our Chief Executive Officer and an increase of $1.2 million in professional fees due to the strategic review process.

Rail leasing

The decrease in administrative expenses for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily attributable to a $0.5 million decrease in bad debt expense due to improved collection efforts and a $0.2 million decrease in payroll-related costs, largely due to decreased incentive-based compensation expense.

Other expenses

	Six Months Ended June 30,		Change
($ in thousand)	2020	2019	Amount	Percent
Net interest expense	$37,974	$47,063	$(9,089)	(19)%
Other expense	149	157	(8)	(5)%
	$38,123	$47,220	$(9,097)	(19)%

Net interest expense

The decrease in net interest expense for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was due primarily to a decrease in the average interest rate on our outstanding debt from approximately 3.9% as of June 30, 2019 to 2.9% as of June 30, 2020, caused primarily by a decrease in LIBOR, as well as a decrease in our average loan principal balance between the two periods, as we decreased acquisition activity for rental equipment.

Other expense

Other expense for the six months ended June 30, 2020 remained relatively consistent with the six months ended June 30, 2019.

Income tax expense

	Six Months Ended June 30,		Change
($ in thousand)	2020	2019	Amount	Percent
Income tax (benefit) expense	$(1,943)	$2,732	$(4,675)	(171)%

The decrease in income tax expense for the six months ended June 30, 2020 compared to six months ended June 30, 2019 was mainly attributable to a discrete tax benefit of $4.5 million resulting from the impairment of railcar assets charge of $19.2 million during the three months ended March 31, 2020, partially offset by an increase in the estimated effective tax rate. The full-year estimated effective tax rate before discrete items was 8.2% at June 30, 2020, compared to an effective tax rate of 5.6% at June 30, 2019. The increase in the estimated full-year effective tax rate before discrete items was primarily due to an increase in the amount of interest income generated by foreign finance leases subject to both foreign and U.S. income tax.

Preferred stock dividends

	Six Months Ended June 30,		Change
($ in thousand)	2020	2019	Amount	Percent
Preferred stock dividends	$4,414	$4,414	$-	-%

Preferred stock dividends for the six months ended June 30, 2020 remained consistent with the six months ended June 30, 2019.

Loss from discontinued operations

	Six Months Ended June 30,		Change
	2020	2019	Amount	Percent
Logistics revenue	$52,754	$57,518	$(4,764)	(8)%
Operating expenses	73,094	61,151	11,943	20%
Interest income	6	8	(2)	(25)%
Net loss from discontinued operations	(17,246)	(2,753)	(14,493)	526%

The decrease in logistics revenue for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, was primarily attributable to a decrease in volume and a decrease in rates in our intermodal and truck brokerage operations. The increase in operating expenses for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, was mainly a result of an $18.5 million loss on classification as held for sale recorded during the quarter ended June 30, 2020, primarily due to the write down of goodwill and intangible assets, partially offset by a $4.3 million, or 8%, decrease in logistics transportation costs, primarily attributable to a decrease in volume.

Liquidity and Capital Resources

As of June 30, 2020, we had cash and cash equivalents of $70.1 million, including $27.7 million of cash held by variable interest entities (VIEs) and $22.2 million of restricted cash. Our principal sources of liquidity are cash in-flows provided by operating activities, proceeds from the sale of rental equipment, borrowings from financial institutions, and equity and debt offerings. Our cash in-flows are used to finance capital expenditures and meet debt service requirements.

As of June 30, 2020, our outstanding indebtedness and current maximum borrowing level was as follows (in thousands):

	Current	Current
	Amount	Maximum
	Outstanding	Borrowing Level
Revolving credit facilities	$856,061	$1,378,074
Term loans	241,704	241,704
Senior secured notes	49,720	49,720
Asset-backed notes	728,027	728,027
Collateralized financing obligations	82,263	82,263
Term loans held by VIE	33,887	33,887
	1,991,662	2,513,675
Debt issuance costs	(12,102)	-
Total	$1,979,560	$2,513,675

As of June 30, 2020, we had $521.9 million in availability under our revolving credit facilities (net of $0.1 million in letters of credit), subject to our ability to meet the collateral requirements under the agreements governing the facilities. Based on the borrowing base and collateral requirements at June 30, 2020, the borrowing availability under our revolving credit facilities was $162.7 million, assuming no additional contributions of assets.

We reduced the maximum credit commitment under the Rail revolving credit facility on July 2, 2020 from $250 million to $150 million.

In early July 2020, we entered into an interest rate swap fixing $500 million of our variable rate debt. Approximately 77% of our debt is now fixed rate.

For further information on our debt instruments, see Note 6 to the consolidated financial statements in this Quarterly Report on Form 10-Q and Note 10 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 5, 2020.

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

In addition to customary events of default, the agreements governing our indebtedness contain restrictive covenants, including limitations on certain liens, indebtedness and investments.  In addition, the agreements governing our indebtedness contain various restrictive financial and other covenants.  The financial covenants in the agreements governing our indebtedness require us to maintain: (1) in the case of our debt facilities, a consolidated funded debt to consolidated tangible net worth ratio of no more than 3.75:1.00, and in the case of our asset-backed notes, of no more than 4.50:1.00; and (2) in the case of our debt facilities, a fixed charge coverage ratio of at least 1.20:1.00, and in the case of our asset-backed notes, of at least 1.10:1.00. As of June 30, 2020, we were in compliance with all of our financial and other covenants and we expect to remain in compliance for at least the next twelve months.

Cash Flows

The following table sets forth certain cash flow information for the six months ended June 30, 2020 and June 30, 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Net (loss) income	$(1,956)	$24,068
Net income from continuing operations adjusted for non-cash items	84,058	93,397
Changes in working capital	39,253	26,480
Net cash provided by operating activities of continuing operations	123,311	119,877
Net cash used in investing activities of continuing operations	(3,084)	(46,734)
Net cash used in financing activities of continuing operations	(125,541)	(60,930)
Net cash provided by (used in) discontinued operations	2,314	(2,098)
Effect on cash of foreign currency translation	(189)	(77)
Net (decrease) increase in cash and restricted cash	(3,189)	10,038
Cash and restricted cash at beginning of period	73,239	75,983
Cash and restricted cash at end of period	$70,050	$86,021

Cash Flows from Continuing Operations

Operating Activities

Net cash provided by operating activities of continuing operations was $123.3 million for the six months ended June 30, 2020, an increase of $3.4 million compared to $119.9 million for the six months ended June 30, 2019. The increase was due to a $12.8 million increase in our net working capital adjustments, partially offset by a $9.3 million decrease in income from continuing operations as adjusted for depreciation, impairment and other non-cash items. The decrease of $9.3 million in income from continuing operations as adjusted for non-cash items was primarily due to a decrease of $11.5 million in income from continuing operations, a decrease of $5.3 million in depreciation expense, a decrease of $5.3 million in deferred income taxes, and a decrease of $4.3 million in bad debt expense due to receipt of payments from a previously reserved customer, partially offset by an increase of $12.4 million in impairment of rental equipment and a $5.4 million decrease in gain on sale of rental equipment due to a large sale of railcars in the prior year.

Net working capital provided by operating activities of $39.3 million in the six months ended June 30, 2020, was due to a $35.7 million decrease in net investment in finance leases, primarily due to receipt of principal payments and a $4.4 million decrease in accounts receivable, primarily caused by the timing of cash receipts from customers, partially offset by a $1.1 million decrease in accounts payable, accrued expenses and other liabilities, primarily caused by the timing of payments. Net working capital provided by operating activities of $26.5 million in the six months ended June 30, 2019 was due to a $32.8 million decrease in net investment in finance leases, primarily due to receipt of principal payments, and a $1.2 million decrease in accounts receivable, primarily caused by the timing of cash receipts from customers, partially offset by a $3.6 million decrease in accounts payable, accrued expenses and other liabilities, primarily caused by the timing of payments, a $2.1 million increase in prepaid expenses and other current assets, primarily as a result of timing of payments and a $1.9 million decrease in unearned revenue.

Investing Activities

Net cash used in investing activities of continuing operations was $3.1 million for the six months ended June 30, 2020, a decrease of $43.7 million compared to $46.7 million for the six months ended June 30, 2019. The decrease in cash used was primarily attributable to a $199.0 million decrease in purchase of rental equipment and a $5.5 million decrease in purchase of financing receivable, partially offset by a $161.9 million decrease in proceeds from sale of rental equipment.

Financing Activities

Net cash used in financing activities of continuing operations was $125.5 million for the six months ended June 30, 2020, an increase of $64.6 million compared to net cash used in financing activities of $60.9 million for the six months ended June 30, 2019. During the six months ended June 30, 2020, our net cash outflow from borrowings was $121.3 million compared to $22.2 million for the six months ended June 30, 2019. The increase in net cash outflow from borrowings was partially offset by a decrease of $34.1 million in the repurchase of common stock.

Cash Flows from Discontinued Operations

Net cash provided by discontinued operations was $2.3 million for the six months ended June 30, 2020, an increase of $4.4 million compared to net cash used by discontinued operations of $2.1 million for the six months ended June 30, 2019. The increase in cash was primarily attributable to a $4.3 million increase in net cash provided by operating activities of discontinued operations, mainly resulting from a decrease in accounts receivable due to a decrease in the volume of sales between the two periods.

Equity Transactions

Stock Repurchase Plan

In October 2018, we announced that our Board of Directors approved the repurchase of up to three million shares of our outstanding common stock. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and will be evaluated by us depending on prevailing market conditions, corporate needs, and other factors. The stock repurchases may be made in the open market, block trades or privately negotiated transactions. This stock repurchase program replaces any available prior share repurchase authorization and may be discontinued at any time. We did not repurchase any shares under this repurchase plan during the six months ended June 30, 2020. As of June 30, 2020, approximately 1.0 million shares remained available for repurchase under our share repurchase program.

Common Stock At-the-Market (ATM) Offering Program

In October 2017, we commenced an ATM offering program with respect to our common stock, which allows us to issue and sell up to 2.0 million shares of our common stock. We did not issue any shares under this ATM program during the six months ended June 30, 2020. We have remaining capacity to issue up to approximately 1.0 million of additional shares of common stock under this ATM offering program.

Series A Preferred Stock ATM Offering Program

In May 2018, we commenced an ATM offering program with respect to our Series A Preferred Stock, which allows us to issue and sell up to 2.2 million shares of our Series A Preferred Stock. We did not issue any shares under this ATM program during the six months ended June 30, 2020. We have remaining capacity to issue up to approximately 1.8 million of additional shares of Series A Preferred Stock under this ATM offering program.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments by due date as of June 30, 2020 (in thousands):

	Payments Due by Period
		Less than	1-2	2-3	3-4	4-5	More than
	Total	1 year	years	years	years	years	5 years
Total debt obligations:
Revolving credit facilities	$856,061	$23,561	$-	$695,000	$137,500	$-	$-
Term loans	241,704	97,518	43,886	28,800	71,500	-	-
Senior secured notes	49,720	6,110	6,110	37,500	-	-	-
Asset-backed notes	728,027	94,547	94,547	94,547	94,547	94,547	255,292
Collateralized financing obligations	82,263	27,808	36,971	-	-	-	17,484
Term loans held by VIE	33,887	5,367	5,599	5,841	6,096	6,355	4,629
Interest on debt and capital lease obligations (1)	192,516	53,768	46,387	39,928	18,796	12,900	20,737
Rental equipment payable	3,356	3,356	-	-	-	-	-
Rent, office facilities and equipment	6,498	2,816	2,639	674	308	61	-
Equipment purchase commitments - Containers	6,762	6,762	-	-	-	-	-
Total contractual obligations	$2,200,794	$321,613	$236,139	$902,290	$328,747	$113,863	$298,142

(1)Our estimate of interest expense commitment includes $42.8 million relating to our revolving credit facilities, $17.4 million relating to our term loans, $5.3 million relating to our senior secured notes, $116.1 million relating to our asset-back notes, $6.5 million relating to our collateralized financing obligations, and $4.5 million relating to our term loans held by VIE. The calculation of interest commitment related to our debt assumes the following weighted-average interest rates as of June 30, 2020: revolving credit facilities, 1.7%; term loans, 3.6%; senior secured notes, 4.9%; asset-backed notes, 4.1%; collateralized financing obligations, 0.8%; and term loans held by VIE, 4.2%. These calculations assume that weighted-average interest rates will remain at the same level over the next five years. We expect that interest rates will vary over time based upon fluctuations in the underlying indexes upon which these rates are based, including the potential discontinuation of LIBOR after 2021.

Off-Balance Sheet Arrangements

As of June 30, 2020, we had no material off-balance sheet arrangements or obligations that have or are reasonably likely to have a current or future effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the six months ended June 30, 2020. See Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 5, 2020.

Recent Accounting Pronouncements

The most recent adopted accounting pronouncements are described in Note 1 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in foreign exchange rates and interest rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Foreign Exchange Rate Risk. Although we have significant foreign-based operations, the U.S. Dollar is our primary operating currency. Thus, most of our revenue and expenses are denominated in U.S. Dollars. We have equipment sales in British Pound Sterling, Euros and Japanese Yen and incur overhead costs in foreign currencies, primarily in British Pound Sterling and Euros. During the six months ended June 30, 2020, the U.S. Dollar increased in value in relation to other major foreign currencies (such as the Euro and British Pound Sterling). The increase in the relative value of the U.S. Dollar has decreased our revenues and expenses denominated in foreign currencies. The associated decrease in the value of certain foreign currencies as compared to the U.S. Dollar has also caused assets held at some of our foreign subsidiaries to decrease in value when translated to US dollars. We recognized a gain on foreign exchange of $0.1 million and a loss on foreign exchange of $0.1 million for the three and six months ended June 30, 2020, respectively. A 10% change in foreign exchange rates would not have a material impact on our financial position, results of operations or cash flows.

Interest Rate Risk. The nature of our business exposes us to market risk arising from changes in interest rates to which our variable-rate debt is linked. As of June 30, 2020, the principal amount of debt outstanding under the variable-rate arrangements of our revolving credit facilities was $856.1 million. In addition, at June 30, 2020, we had balances on our variable-rate term loans of $98.4 million. As of June 30, 2020, our total outstanding variable-rate debt was $954.5 million, which represented 48% of our total debt at that date. The average interest rate on our variable-rate debt was 1.8% as of June 30, 2020, based on LIBOR plus a margin based on certain conditions set forth in our debt agreements.

A 1.0% increase or decrease in underlying interest rates for these debt obligations would increase or decrease interest expense by approximately $9.5 million annually assuming debt remains constant at June 30, 2020 levels.

In early July 2020, we entered into an interest rate swap fixing $500 million of our variable rate debt. Approximately 77% of our debt is now fixed rate.

ITEM 4.  CONTROLS AND PROCEDURES

Management Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the Exchange Act), we carried out an evaluation, under the supervision and with the participation of our management, including our Executive Vice President, and Interim President and Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Executive Vice President, and Interim President and Chief Executive Officer concluded that as of June 30, 2020 our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting described in management’s annual report on internal control over financial reporting in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Except as noted above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act) that occurred during the quarter ended June 30, 2020, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The ongoing COVID-19 pandemic has resulted in a significant impact to businesses and supply chains globally. The imposition of work and travel restrictions, as well as other actions by government authorities to contain the outbreak, have led to extended shutdowns of certain businesses, lower factory production, reduced volumes of global imports and exports and disruptions both of global and domestic transportation. The supply chain disruptions and government actions to counter the pandemic further exacerbated financial challenges faced by our shipping line and other customers. Additionally, the economic uncertainty created by the pandemic is affecting demand in several manufacturing sectors and has resulted in a slowdown in the global economy, the extent and duration of which are uncertain. Further, in response to the pandemic, many businesses, including ourselves, have implemented remote working arrangements for their employees during the first quarter of 2020 that may continue, in whole or in part, for an extended period. Risks associated with the COVID-19 pandemic on our business include, but are not limited to:

•increased credit concerns relating to our shipping lines, rail shippers and logistics customers as they face reduced demand, operational disruptions and increased costs relating to the pandemic, including the risk of bankruptcy or significant payments defaults or delays;

•further reduced demand for rental equipment and increased pressure on lease rates;

•reduced demand for sale of rental equipment;

•reduced demand for logistics services, both internationally and domestically;

•disruption to carriers impacting our ability to provide logistics services to our customers;

•operational issues that could prevent our rental equipment from being discharged or picked up in affected areas or in other locations after having visited affected areas for a prolonged period of time;

•business community risks associated with the transition to remote working arrangements, including increased cybersecurity risks, internet capacity constraints or other systems problems, and unanticipated difficulties or delays in our financial reporting processes;

•liquidity risks, including that disruptions in financial markets as a result of the pandemic may increase the cost and availability of capital, and the risk of non-compliance with financial covenants in debt agreements;

•potential impacts on key management, including health impacts and distractions caused by the pandemic response; and

•potential impacts on business relationships due to restrictions on travel.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2020 – April 30, 2020	-	$-	-	1,000,000
May 1, 2020 – May 31, 2020(2)	2,648	15.58	-	1,000,000
June 1, 2020 – June 30, 2020	-	-	-	1,000,000
Total	2,648	$15.58	-	1,000,000

(1)On October 8, 2018, we announced that our Board of Directors had approved the repurchase of up to three million shares of outstanding common stock. The repurchase plan does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. As of June 30, 2020, 1.0 million shares remained available for repurchase under our share repurchase plan.

(2)Represents shares withheld by the Company to satisfy the tax obligations of certain of our employees upon the vesting of restricted stock awards.

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

3.5	Amended and Restated Bylaws of CAI International, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 10, 2009).
31.1	Certification of principal executive officer and principal financial officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer and principal financial officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019, (iv) Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAI International, Inc.
(Registrant)

August 7, 2020	/s/ TIMOTHY B. PAGE
Timothy B. Page
Executive Vice President, Interim President and Chief Executive Officer
(Principal Executive and Financial Officer)