Form 10-Q
period 2020-09-30
CAI International, Inc.
filed 2020-11-02
CIK 1388430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	October 31, 2020
Common Stock, $0.0001 par value per share	17,742,443 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAI INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

(UNAUDITED)

	September 30,	December 31,
	2020	2019
Assets
Current assets
Cash	$15,516	$19,870
Current portion of restricted cash	316,915	-
Cash held by variable interest entities	26,784	26,594
Accounts receivable, net of allowance for doubtful accounts of $418 and
$7,671 at September 30, 2020 and December 31, 2019, respectively	65,574	72,984
Current portion of net investment in finance leases	75,240	71,274
Prepaid expenses and other current assets	15,746	9,606
Assets held for sale	-	37,781
Total current assets	515,775	238,109
Restricted cash	23,232	26,775
Rental equipment, net of accumulated depreciation of $676,330 and
$620,990 at September 30, 2020 and December 31, 2019, respectively	2,018,142	2,102,839
Net investment in finance leases	455,168	496,094
Financing receivable	51,384	30,693
Other non-current assets	5,493	7,255
Total assets (1)	$3,069,194	$2,901,765

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$3,868	$4,534
Accrued expenses and other current liabilities	26,423	25,206
Unearned revenue	6,851	6,405
Current portion of debt	502,013	218,094
Rental equipment payable	89,634	25,137
Liabilities held for sale	-	8,752
Total current liabilities	628,789	288,128
Debt	1,706,170	1,880,122
Derivative instruments	1,820	-
Deferred income tax liability	29,626	35,376
Other non-current liabilities	3,759	4,899
Total liabilities (2)	2,370,164	2,208,525

Stockholders' equity
Preferred stock, par value $0.0001 per share; authorized 10,000,000
8.50% Series A fixed-to-floating rate cumulative redeemable perpetual preferred stock, issued and
outstanding 2,199,610 shares, at liquidation preference	54,990	54,990
8.50% Series B fixed-to-floating rate cumulative redeemable perpetual preferred stock, issued and
outstanding 1,955,000 shares, at liquidation preference	48,875	48,875
Common stock, par value $0.0001 per share; authorized 84,000,000 shares; issued and outstanding
17,742,443 and 17,479,127 shares at September 30, 2020 and December 31, 2019, respectively	2	2
Additional paid-in capital	106,990	102,709
Accumulated other comprehensive loss	(7,560)	(6,630)
Retained earnings	495,733	493,294
Total stockholders' equity	699,030	693,240
Total liabilities and stockholders' equity	$3,069,194	$2,901,765

(1)Total assets at September 30, 2020 and December 31, 2019 include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash, $26,784 and $26,594; Net investment in finance leases, $3,326 and $4,790; and Rental equipment, net of accumulated depreciation, $84,938, and $101,907, respectively.

(2)Total liabilities at September 30, 2020 and December 31, 2019 include the following VIE liabilities for which the VIE creditors do not have recourse to CAI International, Inc.: Current portion of debt, $33,899 and $26,931; Debt, $74,602 and $100,849, respectively.

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Container lease revenue	$73,890	$75,535	$212,446	$225,332
Rail lease revenue	5,162	5,871	17,247	20,214
Total revenue	79,052	81,406	229,693	245,546

Operating expenses
Depreciation of rental equipment	30,428	28,030	86,322	89,629
Impairment of rental equipment	-	25,632	19,724	32,955
Storage, handling and other expenses	6,686	8,125	18,908	18,444
Gain on sale of rental equipment	(2,729)	(3,168)	(6,451)	(12,265)
Administrative expenses	6,388	9,278	21,441	26,501
Total operating expenses	40,773	67,897	139,944	155,264

Operating income	38,279	13,509	89,749	90,282

Other expenses
Net interest expense	16,630	23,102	54,604	70,165
Write-off of debt issuance costs	3,641	-	3,641	-
Other (income) expense	(306)	380	(157)	537
Total other expenses	19,965	23,482	58,088	70,702

Income (loss) before income taxes	18,314	(9,973)	31,661	19,580
Income tax expense (benefit)	1,349	(4,830)	(594)	(2,098)

Income (loss) from continuing operations	16,965	(5,143)	32,255	21,678
Loss from discontinued operations, net of income taxes	(1,522)	(636)	(18,768)	(3,389)
Net income (loss)	15,443	(5,779)	13,487	18,289
Preferred stock dividends	2,207	2,207	6,621	6,621
Net income (loss) attributable to CAI common stockholders	$13,236	$(7,986)	$6,866	$11,668

Amounts attributable to CAI common stockholders
Net income (loss) from continuing operations	$14,758	$(7,350)	$25,634	$15,057
Net loss from discontinued operations	(1,522)	(636)	(18,768)	(3,389)
Net income (loss) attributable to CAI common stockholders	$13,236	$(7,986)	$6,866	$11,668

Net income (loss) per share attributable to CAI
common stockholders
Basic
Continuing operations	$0.84	$(0.42)	$1.47	$0.84
Discontinued operations	(0.09)	(0.04)	(1.08)	(0.19)
Total basic	$0.75	$(0.46)	$0.39	$0.65
Diluted
Continuing operations	$0.83	$(0.42)	$1.45	$0.83
Discontinued operations	(0.08)	(0.04)	(1.06)	(0.19)
Total diluted	$0.75	$(0.46)	$0.39	$0.64

Weighted average shares outstanding
Basic	17,570	17,330	17,491	17,850
Diluted	17,706	17,330	17,664	18,122

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net income (loss)	$15,443	$(5,779)	$13,487	$18,289
Other comprehensive income (loss), before tax:
Change in fair value of derivative instruments designated
as cash flow hedges	(1,931)	-	(1,931)	-
Reclassification of realized loss on derivative instruments
designated as cash flow hedges	111	-	111	-
Foreign currency translation adjustments	514	(256)	478	(332)
Comprehensive income (loss) before tax	14,137	(6,035)	12,145	17,957
Income tax benefit related to items of other comprehensive
income (loss)	412	-	412	-
Comprehensive income (loss) before preferred stock
dividends, net of tax	14,549	(6,035)	12,557	17,957
Dividends on preferred stock	(2,207)	(2,207)	(6,621)	(6,621)
Comprehensive income (loss) available to CAI
common stockholders	$12,342	$(8,242)	$5,936	$11,336

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balances as of December 31, 2019	4,155	$103,865	17,479	$2	$102,709	$(6,630)	$493,294	$693,240
Net loss	-	-	-	-	-	-	(1,330)	(1,330)
Preferred stock dividends, $0.53125/share	-	-	-	-	-	-	(2,207)	(2,207)
Foreign currency translation adjustments	-	-	-	-	-	(137)	-	(137)
Exercise of stock options	-	-	8	-	113	-	-	113
Stock-based compensation, net of taxes	-	-	19	-	468	-	-	468
Balances as of March 31, 2020	4,155	$103,865	17,506	$2	$103,290	$(6,767)	$489,757	$690,147
Net loss	-	-	-	-	-	-	(626)	(626)
Preferred stock dividends, $0.53125/share	-	-	-	-	-	-	(2,207)	(2,207)
Foreign currency translation adjustments	-	-	-	-	-	101	-	101
Exercise of stock options	-	-	3	-	-	-	-	-
Stock-based compensation, net of taxes	-	-	44	-	52	-	-	52
Balances as of June 30, 2020	4,155	$103,865	17,553	$2	$103,342	$(6,666)	$486,924	$687,467
Net income	-	-	-	-	-	-	15,443	15,443
Common stock dividend declared, $0.25/share	-	-	-	-	-	-	(4,427)	(4,427)
Preferred stock dividends, $0.53125/share	-	-	-	-	-	-	(2,207)	(2,207)
Change in fair value of derivative instruments
designated as cash flow hedges	-	-	-	-	-	(1,931)	-	(1,931)
Reclassification of realized loss on derivative
instruments designated as cash flow hedges	-	-	-	-	-	111	-	111
Foreign currency translation adjustments	-	-	-	-	-	514	-	514
Income tax benefit related to items of other
comprehensive income	-	-	-	-	-	412	-	412
Exercise of stock options	-	-	180	-	3,168	-	-	3,168
Stock-based compensation, net of taxes	-	-	9	-	480	-	-	480
Balances as of September 30, 2020	4,155	$103,865	17,742	$2	$106,990	$(7,560)	$495,733	$699,030

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

(In thousands)

(UNAUDITED)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balances as of December 31, 2018	4,155	$103,865	18,764	$2	$132,666	$(6,513)	$471,112	$701,132
Net income	-	-	-	-	-	-	18,574	18,574
Preferred stock dividends, $0.53125/share	-	-	-	-	-	-	(2,207)	(2,207)
Foreign currency translation adjustments	-	-	-	-	-	(81)	-	(81)
Repurchase of common stock	-	-	(595)	-	(13,946)	-	-	(13,946)
Exercise of stock options	-	-	27	-	107	-	-	107
Stock-based compensation, net of taxes	-	-	12	-	730	-	-	730
Balances as of March 31, 2019	4,155	$103,865	18,208	$2	$119,557	$(6,594)	$487,479	$704,309
Net income	-	-	-	-	-	-	5,494	5,494
Preferred stock dividends, $0.53125/share	-	-	-	-	-	-	(2,207)	(2,207)
Foreign currency translation adjustments	-	-	-	-	-	5	-	5
Repurchase of common stock	-	-	(863)		(20,172)			(20,172)
Exercise of stock options	-	-	43	-	228	-	-	228
Stock-based compensation, net of taxes	-	-	32	-	688	-	-	688
Balances as of June 30, 2019	4,155	$103,865	17,420	$2	$100,301	$(6,589)	$490,766	$688,345
Net income	-	-	-	-	-	-	(5,779)	(5,779)
Preferred stock dividends, $0.53125/share	-	-	-	-	-	-	(2,207)	(2,207)
Foreign currency translation adjustments	-	-	-	-	-	(256)	-	(256)
Exercise of stock options	-	-	6	-	197	-	-	197
Stock-based compensation, net of taxes	-	-	-	-	819	-	-	819
Balances as of September 30, 2019	4,155	$103,865	17,426	$2	$101,317	$(6,845)	$482,780	$681,119

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income	$13,487	$18,289
Loss from discontinued operations, net of income taxes	(18,768)	(3,389)
Income from continuing operations	32,255	21,678
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	86,919	89,664
Impairment of rental equipment	19,724	32,955
Amortization and write-off of debt issuance costs	6,839	3,579
Stock-based compensation expense	1,416	2,202
Unrealized loss on foreign exchange	(229)	345
Gain on sale of rental equipment	(6,451)	(12,265)
Deferred income taxes	(5,021)	(4,796)
Bad debt (recovery) expense	(6,236)	1,319
Changes in other operating assets and liabilities:
Accounts receivable	11,774	4,562
Prepaid expenses and other assets	(106)	(40)
Net investment in finance leases	54,660	48,653
Accounts payable, accrued expenses and other liabilities	214	3,541
Unearned revenue	(437)	(1,772)
Net cash provided by operating activities of continuing operations	195,321	189,625
Net cash provided by (used in) operating activities of discontinued operations	2,883	(1,423)
Net cash provided by operating activities	198,204	188,202
Cash flows from investing activities
Purchase of rental equipment	(48,782)	(335,849)
Purchase of financing receivable	(30,846)	(37,139)
Proceeds from sale of rental equipment	87,007	259,002
Receipt of principal payments from financing receivable	4,052	1,825
Purchase of furniture, fixtures and equipment	(441)	(1,416)
Net cash provided by (used in) investing activities of continuing operations	10,990	(113,577)
Net cash provided by (used in) investing activities of discontinued operations	5,614	(305)
Net cash provided by (used in) investing activities	16,604	(113,882)
Cash flows from financing activities
Proceeds from debt	1,025,527	581,582
Principal payments on debt	(915,157)	(614,006)
Debt issuance costs	(8,304)	(768)
Proceeds from issuance of stock	116	-
Repurchase of common stock	-	(34,118)
Dividends paid to common stockholders	(4,427)	-
Dividends paid to preferred stockholders	(6,621)	(6,621)
Exercise of stock options	3,281	532
Net cash provided by (used in) financing activities of continuing operations	94,415	(73,399)
Net cash used in financing activities of discontinued operations	-	-
Net cash provided by (used in) financing activities	94,415	(73,399)
Effect on cash of foreign currency translation	(15)	(874)
Net increase in cash and restricted cash	309,208	47
Cash and restricted cash at beginning of the period (1)	73,239	75,983
Cash and restricted cash at end of the period (2)	$382,447	$76,030

	Nine Months Ended September 30,
	2020	2019
Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$343	$559
Interest	50,249	65,330
Lease liabilities arising from obtaining right-of-use assets	140	5,306

Supplemental disclosure of non-cash investing and financing activity
Transfer of rental equipment to finance lease	$18,630	$52,895
Transfer of finance lease to rental equipment	1,130	14,432
Rental equipment payable	89,634	54,202

(1)Includes cash of $19,870 and $20,104, cash held by variable interest entities of $26,594 and $25,211, and restricted cash of $26,775 and $30,668 at December 31, 2019 and 2018, respectively.

(2)Includes cash of $15,516 and $21,503, cash held by variable interest entities of $26,784 and $26,772, and restricted cash of $340,147 and $27,755 at September 30, 2020 and 2019, respectively.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2020 and December 31, 2019, the Company’s results of operations for the three and nine months ended September 30, 2020 and 2019, and the Company’s cash flows for the nine months ended September 30, 2020 and 2019. Certain reclassifications have been made to prior year financial statements to conform to the current presentation. The results of operations and cash flows for the periods presented are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2020 or in any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 5, 2020.

Discontinued Operations

During the three months ended June 30, 2020, the Company committed to a plan to sell its logistics business. As a result, the operating results of the logistics business have been classified as discontinued operations in the accompanying unaudited consolidated statements of operations and cash flows. All prior periods presented in these unaudited consolidated financial statements have been restated to reflect the classification of the logistics business as discontinued operations and assets and liabilities as held for sale. On August 14, 2020, the Company sold substantially all the assets of its logistics business to NFI, a North American logistics provider, on a debt free, cash free basis. See Note 2 – Discontinued Operations for more information.

Concentration of Credit Risk

The Company’s equipment leases and trade receivables subject it to potential credit risk. The Company extends credit to its customers based upon an evaluation of each customer’s financial condition and credit history. Evaluations of the financial condition and associated credit risk of customers are performed an on ongoing basis. The Company’s largest customer and second largest customer accounted for 16% and 10%, respectively, of the Company’s total billings during both the three and nine months ended September 30, 2020.

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

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Except as described above, there were no changes to the Company’s accounting policies during the nine months ended September 30, 2020. See Note 2 to the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 5, 2020, for a description of the Company’s significant accounting policies.

(2) Discontinued Operations

As discussed in Note 1, the Company sold substantially all of the assets of its logistics business for proceeds of $5.6 million during the three months ended September 30, 2020. The cash proceeds from the disposal are recorded as net cash provided by investing activities of discontinued operations in the accompanying unaudited statement of cash flows for the nine months ended September 30, 2020. A loss on classification of the logistics business as held for sale of $18.5 million was recognized in the three months ended June 30, 2020. No additional gain or loss was recognized on the sale in the three months ended September 30, 2020.

The carrying amount of the assets and liabilities of the logistics business that were reclassified as held for sale were as follows (in thousands):

	September 30,	December 31,
	2020	2019
Assets
Accounts receivable, net of allowance for doubtful accounts	$-	$15,601
Prepaid expenses and other assets	-	2,263
Goodwill	-	15,794
Intangible assets	-	4,123
Assets held for sale	$-	$37,781

Liabilities
Accounts payable	$-	$2,757
Accrued expenses and other current liabilities	-	5,995
Liabilities held for sale	$-	$8,752

Net assets	$-	$29,029

The following table summarizes the components of loss from discontinued operations in the accompanying unaudited consolidated statements of income for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Logistics revenue	$13,550	$30,270	$66,304	$87,788

Operating expenses
Logistics transportation costs	12,092	27,037	58,440	77,647
Administrative expenses	3,433	4,045	11,702	14,586
Loss on classification as held for sale	-	-	18,477	-
Total operating expenses	15,525	31,082	88,619	92,233

Operating loss	(1,975)	(812)	(22,315)	(4,445)

Interest income	(1)	(4)	(7)	(12)
Loss before income taxes	(1,974)	(808)	(22,308)	(4,433)
Income tax benefit	(452)	(172)	(3,540)	(1,044)
Net loss from discontinued operations	$(1,522)	$(636)	$(18,768)	$(3,389)

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

Managed Container Funds

The fees earned by the Company for arranging, managing and establishing container funds are commensurate with the level of effort required to provide those services, and the arrangements include only terms and conditions that are customarily present in arrangements for similar services. As such, the Company does not have a variable interest in the managed containers funds, and does not consolidate those funds. No container portfolios were sold to the funds during the three and nine months ended September 30, 2020 and 2019.

Collateralized Financing Obligations

The Company has transferred containers to Japanese investor funds while concurrently entering into lease agreements for the same containers, under which the Company leases the containers back from the Japanese investors. The Company concluded these were financing transactions under which sale-leaseback accounting was not applicable.

The terms of the transactions with container funds under financing arrangements include options for the Company to purchase the containers from the funds at a fixed price. As a result of the residual interest resulting from the fixed price call option, the Company concluded that it may absorb a significant amount of the variability associated with the funds’ anticipated economic performance and, as a result, the Company has a variable interest in the funds. The funds are considered VIEs under FASB ASC Topic 810, Consolidation, because, as lessee of the funds, the Company has the power to direct the activities that most significantly impact each entity’s economic performance, including the leasing and managing of containers owned by the funds. As the Company has the power to direct the activities that most significantly impact the economic performance of the VIEs and the variable interest provides the Company with the right to receive benefits from the entity that could potentially be significant to the funds, the Company determined that it is the primary beneficiary of these VIEs and included the VIEs’ assets and liabilities as of September 30, 2020 and December 31, 2019, and the results of the VIEs’ operations and cash flows for the three and nine months ended September 30, 2020 and 2019, in the Company’s consolidated financial statements.

The containers that were transferred to the Japanese investor funds had a net book value of $88.3 million as of September 30, 2020. The container equipment, together with $26.8 million of cash held by the investor funds that can only be used to settle the liabilities of the VIEs, has been included on the Company’s consolidated balance sheets with the related liability presented in the debt section of the Company’s consolidated balance sheets as collateralized financing obligations of $75.9 million and term loans held by VIE of $32.6 million. No gain or loss was recognized by the Company on the initial consolidation of the VIEs. No containers were sold to the Japanese investor during the three and nine months ended September 30, 2020. Containers sold to the Japanese investor funds during both the three and nine months ended September 30, 2019 had a net book value of $65.0 million.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4) Rental Equipment

The following table provides a summary of the Company’s rental equipment (in thousands):

	September 30,	December 31,
	2020	2019
Dry containers	$1,906,299	$1,902,471
Refrigerated containers	282,239	282,155
Other specialized equipment	231,378	224,924
Total containers	2,419,916	2,409,550
Accumulated depreciation	(649,165)	(588,815)
Total containers, net of accumulated depreciation	$1,770,751	$1,820,735

Railcars	$274,556	$314,279
Accumulated depreciation	(27,165)	(32,175)
Total railcars, net of accumulated depreciation	$247,391	$282,104

Rental equipment, net of accumulated depreciation	$2,018,142	$2,102,839

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

(5) Leases

The Company leases its rental equipment on either short-term operating leases through master lease agreements, long-term non-cancelable operating leases, or finance leases. The following table summarizes the components of lease revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Lease revenue - operating leases	$62,954	$65,933	$184,083	$201,092
Interest income on finance leases	11,272	11,287	34,187	33,769
Other revenue	3,648	3,499	8,810	9,404
Interest income on financing receivable	1,178	687	2,613	1,281
Total lease revenue	$79,052	$81,406	$229,693	$245,546

For finance leases, the net selling loss recognized at lease commencement, representing the difference between the estimated fair value of rental equipment placed on lease and net book value, in the amount of $0.1 million for the three months ended September 30, 2020 and $0.1 million and $2.6 million for the nine months ended September 30, 2020 and 2019, respectively, is included in “gain on sale of rental equipment” in the consolidated statement of operations.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Net investment in finance leases

The following table represents the components of the Company’s net investment in finance leases (in thousands):

	September 30,	December 31,
	2020	2019
Gross finance lease receivables (1)	$745,315	$806,019
Unearned income (2)	(214,865)	(238,651)
Net investment in finance leases	530,450	567,368
Allowance for credit losses	(42)	-
Net investment in finance leases, net of allowance for credit losses	$530,408	$567,368

(1)At the inception of the lease, the Company records the total minimum lease payments, executory costs, if any, and unguaranteed residual value as gross finance lease receivables. The gross finance lease receivables are reduced as customer payments are received. There was $76.2 million and $74.3 million of unguaranteed residual value at September 30, 2020 and December 31, 2019, respectively, included in gross finance lease receivables. There were no executory costs included in gross finance lease receivables as of September 30, 2020 and December 31, 2019.

(2)The difference between the gross finance lease receivables and the cost of the equipment or carrying amount at the lease inception is recorded as unearned income. Unearned income, together with initial direct costs, are amortized to income over the lease term so as to produce a constant periodic rate of return. There were no unamortized initial direct costs as of September 30, 2020 and December 31, 2019.

(3)One major customer represented 67% and 65% of the Company’s finance lease portfolio as of September 30, 2020 and December 31, 2019, respectively. No other customer represented more than 10% of the Company’s finance lease portfolio in each of those periods.

Contractual maturities of the Company's gross finance lease receivables subsequent to September 30, 2020 for the years ending September 30 are as follows (in thousands):

2021	$115,917
2022	108,321
2023	105,169
2024	69,982
2025	55,158
2026 and thereafter	290,768
$745,315

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

The following table summarizes the components of the Company’s financing receivable (in thousands):

	September 30,	December 31,
	2020	2019
Gross financing receivable	$75,224	$45,530
Unearned income	(14,460)	(11,111)
	60,764	34,419
Allowance for credit losses	(3)	-
Total financing receivable	$60,761	$34,419
Amounts due within one year (1)	9,377	3,726
Amounts due beyond one year (2)	51,384	30,693
Total financing receivable	$60,761	$34,419

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

As of September 30, 2020 and December 31, 2019, based on the most recent analysis performed, the risk category of the Company’s net investment in finance leases and financing receivable, based on year of origination is as follows (in thousands):

September 30, 2020	2020	2019	2018	2017	2016	Prior	Total
Net investment in finance leases
Tier 1	$11,951	$53,257	$235,653	$164,342	$6,373	$1,141	$472,717
Tier 2	5,121	28,119	13,372	4,616	1,429	5,076	57,733
Tier 3	-	-	-	-	-	-	-
Total net investment in finance leases	$17,072	$81,376	$249,025	$168,958	$7,802	$6,217	$530,450

Financing receivable
Tier 1	$29,103	$31,032	$-	$-	$-	$-	$60,135
Tier 2	-	629	-	-	-	-	629
Tier 3	-	-	-	-	-	-	-
Total financing receivable	$29,103	$31,661	$-	$-	$-	$-	$60,764

	Net investment in	Financing
December 31, 2019	finance leases	receivable
Tier 1	$502,265	$33,694
Tier 2	65,103	725
Tier 3	-	-
	$567,368	$34,419

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6) Debt and Derivative Instruments

Debt

Details of the Company’s debt as of September 30, 2020 and December 31, 2019 were as follows (dollars in thousands):

	September 30, 2020			December 31, 2019
	Outstanding		Average	Outstanding		Average
	Current	Long-term	Interest	Current	Long-term	Interest	Maturity

Revolving credit (1)	$-	$655,000	1.6%	$-	$624,000	3.3%	June 2023
Revolving credit facility - Rail (2)	-	137,500	1.6%	-	137,500	3.3%	October 2023
Revolving credit facility - Euro	-	22,513	2.4%	21,537	-	2.0%	September 2023
Term loan	1,800	24,150	2.3%	1,800	25,500	3.9%	April 2023
Term loan	70,250	-	1.9%	7,000	68,500	3.5%	June 2021
Term loan	14,325	-	3.4%	15,284	-	3.4%	December 2020
Term loan	38,399	-	3.6%	3,016	37,635	3.6%	August 2021
Term loan	6,000	82,000	4.6%	6,000	86,500	4.6%	October 2023
Senior secured notes	6,110	40,555	4.9%	6,110	46,665	4.9%	September 2022
Asset-backed notes 2012-1 (3)	-	-	-	17,100	31,350	3.5%	-
Asset-backed notes 2013-1 (3)	-	-	-	22,900	51,525	3.4%	-
Asset-backed notes 2017-1 (4)	-	-	-	25,307	164,496	3.7%	-
Asset-backed notes 2018-1 (4)	-	-	-	34,890	250,045	4.0%	-
Asset-backed notes 2018-2 (5)	274,800	-	4.4%	34,350	266,213	4.4%	September 2043
Asset-backed notes 2020-1	62,411	680,289	2.3%	-	-	-	September 2045
Collateralized financing obligations	28,474	47,457	1.6%	21,681	69,615	1.5%	February 2026
Term loans held by VIE	5,425	27,145	4.2%	5,250	31,234	4.2%	February 2026
	507,994	1,716,609		222,225	1,890,778
Debt discount and debt issuance costs	(5,981)	(10,439)		(4,131)	(10,656)
Total Debt	$502,013	$1,706,170		$218,094	$1,880,122

(1) $500 million of this outstanding debt is subject to an interest rate swap at a cost of 0.29% as described below in Derivative Instruments.

(2) The maximum credit commitment under the Rail revolving credit facility was decreased on July 2, 2020 from $250 million to $150 million.

(3) On April 27, 2020, the Company repaid in full the outstanding debt associated with the asset-backed notes 2012-1 and 2013-1.

(4) On September 25, 2020, the Company repaid in full the outstanding debt associated with the asset-backed notes 2017-1 and 2018-1.

(5) On October 26, 2020, the Company repaid in full the outstanding debt associated with the asset-backed notes 2018-2.

The Company maintains its revolving credit facilities to finance the acquisition of rental equipment and for general working capital purposes. As of September 30, 2020, the Company had $464.2 million in total availability under its revolving credit facilities (net of $0.1 million in letters of credit), subject to the Company’s ability to meet the collateral requirements under the agreements governing the facilities. Based on the borrowing base and collateral requirements at September 30, 2020, the borrowing availability under the Company’s revolving credit facilities was $164.1 million, assuming no additional contributions of assets.

On September 9, 2020, CAL Funding IV Limited (CAL Funding IV), a wholly-owned indirect subsidiary of CAI, issued $715.9 million of 2.2% Class A fixed rate asset-backed notes and $26.8 million of 3.5% Class B fixed rate asset-backed notes (collectively, the series 2020-1 Asset-Backed Notes). Principal and interest on the Series 2020-1 Asset-Backed Notes is payable monthly commencing on October 26, 2020, with a scheduled maturity date of March 27, 2028.

The net proceeds from the issuance of the 2020-1 Asset-Backed Notes of $742.5 million were used to repay in full the outstanding debt associated with the asset-backed notes 2017-1 and 2018-1 on September 25, 2020. The balance of the net proceeds, $316.9 million, is included in restricted cash in the consolidated balance sheet as of September 30, 2020 and was used to repay in full the outstanding debt associated with the asset-backed notes 2018-2 on October 26, 2020, the balance being returned to the Company.

The agreements relating to all of the Company’s debt contain various financial and other covenants. As of September 30, 2020, the Company was in compliance with all of its financial and other covenants.

For further information on the Company’s debt instruments, see Note 10 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 5, 2020.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Derivative Instruments

The Company enters into derivative agreements to manage interest rate risk exposure. Interest rate swap agreements are utilized to limit the Company’s exposure to interest rate risk by converting a portion of its floating-rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. Interest rate swaps involve the receipt of floating-rate amounts in exchange for fixed rate interest payments over the lives of the agreements without an exchange of the underlying principal amounts.

The counterparties to these agreements are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of these agreements, the Company’s exposure is limited to the interest rate differential on the notional amount at each monthly settlement period over the life of the agreements. The Company does not anticipate any non-performance by the counterparties.

During the three months ended September 30, 2020, the Company entered into an interest rate swap agreement with an effective date of July 31, 2020 and scheduled maturity date of June 30, 2025. This contract is indexed to 1-month LIBOR, has a fixed leg interest rate of 0.29%, and a notional amount of $500.0 million.

As of September 30, 2020, the Company has designated interest rate swap agreements for a total notional amount of $500.0 million as cash flow hedges for accounting purposes. The change in fair value of cash flow hedging instruments during the three and nine months ended September 30, 2020 was recorded on the consolidated balance sheets in ‘Accumulated other comprehensive loss’ and reclassified to ‘Net interest expense’ when realized. The Company had no derivative instruments as of December 31, 2019.

Over the next twelve months, the Company expects to reclassify an estimated net loss of $0.4 million related to the designated interest rate swap agreements from ‘Accumulated other comprehensive loss’ in the consolidated statements of comprehensive income to ‘Net interest expense’ in the consolidated statements of operations.

The following table summarizes the impact of derivative instruments designated in cash flow hedging relationships on the consolidated statements of operations and the consolidated statements of comprehensive income (loss) on a pretax basis (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Financial Statement Caption	2020	2019	2020	2019
Interest rate swap	Comprehensive loss	$1,931	$-	$1,931	$-
Interest rate swap	Net interest expense	$111	$-	$111	$-

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

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the Company’s stock option activities for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020		2019
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Options outstanding at January 1	646,946	$16.96	850,167	$16.46
Options exercised	(197,499)	$14.96	(138,723)	$13.95
Options forfeited	(11,814)	$15.64	(3,000)	$12.88
Options expired	(80,310)	$23.31	(15,000)	$25.53
Options outstanding at September 30	357,323	$16.67	693,444	$16.78
Options exercisable	344,612	$16.70	591,842	$17.42
Weighted average remaining term	5.1 years		5.7 years

The aggregate intrinsic value of stock options exercised during both the nine months ended September 30, 2020 and 2019 was $1.4 million. The aggregate intrinsic value of all options outstanding as of September 30, 2020 was $3.9 million based on the closing price of the Company’s common stock of $27.53 per share on September 30, 2020, the last trading day of the quarter.

The Company recognized stock-based compensation expense relating to stock options of $0.1 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively, and $0.3 million and $0.6 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, the remaining unamortized stock-based compensation cost relating to stock options granted to the Company’s employees and independent directors was approximately $0.1 million, which is to be recognized over the remaining weighted average vesting period of approximately 0.4 years.

The Company did not grant any stock options during the nine months ended September 30, 2020 and 2019.

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

The Company grants performance-based restricted stock units to certain executives and other key employees. The performance-based restricted stock units vest at the end of a 3-year performance cycle if certain financial performance targets are met. The Company recognizes compensation cost associated with the performance-based restricted stock units ratably over the 3-year term when it is considered probable that performance targets will be met. Compensation cost is based on the closing price of the Company’s common stock on the date of grant.

The following table summarizes the activity of restricted stock awards, time-based restricted stock units and performance-based restricted stock units under the 2019 Plan:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2019	281,736	$23.18
Granted	143,957	$25.60
Vested	(107,323)	$22.65
Forfeited	(105,955)	$25.29
Outstanding at September 30, 2020	212,415	$24.04

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company recognized stock-based compensation expense relating to restricted stock and performance stock of $1.0 million and $0.7 million for the three months ended September 30, 2020 and 2019, respectively, and $1.6 million and $1.8 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, unamortized stock-based compensation expense relating to restricted stock and performance stock was $3.1 million, which will be recognized over the remaining average vesting period of 1.7 years.

Stock-based compensation expense is recorded as a component of administrative expenses in the Company’s consolidated statements of operations with a corresponding credit to additional paid-in capital in the Company’s consolidated balance sheets.

Employee Stock Purchase Plan

In June 2019, the Company’s stockholders approved the CAI International, Inc. 2019 Employee Stock Purchase Plan (ESPP). The ESPP provides a means by which eligible employees may be given an opportunity to purchase shares of the Company’s common stock at a discount using payroll deductions. The ESPP authorizes the issuance of up to 250,000 shares of the Company’s common stock. The first offering period under the ESPP commenced in December 2019. The Company issued 7,258 shares of the Company common stock under the ESPP during the nine months ended September 30, 2020. The Company recognized stock-based compensation expense relating to the ESPP of less than $0.1 million for the nine months ended September 30, 2020.

(8) Income Taxes

The consolidated income tax expense for the three and nine months ended September 30, 2020 and 2019, was determined based upon estimates of the Company’s consolidated annual effective income tax rate for the years ending December 31, 2020 and 2019, respectively. The difference between the consolidated annual effective income tax rate and the U.S. federal statutory rate is primarily attributable to foreign income taxes, state income taxes and the effect of certain permanent differences.

The Company’s estimated effective tax rate before discrete items was 8.1% at September 30, 2020, compared to an effective tax rate of 6.1% at September 30, 2019. Discrete items during the nine months ended September 30, 2020 primarily related to the impairment of railcar assets (Note 4) of $19.2 million, which resulted in a tax benefit of $4.5 million.

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

Derivative Financial Instruments

The Company has entered into an interest rate swap agreement to mitigate its exposure associated with its variable rate debt. The Company has utilized the income approach to measure at each balance sheet date the fair value of its derivative instruments using observable (Level 2) market inputs. See Note 6 – Debt and Derivative Instruments for further discussions.

The table below presents the Company’s derivative instruments measured at fair value on a recurring basis as of September 30, 2020 (in thousands):

	Total
	Fair Value	Level 2
September 30, 2020
Derivative liabilities - interest rate swaps	$1,820	$1,820

As of September 30, 2020, the Company has designated interest rate swap agreements for a total notional amount of $500.0 million as cash flow hedges for accounting purposes. The Company recognized a loss of $1.9 million on the consolidated balance sheets in ‘Accumulated other comprehensive loss’ during the three and nine months ended September 2020 for the change in fair value of the derivative instrument and a loss of $0.1 million was reclassified to ‘Net interest expense’ when realized for both the three and nine months ended September 30, 2020. As of December 31, 2019, the Company did not have any interest rate swap agreements.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other Financial Instruments

The carrying amounts of cash, restricted cash, accounts receivable and accounts payable reflected in the balance sheets as of September 30, 2020 and December 31, 2019, approximate their fair value due to the short-term nature of these financial assets and liabilities. The carrying value of variable-rate debt in the balance sheets as of September 30, 2020 and December 31, 2019 approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.

The principal balance of the Company’s fixed-rate term loans and collateralized financing obligations was $140.7 million and $75.9 million as of September 30, 2020, with a fair value of approximately $142.2 million and $77.8 million, respectively, based on the fair value of estimated future payments calculated using prevailing interest rates. The fair value of these financial instruments would be categorized as Level 2 in the fair value hierarchy. The principal balance of the Company’s fixed-rate term loans, asset-backed notes and collateralized financing obligations was $148.4 million, $898.2 million and $91.3 million as of December 31, 2019, with a fair value of approximately $151.0 million, $911.0 million and $93.0 million, respectively. Management believes that the balances of the Company’s asset-backed notes of $1,017.5 million as of September 30, 2020, and senior secured notes of $46.7 million and $52.8 million, term loans held by VIE of $32.6 million and $36.5 million, and financing receivable of $60.8 million and $34.4 million as of September 30, 2020 and December 31, 2019, respectively, approximate their fair values. The fair value of these financial instruments would be categorized as Level 2 in the fair value hierarchy.

(10) Commitments and Contingencies

In addition to its debt obligations described in Note 6 above, the Company had commitments to purchase approximately $116.9 million of containers as of September 30, 2020, all in the twelve months ending September 30, 2021.

(11) Stockholders’ Equity

Stock Repurchase Plan

In October 2018, the Company announced that the Board of Directors approved the repurchase of up to three million shares of its outstanding common stock. The number, price, structure and timing of the repurchases, if any, will be at the Company’s sole discretion and will be evaluated by the Company depending on prevailing market conditions, corporate needs, and other factors. The stock repurchases may be made in the open market, block trades or privately negotiated transactions. This stock repurchase program replaces any available prior share repurchase authorization and may be discontinued at any time. The Company did not repurchase any shares under this repurchase plan during the nine months ended September 30, 2020. As of September 30, 2020, approximately 1.0 million shares remained available for repurchase under this share repurchase program.

For further information on the Company’s shareholders’ equity, see Note 16 to the consolidated financial statements in the Company’ Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 5, 2020.

(12) Related Parties

The Company is responsible for settling income tax liabilities of certain employees related to stock-based compensation. The Company is then reimbursed for those amounts by the employees. At September 30, 2020 and December 31, 2019, the Company had a liability of $1.2 million representing tax due to the UK tax authorities in respect of an officer of the Company. The Company also included in its balance sheets at September 30, 2020 and December 31, 2019 a current asset of $1.2 million, representing the amount that will be reimbursed to the Company by that officer.

(13) Segment and Geographic Information

The Company organizes itself by the nature of the services it provides.

As disclosed in Note 2, the Company sold substantially all of the assets of its logistics business during the three months ended September 30, 2020 and the operations of the logistics business have been reclassified as discontinued operations in the accompanying unaudited consolidated statements of operations. As a result, the Company will no longer report Logistics as a segment. The Company revised prior period information to conform to current period presentation.

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

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables show condensed segment information for the three and nine months ended September 30, 2020 and 2019, reconciled to the Company’s income before income taxes as shown in its consolidated statements of operations for such periods (in thousands):

	Three Months Ended September 30, 2020
	Container Leasing	Rail Leasing	Total
Total revenue	$73,890	$5,162	$79,052
Total operating expenses	35,950	4,823	40,773
Operating income	37,940	339	38,279
Net interest and other expenses	18,520	1,445	19,965
Income (loss) before income taxes	$19,420	$(1,106)	$18,314
Purchase of rental equipment (1)	$16,162	$-	$16,162

	Three Months Ended September 30, 2019
	Container Leasing	Rail Leasing	Total
Total revenue	$75,535	$5,871	$81,406
Total operating expenses	38,949	28,948	67,897
Operating income (loss)	36,586	(23,077)	13,509
Net interest and other expenses	20,507	2,975	23,482
Income (loss) before income taxes	$16,079	$(26,052)	$(9,973)
Purchase of rental equipment (1)	$89,027	$15,227	$104,254

	Nine Months Ended September 30, 2020
	Container Leasing	Rail Leasing	Total
Total revenue	$212,446	$17,247	$229,693
Total operating expenses	109,346	30,598	139,944
Operating income (loss)	103,100	(13,351)	89,749
Net interest and other expenses	53,077	5,011	58,088
Income (loss) before income taxes	$50,023	$(18,362)	$31,661
Purchase of rental equipment (1)	$48,782	-	$48,782

	Nine Months Ended September 30, 2019
	Container Leasing	Rail Leasing	Total
Total revenue	$225,332	$20,214	$245,546
Total operating expenses	117,689	37,575	155,264
Operating income (loss)	107,643	(17,361)	90,282
Net interest and other expenses	60,598	10,104	70,702
Income (loss) before income taxes	$47,045	$(27,465)	$19,580
Purchase of rental equipment (1)	$256,469	$79,380	$335,849

(1) Represents cash disbursements for purchasing of rental equipment as reflected in the consolidated statements of cash flows for the periods indicated.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The summary below presents total assets for the Company's segments as of the dates indicated (in thousands):

	September 30, 2020	December 31, 2019
Container leasing	$2,810,569	$2,565,828
Rail	258,625	293,459
Logistics (2)	-	42,478
Total assets	$3,069,194	$2,901,765

(2) Represents total assets related to discontinued operations, including assets held for sale of $37.8 million as of December 31, 2019.

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

The following table represents the geographic allocation of revenue for the periods indicated based on customers’ primary domicile (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Switzerland	$13,045	$12,072	$38,033	$38,459
Singapore	10,542	10,655	30,490	31,005
Korea	11,195	10,807	30,333	31,361
France	8,078	8,768	23,438	26,582
United States	6,347	7,488	20,825	25,266
Other Europe	14,600	16,529	43,433	47,052
Other Asia	14,387	14,638	40,650	44,613
Other International	858	449	2,491	1,208
Total revenue	$79,052	$81,406	$229,693	$245,546

(14) Earnings Per Share

Basic net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, potential common equivalent shares are excluded if their effect is anti-dilutive.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the reconciliation of basic and diluted net income per share for the three and nine months ended September 30, 2020 and 2019 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator
Net income (loss) from continuing operations	$14,758	$(7,350)	$25,634	$15,057
Net loss from discontinued operations	(1,522)	(636)	(18,768)	(3,389)
Net income (loss) attributable to CAI common stockholders	$13,236	$(7,986)	$6,866	$11,668
Denominator
Weighted-average shares used in per share computation - basic	17,570	17,330	17,491	17,850
Effect of dilutive securities:
Stock options and restricted stock	136	-	173	272
Weighted-average shares used in per share computation - diluted	17,706	17,330	17,664	18,122

Net income (loss) per share attributable to CAI
common stockholders:
Basic
Continuing operations	$0.84	$(0.42)	$1.47	$0.84
Discontinued operations	(0.09)	(0.04)	(1.08)	(0.19)
Total basic	$0.75	$(0.46)	$0.39	$0.65
Diluted
Continuing operations	$0.83	$(0.42)	$1.45	$0.83
Discontinued operations	(0.08)	(0.04)	(1.06)	(0.19)
Total diluted	$0.75	$(0.46)	$0.39	$0.64

Certain options, restricted stock awards and time- and performance-based restricted stock units issued under employee benefit plans are excluded from the computation of diluted earnings per share because they were anti-dilutive. For the three and nine months ended September 30, 2020, 365,126 shares and 362,943 shares, respectively, of stock options, restricted stock awards and time- and performance-based restricted stock units were excluded. For the three months ended September 30, 2019, all outstanding shares of stock options, restricted stock awards and time- and performance-based restricted stock units were excluded. For the nine months ended September 30, 2019, 127,135 shares of stock options, restricted stock awards and time- and performance-based restricted stock units were excluded.

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

Overview

We are one of the world’s leading transportation finance companies. We lease equipment, primarily intermodal shipping containers and railcars, to our customers. We also manage equipment for third-party investors. In operating our fleet, we lease, re-lease and dispose of equipment and contract for the repair, repositioning and storage of equipment.

The following tables show the composition of our fleet as of September 30, 2020 and 2019, and our average utilization for the three and nine months ended September 30, 2020 and 2019:

	As of September 30,
	2020	2019
Owned container fleet in TEUs	1,622,102	1,623,588
Managed container fleet in TEUs	60,085	72,462
Total container fleet in TEUs	1,682,187	1,696,050

Owned container fleet in CEUs	1,657,067	1,649,465
Managed container fleet in CEUs	75,480	88,493
Total container fleet in CEUs	1,732,547	1,737,958

Owned railcar fleet in units	5,039	5,504

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Average container fleet utilization in CEUs	98.4%	98.4%	98.2%	98.7%
Average owned container fleet utilization in CEUs	98.4%	98.6%	98.3%	98.7%
Average railcar fleet utilization	87.8%	85.3%	87.5%	88.1%

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

Utilization of containers is computed by dividing the average total units on lease during the period in CEUs, by the average total CEUs in our container fleet during the period. Utilization of railcars is computed by dividing the average number of railcars on lease during the period by the average total number of railcars in our fleet during the period. In both cases, the total fleet excludes new units not yet leased and off-hire units designated for sale. If new units not yet leased are included in the total fleet, utilization would be 97.3% and 96.4% for both the total and owned container fleet, and 85.1% and 84.6% for the railcar fleet, for the three and nine months ended September 30, 2020, respectively.

COVID-19 Pandemic

The COVID-19 pandemic continues to have a meaningful impact on global trade and our business. The pandemic and related work, travel, and social restrictions resulted in a sharp decrease in global economic and trade activity during the first half of the year, resulting in weak container leasing demand. We have seen increased leasing demand during the third quarter as COVID-related restrictions have eased in Europe and the United States, but it is too early to tell whether this rebound in leasing demand will be sustained.

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

For additional information regarding the risk and uncertainties that we could encounter as a result of the COVID-19 pandemic and related global conditions, see “The continued spread of the COVID-19 pandemic may have a material adverse impact on our business, financial condition and results of operations” in Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.

Discontinued Operations

On August 14, 2020, we sold substantially all the assets of our logistics business to NFI, a North American logistics provider, on a debt free, cash free basis. As a result, the operating results of the logistics business have been reclassified as discontinued operations in the unaudited consolidated financial statements in this Quarterly Report on Form 10-Q. All prior periods presented in the unaudited consolidated financial statements have been restated to reflect the reclassification of the logistics business as discontinued operations and the assets and liabilities as held for sale. See Note 2 – Discontinued Operations to the consolidated financial statements in this Quarterly Report on Form 10-Q for more information.

Results of Operations - Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended September 30,		Change
	2020	2019	Amount	Percent
Total revenue	$79,052	$81,406	$(2,354)	(3)%
Operating expenses	40,773	67,897	(27,124)	(40)%
Total other expenses	19,965	23,482	(3,517)	(15)%
Net income (loss) attributable to CAI common stockholders	13,236	(7,986)	21,222	266%

The decrease in total revenue for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, was attributable to a $1.6 million, or 2%, decrease in container lease revenue and a $0.7 million, or 12%, decrease in rail lease revenue. The decrease in operating expenses for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, was the result of a $25.6 million, or 100%, decrease in impairment charges related to our rail assets, a $2.9 million, or 31%, decrease in administrative expenses, and a $1.4 million, or 18%, decrease in storage, handling and other expenses, partially offset by a $2.4 million, or 9%, increase in depreciation expense and a $0.4 million, or 14%, decrease in gain on sale of rental equipment.

Total other expenses for the three months ended September 30, 2020 decreased compared with the three months ended September 30, 2019, primarily due to a $6.5 million, or 28%, decrease in net interest expense, partially offset by a $3.6 million, or 100%, increase in write-off of debt issuance costs. Total dividends of $2.2 million on our preferred stock were recorded in both the three months ended September 30, 2020 and 2019.

The decrease in operating expenses and total other expense, partially offset by the decrease in revenue and the net loss from discontinued operations resulted in an increase in net income attributable to CAI common stockholders for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, of $21.2 million.

Container lease revenue

	Three Months Ended September 30,		Change
($ in thousand)	2020	2019	Amount	Percent
Container lease revenue	$73,890	$75,535	$(1,645)	(2)%

The decrease in container lease revenue for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was mainly attributable to a $1.4 million decrease in rental revenue resulting from a 2% reduction in average owned container per diem rental rates and a $0.9 million decrease in rental revenue arising from a change to cash-based revenue recognition for a certain customer due to collectability issues, partially offset by a $0.6 million increase in rental revenue resulting from a 1% increase in the average number of CEUs of on-lease owned containers.

Rail lease revenue

	Three Months Ended September 30,		Change
($ in thousand)	2020	2019	Amount	Percent
Rail lease revenue	$5,162	$5,871	$(709)	(12)%

The decrease in rail lease revenue for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was mainly attributable to a 7% decrease in the average number of on-lease railcars.

Depreciation of rental equipment

	Three Months Ended September 30,		Change
($ in thousand)	2020	2019	Amount	Percent
Container leasing	$28,267	$28,030	$237	1%
Rail leasing	2,161	-	2,161	100%
	$30,428	$28,030	$2,398	9%

Container leasing

Depreciation expense for the three months ended September 30, 2020 remained relatively consistent with the three months ended September 30, 2019.

Rail leasing

The increase in depreciation expense for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily attributable to differences in the timing of railcar assets being held for sale, during which time no depreciation was charged. Railcar assets were classified as held for sale for the three months ended September 30, 2019, while they were classified as held for use for the three months ended September 30, 2020.

Impairment of rental equipment

	Three Months Ended September 30,		Change
($ in thousand)	2020	2019	Amount	Percent
Rail leasing	$-	$25,632	$(25,632)	(100)%

An impairment charge of $25.6 million was recognized during the three months ended September 30, 2019 to reduce the book value of the railcar portfolio, on an individual basis, to the lower of its net book value or its estimated fair value at the date when the decision was made to sell the assets of the railcar business.

Storage, handling and other expenses

	Three Months Ended September 30,		Change
($ in thousand)	2020	2019	Amount	Percent
Container leasing	$4,713	$4,672	$41	1%
Rail leasing	1,973	3,453	(1,480)	(43)%
	$6,686	$8,125	$(1,439)	(18)%

Container leasing

Storage, handling and other expenses for the three months ended September 30, 2020 remained relatively consistent with the three months ended September 30, 2019.

Rail leasing

The decrease in storage, handling and other expenses for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily attributable to a $1.8 million decrease in repair and maintenance costs, partially offset by a $0.4 million increase in positioning fees.

Gain on sale of rental equipment

	Three Months Ended September 30,		Change
($ in thousand)	2020	2019	Amount	Percent
Container leasing	$2,419	$2,411	$8	-
Rail leasing	310	757	(447)	(59)%
	$2,729	$3,168	$(439)	(14)%

Container leasing

Gain on sale of rental equipment for the three months ended September 30, 2020 remained relatively consistent with the three months ended September 30, 2019.

Rail leasing

The decrease in gain on sale of rental equipment for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was mainly attributable to a 97% decrease in the average sale price per unit as sales made in the three months ended September 30, 2020 were for scrap, partially offset by a 121% increase in the number of units sold, between the two periods.

Administrative expenses

	Three Months Ended September 30,		Change
($ in thousand)	2020	2019	Amount	Percent
Container leasing	$5,389	$8,658	$(3,269)	(38)%
Rail leasing	999	620	379	61%
	$6,388	$9,278	$(2,890)	(31)%

Container leasing

The decrease in administrative expenses for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily attributable to a $3.5 million decrease in bad debt expense, mainly due to cash receipts from a previously reserved customer, partially offset by a $0.2 million increase in payroll-related costs.

Rail leasing

The increase in administrative expenses for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily attributable to a $0.2 million increase in allocated overhead costs and a $0.1 million increase in bad debt expense.

Other expense

	Three Months Ended September 30,		Change
($ in thousand)	2020	2019	Amount	Percent
Net interest expense	$16,630	$23,102	$(6,472)	(28)%
Write-off of debt issuance costs	3,641	-	3,641	100%
Other (income) expense	(306)	380	(686)	181%
	$19,965	$23,482	$(3,517)	(15)%

Net interest expense

The decrease in net interest expense for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was due primarily to a decrease in the average interest rate on our outstanding debt from approximately 3.7% as of September 30, 2019 to 2.5% as of September 30, 2020, caused primarily by a decrease in LIBOR, as well as a decrease in our average loan principal balance between the two periods, as we decreased acquisition activity for rental equipment.

Write-off of debt issuance costs

The $3.6 million write-off of debt issuance costs during the three months ended September 30, 2020 was due to the early repayment of debt associated with our Series 2017-1 and Series 2018-1 asset-backed notes.

Other (income) expense

Other income, representing a gain on foreign exchange of $0.3 million for the three months ended September 30, 2020, increased from a loss of $0.4 million for the three months ended September 30, 2019, primarily as a result of movements in the U.S. Dollar exchange rate against the Euro.

Income tax expense (benefit)

	Three Months Ended September 30,		Change
($ in thousand)	2020	2019	Amount	Percent
Income tax expense (benefit)	$1,349	$(4,830)	$6,179	128%

The increase in income tax expense for the three months ended September 30, 2020 compared to three months ended September 30, 2019 was mainly attributable to a tax benefit resulting from the impairment of railcar assets of $25.6 million during the three months ended September 30, 2019, as well as an increase in the estimated effective tax rate. The full-year estimated effective tax rate was 8.1% at September 30, 2020, compared to an effective tax rate of 6.1% at September 30, 2019. The increase in the estimated full-year effective tax rate was primarily due to an increase in the amount of interest income generated by foreign finance leases subject to both foreign and U.S. income tax.

Preferred stock dividends

	Three Months Ended September 30,		Change
($ in thousand)	2020	2019	Amount	Percent
Preferred stock dividends	$2,207	$2,207	$-	-%

Preferred stock dividends for the three months ended September 30, 2020 remained consistent with the three months ended September 30, 2019.

Loss from discontinued operations

	Three Months Ended September 30,		Change
	2020	2019	Amount	Percent
Logistics revenue	$13,550	$30,270	$(16,720)	(55)%
Operating expenses	15,525	31,082	(15,557)	(50)%
Interest income	1	4	(3)	(75)%
Net loss from discontinued operations	(1,522)	(636)	(886)	139%

The decrease in logistics revenue and transportation costs for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, was primarily attributable to the sale of the logistics business during the three months ended September 30, 2020. The increase in the net loss from discontinued operations for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, was primarily due to certain sale related costs including severance and bonus payments.

Results of Operations - Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Nine Months Ended September 30,		Change
	2020	2019	Amount	Percent
Total revenue	$229,693	$245,546	$(15,853)	(6)%
Operating expenses	139,944	155,264	(15,320)	(10)%
Total other expenses	58,088	70,702	(12,614)	(18)%
Net income attributable to CAI common stockholders	6,866	11,668	(4,802)	(41)%

The decrease in total revenue for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, was attributable to a $12.9 million, or 6%, decrease in container lease revenue and a $3.0 million, or 15%, decrease in rail lease revenue. The decrease in operating expenses for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, was the result of a $13.2 million, or 40%, decrease in impairment charges related to our rail assets, a $5.1 million, or 19%, decrease in administrative expenses and a $3.3 million, or 4%, decrease in depreciation expense, partially offset by a $5.8 million, or 47% decrease in gain on sale of rental equipment, and a $0.5 million, or 3% increase in storage, handling and other expenses.

Total other expenses for the nine months ended September 30, 2020 decreased compared with the nine months ended September 30, 2019, primarily due to a $15.6 million, or 22%, decrease in net interest expense and a $0.7 million, or 129%, increase in other income, partially offset by a $3.6 million, or 100%, increase in write-off of debt issuance costs. Total dividends of $6.6 million on our preferred stock were recorded in both the nine months ended September 30, 2020 and 2019.

The decrease in revenue and net loss from discontinued operations, partially offset by the decrease in operating expenses and total other expenses resulted in a decrease in net income attributable to CAI common stockholders for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, of $4.8 million.

Container lease revenue

	Nine Months Ended September 30,		Change
($ in thousand)	2020	2019	Amount	Percent
Container lease revenue	$212,446	$225,332	$(12,886)	(6)%

The decrease in container lease revenue for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was mainly attributable to an $11.0 million decrease in rental revenue resulting from a 6% reduction in average owned container per diem rental rates and a $7.5 million decrease in rental revenue arising from a change to cash-based revenue recognition for a certain customer due to collectability issues, partially offset by a $5.4 million increase in rental revenue resulting from a 3% increase in the average number of CEUs of on-lease owned containers.

Rail lease revenue

	Nine Months Ended September 30,		Change
($ in thousand)	2020	2019	Amount	Percent
Rail lease revenue	$17,247	$20,214	$(2,967)	(15)%

The decrease in rail lease revenue for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was mainly attributable to a 12% decrease in the average size of the on-lease railcar fleet, caused primarily by the sale of railcars.

Depreciation of rental equipment

	Nine Months Ended September 30,		Change
($ in thousand)	2020	2019	Amount	Percent
Container leasing	$82,065	$84,381	$(2,316)	(3)%
Rail leasing	4,257	5,248	(991)	(19)%
	$86,322	$89,629	$(3,307)	(4)%

Container leasing

The decrease in depreciation expense for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was mainly attributable to a 1% decrease in the average size of our owned container fleet during the last twelve months and 6% of containers purchased during the same period being used, which depreciate at a lower rate or are already fully depreciated.

Rail leasing

The decrease in depreciation expense for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily attributable to differences in the timing of railcar assets being held for sale, during which time no depreciation was charged. Railcar assets were classified as held for sale for three months during the nine months ended September 30, 2020, compared to four months during the nine months ended September 30, 2019. There was also a 12% decrease in the average size of the railcar fleet during the last twelve months.

Impairment of rental equipment

	Nine Months Ended September 30,		Change
($ in thousand)	2020	2019	Amount	Percent
Rail leasing	$19,724	$32,955	$(13,231)	(40)%

A charge of $33.0 million was recognized during the nine months ended September 30, 2019 to reflect the loss on classification of the railcar portfolio as held for sale, and its subsequent impairment. The impairment charge for the nine months ended September 30, 2020 included a charge of $19.2 million that was recognized during the three months ended March 31, 2020, when the held for sale criteria for the railcar assets were no longer met. The impairment reduced the book value of the railcar portfolio, on an individual basis, to the lower of its net book value had the assets not been classified as held for sale, or its estimated fair value at the date when the held for sale criteria were no longer met. For additional information on the impairment, see Note 4 to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Storage, handling and other expenses

	Nine Months Ended September 30,		Change
($ in thousand)	2020	2019	Amount	Percent
Container leasing	$14,305	$12,631	$1,674	13%
Rail leasing	4,603	5,813	(1,210)	(21)%
	$18,908	$18,444	$464	3%

Container leasing

The increase in storage, handling and other expenses for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily attributable to a $1.7 million increase in storage and repair expenses due to an increase in the average size of the off-lease fleet.

Rail leasing

The decrease in storage, handling and other expenses for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily attributable to a $1.7 million decrease in repair and maintenance costs, partially offset by a $0.7 million increase in positioning fees.

Gain on sale of rental equipment

	Nine Months Ended September 30,		Change
($ in thousand)	2020	2019	Amount	Percent
Container leasing	$5,854	$2,847	$3,007	106%
Rail leasing	597	9,418	(8,821)	(94)%
	$6,451	$12,265	$(5,814)	(47)%

Container leasing

The increase in gain on sale of rental equipment for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was mainly attributable to a $2.6 million net selling loss recognized at the commencement of a finance lease during the quarter ended June 30, 2019.

Rail leasing

The decrease in gain on sale of rental equipment for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was mainly attributable to an 80% decrease in the number of railcars sold between the two periods, primarily due to the sale of 1,946 railcars on February 26, 2019, resulting in a gain on sale of $7.0 million.

Administrative expenses

	Nine Months Ended September 30,		Change
($ in thousand)	2020	2019	Amount	Percent
Container leasing	$18,830	$23,524	$(4,694)	(20)%
Rail leasing	2,611	2,977	(366)	(12)%
	$21,441	$26,501	$(5,060)	(19)%

Container leasing

The decrease in administrative expenses for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily attributable to a $7.3 million decrease in bad debt expense, mainly due to cash receipts from a previously reserved customer, partially offset by a $1.7 million increase in severance costs mainly associated with the change in our Chief Executive Officer and an increase of $1.3 million in professional fees due to the strategic review process.

Rail leasing

The decrease in administrative expenses for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily attributable to a $0.4 million decrease in bad debt expense due to improved collection efforts.

Other expense

	Nine Months Ended September 30,		Change
($ in thousand)	2020	2019	Amount	Percent
Net interest expense	$54,604	$70,165	$(15,561)	(22)%
Write-off of debt issuance costs	3,641	-	3,641	100%
Other (income) expense	(157)	537	(694)	(129)%
	$58,088	$70,702	$(12,614)	(18)%

Net interest expense

The decrease in net interest expense for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was due primarily to a decrease in the average interest rate on our outstanding debt from approximately 3.7% as of September 30, 2019 to 2.5% as of September 30, 2020, caused primarily by a decrease in LIBOR, as well as a decrease in our average loan principal balance between the two periods, as we decreased acquisition activity for rental equipment.

Write-off of debt issuance costs

The $3.6 million write-off of debt issuance costs during the nine months ended September 30, 2020 is due to the early repayment of debt associated with our Series 2017-1 and Series 2018-1 asset-backed notes.

Other (income) expense

Other income, representing a gain on foreign exchange of $0.2 million for the nine months ended September 30, 2020, increased from a loss of $0.5 million for the nine months ended September 30, 2019, primarily as a result of movements in the U.S. Dollar exchange rate against the Euro.

Income tax benefit

	Nine Months Ended September 30,		Change
($ in thousand)	2020	2019	Amount	Percent
Income tax benefit	$594	$2,098	$(1,504)	(72)%

The decrease in income tax benefit for the nine months ended September 30, 2020 compared to nine months ended September 30, 2019 was mainly attributable to a decrease in the discrete tax benefit arising from the impairment of railcars, and an increase in the estimated full-year effective tax rate to 8.1% at September 30, 2020, compared to an effective tax rate of 6.1% at September 30, 2019. The increase in the estimated full-year effective tax rate before discrete items was primarily due to an increase in income before tax and the amount of interest income generated by foreign finance leases subject to both foreign and U.S. income tax.

Preferred stock dividends

	Nine Months Ended September 30,		Change
($ in thousand)	2020	2019	Amount	Percent
Preferred stock dividends	$6,621	$6,621	$-	-%

Preferred stock dividends for the nine months ended September 30, 2020 remained consistent with the nine months ended September 30, 2019.

Loss from discontinued operations

	Nine Months Ended September 30,		Change
	2020	2019	Amount	Percent
Logistics revenue	$66,304	$87,788	$(21,484)	(24)%
Operating expenses	88,619	92,233	(3,614)	(4)%
Interest income	7	12	(5)	(42)%
Net loss from discontinued operations	(18,768)	(3,389)	(15,379)	454%

The decrease in logistics revenue and transportation costs for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, was primarily attributable to the sale of the logistics business during the three months ended September 30, 2020. The increase in the net loss from discontinued operations for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, was a result of the $18.5 million loss on classification as held for sale recorded during the three months ended June 30, 2020, primarily due to the write down of goodwill and intangible assets, and certain sale related costs including severance and bonus payments.

Liquidity and Capital Resources

As of September 30, 2020, we had cash and cash equivalents of $382.4 million, including $340.1 million of restricted cash, and $26.8 million of cash held by variable interest entities (VIEs). The restrictions on $316.9 million of the restricted cash at September 30, 2020 were lifted on October 26, 2020, when the cash was used to repay in full the amount outstanding under the Series 2020-2 asset-backed notes, with the balance being returned to the Company.

Our principal sources of liquidity are cash in-flows provided by operating activities, proceeds from the sale of rental equipment, borrowings from financial institutions, and equity and debt offerings. Our cash in-flows are used to finance capital expenditures and meet debt service requirements.

As of September 30, 2020, our outstanding indebtedness and current maximum borrowing level was as follows (in thousands):

	Current	Current
	Amount	Maximum
	Outstanding	Borrowing Level
Revolving credit facilities	$815,013	$1,279,315
Term loans	236,924	236,924
Senior secured notes	46,665	46,665
Asset-backed notes	1,017,500	1,017,500
Collateralized financing obligations	75,931	75,931
Term loans held by VIE	32,570	32,570
	2,224,603	2,688,905
Debt discount and debt issuance costs	(16,420)	-
Total	$2,208,183	$2,688,905

As of September 30, 2020, we had $464.2 million in availability under our revolving credit facilities (net of $0.1 million in letters of credit), subject to our ability to meet the collateral requirements under the agreements governing the facilities. Based on the borrowing base and collateral requirements at September 30, 2020, the borrowing availability under our revolving credit facilities was $164.1 million, assuming no additional contributions of assets.

As of September 30, 2020, we had a total of $1,813.4 million of debt in facilities with fixed interest rates or floating interest rates that have been synthetically fixed through interest rate swap agreements. This accounts for 82% of our total outstanding debt.

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

In addition to customary events of default, the agreements governing our indebtedness contain restrictive covenants, including limitations on certain liens, indebtedness and investments.  In addition, the agreements governing our indebtedness contain various restrictive financial and other covenants.  The financial covenants in the agreements governing our indebtedness require us to maintain: (1) in the case of our debt facilities, a consolidated funded debt to consolidated tangible net worth ratio of no more than 3.75:1.00, and in the case of our asset-backed notes, of no more than 4.50:1.00; and (2) in the case of our debt facilities, a fixed charge coverage ratio of at least 1.20:1.00, and in the case of our asset-backed notes, of at least 1.10:1.00. As of September 30, 2020, we were in compliance with all of our financial and other covenants and we expect to remain in compliance for at least the next twelve months.

Cash Flows

The following table sets forth certain cash flow information for the nine months ended September 30, 2020 and September 30, 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net income	$13,487	$18,289
Net income from continuing operations adjusted for non-cash items	129,216	134,681
Changes in working capital	66,105	54,944
Net cash provided by operating activities of continuing operations	195,321	189,625
Net cash provided by (used in) investing activities of continuing operations	10,990	(113,577)
Net cash provided by (used in) financing activities of continuing operations	94,415	(73,399)
Net cash provided by (used in) discontinued operations	8,497	(1,728)
Effect on cash of foreign currency translation	(15)	(874)
Net increase in cash and restricted cash	309,208	47
Cash and restricted cash at beginning of period	73,239	75,983
Cash and restricted cash at end of period	$382,447	$76,030

Cash Flows from Continuing Operations

Operating Activities

Net cash provided by operating activities of continuing operations was $195.3 million for the nine months ended September 30, 2020, an increase of $5.7 million compared to $189.6 million for the nine months ended September 30, 2019. The increase was due to an $11.2 million increase in our net working capital adjustments, partially offset by a $5.5 million decrease in income from continuing operations as adjusted for depreciation, impairment and other non-cash items. The decrease of $5.5 million in income from continuing operations as adjusted for non-cash items was primarily due to a decrease of $13.2 million in impairment of rental equipment, a decrease of $7.6 million in bad debt expense due to receipt of payments from a previously reserved customer, and a decrease of $2.7 million in depreciation expense, partially offset by a $5.8 million decrease in gain on sale of rental equipment mainly due to a large sale of railcars in the prior year and an increase of $3.3 million in amortization and write-off of unamortized debt issuance costs.

Net working capital provided by operating activities of $66.1 million in the nine months ended September 30, 2020, was due to a $54.7 million decrease in net investment in finance leases, representing the receipt of principal payments, and an $11.8 million decrease in accounts receivable, primarily caused by the timing of cash receipts from customers. Net working capital provided by operating activities of $54.9 million in the nine months ended September 30, 2019 was due to a $48.7 million decrease in net investment in finance leases, representing the receipt of principal payments, a $4.6 million decrease in accounts receivable, primarily caused by the timing of cash receipts from customers, and a $3.5 million increase in accounts payable, accrued expenses and other liabilities, primarily caused by the timing of payments, partially offset by a $1.8 million decrease in unearned revenue.

Investing Activities

Net cash provided by investing activities of continuing operations was $11.0 million for the nine months ended September 30, 2020, an increase of $124.6 million compared to net cash used in investing activities of $113.6 million for the nine months ended September 30, 2019. The increase in cash provided was attributable to a $287.1 million decrease in purchase of rental equipment, a $6.3 million decrease in purchase of financing receivable, a $2.2 million increase in receipt of principal payments from financing receivables, and a $1.0 million decrease in purchase of furniture, fixtures and equipment, partially offset by a $172.0 million decrease in proceeds from sale of rental equipment.

Financing Activities

Net cash provided by financing activities of continuing operations was $94.4 million for the nine months ended September 30, 2020, an increase of $167.8 million compared to net cash used in financing activities of $73.4 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, our net cash inflow from borrowings was $110.4 million compared to net cash outflow of $32.4 million for the nine months ended September 30, 2019. The increase in net cash inflow from borrowings and a decrease of $34.1 million in the repurchase of common stock were partially offset by an increase of $7.5 million in debt issuance costs and an increase of $4.4 million in dividends paid to common stockholders.

Cash Flows from Discontinued Operations

Net cash provided by discontinued operations was $8.5 million for the nine months ended September 30, 2020, an increase of $10.2 million compared to net cash used by discontinued operations of $1.7 million for the nine months ended September 30, 2019. The increase in cash was primarily attributable to a $5.9 million increase in net cash provided by investing activities of discontinued operations, resulting from proceeds received upon sale of the business, and a $4.3 million increase in net cash provided by operating activities of discontinued operations, mainly resulting from a decrease in accounts receivable due to a decrease in the volume of sales between the two periods.

Equity Transactions

Stock Repurchase Plan

In October 2018, we announced that our Board of Directors approved the repurchase of up to three million shares of our outstanding common stock. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and will be evaluated by us depending on prevailing market conditions, corporate needs, and other factors. The stock repurchases may be made in the open market, block trades or privately negotiated transactions. This stock repurchase program replaces any available prior share repurchase authorization and may be discontinued at any time. We did not repurchase any shares under this repurchase plan during the nine months ended September 30, 2020. As of September 30, 2020, approximately 1.0 million shares remained available for repurchase under our share repurchase program.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments by due date as of September 30, 2020 (in thousands):

	Payments Due by Period
		Less than	1-2	2-3	3-4	4-5	More than
	Total	1 year	years	years	years	years	5 years
Total debt obligations:
Revolving credit facilities	$815,013	$-	$-	$677,513	$137,500	$-	$-
Term loans	236,924	130,774	7,800	28,350	70,000	-	-
Senior secured notes	46,665	6,110	40,555	-	-	-	-
Asset-backed notes	1,017,500	337,211	62,411	62,411	62,411	64,201	428,855
Collateralized financing obligations	75,931	28,474	29,973	-	-	-	17,484
Term loans held by VIE	32,570	5,425	5,660	5,906	6,157	6,426	2,996
Interest on debt and capital lease obligations (1)	159,407	42,894	37,425	29,752	12,946	10,845	25,545
Rental equipment payable	89,634	89,634	-	-	-	-	-
Rent, office facilities and equipment	5,041	2,541	1,988	298	175	39	-
Equipment purchase commitments - Containers	116,941	116,941	-	-	-	-	-
Total contractual obligations	$2,595,626	$760,004	$185,812	$804,230	$289,189	$81,511	$474,880

(1)Our estimate of interest expense commitment includes $15.5 million relating to our revolving credit facilities subject to variable interest rates, $26.5 million relating to our revolving credit facilities subject to fixed interest rates, $15.0 million relating to our term loans, $4.1 million relating to our senior secured notes, $87.9 million relating to our asset-back notes, $6.2 million relating to our collateralized financing obligations, and $4.1 million relating to our term loans held by VIE. The calculation of interest commitment related to our debt assumes the following weighted-average interest rates as of September 30, 2020: variable-rate revolving credit facilities, 1.6%; fixed-rate revolving credit facilities, 1.9%; term loans, 3.3%; senior secured notes, 4.9%; asset-backed notes, 2.9%; collateralized financing obligations, 1.6%; and term loans held by VIE, 4.2%. These calculations assume that weighted-average interest rates will remain at the same level over the next five years. We expect that interest rates will vary over time based upon fluctuations in the underlying indexes upon which these rates are based, including the potential discontinuation of LIBOR after 2021.

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no material off-balance sheet arrangements or obligations that have or are reasonably likely to have a current or future effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the nine months ended September 30, 2020. See Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 5, 2020.

Recent Accounting Pronouncements

Except for the most recently adopted accounting pronouncements described in Note 1 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, there are no other recent accounting pronouncement that are relevant to our business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in foreign exchange rates and interest rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Foreign Exchange Rate Risk. Although we have significant foreign-based operations, the U.S. Dollar is our primary operating currency. Thus, most of our revenue and expenses are denominated in U.S. Dollars. We have equipment sales in British Pound Sterling, Euros and Japanese Yen and incur overhead costs in foreign currencies, primarily in British Pound Sterling and Euros. During the nine months ended September 30, 2020, the U.S. Dollar decreased in value in relation to other major foreign currencies (such as the Euro and British Pound Sterling). The decrease in the relative value of the U.S. Dollar has increased our revenues and expenses denominated in foreign currencies. The associated increase in the value of certain foreign currencies as compared to the U.S. Dollar has also caused assets held at some of our foreign subsidiaries to increase in value when translated to US dollars. We recognized a gain on foreign exchange of $0.3 million and $0.2 million for the three and nine months ended September 30, 2020, respectively. A 10% change in foreign exchange rates would not have a material impact on our financial position, results of operations or cash flows.

Interest Rate Risk. The nature of our business exposes us to market risk arising from changes in interest rates to which our variable-rate debt is linked. In July 2020, we entered into a five-year interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $500.0 million of variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month LIBOR and pay to the counterparty a fixed rate of 0.29%. Any changes in the fair value of the derivative instrument are recognized in accumulated other comprehensive loss and reclassified to net interest expense as they are realized.

Approximately 82% of our debt is either fixed or hedged using derivative instruments, which helps mitigate the impact of changes in short-term interest rates. However, a 1.0% increase or decrease in the interest rates on our unhedged debt would result in an increase or decrease of approximately $4.1 million in interest expense over the next 12 months.

ITEM 4.  CONTROLS AND PROCEDURES

Management Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the Exchange Act), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive and financial officer concluded that as of September 30, 2020 our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting described in management’s annual report on internal control over financial reporting in our Annual Report on Form 10-K for the year ended December 31, 2019.

Remediation and Changes in Internal Control Over Financial Reporting

We have taken actions to improve our internal control over financial reporting, including implementing plans as identified in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2019, to address our material weakness. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that remediation of this material weakness will be completed in 2020.

Except as noted above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act) that occurred during the quarter ended September 30, 2020, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The ongoing COVID-19 pandemic has resulted in a significant impact to businesses and supply chains globally. The imposition of work and travel restrictions, as well as other actions by government authorities to contain the outbreak, have led to extended shutdowns of certain businesses, lower factory production, reduced volumes of global imports and exports and disruptions both of global and domestic transportation. The supply chain disruptions and government actions to counter the pandemic further exacerbated financial challenges faced by our shipping line and other customers. Additionally, the economic uncertainty created by the pandemic is affecting demand in several manufacturing sectors and has resulted in a slowdown in the global economy, the extent and duration of which are uncertain. Further, in response to the pandemic, many businesses, including ourselves, have implemented remote working arrangements for their employees that may continue, in whole or in part, for an extended period. Risks associated with the COVID-19 pandemic on our business include, but are not limited to:

•increased credit concerns relating to our shipping line and rail shipper customers as they face reduced demand, operational disruptions and increased costs relating to the pandemic, including the risk of bankruptcy or significant payments defaults or delays;

•further reduced demand for rental equipment and increased pressure on lease rates;

•reduced demand for sale of rental equipment and increased pressure on sale rates;

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

The magnitude of the COVID-19 pandemic, including the extent of any impact on our business, financial position, results of operations or liquidity, which could be material, cannot be reasonably determined at this time due to the rapid development and fluidity of the situation. The effects of the pandemic on our business will depend on its duration and severity, whether business disruptions will continue and the continued overall impact on the global economy.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2020 – July 31, 2020(2)	222	$15.87	-	1,000,000
August 1, 2020 – August 31, 2020(2)	307	21.96	-	1,000,000
September 1, 2020 – September 30, 2020	-	-	-	1,000,000
Total	529	$19.40	-	1,000,000

(1)On October 8, 2018, we announced that our Board of Directors had approved the repurchase of up to three million shares of outstanding common stock. The repurchase plan does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. As of September 30, 2020, 1.0 million shares remained available for repurchase under our share repurchase plan.

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
4.1*

Indenture, dated September 9, 2020, between CAL Funding IV Limited and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on September 14, 2020).

4.2*

Series 2020-1 Supplement, dated September 9, 2020, to Indenture dated September 9, 2020, between CAL Funding IV Limited and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on September 14, 2020).

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
101

The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019, (iv) Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K under the Securities Exchange Act of 1934, as amended. The Company hereby undertakes to supplementally furnish copies of any omitted schedules to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAI International, Inc.
(Registrant)

November 2, 2020	/s/ TIMOTHY B. PAGE
Timothy B. Page
Executive Vice President, Interim President and Chief Executive Officer
(Principal Executive and Financial Officer)