Form 10-K
period 2020-12-31
CAI International, Inc.
filed 2021-03-01
CIK 1388430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☒   No ☐

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
Emerging growth company ☐

If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Act). Yes ☐   No ☒

As of June 30, 2020, the last trading day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the New York Stock Exchange on June 30, 2020) was approximately $259.6 million. Shares of registrant’s common stock held by each executive officer, director and beneficial holders of 10% or more of the registrant’s common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	February 25, 2021
Common Stock, $0.0001 par value per share	17,284,656 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2021 Annual Meeting of Stockholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Part III hereof.

Annual Report on Form 10-K for the year ended December 31, 2020

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

 PART I

ITEM 1: BUSINESS

Our Company

We are one of the world’s leading transportation finance companies. We lease equipment, primarily intermodal shipping containers, to our customers. We also manage equipment for third-party investors. In operating our fleet, we lease, re-lease and dispose of equipment and contract for the repair, repositioning and storage of equipment.

The following tables show the composition of our fleet as of December 31, 2020 and 2019, and our average utilization for the years ended December 31, 2020 and 2019:

	As of December 31,
	2020	2019
Owned container fleet in TEUs	1,688,351	1,611,527
Managed container fleet in TEUs	56,298	69,650
Total container fleet in TEUs	1,744,649	1,681,177

Owned container fleet in CEUs	1,727,202	1,642,118
Managed container fleet in CEUs	71,318	85,698
Total container fleet in CEUs	1,798,520	1,727,816

	Year Ended December 31,
	2020	2019
Average container fleet utilization in CEUs	98.5%	98.6%
Average owned container fleet utilization in CEUs	98.5%	98.7%

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

Utilization of containers is computed by dividing the average total units on lease during the period in CEUs, by the average total CEUs in our container fleet during the period. The total fleet excludes new units not yet leased and off-hire units designated for sale. If new units not yet leased are included in the total fleet, utilization would be 97.1% for both total and owned container fleet for the year ended December 31, 2020.

Our revenue from continuing operations consists of container lease revenue from our owned container fleet and management fee revenue for managing containers for third-party investors. Substantially all of our revenue is denominated in U.S. dollars. For the year ended December 31, 2020, we recorded revenue from continuing operations of $294.0 million and net income attributable to CAI common stockholders of $18.9 million. A comparison of our 2020 financial results with those of the prior year can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

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

Disposal of Logistics and Rail Businesses

On August 14, 2020, we sold substantially all of the assets and liabilities of our logistics business to NFI, a North American logistics provider, for cash proceeds of $6.2 million. On December 29, 2020, we sold our remaining railcar fleet to affiliates of Infinity Transportation for cash proceeds of $228.1 million. As a result, the operating results of the logistics and rail leasing businesses have been classified as discontinued operations in the accompanying consolidated statements of income and cash flows. All prior periods presented in the consolidated financial statements in this Annual Report on Form 10-K have been restated to reflect the classification of the logistics and rail leasing businesses as discontinued operations and certain assets and liabilities as held for sale. See Note 3 – Discontinued Operations in Item 8. “Financial Statements and Supplementary Data” for more information.

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

Segment Information

We operate under one reportable segment, container leasing, which is aggregated with equipment management and derives its revenue from the ownership and leasing of containers and fees earned for managing container portfolios on behalf of third-party investors.

We sold substantially all of the assets and liabilities of our logistics business and our remaining railcar fleet during the year ended December 31, 2020. The operations of the logistics and rail leasing businesses have been reclassified as discontinued operations in the accompanying consolidated statements of income. As a result, we no longer report Logistics or Rail Leasing as segments.

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

Container shipping lines own and lease containers for their use. The Container Census & Leasing, Survey and Forecast of Global Container Units (2020/2021 Annual Report), published by Drewry Maritime Research, estimates that as of the end of 2019, transportation companies (including container shipping lines and freight forwarders) and container leasing companies owned approximately 49% and 51%, respectively, of the total worldwide container fleet, measured in TEUs. Given the uncertainty and variability of export volumes and the fact that container shipping lines have difficulty in accurately forecasting their container requirements at different ports, the availability of containers for lease significantly reduces a container shipping line’s need to purchase and maintain excess container inventory. In addition, container leases allow the container shipping lines to adjust their container fleets both seasonally and over time and help to balance trade flows. The flexibility offered by container leasing helps container shipping lines improve their overall fleet management and provides the container shipping lines with an alternative source of financing.

Fleet Overview. The table below summarizes the composition of our container fleet as of December 31, 2020 by type of equipment:

	Dry Van	Percent of	Refrigerated	Percent of	Specialized	Percent of		Percent of
	Containers	Total Fleet	Containers	Total Fleet	Equipment	Total Fleet	Total	Total Fleet
Owned container fleet in TEUs	1,539,801	88%	61,801	4%	86,749	5%	1,688,351	97%
Managed container fleet in TEUs	50,521	3%	328	-	5,449	-	56,298	3%
Total container fleet in TEUs	1,590,322	91%	62,129	4%	92,198	5%	1,744,649	100%

	Dry Van	Percent of	Refrigerated	Percent of	Specialized	Percent of		Percent of
	Containers	Total Fleet	Containers	Total Fleet	Equipment	Total Fleet	Total	Total Fleet
Owned container fleet in CEUs	1,363,327	76%	222,607	12%	141,268	8%	1,727,202	96%
Managed container fleet in CEUs	44,839	2%	1,148	-	25,331	2%	71,318	4%
Total container fleet in CEUs	1,408,166	78%	223,755	12%	166,599	10%	1,798,520	100%

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

Leases Overview. To meet the needs of our lessees and achieve a favorable utilization rate, we lease containers under three main types of leases:

•Long-Term Leases. Our long-term leases have terms of one year or more and specify the number of containers to be leased, the pick-up and drop-off locations, the applicable per diem rate and the contract term. We typically enter into long-term leases for a fixed term ranging from three to eight years, with five-year leases being most common, although recently we have seen a trend towards longer term leases. Our long-term leases generally require our lessees to maintain all units on lease for the duration of the lease, which provides us with scheduled lease payments and predictable, recurring revenue. A small percentage of our long-term leases contain early termination options and afford the lessee interchangeability of containers, and the ability to redeliver containers if the lessee’s fleet requirements change. Generally, leases with an early termination provision impose various economic penalties on the customer if the customer elects to exercise the early termination provision.

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

The following table provides a summary of our container fleet by lease type as of December 31, 2020:

	As of December 31, 2020
	TEUs	CEUs
Long-term leases	68%	68%
Short-term leases	8%	8%
Finance leases	24%	24%
Total	100%	100%

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

•Re-leasing. Since our leases generally allow our lessees to return their containers, we typically lease a container several times during its useful life. New containers can usually be leased with a limited marketing and customer service infrastructure because initial leases for new containers typically cover large volumes of units and are fairly standardized transactions. Used containers, on the other hand, are typically leased in smaller transactions that are structured to accommodate pick-ups and returns in a variety of locations. Our utilization rates depend on our re-leasing abilities. Factors that affect our ability to re-lease used containers include the size of our lessee base, ability to anticipate lessee needs, our presence in relevant geographic locations and the level of service we provide our lessees. We believe that our global presence and long-standing relationships with approximately 360 container lessees as of December 31, 2020 provide us an advantage over our smaller competitors in re-leasing our used containers.

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

•Depot Management. As of December 31, 2020, we managed our equipment fleet through approximately 180 independent equipment depot facilities located in 39 countries. Depot facilities are generally responsible for repairing containers when they are returned by lessees and for storing the containers while they are off-hire. Our operations group is responsible for managing our depot contracts and periodically visiting depot facilities to conduct inventory and repair audits. We also supplement our internal operations group with the use of independent inspection agents. As of December 31, 2020, a majority of our off-lease inventory was located at depots that are able to report notices of container activity and damage detail via electronic data interchange.

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

Customer Concentration. Billings from our ten largest container lessees represented 62.5% of total billings for the year ended December 31, 2020, with billings from our two largest lessees, MSC Mediterranean Shipping Company S.A. and CMA CGM, accounting for 17.1% and 10.2%, respectively, of total billings, or $69.8 million and $41.6 million, respectively.

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

Credit Control

We provide services for container shipping lines, freight forwarders, and other companies that meet our credit criteria. Our credit policy sets different maximum exposure limits depending on our relationship and previous experience with each customer. Credit criteria may include, but are not limited to, trade route, country, business climate, social and political climate, assessments of net worth, asset ownership, bank and trade credit references, credit bureau reports (including those produced specifically for the maritime sector by Dynamar), operational history and financial strength. We monitor our customers’ performance on an ongoing basis. Our credit control processes are aided by the long payment experience we have with most of our customers, our broad network of relationships that provide current information about our customers’ market reputations and our focus on collections.

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

Human Capital Management

We seek to attract, retain, and develop the best talent available in order to drive our continued success and achieve our business goals. Our container leasing workforce as of December 31, 2020 was comprised of 99 employees worldwide, 48% of which are located outside the U.S. We are not a party to any collective bargaining agreements. Our workforce decreased 51% in 2020 compared to 2019, mainly due to the sale of the logistics business. Excluding Logistics and Rail employees, voluntary workforce turnover for the year was 3%.

The success of our employees drives the success of the business, and supports our goal of long-term value creation for our stockholders. We strive for an inclusive and respectful work environment where employees are empowered at all levels to implement new ideas to better serve our global customer base and continuously improve our processes and operations. We believe that we offer competitive benefits and training programs to develop employees’ expertise and skillsets, use training, communication, appropriate investments and clear corporate policies to strive to provide a safe, harassment-free work environment guided by principles of fair and equal treatment, and prioritize employee engagement. As a result, we believe our employees are committed to building strong, innovative and long-term relationships with each other and with our local communities and customer base.

We are committed to diversity and inclusion across our Company, and one of our goals is to increase diverse talent across our leadership. As of December 31, 2020, our global workforce self-identified as 31% male and 69% female. In the U.S., 48% of our workforce was comprised of racial and ethnic minorities. As of February 28, 2021, our board of directors consisted of 33% directors identifying as either female or a minority. Our commitment to diversity recruiting includes partnering with external organizations to develop a diverse talent pipeline, applying a diverse slate approach to increase diversity within our executive management team and developing policies and initiatives aimed at further promoting diversity and inclusion in our organization. To attract diversity in our applicant pools, we post our openings to a wide variety of job boards and deploy appropriate language in our postings.

In 2020, the COVID-19 pandemic had a significant impact on our human capital management. A majority of our workforce worked remotely beginning in the first quarter of 2020 and continuing into 2021 without significant impacts to productivity, and we instituted reduced office capacity, upgraded cleaning practices, social distancing requirements and other safety measures and procedures for those employees who worked at our office locations during this time. We have put into place other health and safety measures globally to enable our operations to continue without significant impact. We did not furlough or conduct any employee layoffs due to the pandemic during the year.

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

Business Risks

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

For example, our key operating metrics and profitability in 2019 and the first half of 2020 were negatively impacted by reduced trade and economic growth, both of which were affected by increased trade tariffs due to trade dispute between the U.S. and China and the onset of the COVID-19 pandemic and related lockdowns. As a result, our utilization, average leasing rates and used container prices decreased steadily throughout 2019 and the first half of 2020, and our profitability decreased as well. We have also experienced a number of other periods of weak performance due to adverse global economic conditions, including in 2009 due to the global financial crisis, and during 2015 and 2016 due to a global manufacturing recession. During both of these periods, our profitability and growth rate were significantly impacted by weak container demand.

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

•natural disasters that are severe enough to affect local and global economies, including pandemics such as COVID-19;

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

The international nature of the container industry exposes us to risks relating to the imposition of import and export duties, quotas, domestic and foreign customs and tariffs, and other impediments to trade. These risks increased in recent years due to trade actions taken by the United States and China that led to increased tariffs on goods traded between these two countries. Given the importance of the United States and China in the global economy, these increased tariffs could significantly reduce the volume of goods traded internationally and reduce the rate of global economic growth, leading to decreased demand for leased containers, lower new container prices (which would indirectly reduce the value of the Company’s inventory of containers held for lease) and decreased market leasing rates. These impacts could have a material adverse effect on our business, financial condition and results of operations.

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

Although the container shipping industry is currently enjoying strong demand and significant increases in freight rates, it has been suffering for several years from excess vessel capacity and low freight rates. A number of our customers generated financial losses over the last several years and many are burdened by high levels of debt. In addition, the implementation in 2020 of the IMO 2020 global sulfur cap regulations is likely to increase the financial pressures on shipping lines. These regulations require our customers to either purchase more expensive, low sulfur fuel or invest large amounts to install sulfur scrubbers for their existing ships.

We maintain insurance to reimburse us and third-party investors for customer defaults. The insurance agreements are subject to deductibles of $3.5 million per occurrence, depending on the customer’s credit rating, and have significant exclusions. Our level of insurance coverage in 2021 is limited to $27.0 million per occurrence and in aggregate, depending on the customer’s credit rating, and may not be sufficient to prevent us from suffering material losses. Additional insurance claims made by the Company may result in such insurance not being available to us in the future on commercially reasonable terms, or at all.

The continued spread of the COVID-19 pandemic may have a material adverse impact on our business, financial condition and results of operations.

The ongoing COVID-19 pandemic has resulted in a significant impact to businesses and supply chains globally. The imposition of work and travel restrictions, as well as other actions by government authorities to contain the outbreak, led to a significant decline in the global economy in the first half of 2020, including extended shutdowns of certain businesses, lower factory production, reduced volumes of global imports and exports and disruptions in global shipping. This led to reduced container demand, which pressured container lease rates in the first half of 2020, and increased the credit risk profile of our shipping line customers. Following the easing of measures to contain the spread of the pandemic and the initial reopening of businesses, trade volumes and container demand recovered strongly in the third quarter of 2020. However, many countries are seeing a resurgence in COVID-19 cases, including our main demand locations in China, and there continues to be a high degree of risk and uncertainty with respect to the outlook for global economic conditions, global trade and container demand. Further, in response to the pandemic, many businesses, including ourselves, have implemented remote working arrangements for their employees that may continue, in whole or in part, for an extended period. Risks associated with the COVID-19 pandemic on our business include, but are not limited to:

•increased credit concerns relating to our shipping line customers as they face operational disruptions and increased costs relating to the pandemic, including the risk of bankruptcy or significant payment defaults or delays;

•reduced demand for rental equipment and increased pressure on lease rates;

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

Although the impact on our business of the COVID-19 pandemic has not been significant to date, if the pandemic continues to cause business disruption and negatively impact the global economy, then its impact could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Fluctuations in global trade cause our business to experience cyclicality.

Market conditions in our industry have historically experienced high level of cyclicality, with periods of strong growth in global trade and high demand for containers followed by periods of weak conditions. Market conditions were exceptionally strong during the second half of 2020 after being weak for much of 2019 and the first half of 2020, but the current outlook for the global economy, global trade and the container leasing market are highly uncertain due to the ongoing COVID-19 pandemic.

New container prices have also experienced a high level of volatility and are currently at record highs. A decrease in new container prices typically negatively impacts our profitability by reducing lease rates and the sale prices we receive for our equipment. These impacts can be severe when new container prices are low for an extended period of time.

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

A decrease in market lease rates negatively impacts the lease rates on both new container investments and existing containers in our fleet. Most of our existing containers are on operating leases, which means that the lease term is shorter than the expected life of the container, so the lease rate we receive for the container is subject to change at the expiration of the current lease. A decrease in new container prices from their current record highs, widespread availability of attractively priced financing, and aggressive competition for new leasing transactions could put pressure on market lease rates. As a result, during periods of low market lease rates, the average lease rate received for our containers is negatively impacted by both the addition of new containers at low lease rates as well as, and more significantly, by the turnover of existing containers from leases with higher lease rates to leases with lower lease rates.

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

We may incur asset impairment charges and additional depreciation expense.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenue and cash flow from a limited number of container lessees. Billings from our ten largest container lessees represented 62.5% of total billings for the year ended December 31, 2020, with billings from our two largest container lessees accounting for 17.1% and 10.2%, respectively, of total billing, or $69.8 million and $41.6 million, respectively. As our business grows, and as consolidation continues among our shipping line customers, we expect the proportion of revenue generated by our larger customers to continue to increase. The loss of a recently-consolidated customer such as those noted above would have a material adverse impact on our business, financial condition, results of operations and cash flows. In addition, a default by any of our largest lessees would result in a major reduction in our leasing revenue, large repossession expenses, potentially large lost equipment charges and a material adverse impact on our performance and financial condition. Although we maintain insurance against customer defaults, our insurance is limited and may not be sufficient to cover such a default.

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

Fluctuations in the price of new containers could harm our business, results of operations and financial condition.

New container prices, which dropped to record lows in the first quarter of 2016, have recently increased to record highs. It is uncertain for how long the current container prices will continue. If new container prices decrease, the per diem lease rates for new leases of older, off-lease containers would also be expected to decrease and the prices obtained for containers sold at the end of their useful life would also be expected to decrease. Although new and used container prices are currently at record highs, if the price of new containers declines such that market per diem lease rates or resale values for containers are reduced, our revenue and income could decline. A continuation of these factors could harm our business, financial condition, results of operations and cash flows, even if a sustained reduction in price would allow us to purchase new containers at a lower cost.

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

Used container selling prices and the gains or losses that we have recognized from selling used containers have varied widely over recent years. During 2015 and 2016, disposal prices were close to, and in many cases below, our residual values which resulted in losses being incurred on the sales of used equipment. As a result of consistent losses being recorded on the sale of 40-foot high cube dry van containers, we reduced the residual value for these containers from $1,650 to $1,400 per container, effective July 1, 2016. Sales prices for used containers recovered from the lows of 2016, resulting in gains being recognized on the sale of used equipment. If used container prices decline, we may incur losses on the sale of used containers, our residual values may need to be reduced, resulting in increased depreciation expense, and we may incur impairment charges on such equipment. A decline in these factors could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

•international incidents, including epidemics and pandemics;

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

•restrictive local employment laws; and

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

We may be subject to regulations promulgated in various countries, including the United States, seeking to protect the integrity of international commerce and prevent the use of equipment for international terrorism or other illicit activities. For example, the Container Security Initiative, the Customs-Trade Partnership Against Terrorism and Operation Safe Commerce are among the programs administered by the DHS that are designed to enhance security for cargo moving throughout the international transportation system by identifying existing vulnerabilities in the supply chain and developing improved methods for ensuring the security of containerized cargo entering and leaving the United States. Moreover, the CSC applies to new and existing containers and seeks to maintain a high level of safety of human life in the transport and handling of containers by providing uniform international safety regulations. As these regulations develop and change, we may incur compliance costs due to the acquisition of new, compliant equipment and/or the adaptation of existing equipment to meet new requirements imposed by such regulations. Additionally, certain companies are currently developing or may in the future develop products designed to enhance the security of equipment transported in international commerce. Regardless of the existence of current or future government regulations mandating the safety standards of intermodal shipping equipment, industry participants may adopt such products or our equipment lessees may insist that we adopt such products. In responding to such market pressures, we may incur increased costs, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Environmental regulations may result in equipment obsolescence or require substantial investments to retrofit existing equipment. Additionally, environmental concerns are leading to significant design changes for new containers that have not been extensively tested, which increases the likelihood that we could face technical problems.

Many countries, including the United States, restrict, prohibit or otherwise regulate the use of chemical refrigerants due to their ozone depleting and global warming effects. Our refrigerated containers currently use various refrigerants. Manufacturers of cooling machines for refrigerated containers are testing units that utilize alternative refrigerants, as well as natural refrigerants such as carbon dioxide, that may have less global warming potential than current refrigerants. If future regulations prohibit the use or servicing of containers of current refrigerants, we could be forced to incur large retrofitting expenses. In addition, refrigerated containers that are not retrofitted may become difficult to lease, command lower rental rates and disposal prices, or may have to be scrapped.

Historically, the foam insulation in the walls of intermodal refrigerated containers required the use of a blowing agent that contains chlorofluorocarbons (CFCs). The manufacturers producing our refrigerated containers have eliminated the use of this blowing agent in the manufacturing process, but a large number of our refrigerated containers manufactured prior to 2014 contain these CFCs. The EU prohibits the import and the placing on the market in the EU of intermodal containers with insulation made with such process. However, we believe international conventions governing free movement of intermodal containers allow the use of such intermodal refrigerated containers in the EU if they have been admitted into the EU countries on temporary customs admission. We have procedures in place that we believe comply with the relevant EU and country regulations. If future international conventions or regulations prohibit the use or servicing of containers with foam insulation that utilized this blowing agent change, we could be forced to incur large retrofitting expenses and those containers that are not retrofitted may become more difficult to lease and command lower rental rates and disposal prices.

An additional environmental concern affecting our operations relates to the materials and processes used to construct our dry containers. The floors of dry containers are plywood, usually made from tropical hardwoods. Due to concerns regarding de-forestation of tropical rain forests and climate change, many countries which have been the source of these hardwoods have implemented severe restrictions on the cutting and export of these woods. Accordingly, container manufacturers have switched a significant portion of production to more readily available alternatives such as birch, bamboo, and other farm-grown wood species. Container users are also evaluating alternative designs that would limit the amount of plywood required and are also considering possible synthetic materials to replace the plywood. These new woods or other alternatives have not proven their durability over the typical 13-15 year life of a dry container, and if they cannot perform as well as the hardwoods have historically, the future repair and operating costs for these containers could be significantly higher and the useful life of the containers may be decreased.

For environmental reasons, container manufacturers have replaced solvent-based paint systems with water-based paint systems for dry container production. Water-based paint systems require more time and care for proper application, and there is an increased risk that the paint will not adhere properly to the steel for the expected useful life of the containers. In addition, some of our refrigerated container manufacturers have recently announced planned changes to the panel treatment and painting processes for refrigerated containers, and we are concerned these changes may lead to decreased protection from the paint system. Poor paint coverage and adherence leads to premature rusting, increased maintenance cost over the life of the container and could result in a shorter useful life.

China has implemented regulations restricting the impact of solid wastes, and these regulations are limiting the import into China of old refrigerated containers destined for material recycling. These regulations may limit the disposal demand for non-working refrigerated containers and could result in a decrease in refrigerated container disposal prices which could have a significant negative impact on our profitability and cash flows.

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

We have operations in locations subject to severe weather conditions, natural disasters, the outbreak of contagious disease, or man-made incidents such as chemical explosions, any of which could disrupt our operations. In addition, our suppliers and customers also have operations in such locations. For example, in 2015, a chemical explosion and fire in the port of Tianjin, China damaged or destroyed a small number of our containers and disrupted operations in the port. Similarly, outbreaks of pandemic or contagious diseases, such as the COVID-19 virus, H1N1 (swine) flu and the Ebola virus, could significantly reduce the demand for international shipping or could prevent our containers from being discharged in the affected areas or in other locations after having visited the affected areas. Any future natural or man-made disasters or health concerns in the world where we have business operations could lead to disruption of the regional and global economies, which could result in a decrease in demand for leased containers.

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

Indebtedness and Finance Risks

Our level of indebtedness reduces our financial flexibility and could impede our ability to operate.

We have a significant amount of indebtedness and we intend to borrow additional amounts under our credit facilities to purchase equipment and make acquisitions and other investments. We expect that we will maintain a significant amount of indebtedness on an ongoing basis. As of December 31, 2020, our total outstanding debt was $1,758.5 million. Interest expense on such debt will be $9.3 million per quarter for 2021, assuming floating interest rates remain consistent with those as of December 31, 2020. There is no assurance that we will be able to generate sufficient cash flow from operations to service and repay our debt, or to refinance our outstanding indebtedness when it becomes due, or, if refinancing is available, that it can be obtained on terms that we can afford.

Some of our credit facilities require us to pay a variable rate of interest, which will increase or decrease based on variations in certain financial indices, and increases in interest rates can significantly decrease our profits. In 2020, we entered into a five-year interest rate swap agreement to hedge against changes in future cash flows resulting from changes in interest rates on $500.0 million of our variable-rate borrowings.

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

The expected replacement of the LIBOR benchmark interest rate may have an impact on our business and the trading price of our Series A Preferred Stock and our Series B Preferred Stock.

On July 27, 2017, the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR rates after 2021. As a result, the continuation of LIBOR on the current basis cannot be guaranteed after 2021 and it is likely that LIBOR will be phased out or modified by 2023. The FCA and the submitting LIBOR banks have indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate. Financial services regulators and industry groups are evaluating the phase-out of LIBOR and the development of alternate reference rate indices or reference rates. In the United States, the Alternative Reference Rates Committee (“ARRC”) was tasked with identifying alternative reference rates to replace LIBOR. The Secured Overnight Financing Rate (“SOFR”) has emerged as the ARRC’s preferred alternative rate for LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by the Treasury securities in the repurchase agreement market. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates. In addition, it is uncertain what methods of calculating a replacement rate will be adopted generally or whether different industry bodies, such as the loan market and the derivative market, will adopt the same methodologies.

As of December 31, 2020, we had $797.5 million of debt outstanding on facilities with interest rates based on LIBOR. Our credit facilities include fallback language that seeks to facilitate an agreement with our lenders on a replacement rate for LIBOR in the event of its discontinuance. We cannot predict what reference rate would be agreed upon or what the impact of any such replacement rate would be to our interest expense. Potential changes to the underlying floating-rate indices and reference rates may have an adverse impact on our liabilities indexed to LIBOR and could have a negative impact on our profitability and cash flows. Furthermore, we cannot predict or quantify the time, effort and cost required to transition to the use of new benchmark rates, including with respect to negotiating and implementing any necessary changes to existing contractual agreements, and implementing changes to our systems and processes. We continue to evaluate the operational and other effects of such changes.

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

Tax and Regulatory Risks

We are subject to legislative, regulatory, and legal developments involving taxes.

Taxes are a significant part of our expenses. We exercise significant judgement in calculating our worldwide tax provision for income taxes and other tax liabilities. Although we believe our tax estimates are reasonable, many factors may limit their accuracy. We are currently under examination in Barbados for the 2019 tax year, and may be subject to examinations in the future in this, and other, jurisdictions. Relevant tax authorities may disagree with our tax treatment of certain material items and thereby increase our tax liability. We are subject to U.S. federal, state, and foreign income, payroll, property, sales and use, and other types of taxes. Changes in tax rates, enactment of new tax laws, revisions of tax regulations, and claims or litigation with taxing authorities could result in a material effect to our results of operations, financial condition, and liquidity. Higher tax rates could have a material adverse effect on our results of operations, financial condition, and liquidity.

We operate in numerous tax jurisdictions and are subject to not only the phase-in of current tax regulations or changes in the applicable tax regulations in those jurisdictions, but may also be subject to tax authorities within any of these jurisdictions challenging our operating structure or revising the interpretation of tax laws and regulations. Should any of these events occur it could result in additional taxes, interest and penalties that could materially impact our financial conditions and our future financial results.

We are headquartered in the United States as a Delaware corporation, and also operate through a number of international subsidiaries. We are subject to the tax regulations of each jurisdiction in which we operate in addition to United States tax regulations. We have structured our Company and its domestic and international subsidiaries to minimize our income tax obligations, however, under certain circumstances our tax structure could result in additional U.S. or foreign taxes. There can be no assurance that our current effective tax rate will not change in the future or that our tax structure and the amount of taxes we pay in any of these countries will not be challenged by the relevant taxing authorities. If the tax authorities challenge our tax positions or the amount of taxes paid for the purchase, lease or sale of equipment in each jurisdiction in which we operate, we could incur substantial expenses associated with defending our tax position as well as expenses associated with the payment of any additional taxes, penalties and interest that may be imposed on us. The payment of these amounts could have an adverse material effect on our business, financial condition, results of operations and cash flows.

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

Barbados and Bermuda have both enacted legislation that could have a material impact upon our subsidiaries located in those jurisdictions. In 2019 Barbados enacted the Companies (Economic Substance) Act, 2019 and in 2018 Bermuda enacted the Economic Substance Act 2018. Both sets of legislation require affected Barbados and Bermuda registered companies to maintain a substantial economic presence in their respective countries. It is anticipated that the guidelines which assist in the interpretation and application of the legislation, will be revised periodically within those jurisdictions, but this legislation could require us to incur additional costs to achieve compliance, and/or result in the imposition of significant penalties, and possibly require us to re-domicile our registered subsidiaries to a jurisdiction with higher tax rates. As noted, because the details surrounding implementation of this legislation are still developing, we cannot predict the impact of the economic substance requirements on our Company. However, the results of our business operations and future financial performance could be materially adversely affected depending on whether, and to the extent, we become subject to this legislation and/or other unanticipated tax liabilities.

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

If we fail to comply with applicable regulations that impact our international operations, our business, results of operations or financial condition could be adversely affected.

Due to the international scope of our operations, we are subject to numerous laws and regulations, including economic sanctions, anti-corruption, anti-money laundering, import and export and similar laws. In recent years, we have seen a substantial increase in the enforcement of many of these laws in the United States and other countries. Any failure or perceived failure to comply with existing or new laws and regulations may subject us to significant fines, penalties, criminal and civil lawsuits, forfeiture of significant assets, and other enforcement actions in one or more jurisdictions, result in significant additional compliance requirements and costs, increase regulatory scrutiny of our business, result in the loss of customers, restrict our operations and limit our ability to grow our business, adversely affect our results of operations, and harm our reputation.

Risks Related to our Stock

Our common stock price has been volatile and may remain volatile.

The trading price of our common stock may be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, new products or services by us or our competitors, general conditions in the shipping industry and the intermodal equipment sales and leasing markets, changes in earnings estimates by analysts, or other events or factors which may or may not be under our control. Broad market fluctuations may adversely affect the market price of our common stock. Since the initial public offering of our common stock at $15.00 per share on May 16, 2007, the market price of our common stock has fluctuated significantly. Since the trading volume of our common stock is modest on a daily basis, shareholders may experience difficulties in liquidating our common stock at an acceptable price. Factors affecting the trading price of our common stock may include, among others:

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

Dividends now paid to holders of our common stock may need to be reduced or eliminated.

Although our board of directors has approved a dividend policy under which we pay cash dividends on our common stock, any determinations by us to pay cash dividends on our common stock will be based upon our financial condition, results of operations, business requirements, investment in rental equipment, tax considerations and our board of directors’ continuing quarterly determination that the declaration of dividends under the dividend policy is in the best interests of our stockholders and is in compliance with all laws and agreements. In addition, the terms of our credit agreements contain provisions restricting the amount of cash dividends subject to certain exceptions. Consequently, investors may be forced to rely more so or completely on sales of their common stock to realize returns on investment.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

Office Locations.  As of December 31, 2020, we operated our business in 13 offices in 12 different countries including the U.S. We have 2 offices in the U.S. including our headquarters in San Francisco, California. We have 11 offices outside the U.S., including offices operated by third-party corporate service providers in Bermuda and Luxembourg. In addition, we have agents in Asia, Europe, Africa, and South America. All of our offices, except those operated by third party corporate service providers, are leased.

The following table summarizes our office locations as of December 31, 2020:

Office Locations – U.S.
San Francisco, CA (Headquarters)	Charleston, SC

Office Locations - International
Brentwood, United Kingdom	St. Michael, Barbados
Antwerp, Belgium	Singapore
Hamburg, Germany	Taipei, Taiwan
Kuala Lumpur, Malaysia	Hamilton, Bermuda
Luxembourg City, Luxembourg	Sydney, Australia
Seoul, South Korea

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

Market Information

Our common stock is traded on the NYSE under the symbol “CAI.”

In addition, our Series A Preferred Stock and our Series B Preferred Stock are traded on the NYSE under the symbols “CAI-PA” and “CAI-PB,” respectively.

Holders

As of February 18, 2021, there were 26 registered holders of record of the common stock and 4,488 beneficial holders, based on information obtained from our transfer agent.

Dividend Policy

Our board of directors approved the initiation of a regular cash dividend on our common stock at a rate of $0.25 per share per quarter, equivalent to $1.00 per share annually, effective during the third quarter of 2020. The dividend was increased to $0.30 per share effective the first quarter of 2021. We are required to pay dividends of 8.5% per annum on our outstanding shares of each series of our preferred stock. Any determinations by us to pay cash dividends on our common stock in the future will be based primarily upon our financial condition, results of operations, business requirements, tax considerations and our board of directors’ continuing determination that the declaration of dividends under the dividend policy are in the best interests of our stockholders and are in compliance with all laws and agreements, including the agreements governing our indebtedness, applicable to the dividend program. In the absence of such a policy, other than to pay dividends on our preferred stock, we intend to retain future earnings to finance the operation and expansion of our business, and to repurchase our common stock.

Purchases of Equity Securities by the Issuer

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2020 – October 31, 2020	-	$-	-	1,000,000
November 1, 2020 – November 30, 2020	-	-	-	1,000,000
December 1, 2020 – December 31, 2020(2)	249,034	31.95	248,569	751,431
Total	249,034	$31.95	248,569	751,431

(1)On October 8, 2018, we announced that our Board of Directors had approved the repurchase of up to 3.0 million shares of outstanding common stock. The repurchase plan does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. As of December 31, 2020, 0.8 million shares remained available for repurchase under our share repurchase plan. On February 11, 2021, the Board of Directors increased the share repurchase plan by an additional 2.0 million shares.

(2)Includes 465 shares withheld by the Company to satisfy the tax obligations of certain of our employees upon the vesting of restricted stock awards.

Performance Graph

The graph below compares cumulative shareholder returns on our common stock as compared with the Russell 2000 Stock Index and the Dow Jones Transportation Stock Index for the period from December 31, 2015 to December 31, 2020. The graph assumes an investment of $100 as of December 31, 2015, and that all dividends were reinvested without the payment of any commissions. The stock performance shown on the performance graph below is not necessarily indicative of future performance.

325
300
275
250
225
200
175
150
125
100
75
50
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
CAI International, Inc.
Russell 2000 Index
Dow Jones Transportation Index

		Returns as of December 31,
Company/Index	Dec. 31, 2015	2016	2017	2018	2019	2020

CAI International, Inc.	$100	$86	$281	$230	$288	$315
Russell 2000 Index	100	119	135	119	147	174
Dow Jones Transportation Index	100	120	141	122	145	167

ITEM 6: SELECTED FINANCIAL DATA

Not applicable. Financial information related to the fiscal years ended December 31, 2017 and 2016 may be found in Part II, Item 6. Selected Financial Data in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 5, 2020. Please refer to the consolidated financial statements included herein in Part III, Item 8. Financial Statements and Supplementary Data for information with respect to the fiscal years ended December 31, 2020, 2019 and 2018.

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

Overview

We are one of the world’s leading transportation finance companies. We lease equipment, primarily intermodal shipping containers, to our customers. We also manage equipment for third-party investors. In operating our fleet, we lease, re-lease and dispose of equipment and contract for the repair, repositioning and storage of equipment. As of December 31, 2020, our container fleet comprised 1,798,520 CEUs, 96% of which represented our owned fleet and 4% of which represented our managed fleet.

Our revenue comprises container lease revenue from our owned container fleet and management fee revenue for managing containers for third-party investors.

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

COVID-19 Pandemic

The COVID-19 pandemic continues to have a meaningful impact on global trade and our business. The pandemic and related work, travel, and social restrictions resulted in a sharp decrease in global economic and trade activity during the first half of 2020, resulting in weak container leasing demand. However, we saw a significant increase in leasing demand during the second half of the year, but it is too early to tell whether this rebound in leasing demand will be sustained into 2021 and beyond.

We were initially concerned that the sharp decrease in global container volumes early in 2020 would increase the financial challenges facing our customers and lead to increased credit risk. While we are not yet through the pandemic, container freight rates and the financial performance of our customers have generally held up better than anticipated, with freight rates reaching record levels. As the impact of the pandemic grew, all the major shipping lines have taken aggressive actions to reduce their deployed vessel capacity, decreasing their network expenses and mitigating rate pressure from reduced freight volumes. The large decrease in bunker fuel prices has also been very helpful to their financial performance. We continue to closely monitor our customers’ payment performance and expect the potential for elevated credit risk as long as economic and trade disruptions persist.

For additional information regarding the risk and uncertainties that we could encounter as a result of the COVID-19 pandemic and related global conditions, see “Business Risk - The continued spread of the COVID-19 pandemic may have a material adverse impact on our business, financial condition and results of operations” in Item 1A. “Risk Factors” in this Annual Report on Form 10-K.

Disposal of Logistics and Rail Businesses

On August 14, 2020, we sold substantially all the assets of our logistics business to NFI, a North American logistics provider, for cash proceeds of $6.2 million. On December 29, 2020, we sold all our remaining railcar fleet to affiliates of Infinity Transportation for cash proceeds of $228.1 million. As a result, the operating results of the logistics and rail leasing businesses have been classified as discontinued operations in the accompanying consolidated statements of income and cash flows. All prior periods presented in the consolidated financial statements in this Annual Report on Form 10-K have been restated to reflect the classification of the logistics and rail leasing businesses as discontinued operations and certain assets and liabilities as held for sale.

Key Operating Metrics

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

The equipment leasing market is highly competitive. As such, our relationships with our customers are important to ensure that they continue to select us as one of their providers of leased equipment. Our average container fleet utilization rate in CEUs for the year ended December 31, 2020 was 98.5% compared to 98.6% for the year ended December 31, 2019. Our average container fleet utilization remained relatively consistent between the two periods due to limited supply of new equipment despite strong leasing demand. Our utilization rate may increase or decrease depending on future global economic conditions and the additional supply of new equipment.

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

Continuing operations

Container Lease Revenue. We generate container lease revenue by leasing our owned containers primarily to container shipping lines. Approximately 80% of our container lease revenue is derived from the rental of containers. Container lease revenue is comprised of monthly lease payments due under the lease agreements together with payments for other charges set forth in the leases, such as handling fees, drop-off charges and repair charges. Approximately 24% of our owned container fleet is subject to finance leases. Under a finance lease, the lessee’s payments consist of principal and interest components. The interest component is included within container lease revenue. Lessees under our finance leases have the substantive risks and rewards of equipment ownership and typically have the option to purchase the equipment at the end of the lease term for a nominal amount.

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

Operating Expenses. Our operating expenses include depreciation of rental equipment, storage, handling and other expenses applicable to our owned equipment, and administrative expenses.

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

Our administrative expenses are primarily employee-related costs such as salary, bonus and commission expenses, and employee benefits, as well as rent, bad debt and travel and entertainment costs, and expenses incurred for outside services such as legal, consulting and audit-related fees.

Our operating expenses include the gain or loss on sale of rental equipment. This gain or loss is typically the result of our sale of used equipment in the secondary resale market and is the difference between: (1) the cash we receive for these units, less selling expenses; and (2) the net book value of the units.

Discontinued operations

Rail Lease Revenue. Lease revenue was generated by leasing our railcars primarily for the transport of industrial goods, materials and other products on railroad tracks throughout North America. Rail lease revenue was comprised of monthly lease payments due under the lease agreements. Lease revenue was based on a fixed monthly rate or was recognized on an hourly or mileage basis. A small number of our railcars were subject to finance leases.

Logistics Revenue. Logistics revenue was generated by arranging for the movement of our customers’ freight through our network of non-affiliated transportation carriers and equipment providers. Revenue represented the gross price charged to our customers.

Discontinued operations expenses. Operating expenses for discontinued operations include depreciation of rental equipment, storage, handling and other expenses, logistics transportation costs, loss on sale of rental equipment and administrative expenses.

Logistics transportation costs represent the expenses we incur for providing logistics services to our customers. Such costs include shipping, pick-up and delivery charges, primarily from railroads and drayage companies we contract with to fulfill the movement of our customers’ freight.

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Revenue
Container lease revenue	$294,013	$298,853

Operating expenses
Depreciation of rental equipment	109,856	111,917
Storage, handling and other expenses	17,758	17,533
Gain on sale of rental equipment	(10,204)	(4,402)
Administrative expenses	27,312	34,188
Total operating expenses	144,722	159,236

Operating income	149,291	139,617

Other expenses
Net interest expense	61,565	79,174
Write-off of debt issuance costs	6,135	-
Other (income) expense	(651)	313
Total other expenses	67,049	79,487

Income before income taxes	82,242	60,130
Income tax expense	1,800	4,783

Income from continuing operations	80,442	55,347
Loss from discontinued operations, net of taxes	(52,709)	(24,336)
Net income	27,733	31,011
Preferred stock dividends	8,829	8,829
Net income attributable to CAI common stockholders	$18,904	$22,182

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we discuss the results of our operations and certain cash flow information for the year ended December 31, 2020 compared to the year ended December 31, 2019. A discussion of the year ended December 31, 2019 compared to the year ended December 31, 2018 has been omitted from this Annual Report on Form 10-K, but may be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 5, 2020, which is available free of charge on the SEC’s website at www.sec.gov and our corporate website (www.capps.com).

Year Ended December 31, 2020 Compared with Year Ended December 31, 2019

Container lease revenue

	Year Ended December 31,		Change
	2020	2019	Amount	Percent
($ in thousand)
Container lease revenue	$294,013	$298,853	$(4,840)	-2%

The decrease in container lease revenue between 2020 and 2019 was mainly attributable to a $7.2 million decrease in rental revenue resulting from a 3% reduction in average owned container per diem rental rates, a $4.4 million decrease in rental revenue arising from a change to cash-based revenue recognition for a certain customer due to collectability issues, a $2.2 million decrease in lease revenue due to a lease modification resulting in a change in lease classification from operating to finance for a specific lease, and a $0.8 million decrease in repair fee revenue resulting from an increase in utilization rate during 2020, partially offset by a $9.8 million increase in rental revenue, primarily due to a 4% increase in the average number of CEUs of on-lease owned containers. The reduction in average container per diem rental rates was caused primarily by competitive market pressure.

Depreciation of rental equipment

	Year Ended December 31,		Change
	2020	2019	Amount	Percent
($ in thousand)
Depreciation of rental equipment	$109,856	$111,917	$(2,061)	-2%

The decrease in depreciation expense between 2020 and 2019 was mainly attributable to a 3% decrease in the average size of our owned container fleet subject to depreciation over the last twelve months.

Storage, handling and other expenses

	Year Ended December 31,		Change
	2020	2019	Amount	Percent
($ in thousand)
Storage, handling and other expenses	$17,758	$17,533	$225	1%

Storage, handling and other expenses remained relatively consistent between 2020 and 2019.

Gain on sale of rental equipment

	Year Ended December 31,		Change
	2020	2019	Amount	Percent
($ in thousand)
Gain on sale of rental equipment	$10,204	$4,402	$5,802	132%

While there was a slight decrease of 5% in the average sale price per CEU, we sold approximately 28% more CEUs of containers in 2020 compared to 2019 due to increased demand, resulting in an increase in gain on sale of rental equipment. We also recognized a net selling loss of $2.6 million at the commencement of a finance lease during 2019.

Administrative expenses

	Year Ended December 31,		Change
	2020	2019	Amount	Percent
($ in thousand)
Administrative expenses	$27,312	$34,188	$(6,876)	-20%

The decrease in administrative expenses between 2020 and 2019 was primarily attributable to an $11.9 million decrease in bad debt expense, mainly due to cash receipts from a previously reserved customer and improved collection efforts, partially offset by a $2.1 million increase in legal and professional fees due to the strategic review process, a $1.7 million increase in severance costs mainly associated with the change in our Chief Executive Officer, and a $1.1 million increase in payroll-related costs.

Other expenses

	Year Ended December 31,		Change
	2020	2019	Amount	Percent
($ in thousand)
Net interest expense	$61,565	$79,174	$(17,609)	-22%
Write-off of debt issuance costs	6,135	-	6,135	-
Other (income) expense	(651)	313	(964)	-308%
	$67,049	$79,487	$(12,438)	-16%

Net interest expense

The decrease in net interest expense between 2020 and 2019 was due primarily to a decrease in the average interest rate on our outstanding debt from approximately 3.6% at December 31, 2019 to 2.3% at December 31, 2020, caused primarily by a decrease in LIBOR, as well as a decrease in our average loan principal balance between the two periods, as we decreased acquisition activity for rental equipment during the first half of 2020.

Write-off of debt issuance costs

The $6.1 million write-off of debt issuance costs during 2020 is due to the early repayment of debt associated with our Series 2017-1, 2018-1 and 2018-2 asset-backed notes.

Other (income) expense

Other income, representing a gain on foreign exchange of $0.7 million for the year ended December 31, 2020, increased from a loss of $0.3 million for the year ended December 31, 2019, primarily as a result of movements in the U.S. Dollar exchange rate against the Euro.

Income tax expense

	Year Ended December 31,		Change
	2020	2019	Amount	Percent
($ in thousand)
Income tax expense	$1,800	$4,783	$(2,983)	-62%

While income before tax increased between the two periods, the effective tax rate decreased from 8.0% for the year ended December 31, 2019 to 2.2% for the year ended December 31, 2020. The decrease in the effective tax rate was primarily caused by a $3.2 million tax benefit in 2020 as a result of revaluing our state deferred tax liability due to the sale of the logistics and rail businesses, an increase in the proportion of pretax income generated in lower tax jurisdictions, and a decrease in the proportion of interest income generated by foreign finance leases subject to both foreign and U.S. income tax.

Note 9 to our consolidated financial statements included in this Annual Report on Form 10-K includes a reconciliation between the tax expense calculated at the statutory U.S. income tax rate and the actual tax expense for the years ended December 31, 2020 and 2019.

Preferred stock dividends

	Year Ended December 31,		Change
	2020	2019	Amount	Percent
($ in thousand)
Preferred stock dividends	$8,829	$8,829	$-	0%

Preferred stock dividends for 2020 remained consistent with 2019.

Loss from discontinued operations

The following table summarizes our results of discontinued operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,		Change
	2020	2019	Amount	Percent
($ in thousand)
Total revenue	$89,253	$143,817	$(54,564)	-38%
Operating expenses	145,680	161,795	(16,115)	-10%
Interest expense	7,070	13,327	(6,257)	-47%
Income tax benefit	10,788	6,969	3,819	55%
Net loss from discontinued operations	52,709	24,336	28,373	117%

The decrease in revenue from discontinued operations between 2020 and 2019 was the result of a $51.4 million decrease in logistics revenue, primarily attributable to the sale of the logistics business during the quarter ended September 30, 2020, and a $3.2 million decrease in rail lease revenue, primarily attributable to a decrease in the size of the on-lease railcar fleet between the two periods due to the sale of railcars.

The decrease in operating expenses from discontinued operations between 2020 and 2019 was mainly the result of a $45.7 million decrease in logistics transportation costs primarily attributable to the sale of the logistics business during the quarter ended September 30, 2020, a $13.2 million decrease in impairment of rental equipment due to changes in the fair value of railcar assets held for sale, and a $4.8 million decrease in administrative expenses primarily attributable to a decrease in payroll-related costs which is partially offset by an increase in severance costs related to the sale of the businesses. These decreases were partially offset by a $29.1 million increase in loss on sale of rental equipment due to the sale of the remaining railcar fleet and an $18.5 million loss on classification as held for sale of the logistics business, primarily due to the write down of goodwill and intangible assets, and certain sale related costs.

The decrease in interest expense from discontinued operations between 2020 and 2019 was mainly attributable to a decrease in the average interest rate on the outstanding debt of the rail business and a decrease in the average loan principal balance between the two periods. The increase in income tax benefit from discontinued operations between 2020 and 2019 was attributable to the increase in loss before tax. The decrease in revenue, partially offset by the decrease in operating expenses and interest expense, and the increase in income tax benefit, resulted in an increase in net loss from discontinued operations for the year ended December 31, 2020 compared to the year ended December 31, 2019, of $28.4 million.

Liquidity and Capital Resources

As of December 31, 2020, we had cash and cash equivalents of $53.5 million, including $26.9 million of cash held by variable interest entities (VIEs). Our principal sources of liquidity are cash in-flows provided by operating activities, proceeds from the sale of rental equipment, borrowings under our debt agreements, and equity and debt offerings. Our cash in-flows are used to finance capital expenditures and meet debt service requirements.

As of December 31, 2020, our outstanding indebtedness and the related maximum borrowing level was as follows (in thousands):

	Current	Current
	Amount	Maximum
	Outstanding	Borrowing Level
Revolving credit facilities	$703,550	$1,205,664
Term loans	180,500	180,500
Senior secured notes	46,665	46,665
Asset-backed notes	726,918	726,918
Collateralized financing obligations	69,629	69,629
Term loans held by VIE	31,234	31,234
	1,758,496	2,260,610
Debt discount and debt issuance costs	(12,765)	-
Total	$1,745,731	$2,260,610

As of December 31, 2020, we had $502.0 million in availability under our revolving credit facilities (net of $0.1 million in letters of credit), subject to our ability to meet the collateral requirements under the agreements governing the facilities. Based on the borrowing base and collateral requirements as of December 31, 2020, the borrowing availability under our revolving credit facilities was $253.3 million, assuming no additional contributions of assets.

As of December 31, 2020, we had $1,460.9 million of debt in facilities with fixed interest rates or floating interest rates that have been synthetically fixed through interest rate swap agreements. This accounts for 83% of our total outstanding debt. These fixed rate facilities are scheduled to mature between 2021 and 2045 and had a weighted average interest rate of 2.3% as of December 31, 2020.

As of December 31, 2020, we had $297.5 million of debt in facilities with interest rates based on floating rate indices (primarily LIBOR). These floating rate facilities are schedule to mature between 2021 and 2023 and had a weighted average interest rate of 1.8% as of December 31, 2020.

We have typically funded a significant portion of the purchase price for new equipment through borrowings under our credit facilities. However, from time to time we have funded new equipment acquisitions through the use of working capital.

The revolving credit facility and term loans associated with our rail business were repaid in full upon the sale of our remaining railcars in December 2020.

Revolving Credit Facilities

We have two revolving credit facilities, which have a maximum borrowing capacity of $1,175.0 million and €25.0 million, respectively, and maturity dates of June 2023 and September 2023, respectively. The entire amount of the facilities drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

We use the revolving credit facilities primarily to fund the purchase of rental equipment. As of December 31, 2020, in addition to a rental equipment payable of $100.5 million, we had commitments to purchase $140.9 million of containers in the twelve months ending December 31, 2021.

Term Loans

We utilize our term loans as an important funding source for the purchase of rental equipment. Our term loans amortize in monthly or quarterly installments and mature between June 2021 and October 2023.

Senior Secured Notes

We used the proceeds from the senior secured notes primarily to fund the purchase of rental equipment, as discussed in Note 7 to our consolidated financial statements included in this Annual Report on Form 10-K. The notes amortize in semi-annual installments and mature in September 2022.

Asset-Backed Notes

Our asset-backed notes were issued by our indirect wholly-owned subsidiary, which was established to facilitate asset-backed note financings. We used the proceeds from the issuance of the asset-backed notes primarily to repay our outstanding balance under previously issued asset-backed notes.

Our borrowings under the asset-backed facilities amortize in monthly installments and mature in September 2045. We are required to maintain a restricted cash account to cover payments of the obligations. As of December 31, 2020, the restricted cash account had a balance of $12.4 million.

Other Debt Obligations

We have entered into a series of collateralized financing obligations with Japanese investor funds that are consolidated by us as VIEs (see Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K). The obligations have maturity dates between March 2021 and February 2026.

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

We continue to monitor the COVID-19 outbreak and its impact on our overall liquidity position and outlook. The ultimate impact that COVID-19 may have on our operations and financial performance over the next twelve months is currently uncertain and will depend on certain developments, including, among others, the impact of COVID-19 on our customers and the magnitude and duration of the pandemic. Assuming that our customers meet their contractual commitments, we currently believe that cash provided by operating activities and existing cash, proceeds from the sale of rental equipment, and borrowing availability under out debt facilities are sufficient to meet our liquidity needs for at least the next twelve months.

In addition to customary events of default, our revolving credit facilities and term loans contain restrictive covenants, including limitations on certain liens, indebtedness and investments and restrictions on dividends, distributions or other payments from our subsidiaries.  In addition, all of our debt facilities contain various restrictive financial and other covenants.  The financial covenants in our debt facilities require us to maintain (1) a consolidated funded debt to consolidated tangible net worth ratio of no more than 3.75:1.00, and in the case of our asset-backed notes, of no more than 4.50:1:00; and (2) a fixed charge coverage ratio of at least 1.20:1.00, and in the case of our asset-backed notes, an interest coverage ratio of at least 2.50:1.00. As of December 31, 2020, we were in compliance with all of our debt covenants.

Under certain conditions, as defined in our credit agreements with our banks and/or note holders, we are subject to certain cross default provisions that may result in an acceleration of principal repayment under these credit facilities if an uncured default condition were to exist. Our asset-backed notes are not subject to any such cross-default provisions.

Cash Flow

The following table sets forth certain cash flow information for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Net income	$27,733	$31,011

Net income from continuing operations adjusted for non-cash items	186,420	179,412
Changes in working capital	83,470	73,324
Net cash provided by operating activities of continuing operations	269,890	252,736
Net cash used in investing activities of continuing operations	(142,631)	(271,538)
Net cash (used in) provided by financing activities of continuing operations	(193,947)	30,669
Net cash provided by (used in) discontinued operations	59,854	(14,794)
Effect on cash of foreign currency translation	97	183
Net decrease in cash	(6,737)	(2,744)
Cash and restricted cash at beginning of period	73,239	75,983
Cash and restricted cash at end of period	$66,502	$73,239

Cash Flows from Continuing Operations

Operating Activities

Net cash provided by operating activities of continuing operations was $269.9 million for the year ended December 31, 2020, an increase of $17.2 million compared to $252.7 million for the year ended December 31, 2019. The increase was due to a $10.1 million increase in our net working capital adjustments and a $7.0 million increase in income from continuing operations as adjusted for depreciation, amortization and other non-cash items. The increase of $7.0 million in net income as adjusted for non-cash items was primarily due to a $25.1 million increase in income from continuing operations and a $5.5 million increase in amortization and write-off of unamortized debt issuance costs, partially offset by a decrease of $11.9 million in bad debt expense due to receipt of payments from a previously reserved customer, an increase of $5.8 million in the gain on sale of rental equipment, a decrease of $2.8 million in deferred income taxes, and a decrease of $1.5 million in depreciation expense.

Net working capital provided by operating activities of $83.5 million for the year ended December 31, 2020 was mainly attributable to a $74.4 million decrease in net investment in finance leases, representing the receipt of principal payments, an $11.0 million decrease in accounts receivable, primarily caused by the timing of cash receipts from customers, and a $0.3 million increase in accounts payable, accrued expenses and other liabilities, primarily caused by the timing of payments, partially offset by a $1.8 million increase in prepaid expenses and other assets. Net working capital provided by operating activities of $73.3 million for the year ended December 31, 2019 was due to a $65.7 million decrease in net investment in finance leases, representing the receipt of principal payments, a $3.1 million decrease in accounts receivable, primarily caused by the timing of cash receipts from customers, and a $6.6 million increase in accounts payable, accrued expenses and other liabilities, primarily caused by the timing of payments, partially offset by a $2.1 million increase in prepaid expenses and other assets.

Investing Activities

Net cash used in investing activities of continuing operations decreased $128.9 million to $142.6 million for the year ended December 31, 2020 from $271.5 million for the year ended December 31, 2019. The decrease in cash usage was primarily attributable to a $97.9 million decrease in the purchase of rental equipment, a $19.6 million increase in proceeds from sale of rental equipment, a $6.3 million decrease in the purchase of financing receivables, and a $3.6 million increase in the receipt of principal payments from financing receivables.

Financing Activities

Net cash used in financing activities of continuing operations was $193.9 million for the year ended December 31, 2020, an increase of $224.6 million compared to net cash provided by financing activities of continuing operations of $30.7 million for the year ended December 31, 2019. During the year ended December 31, 2020, our net cash outflow for borrowings was $163.4 million compared to net cash inflow from borrowings of $73.2 million for the year ended December 31, 2019, reflecting a decrease in investment in rental equipment during 2020 compared to 2019. The increase in net cash outflow for borrowings, an $8.9 million increase in dividends paid to common stockholders, and an $8.2 million increase in payments made for debt issuance costs were partially offset by a $26.2 million decrease in the repurchase of common stock and a $2.7 million increase in proceeds from employee stock option exercises.

Cash Flows from Discontinued Operations

Net cash provided by discontinued operations was $59.9 million for the year ended December 31, 2020, an increase of $74.6 million compared to net cash used in discontinued operations of $14.8 million for the year ended December 31, 2019. The increase in cash provided by discontinued operations was primarily attributable to an $83.2 million decrease in net cash used in financing activities of discontinued operations due to a decrease in net cash outflow to repay borrowings for rail operations, and a $5.9 million increase in net cash provided by operating activities of discontinued operations, partially offset by a decrease of $14.4 million in net cash provided by investing activities of discontinued operations, mainly as a result of a decrease in proceeds received from the sale of railcar assets.

Equity Transactions

Stock Repurchase Plan

In October 2018, we announced that our Board of Directors had approved the repurchase of up to 3.0 million shares of our outstanding common stock. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and will be evaluated by us depending on market conditions, corporate needs and other factors. Stock repurchases may be made in the open market, block trades or privately negotiated transactions. This stock repurchase program replaced any available prior share repurchase authorization and may be discontinued at any time. During the year ended December 31, 2020, we repurchased 0.2 million shares of our common stock under this repurchase plan, at a cost of approximately $7.9 million. As of December 31, 2020, approximately 0.8 million shares remained available for repurchase under our share repurchase program. In February 2021, our Board of Directors increased the share repurchase plan by an additional 2.0 million shares.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments by due date as of December 31, 2020 (in thousands):

	Payments Due by Period
		Less than	1-2	2-3	3-4	4-5	More than
	Total	1 year	years	years	years	years	5 years
Total debt obligations:
Revolving credit facilities	$703,550	$-	$-	$703,550	$-	$-	$-
Term loans	180,500	76,300	7,800	96,400	-	-	-
Senior secured notes	46,665	6,110	40,555	-	-	-	-
Asset-backed notes	726,918	63,130	63,130	63,130	63,594	64,985	408,949
Collateralized financing obligations	69,629	35,862	16,282	-	-	-	17,485
Term loans held by VIE	31,234	5,482	5,719	5,969	6,223	6,494	1,347
Interest on debt obligations (1)	139,454	37,316	34,143	22,938	12,027	10,296	22,734
Rental equipment payable	100,509	100,509	-	-	-	-	-
Rent, office facilities and equipment	4,310	2,423	1,452	274	146	15	-
Equipment purchase commitments - Containers	140,873	140,873	-	-	-	-	-
Total contractual obligations	$2,143,642	$468,005	$169,081	$892,261	$81,990	$81,790	$450,515

(1)Our estimate of interest expense commitment includes $9.0 million relating to our revolving credit facilities subject to variable interest rates, $22.2 million relating to our revolving credit facilities subject to fixed interest rates, $12.1 million relating to our term loans, $4.1 million relating to our senior secured notes, $82.0 million relating to our asset-backed notes, $6.2 million relating to our collateralized financing obligations, and $3.7 million related to our term loans held by VIEs. The calculation of interest commitment related to our debt assumes the following weighted average interest rates as of December 31, 2020: variable-rate revolving credit facilities, 1.7%; fixed-rate revolving credit facilities, 1.8%; term loans, 3.2%; senior secured notes, 4.9%; asset-backed notes, 2.3%; collateralized financing obligations, 1.7%; and term loans held by VIEs, 4.2%. These calculations assume that interest rates will remain at the same level over the next five years. We expect that interest rates will vary over time based upon fluctuations in the underlying indexes upon which these interest rates are based, including the potential discontinuation of LIBOR after 2021.

See Note 7 to our consolidated financial statements included in this Annual Report on Form 10-K for a description of the terms of our revolving credit facilities, term loans, senior secured notes, asset-based notes, collateralized financing obligations, and term loans held by VIEs.

Off-Balance Sheet Arrangements

As of December 31, 2020, we had no material off-balance sheet arrangements or obligations that have or are reasonably likely to have a current or future effect on our financial condition, change in financial condition, revenue or expenses, results of operations, liquidity capital expenditure, or capital resources that are material to investors. An off-balance sheet arrangement includes any contractual obligation, agreement or transaction arrangement involving an unconsolidated entity under which we would have: (1) retained a contingent interest in transferred assets; (2) an obligation under derivative instruments classified as equity; (3) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing, hedging or research and development services with us; or (4) made guarantees.

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

Rental Equipment

We purchase new container equipment from manufacturers to lease to our customers. We also purchase used container equipment through sale-leaseback transactions with our customers, or equipment that was previously owned by one of our third party investors. Used equipment is typically purchased with an existing lease in place.

Container rental equipment is recorded at original cost and depreciated to an estimated residual value on a straight-line basis over its estimated useful life. The estimated useful lives and residual values of our container equipment are based on historical disposal experience and our expectations for future used container sale prices. Depreciation estimates are reviewed on a regular basis to determine whether sustained changes have taken place in the useful lives of our equipment or assigned residual values, which would suggest that a change in depreciation estimates is warranted. We completed our annual depreciation policy review during the fourth quarter of 2020 and concluded no change was necessary.

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

When testing for impairment, equipment is generally grouped by equipment type, and is tested separately from other groups of assets and liabilities. Potential impairment exists when the estimated future undiscounted cash flows generated by an asset group, comprised of lease proceeds and residual values, less related operating expenses, are less than the carrying value of that asset group. If potential impairment exists, the equipment is written down to its fair value. In determining the fair value of an asset group, we consider market trends, published value for similar assets, recent transactions of similar assets and in certain cases, quotes from third party appraisers. No impairment charges were recorded as a result of our annual review completed during the fourth quarter of 2020.

Recent Accounting Pronouncements.

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2020-04 (ASU 2020-04), which adds ASC Topic 848, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provided temporary optional expedients and exceptions to ease financial reporting burdens related to applying current GAAP to modifications of contracts, hedging relationships and other transactions in connection with the transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. In January 2021, the FASB issued ASU 2021-04 to clarify that certain optional expedients and exceptions apply to modifications of derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, computing variation margin settlements, and for calculating price alignment interest. ASU 2020-04 is effective beginning on March 12, 2020 and may be applied prospectively to such transactions through December 31, 2022 and ASU 2021-01 is effective beginning on January 7, 2021 and may be applied retrospectively or prospectively to such transactions through December 31, 2022. We will apply ASU 2020-04 and ASU 2021-01 prospectively as and when we enter into transactions to which these updates apply.

The most recently adopted accounting pronouncements are described in Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Approximately 83% of our debt is either fixed or hedged using derivative instruments, which helps mitigate the impact of changes in short-term interest rates. However, a 1.0% increase or decrease in the interest rates on our unhedged debt would result in an increase or decrease of approximately $3.0 million in interest expense over the next 12 months, based on December 31, 2020 levels.

This analysis does not consider the effect of any change in overall economic activity that could impact interest rates. Further, in the event of an increase in interest rates of significant magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in our financial structure.

Foreign Exchange Rate Risk. Although we have significant foreign-based operations, the U.S. dollar is our primary operating currency. Thus, most of our revenue and expenses are denominated in U.S. Dollars. We have equipment sales in British Pound Sterling, Euros and Japanese Yen and incur overhead costs in foreign currencies, primarily in British Pound Sterling and Euros. During the year ended December 31, 2020, the U.S. Dollar decreased in value in relation to other major foreign currencies (such as the Euro and British Pound Sterling). The decrease in the relative value of the U.S. Dollar has increased our revenues and expenses denominated in foreign currencies. The associated increase in the value of certain foreign currencies as compared to the U.S. Dollar has also caused assets held at some of our foreign subsidiaries to increase in value when translated to U.S. Dollars. For the year ended December 31, 2020, we recognized a gain on foreign exchange of $0.7 million. A 10% change in foreign exchange rates would not have a material impact on our business, financial position, results of operations or cash flows.

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Executive Vice President, Interim President and Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K.

These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including our Executive Vice President, Interim President and Chief Executive Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based upon the evaluation of these disclosure controls and procedures, our Executive Vice President, Interim President and Chief Executive Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

Our management, including our Executive Vice President, Interim President and Chief Executive Officer, under the supervision of our Board of Directors, conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2020 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Remediation of Previously Reported Material Weakness

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, we identified a material weakness in our internal control over financial reporting resulting from the ineffective design and operation of process level controls over the completeness and accuracy of key assumptions and financial data utilized in estimating the fair value of certain assets. The material weakness arose because management’s risk assessment process did not appropriately identify risks, and design and implement responsive control activities associated with changes in business operations.

We have taken several steps to remediate the material weakness identified above, including the following:

•We have implemented continuous risk assessment processes that are designed to identify and assess changes that could significantly impact our internal control over financial reporting, including existing and new risks of material misstatement related to the measurement and review of fair value.

•We have enhanced the design of existing control activities and implemented additional control activities to ensure controls related to fair value estimates (including controls that validate the completeness and accuracy of information, data and assumptions), are properly designed, implemented and documented.

We completed our remediation activities by testing the operating effectiveness of the newly implemented and enhanced controls and found them to be effective. Based on the implementation work and results of testing performed, we have concluded that the previously identified material weakness has been remediated as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

Except for the remediation described above, there were no changes to our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
CAI International, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited CAI International, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated March 1, 2021 expressed an unqualified opinion on those consolidated financial statements.

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
March 1, 2021

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference from our definitive proxy statement for our 2021 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2020.

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

ITEM 11: EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from our definitive proxy statement for our 2021 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2020.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference from our definitive proxy statement for our 2021 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2020.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from our definitive proxy statement for our 2021 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2020.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from our definitive proxy statement for our 2021 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2020.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CAI International, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Residual values of container rental equipment

As discussed in Note 5 to the consolidated financial statements, the net book value of container rental equipment as of December 31, 2020 was $1,781 million. Container rental equipment is recorded at cost and depreciated to an estimated residual value on a straight-line basis over its estimated useful lives. To determine the residual values of container rental equipment, the Company evaluates historical disposal experience and expectations for future used container sale prices.

We identified the assessment of residual values of container rental equipment as a critical audit matter. Subjective auditor judgment was required given the significant measurement uncertainty of the residual values of container rental equipment. Specifically, subjective auditor judgment was required to evaluate the identification and evidence of trends affecting future used container sales prices.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s residual value estimation process.  This included controls over the methodology, which included the identification and assessment of trends affecting future used container sales prices. We tested historical and current year used container sales of the Company by examining a sample of sales invoices. We evaluated the Company’s methodology by comparing (1) trends identified in published industry reports to those identified by the Company within its historical data and (2) the estimated residual values of major equipment types to publicly available peer data. We assessed the mathematical accuracy of the Company’s model. We evaluated the residual values by comparing them to average selling prices of major equipment types of used containers for various historical periods.

7
/s/ KPMG LLP

We have served as the Company’s auditor since 1989.

San Francisco, California
March 1, 2021

CAI INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	December 31,	December 31,
	2020	2019
Assets
Current assets
Cash	$26,691	$19,870
Cash held by variable interest entities	26,856	26,594
Current portion of restricted cash	600	-
Accounts receivable, net of allowance for doubtful accounts of $393 and
$7,671 at December 31, 2020 and 2019, respectively	65,310	72,984
Current portion of net investment in finance leases	78,992	71,228
Prepaid expenses and other current assets	16,213	7,849
Assets held for sale	-	322,294
Total current assets	214,662	520,819
Restricted cash	12,355	26,775
Rental equipment, net of accumulated depreciation of $669,360 and
$588,815 at December 31, 2020 and 2019, respectively	1,781,321	1,820,735
Net investment in finance leases	550,573	495,488
Financing receivable	48,888	30,693
Other non-current assets	4,833	7,255
Total assets (1)	$2,612,632	$2,901,765

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$3,666	$4,534
Accrued expenses and other current liabilities	29,598	25,206
Unearned revenue	3,029	6,405
Current portion of debt	183,448	218,094
Rental equipment payable	100,509	25,137
Liabilities held for sale	-	8,752
Total current liabilities	320,250	288,128
Debt	1,562,283	1,880,122
Derivative instruments	80	-
Net deferred income tax liability	24,442	35,376
Other non-current liabilities	3,337	4,899
Total liabilities (2)	1,910,392	2,208,525

Stockholders' equity
Preferred stock, par value $.0001 per share; authorized 10,000,000
8.50% Series A fixed-to-floating rate cumulative redeemable perpetual preferred stock, issued and
outstanding 2,199,610 shares, at liquidation preference	54,990	54,990
8.50% Series B fixed-to-floating rate cumulative redeemable perpetual preferred stock, issued and
outstanding 1,955,000 shares, at liquidation preference	48,875	48,875
Common stock: par value $.0001 per share; authorized 84,000,000 shares; issued and outstanding
17,562,779 and 17,479,127 shares at December 31, 2020 and 2019, respectively	2	2
Additional paid-in capital	100,795	102,709
Accumulated other comprehensive loss	(5,743)	(6,630)
Retained earnings	503,321	493,294
Total stockholders' equity	702,240	693,240
Total liabilities and stockholders' equity	$2,612,632	$2,901,765

(1)Total assets at December 31, 2020 and December 31, 2019 include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash, $26,856 and $26,594; Net investment in finance leases, $2,683 and $4,790; and Rental equipment net of accumulated depreciation, $77,907 and $101,907, respectively.

(2)Total liabilities at December 31, 2020 and December 31, 2019 include the following VIE liabilities for which the VIE creditors do not have recourse to CAI International, Inc.: Current portion of debt, $41,344 and $26,931; Debt, $59,519 and $100,849, respectively.

See accompanying notes to consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue
Container lease revenue	$294,013	$298,853	$284,924

Operating expenses
Depreciation of rental equipment	109,856	111,917	107,109
Storage, handling and other expenses	17,758	17,533	8,853
Gain on sale of rental equipment	(10,204)	(4,402)	(9,886)
Administrative expenses	27,312	34,188	28,792
Total operating expenses	144,722	159,236	134,868

Operating income	149,291	139,617	150,056

Other expenses
Net interest expense	61,565	79,174	62,573
Write-off of debt issuance costs	6,135	-	-
Other (income) expense	(651)	313	677
Total other expenses	67,049	79,487	63,250

Income before income taxes	82,242	60,130	86,806
Income tax expense	1,800	4,783	5,089

Income from continuing operations	80,442	55,347	81,717
Loss from discontinued operations, net of taxes	(52,709)	(24,336)	(3,121)
Net income	27,733	31,011	78,596
Preferred stock dividends	8,829	8,829	5,124
Net income attributable to CAI common stockholders	$18,904	$22,182	$73,472

Amounts attributable to CAI common stockholders
Net income from continuing operations	$71,613	$46,518	$76,593
Net loss from discontinued operations	(52,709)	(24,336)	(3,121)
Net income attributable to CAI common stockholders	$18,904	$22,182	$73,472

Net income (loss) per share attributable to CAI common stockholders
Basic
Continuing operations	$4.08	$2.62	$3.92
Discontinued operations	(3.00)	(1.37)	(0.16)
Total basic	$1.08	$1.25	$3.76
Diluted
Continuing operations	$4.03	$2.58	$3.86
Discontinued operations	(2.97)	(1.35)	(0.15)
Total diluted	$1.06	$1.23	$3.71

Weighted average shares of common stock outstanding
Basic	17,546	17,731	19,562
Diluted	17,763	18,011	19,822

See accompanying notes to consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2020	2019	2018

Net income	$27,733	$31,011	$78,596
Other comprehensive income (loss), before tax:
Change in fair value of derivative instruments designated as cash flow hedges	(374)	-	-
Reclassification of realized loss on derivative instruments designated as cash flow hedges	294	-	-
Foreign currency translation adjustments	949	(117)	(391)
Comprehensive income before tax	28,602	30,894	78,205
Income tax benefit related to items of other comprehensive income	18	-	-
Comprehensive income before preferred stock dividends, net of tax	28,620	30,894	78,205
Dividends on preferred stock	(8,829)	(8,829)	(5,124)
Comprehensive income available to CAI common stockholders	$19,791	$22,065	$73,081

See accompanying notes to consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity

Balances as of December 31, 2017	-	-	20,391	2	172,325	(6,122)	397,640	563,845
Net income	-	-	-	-	-	-	78,596	78,596
Preferred stock dividends, $2.125/share	-	-	-	-	-	-	(5,124)	(5,124)
Foreign currency translation adjustment	-	-	-	-	-	(391)	-	(391)
Issuance of common stock,
net of offering costs	4,155	103,865	100	-	(1,552)	-	-	102,313
Repurchase of common stock	-	-	(1,767)	-	(40,869)	-	-	(40,869)
Exercise of stock options	-	-	5	-	24	-	-	24
Stock-based compensation, net of taxes	-	-	35	-	2,738	-	-	2,738
Balances as of December 31, 2018	4,155	103,865	18,764	2	132,666	(6,513)	471,112	701,132
Net income	-	-	-	-	-	-	31,011	31,011
Preferred stock dividends, $2.125/share	-	-	-	-	-	-	(8,829)	(8,829)
Foreign currency translation adjustment	-	-	-	-	-	(117)	-	(117)
Repurchase of common stock	-	-	(1,458)	-	(34,118)	-	-	(34,118)
Exercise of stock options	-	-	130	-	1,285	-	-	1,285
Stock-based compensation, net of taxes	-	-	43	-	2,876	-	-	2,876
Balances as of December 31, 2019	4,155	103,865	17,479	2	102,709	(6,630)	493,294	693,240
Net income	-	-	-	-	-	-	27,733	27,733
Common stock dividend declared, $0.25/share	-	-	-	-	-	-	(8,877)	(8,877)
Preferred stock dividends, $2.125/share	-	-	-	-	-	-	(8,829)	(8,829)
Change in fair value of derivative instruments
designated as cash flow hedges	-	-	-	-	-	(374)	-	(374)
Reclassification of realized loss on derivative
instruments designated as cash flow hedges	-	-	-	-	-	294	-	294
Foreign currency translation adjustment	-	-	-	-	-	949	-	949
Income tax benefit related to items of other
comprehensive income	-	-	-	-	-	18	-	18
Repurchase of common stock	-	-	(249)	-	(7,946)	-	-	(7,946)
Exercise of stock options	-	-	247	-	4,000	-	-	4,000
Stock-based compensation, net of taxes	-	-	86	-	2,032	-	-	2,032
Balances as of December 31, 2020	4,155	$103,865	17,563	$2	$100,795	$(5,743)	$503,321	$702,240

See accompanying notes to consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income	$27,733	$31,011	$78,596
Loss from discontinued operations, net of income taxes	(52,709)	(24,336)	(3,121)
Income from continuing operations	80,442	55,347	81,717
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	110,650	112,127	107,168
Amortization and write-off of debt issuance costs	9,440	3,921	3,650
Stock-based compensation expense	1,775	2,582	2,426
Unrealized (gain) loss on foreign exchange	(790)	16	436
Gain on sale of rental equipment	(10,204)	(4,402)	(9,886)
Deferred income taxes	1,369	4,208	4,499
Bad debt (recovery) expense	(6,262)	5,613	244
Changes in other operating assets and liabilities:
Accounts receivable	10,999	3,065	(11,708)
Prepaid expenses and other assets	(1,781)	(2,067)	(944)
Net investment in finance leases	74,444	65,688	-
Accounts payable, accrued expenses and other liabilities	348	6,633	(2,089)
Unearned revenue	(540)	5	(174)
Net cash provided by operating activities of continuing operations	269,890	252,736	175,339
Net cash provided by operating activities of discontinued operations	7,126	1,261	4,431
Net cash provided by operating activities	277,016	253,997	179,770
Cash flows from investing activities
Purchase of rental equipment	(218,985)	(316,857)	(739,944)
Purchase of financing receivable	(30,846)	(37,139)	-
Proceeds from sale of rental equipment	101,297	81,692	65,602
Receipt of principal payments from financing receivable	6,368	2,720	-
Purchase of furniture, fixtures and equipment	(465)	(1,954)	(60)
Receipt of principal payments from finance leases	-	-	43,352
Net cash used in investing activities of continuing operations	(142,631)	(271,538)	(631,050)
Net cash provided by (used in) investing activities of discontinued operations	108,663	123,093	(32,293)
Net cash used in investing activities	(33,968)	(148,445)	(663,343)
Cash flows from financing activities
Proceeds from debt	1,186,537	705,045	1,605,564
Principal payments on debt	(1,349,918)	(631,875)	(1,143,908)
Debt issuance costs	(9,077)	(839)	(3,861)
Proceeds from issuance of common and preferred stock	163	-	103,433
Repurchase of common stock	(7,946)	(34,118)	(40,869)
Dividends paid to common stockholders	(8,877)	-	-
Dividends paid to preferred stockholders	(8,829)	(8,829)	(3,260)
Exercise of stock options	4,000	1,285	24
Net cash (used in) provided by financing activities of continuing operations	(193,947)	30,669	517,123
Net cash used in financing activities of discontinued operations	(55,935)	(139,148)	(4,773)
Net cash (used in) provided by financing activities	(249,882)	(108,479)	512,350
Effect on cash of foreign currency translation	97	183	(3)
Net (decrease) increase in cash and restricted cash	(6,737)	(2,744)	28,774
Cash and restricted cash at beginning of the period (1)	73,239	75,983	47,209
Cash and restricted cash at end of the period (2)	$66,502	$73,239	$75,983

	Year Ended December 31,
	2020	2019	2018
Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$461	$871	$651
Interest	62,298	84,767	71,286
Lease liabilities arising from obtaining right-of-use assets	140	5,306	-

Supplemental disclosure of non-cash investing and financing activity
Transfer of rental equipment to finance lease	$138,243	$110,766	$316,697
Transfer of finance lease to rental equipment	1,770	21,179	-
Repayment of debt from proceeds of railcar sale made directly by the purchaser	137,500	-	-
Rental equipment payable	100,509	25,137	74,139

(1)Includes cash of $19,870, $20,104, and $14,735, cash held by variable interest entities of $26,594, $25,211, and $20,685, and restricted cash of $26,775, $30,668, and $11,789 at December 31, 2019, 2018, and 2017, respectively.

(2)Includes cash of $26,691, $19,870, and $20,104, cash held by variable interest entities of $26,856, $26,594, and $25,211, and restricted cash of $12,955, $26,775, and $30,668 at December 31, 2020, 2019, and 2018, respectively.

See accompanying notes to consolidated financial statements.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(1) The Company and Nature of Operations

CAI International, Inc., together with its subsidiaries (collectively, CAI or the Company), is a transportation finance company. The Company purchases equipment, primarily intermodal shipping containers, which it leases to its customers. The Company also manages equipment for third-party investors. In operating its fleet, the Company leases, re-leases and disposes of equipment and contracts for the repair, repositioning and storage of equipment.

The Company’s common stock, 8.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Stock and 8.50% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Stock are each traded on the New York Stock Exchange under the symbols “CAI,” “CAI-PA” and “CAI-PB,” respectively. The Company’s corporate headquarters are located in San Francisco, California.

During the year ended December 31, 2020, the Company sold substantially all of the assets and liabilities of its logistics business to NFI, a North American logistics provider, for cash proceeds of $6.2 million, and its remaining railcar fleet to affiliates of Infinity Transportation for cash proceeds of $228.1 million. See Note 3 – Discontinued Operations for further details.

(2) Summary of Significant Accounting Policies and Accounting Pronouncements

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (ASU 2016-13), and subsequently issued amendments. The guidance affects the Company’s net investment in finance leases, financing receivable and accounts receivable for sales of rental equipment. Topic 326 requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectability. The Company adopted ASU 2016-13 effective January 1, 2020, using the modified retrospective method, which did not have a significant impact on the consolidated financial statements as credit losses are not expected to be significant based on historical loss trends, the financial conditions of customers, and expected external market factors.

The allowance for credit losses on net investment in finance leases and financing receivable is estimated on a collective basis by internal customer rating (see Note 6 – Leases for descriptions of ratings). Expected credit losses for these financial assets are estimated using a loss-rate methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.

Previously Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), and subsequently issued amendments thereto, that replaced existing lease accounting guidance. The new standard requires lessors to classify leases as a sales-type, direct financing, or operating lease. The new standard also established a right-of-use model (ROU) that requires lessees to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than twelve months. The Company adopted ASU 2016-02, as amended, effective January 1, 2019, using the modified retrospective approach and the effective date as the date of initial application. Consequently, financial information has not been updated, and the disclosures required under the new standard have not been provided for dates and periods before January 1, 2019.

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

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

(b) Discontinued Operations

On August 14, 2020, the Company sold substantially all of the assets and liabilities of its logistics business to NFI, a North American logistics provider, for cash proceeds of $6.2 million. On December 29, 2020, the Company sold its remaining railcar fleet to affiliates of Infinity Transportation for cash proceeds of $228.1 million. As a result, the operating results of the logistics and rail leasing businesses have been classified as discontinued operations in the accompanying consolidated statements of income and cash flows. All prior periods presented in these consolidated financial statements have been restated to reflect the classification of the logistics and rail leasing businesses as discontinued operations and certain assets and liabilities as held for sale. See Note 3 – Discontinued Operations for more information.

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

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

(f) Finance Leases and Financing Receivable

Finance lease income, and interest earned on financing receivables are recognized using the effective interest method, which generates a constant rate of interest over the term of the arrangements.

(g) Debt Issuance Costs

To the extent that the Company is required to pay issuance fees or direct costs relating to its debt and credit facilities, such fees are amortized over the lives of the related debt using the effective interest method and reflected in interest expense. Unamortized debt issuance costs of $12.6 million and $14.8 million are presented as a reduction of debt on the Company’s consolidated balance sheets as of December 31, 2020 and 2019, respectively.

(h) Derivative Instruments

The Company enters into derivative agreements to manage interest rate risk exposure. Interest rate swap agreements are utilized to limit the Company’s exposure to interest rate risk by converting a portion of its floating-rate debt to fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense. Interest rate swaps involve the receipt of floating-rate amounts in exchange for fixed rate interest payments over the lives of the agreements without an exchange of the underlying principal amounts.

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

The Company records derivative instruments on its balance sheet at fair value and establishes criteria for both the designation and effectiveness of hedging activities. The fair value of the derivative instruments is measured at each balance sheet date and is reflected on a gross basis on the consolidated balance sheets. The change in fair value of the derivative instruments designated as cash flow hedges is recorded on the consolidated balance sheets in ‘Accumulated other comprehensive loss’ and are reclassified to ‘Net interest expense’ when realized.

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

(j) Accounts Receivable

Amounts billed under leases for equipment owned by the Company are recorded in accounts receivable. The Company estimates an allowance for doubtful accounts for accounts receivable it does not consider fully collectible. The allowance for doubtful accounts is developed based on two components: (1) specific reserves for receivables for which management believes full collection is doubtful; and (2) a general reserve for estimated losses inherent in the receivables. The general reserve is estimated by applying certain percentages to receivables that have not been specifically reserved, ranging from 1.0% on accounts that are one to thirty days overdue, to 100% on accounts that are one year or more overdue. The allowance for doubtful accounts is reviewed regularly by management and is based on the risk profile of the receivables, credit quality indicators such as the level of past due amounts and non-performing accounts and economic conditions. Changes in economic conditions or other events may necessitate additions or deductions to the allowance for doubtful accounts. The allowance is intended to provide for losses inherent in the company’s accounts receivable, and requires the application of estimates and judgments as to the outcome of collection efforts and the realization of collateral, among other things.

(k) Leases

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records penalties and interest related to unrecognized tax benefits within income tax expense (see Note 9).

(m) Revenue Recognition

The Company provides a range of services to its customers incorporating the rental, sale and management of equipment. Revenue for all forms of service is recognized when earned following the guidelines under FASB ASC Topic 606, Revenue Recognition, FASB ASC Topic 840, Leases and FASB ASC Topic 842, Leases. Revenue is reported net of any related sales tax.

Container Lease Revenue

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

(n) Stock-Based Compensation

The Company has granted stock options, restricted stock awards, time-based restricted stock units and performance-based restricted stock units to certain directors and employees under its equity incentive plans. In addition, the Company operates an Employee Stock Purchase Plan (ESPP). The Company accounts for stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation, which requires that compensation cost related to stock-based compensation be recognized in the financial statements. The cost is measured at the date the award is granted based on the fair value of the award. The fair value of stock options and shares purchased under the ESPP are calculated using the Black-Scholes-Merton option pricing model. The stock-based compensation expense is recognized over the vesting period of the grant on a straight-line basis (see Note 8). The Company accounts for forfeitures as they occur.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

(o) Repairs and Maintenance

The Company’s leases generally require the lessee to pay for any damage to the equipment beyond normal wear and tear at the end of the lease term. The Company accounts for repairs and maintenance expense on an accrual basis when an obligation to pay has been incurred.

(3)  Discontinued Operations

As discussed in Note 2, the Company sold substantially all of the assets and liabilities of its logistics business for proceeds of $6.2 million and its remaining railcar assets for proceeds of $228.1 million during the year-ended December 31, 2020. The cash proceeds from the disposals are recorded as net cash provided by investing activities of discontinued operations in the accompanying statement of cash flows for the year ended December 31, 2020. The logistics and rail leasing businesses have been classified as discontinued operations in the accompanying consolidated statements of income and cash flows, and certain assets and liabilities as of December 31, 2019 as held for sale.

The carrying amount of the assets and liabilities of the logistics and rail businesses that were classified as held for sale were as follows (in thousands):

	December 31,	December 31,
	2020	2019
Assets
Rail
Rental equipment	$-	$282,104
Other assets	-	2,409
		284,513
Logistics
Accounts receivable, net of allowance for doubtful accounts	-	15,601
Prepaid expenses and other assets	-	2,263
Goodwill	-	15,794
Intangible assets	-	4,123
	-	37,781
Total assets held for sale	$-	$322,294

Liabilities
Logistics
Accounts payable	$-	$2,757
Accrued expenses and other current liabilities		5,995
Total liabilities held for sale	$-	$8,752

Net assets held for sale	$-	$313,542

Other assets and liabilities of the rail business, including accounts receivable, accrued expenses and other liabilities, deferred tax liabilities and debt, have not been classified as held for sale in the consolidated balance sheet as of December 31, 2019 as they were not sold by the Company.

The Company recognized impairment charges of $19.7 million and $33.0 million during the years ended December 31, 2020 and 2019, respectively, to reduce the book value of its railcar portfolio, on an individual basis, to its estimated fair value, or to its net book value had the assets not been classified as held for sale. To assist in the Company’s assessment of fair value, a third-party appraisal was carried out on the railcar fleet using a combination of cost and market approaches. The cost approach utilized the current replacement cost for a particular car type and calculated an estimated depreciation based on a railcar having a 40-year life and residual value being 10% of the estimated purchase price. The market approach estimated value based on recent market transactions involving similar railcars. The railcars were classified within Level 3 of the fair value hierarchy.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

The following tables summarize the components of net loss from discontinued operations in the accompanying consolidated statements of income for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31, 2020
	Rail	Logistics	Total
Revenue
Rail lease revenue	$22,949	$-	$22,949
Logistics revenue	-	66,304	66,304
Total revenue	22,949	66,304	89,253

Operating expenses
Depreciation of rental equipment	6,319	-	6,319
Impairment of rental equipment	19,724	-	19,724
Storage, handling and other expenses	5,732	-	5,732
Logistics transportation costs	-	58,440	58,440
Loss on sale of rental equipment	19,608	-	19,608
Administrative expenses	5,678	11,702	17,380
Loss on classification as held for sale	-	18,477	18,477
Total operating expenses	57,061	88,619	145,680

Operating loss	(34,112)	(22,315)	(56,427)

Interest expense (income)	7,077	(7)	7,070
Loss before income taxes	(41,189)	(22,308)	(63,497)
Income tax benefit	(7,562)	(3,226)	(10,788)
Net loss from discontinued operations	$(33,627)	$(19,082)	$(52,709)

	Year Ended December 31, 2019
	Rail	Logistics	Total
Revenue
Rail lease revenue	$26,130	$-	$26,130
Logistics revenue	-	117,687	117,687
Total revenue	26,130	117,687	143,817

Operating expenses
Depreciation of rental equipment	5,248	-	5,248
Impairment of rental equipment	32,955	-	32,955
Storage, handling and other expenses	6,782	-	6,782
Logistics transportation costs	-	104,109	104,109
Gain on sale of rental equipment	(9,490)	-	(9,490)
Administrative expenses	3,680	18,511	22,191
Total operating expenses	39,175	122,620	161,795

Operating loss	(13,045)	(4,933)	(17,978)

Interest expense (income)	13,343	(16)	13,327
Loss before income taxes	(26,388)	(4,917)	(31,305)
Income tax benefit	(6,378)	(591)	(6,969)
Net loss from discontinued operations	$(20,010)	$(4,326)	$(24,336)

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

	Year Ended December 31, 2018
	Rail	Logistics	Total
Revenue
Rail lease revenue	$35,703	$-	$35,703
Logistics revenue	-	111,471	111,471
Total revenue	35,703	111,471	147,174

Operating expenses
Depreciation of rental equipment	14,189	-	14,189
Storage, handling and other expenses	5,692	-	5,692
Logistics transportation costs	-	97,170	97,170
Gain on sale of rental equipment	(1,839)	-	(1,839)
Administrative expenses	4,065	17,448	21,513
Total operating expenses	22,107	114,618	136,725

Operating income (loss)	13,596	(3,147)	10,449

Interest expense	15,772	-	15,772
Loss from discontinued operations before income taxes	(2,176)	(3,147)	(5,323)
Income tax benefit	(1,667)	(535)	(2,202)
Net loss from discontinued operations	$(509)	$(2,612)	$(3,121)

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

Managed Container Funds

The fees earned by the Company for arranging, managing and establishing container funds are commensurate with the level of effort required to provide those services, and the arrangements include only terms and conditions that are customarily present in arrangements for similar services. As such, the Company does not have a variable interest in the managed container funds, and does not consolidate those funds. No container portfolios were sold to the funds during the years ended December 31, 2020, 2019 and 2018.

Collateralized Financing Obligations

The Company has transferred containers to Japanese investor funds while concurrently entering into lease agreements for the same containers, under which the Company leases the containers back from the Japanese investors. The Company concluded these were financing transactions under which sale-leaseback accounting was not applicable.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

The terms of the transactions with container funds under financing arrangements include options for the Company to purchase the containers from the funds at a fixed price. As a result of the residual interest resulting from the fixed price call option, the Company concluded that it may absorb a significant amount of the variability associated with the funds’ anticipated economic performance and, as a result, the Company has a variable interest in the funds. The funds are considered VIEs under FASB ASC Topic 810, Consolidation, because, as lessee of the funds, the Company has the power to direct the activities that most significantly impact each entity’s economic performance, including the leasing and managing of containers owned by the funds. As the Company has the power to direct the activities that most significantly impact the economic performance of the VIEs and the variable interest provides the Company with the right to receive benefits from the entity that could potentially be significant to the funds, the Company determined that it is the primary beneficiary of these VIEs and included the VIEs’ assets and liabilities as of December 31, 2020 and 2019, and the results of the VIEs’ operations and cash flows for the years ended December 31, 2020, 2019 and 2018 in the Company’s consolidated financial statements.

The containers that were transferred to the Japanese investor funds had a net book value of $80.6 million as of December 31, 2020. The container equipment, together with $26.9 million of cash held by the investor funds that can only be used to settle the liabilities of the VIEs, has been included on the Company’s consolidated balance sheet with the related liability presented in the debt section of the Company’s consolidated balance sheet as collateralized financing obligations of $69.6 million and term loans held by VIE of $31.2 million. See Note 7(e) and Note 7(f) for additional information. No gain or loss was recognized by the Company on the initial consolidation of the VIEs. No containers were sold to the Japanese investor funds during the year ended December 31, 2020. Containers sold to the Japanese investor funds during the years ended December 31, 2019 and 2018, had a net book value of $65.0 million and $40.6 million, respectively.

(5) Rental Equipment

The following table provides a summary of the Company’s rental equipment (in thousands):

	December 31,	December 31,
	2020	2019
Dry containers	$1,940,572	$1,902,471
Refrigerated containers	315,641	282,155
Other specialized equipment	194,468	224,924
	2,450,681	2,409,550
Accumulated depreciation	(669,360)	(588,815)
Rental equipment, net of accumulated depreciation	$1,781,321	$1,820,735

2

(6) Leases

Lessor

The Company leases its rental equipment on either short-term operating leases through master lease agreements, long-term non-cancelable leases, or finance leases. The following table summarizes the components of lease revenue (in thousands):

	Year Ended December 31,
	2020	2019
Lease revenue - operating leases	$231,198	$238,971
Interest income on finance leases	46,031	45,568
Other revenue	13,031	12,338
Interest income on financing receivable	3,753	1,976
Total lease revenue	$294,013	$298,853

For finance leases, the net selling loss recognized at lease commencement, representing the difference between the estimated fair value of rental equipment placed on lease and net book value, in the amount of $0.2 million and $2.6 million for the years ended December 31, 2020 and 2019, respectively, is included in ‘gain on sale of rental equipment’ in the consolidated statements of income.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

The following represents future minimum rents receivable under long-term non-cancelable operating leases of continuing operations as of December 31, 2020 (in thousands):

2021	$175,205
2022	149,004
2023	110,298
2024	76,629
2025	57,727
2026 and thereafter	101,222
Total	$670,085

See below for contractual maturities of the Company’s gross finance lease receivables.

Net investment in finance leases

The following table represents the components of the Company’s net investment in finance leases (in thousands):

	December 31,	December 31,
	2020	2019
Gross finance lease receivables (1)	$909,727	$804,880
Unearned income (2)	(280,116)	(238,164)
Net investment in finance leases	629,611	566,716
Allowance for credit losses	(46)	-
Net investment in finance leases, net of allowance for credit losses	$629,565	$566,716

(1)At the inception of the lease, the Company records the total minimum lease payments, executory costs, if any, and unguaranteed residual value as gross finance lease receivables. The gross finance lease receivables are reduced as customer payments are received. There was $98.2 million and $74.3 million unguaranteed residual value at December 31, 2020 and 2019, respectively, included in gross finance lease receivables. There were no executory costs included in gross finance lease receivables as of December 31, 2020 and 2019.

(2)The difference between the gross finance lease receivables and the cost of the equipment or carrying amount at the lease inception is recorded as unearned income. Unearned income, together with initial direct costs, are amortized to income over the lease term so as to produce a constant periodic rate of return. There were no unamortized initial direct costs as of December 31, 2020 and 2019.

(3)One major customer represented 75% and 65% of the Company’s finance lease portfolio as of December 31, 2020 and 2019, respectively. No other customer represented more than 10% of the Company’s finance lease portfolio in each of those periods.

Contractual maturities of the Company’s gross finance lease receivables subsequent to December 31, 2020 for the years ending December 31 are as follows (in thousands):

2021	$125,821
2022	123,704
2023	105,486
2024	78,563
2025	65,755
2026 and thereafter	410,398
$909,727

Financing Receivable

The Company has purchased containers and leased back the containers to the seller-lessee through finance leaseback arrangements. As control of the equipment was retained by the customers, the Company concluded that sale-leaseback accounting was not applicable and treated the arrangements as financing transactions. The Company recorded a financing receivable in the amount paid for the containers. Payments made by the seller-lessee are recorded as a reduction to the financing receivable and as interest income, calculated using the effective interest method.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

The following table summarizes the components of the Company’s financing receivable (in thousands):

	December 31,	December 31,
	2020	2019
Gross financing receivable	$71,761	$45,530
Unearned income	(13,320)	(11,111)
	58,441	34,419
Allowance for credit losses	(3)	-
Total financing receivable	$58,438	$34,419
Amounts due within one year (1)	9,550	3,726
Amounts due beyond one year (2)	48,888	30,693
Total financing receivable	$58,438	$34,419

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

As of December 31, 2020 and 2019, based on the most recent analysis performed, the risk category of the Company’s net investment in finance leases and financing receivable, based on year of origination is as follows (in thousands):

December 31, 2020	2020	2019	2018	2017	2016	Prior	Total
Net investment in finance leases
Tier 1	$127,215	$49,986	$228,802	$160,197	$5,945	$875	$573,020
Tier 2	8,425	25,726	12,576	4,272	1,136	4,456	56,591
Tier 3	-	-	-	-	-	-	-
Total net investment in finance leases	$135,640	$75,712	$241,378	$164,469	$7,081	$5,331	$629,611

Financing receivable
Tier 1	$27,762	$30,083	$-	$-	$-	$-	$57,845
Tier 2	-	596	-	-	-	-	596
Tier 3	-	-	-	-	-	-	-
Total financing receivable	$27,762	$30,679	$-	$-	$-	$-	$58,441

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

	Net investment in	Financing
December 31, 2019	finance leases	receivable
Tier 1	$502,265	$33,694
Tier 2	64,451	725
Tier 3	-	-
	$566,716	$34,419

Lessee

The Company has entered into various non-cancelable office space leases with original lease periods expiring between 2021 and 2025.  As of December 31, 2020 and 2019, the Company’s operating lease right-of-use assets of $3.2 million and $5.3 million, respectively, were reported in other non-current assets in the consolidated balance sheets. As of December 31, 2020 and 2019, the Company’s operating lease liability amounts due within one year of $2.2 million and $2.1 million, respectively, were recorded in accrued expenses and other current liabilities, and amounts due beyond one year of $1.8 million and $4.0 million, respectively, were recorded in other non-current liabilities in the consolidated balance sheets.

Lease expense for lease payments is recognized on a straight-line basis over the lease term and is reported in administrative expenses in the consolidated statements of income.

The following table summarizes the components of lease expense (in thousands):

	Year Ended December 31,
	2020	2019
Operating lease cost	$2,140	$2,141
Short-term lease cost	114	73
Variable lease cost	274	216
Total lease cost	$2,528	$2,430

Maturities of the Company’s operating lease liabilities, which do not include short-term leases, as of December 31, 2020 were as follows (in thousands):

2021	$2,316
2022	1,467
2023	280
2024	150
2025	15
Total lease payments	4,228
Less imputed interest	(189)
Total operating lease liabilities	$4,039

The weighted-average remaining term of the Company’s operating leases was 2.0 years and the weighted-average discount rate used to measure the present value of the Company’s operating lease liabilities was 3.6% as of December 31, 2020.

Cash paid for operating leases was $2.2 million and $2.1 million during the year ended December 31, 2020 and 2019, respectively.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

(7) Debt and Derivative Instruments

Debt

Details of the Company’s debt as of December 31, 2020 and 2019 were as follows (dollars in thousands):

		December 31, 2020			December 31, 2019
		Outstanding		Average	Outstanding		Average
Reference		Current	Long-term	Interest	Current	Long-term	Interest	Maturity
(a)(i)	Revolving credit facility	$-	$680,000	1.6%	$-	$624,000	3.3%	June 2023
(a)(ii)	Revolving credit facility - Rail	-	-	-	-	137,500	3.3%	-
(a)(iii)	Revolving credit facility - Euro	-	23,550	2.5%	21,537	-	2.0%	September 2023
(b)(i)	Term loan	1,800	23,700	2.2%	1,800	25,500	3.9%	April 2023
(b)(ii)	Term loan	68,500	-	1.9%	7,000	68,500	3.5%	June 2021
(b)(iii)	Term loan	-	-	-	15,284	-	3.4%	-
(b)(iv)	Term loan	-	-	-	3,016	37,635	3.6%	-
(b)(v)	Term loan	6,000	80,500	4.6%	6,000	86,500	4.6%	October 2023
(c)	Senior secured notes	6,110	40,555	4.9%	6,110	46,665	4.9%	September 2022
(d)(i)	Asset-backed notes 2012-1	-	-	-	17,100	31,350	3.5%	-
(d)(ii)	Asset-backed notes 2013-1	-	-	-	22,900	51,525	3.4%	-
(d)(iii)	Asset-backed notes 2017-1	-	-	-	25,307	164,496	3.7%	-
(d)(iv)	Asset-backed notes 2018-1	-	-	-	34,890	250,045	4.0%	-
(d)(v)	Asset-backed notes 2018-2	-	-	-	34,350	266,213	4.4%	-
(d)(vi)	Asset-backed notes 2020-1	63,130	663,788	2.3%	-	-	-	September 2045
(e)	Collateralized financing obligations	35,862	33,767	1.7%	21,681	69,615	1.5%	February 2026
(f)	Term loans held by VIE	5,482	25,752	4.2%	5,250	31,234	4.2%	February 2026
		186,884	1,571,612		222,225	1,890,778
	Debt discount and debt issuance costs	(3,436)	(9,329)		(4,131)	(10,656)
	Total Debt	$183,448	$1,562,283		$218,094	$1,880,122

(a)Revolving Credit Facilities

Revolving credit facilities consist of the following:

(i) On March 15, 2013, the Company entered into a Third Amended and Restated Revolving Credit Agreement, as amended, with a consortium of banks to finance the acquisition of container rental equipment and for general working capital purposes. On June 27, 2018, the Company entered into an amendment to the Third Amended and Restated Revolving Credit Agreement, pursuant to which the revolving credit facility was amended to, among other things, increase the commitment level from $960.0 million to $1,100.0 million, with the ability to increase the revolving credit facility by an additional $250.0 million without lender approval, subject to certain conditions. The amendment also extended the maturity date of the revolving credit facility to June 26, 2023 and revised certain covenants, restrictions and events of default to provide the Company with additional flexibility, including an increase in the maximum total leverage ratio from 3.75:1.00 to 4.00:1.00, subject to certain conditions. On November 30, 2020, the maximum commitment level was increased to $1,175.0 million.

As of December 31, 2020, the maximum commitment under the revolving credit facility was $1,175.0 million. There is a commitment fee on the unused amount of the total commitment, payable quarterly in arrears. The revolving credit facility provides that swing line loans (short-term borrowings of up to $25.0 million in the aggregate that are payable within 10 business days or at maturity date, whichever comes earlier) and standby letters of credit (up to $30.0 million in the aggregate) will be available to the Company. These credit commitments are part of, and not in addition to, the total commitment provided under the revolving credit facility. The interest rates vary depending upon whether the loans are characterized as Base Rate loans or Eurodollar rate loans, as defined in the revolving credit agreement. Interest rates are based on LIBOR for Eurodollar loans and Base Rate for Base Rate loans. In addition to various financial and other covenants, the Company’s revolving credit facility also includes certain restrictions on the Company’s ability to incur other indebtedness or pay dividends to stockholders. As of December 31, 2020, the Company was in compliance with the terms of the revolving credit facility.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

As of December 31, 2020, the Company had $494.9 million in availability under the revolving credit facility (net of $0.1 million in letters of credit) subject to its ability to meet the collateral requirements under the agreement governing the facility. Based on the borrowing base and collateral requirements at December 31, 2020, the borrowing availability under the revolving credit facility was $252.0 million, assuming no additional contribution of assets. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

The Company’s revolving credit facility, including any amounts drawn on the facility, is secured by substantially all of the assets of the Company (not otherwise used as security for its other credit facilities), including containers owned by the Company, which had a net book value of $1,119.6 million as of December 31, 2020, the underlying leases and the Company’s interest in any money received under such contracts.

As of December 31, 2010, $500 million of the outstanding debt due under the revolving credit facility was subject to an interest rate swap at a cost of 0.29% as described below in Derivative Instruments.

(ii)  On October 22, 2018, the Company and CAI Rail Inc. (CAI Rail), a wholly-owned subsidiary of the Company, entered into the Third Amended and Restated Revolving Credit Agreement with a consortium of banks. On December 29, 2020, the Company repaid in full the outstanding debt associated with the revolving line of credit in connection with the sale of the remaining railcar assets.

(iii) On September 23, 2016, the Company and CAI International GmbH (CAI GmbH), a wholly-owned subsidiary of the Company, entered into a Revolving Credit Agreement with a financial institution to finance the acquisition of rental equipment. As of December 31, 2020, the maximum credit commitment under the revolving credit facility was €25.0 million. Borrowings under this revolving credit facility bear interest at a variable rate. Interest rates are based on EURIBOR.

As of December 31, 2020, CAI GmbH had €5.8 million in availability under the revolving credit facility, subject to its ability to meet the collateral requirements under the agreement governing the facility. Based on the borrowing base and collateral requirements at December 31, 2020, the borrowing availability under the revolving credit facility was €1.0 million, assuming no additional contribution of assets. The entire amount of the facility drawn at any time plus accrued interest and fees is callable on demand in the event of certain specified events of default.

The agreement governing CAI GmbH’s revolving credit facility containers various financial and other covenants. As of December 31, 2020, CAI GmbH was in compliance with the terms of the revolving credit facility. CAI GmbH’s revolving credit facility, including any amounts drawn on the facility, is secured by all of the assets of CAI GmbH, which had a net book value of €27.0 million as of December 31, 2020, and is guaranteed by the Company.

(b)Term Loans

Term loans consist of the following:

(i) On April 19, 2018, the Company entered into a $30.0 million five-year term loan agreement with a bank. The loan is payable in 19 quarterly installments of $0.5 million starting July 31, 2018 and a final payment of $21.5 million on April 30, 2023. The loan bears interest at a variable rate based on LIBOR. As of December 31, 2020, the loan had a balance of $25.5 million.

The following are the estimated future principal and interest payments under this loan as of December 31, 2020 (in thousands). The payments were calculated assuming the interest rate remains 2.2% through maturity of the loan.

2021	$2,350
2022	2,310
2023	22,140
26,800
Less: Amount representing interest	(1,300)
Term loan	$25,500

(ii) On April 11, 2012, the Company entered into a term loan agreement with a consortium of banks. The agreement, as amended, provided for a five-year term loan of up to $142.0 million, subject to certain borrowing conditions, which amount is secured by certain assets of the Company.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

On June 30, 2016, the Company entered into an amended and restated term loan agreement, pursuant to which the prior loan agreement was refinanced. The amended and restated term loan agreement, which contains similar terms to the prior loan agreement, was amended to, among other things: (a) provide the Company with the ability to increase the commitments under the facility to a maximum of $100.0 million, subject to certain conditions, (2) extend the maturity date to June 30, 2021, and (c) revise certain of the covenants and restrictions under the prior agreement to provide the Company with additional flexibility. The term loan’s outstanding principal is amortized quarterly, with quarterly payments equal to 1.75% multiplied by the original outstanding principal. The amended and restated term loan agreement bears a variable interest rate based on LIBOR for Eurodollar loans, and Base Rate for base rate loans. As of December 31, 2020, the loan had a balance of $68.5 million.

The following are the estimated future principal and interest payments under this loan as of December 31, 2020 (in thousands). The payments were calculated assuming the interest rate remains 1.9% through maturity of the loan.

2021	$69,145
Less: Amount representing interest	(645)
Term loan	$68,500

(iii) On December 22, 2015, the Company entered into a $20.0 million five-year term loan agreement for CAI Rail with a financial institution. On December 17, 2020, the Company repaid in full the outstanding debt associated with the term loan.

(iv) On August 30, 2016, CAI Rail entered into a term loan agreement of up to $100.0 million with a consortium of banks for the acquisition of railcars, subject to certain borrowing conditions. At closing of the loan agreement, CAI Rail made a draw of $50.0 million on the facility at a fixed interest rate of 3.6% per annum. On December 17, 2020, the Company repaid in full the outstanding debt associated with the term loan.

(v) On October 18, 2018, the Company entered into a $100.0 million five-year term loan agreement with a bank. The loan is payable in 20 quarterly installments of $1.5 million starting December 20, 2018 and a final payment of $70.0 million on October 18, 2023. The outstanding principal amounts under the loan bear interest at a fixed rate per annum of 4.6%. As of December 31, 2020, the loan had a balance of $86.5 million.

The following are the estimated future principal and interest payments under this loan as of December 31, 2020 (in thousands). The payments were calculated based on the fixed interest rate of 4.6%.

2021	$9,848
2022	9,574
2023	77,266
96,688
Less: Amount representing interest	(10,188)
Term loan	$86,500

The Company's term loans are secured by rental equipment owned by the Company, which had a net book value of $227.6 million as of December 31, 2020.

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

The Notes bear interest at 4.9% per annum, due and payable semiannually on March 13 and September 13 of each year. In addition, CAL is required to make certain principal payments on March 13 and September 13 of each year. Any unpaid principal and interest is due and payable on September 13, 2022. The Note Purchase Agreement provides that CAL may prepay at any time all or any part of the Notes in an amount not less than 10% of the aggregate principal amount of the Notes then outstanding. As of December 31, 2020, the Notes had a balance of $46.7 million.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

The following are the estimated future principal and interest payments under the Notes as of December 31, 2020 (in thousands). The payments were calculated based on the fixed interest rate of 4.9%.

2021	$8,322
2022	42,467
50,789
Less: Amount representing interest	(4,124)
Senior secured notes	$46,665

The Company's senior secured notes are secured by rental equipment owned by the Company, which had a net book value of $56.9 million as of December 31, 2020.

(d)Asset-Backed Notes

Asset-backed notes consist of the following:

(i) On October 18, 2012, CAL II issued $171.0 million of 3.47% fixed rate asset-backed notes (Series 2012-1 Asset-Backed Notes). On April 27, 2020, the Company repaid in full the outstanding debt associated with the Series 2012-1 Asset-Backed Notes.

(ii) On March 28, 2013, CAL II issued $229.0 million of 3.35% fixed rate asset-backed notes (Series 2013-1 Asset-Backed Notes). On April 27, 2020, the Company repaid in full the outstanding debt associated with the Series 2013-1 Asset-Backed Notes.

(iii) On July 6, 2017, CAL Funding III Limited (CAL III), a wholly-owned indirect subsidiary of CAI, issued $240.9 million of 3.6% Class A fixed rate asset-backed notes and $12.2 million of 4.6% Class B fixed rate asset-backed notes (collectively, the Series 2017-1 Asset-Backed Notes). On September 25, 2020, the Company repaid in full the outstanding debt associated with the Series 2017-1 Asset-Backed Notes.

(iv) On February 28, 2018, CAL III issued $332.0 million of 4.0% Class A fixed rate asset-backed notes and $16.9 million of 4.8% Class B fixed rate asset-backed notes (collectively, the Series 2018-1 Asset-Backed Notes). On September 25, 2020, the Company repaid in full the outstanding debt associated with the Series 2018-1 Asset-Backed Notes.

(v) On September 19, 2018, CAL III issued $331.5 million of 4.3% Class A fixed rate asset-backed notes and $12.0 million of 5.2% Class B fixed rate asset-backed notes (collectively, the Series 2018-2 Asset-Backed Notes). On October 26, 2020, the Company repaid in full the outstanding debt associated with the Series 2018-2 Asset-Backed Notes.

(vi) On September 9, 2020, CAL Funding IV Limited (CAL Funding IV), a wholly-owned indirect subsidiary of CAI, issued $715.9 million of 2.2% Class A fixed-rate asset-backed notes and $26.8 million of 3.5% Class B fixed-rate asset-backed notes (collectively, the series 2020-1 Asset-Backed Notes). Principal and interest on the Series 2020-1 Asset-Backed Notes is payable monthly commencing on October 26, 2020, with a scheduled maturity date of March 27, 2028. The net proceeds from the issuance of the 2020-1 Asset-Backed Notes were used to repay in full the outstanding debt associated with the Series 2017-1 and 2018-1 Asset-Backed Notes on September 25, 2020 and the Series 2018-2 Asset-Backed Notes on October 26, 2020. As of December 31, 2020, the Series 2020-1 Asset-Backed Notes had a balance of $726.9 million.

The following are the estimated future principal and interest payments under the Series 2020-1 Asset-Backed Notes as of December 31, 2020 (in thousands). The payments were calculated based on the fixed interest rate of 2.3%.

2021	$78,947
2022	77,516
2023	76,086
2024	75,119
2025	75,052
2026 and thereafter	426,211
808,931
Less: Amount representing interest	(82,013)
Asset-backed notes	$726,918

The Company’s asset-backed notes are secured by rental equipment owned by the Company, which had a net book value of $855.5 million as of December 31, 2020.

The agreements under the asset-backed notes described above require the Company to maintain a restricted cash account to cover payment of the obligations. As of December 31, 2020, the restricted cash account had a balance of $12.4 million.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

(e)Collateralized Financing Obligations

As of December 31, 2020, the Company had collateralized financing obligations of $69.6 million (see Note 4). The obligations had an average interest rate of 1.7% as of December 31, 2020 with maturity dates between March 2021 and February 2026. The debt is secured by a pool of containers covered under the financing arrangements.

The following are the estimated future principal and interest payments under the Company’s collateralized financing obligations as of December 31, 2020 (in thousands). The payments were calculated assuming an average interest rate of 1.7% through maturity of the obligations.

2021	$36,358
2022	16,531
2023	-
2024	-
2025	-
2026 and thereafter	22,948
75,837
Less: Amount representing interest	(6,208)
Collateralized financing obligations	$69,629

(f)Term Loans Held by VIE

On March 29, 2019, one of the Japanese investor funds that is consolidated by the Company as a VIE (see Note 4) entered into a term loan agreement with a bank. Under the terms of the term loan agreement, the Japanese investor fund entered into a seven-year, amortizing term loan of $40.8 million at a fixed interest rate of 4.2%. The term loan is secured by assets of the Japanese investor fund and is subject to certain borrowing conditions set out in the term loan agreement. As of December 31, 2020, the term loans held by the Japanese investor fund totaled $31.2 million and had an average interest rate of 4.2%.

The following are the estimated future principal and interest payments under this loan as of December 31, 2020 (in thousands). The payments were calculated assuming the interest rate remains 4.2% through maturity of the loan.

2021	$6,725
2022	6,725
2023	6,725
2024	6,725
2025	6,725
2026 and thereafter	1,355
34,980
Less: Amount representing interest	(3,746)
Term loans held by VIE	$31,234

The Company's term loans held by VIE are secured by rental equipment owned by the Japanese investor fund, which had a net book value of $53.2 million as of December 31, 2020.

The agreements relating to all of the Company’s debt contain various financial and other covenants. As of December 31, 2020, the Company was in compliance with all of its debt covenants.

Derivative Instruments

During the year ended December 31, 2020, the Company entered into an interest rate swap agreement with an effective date of July 31, 2020 and scheduled maturity date of June 20, 2025. This contract is indexed to 1-month LIBOR, has a fixed leg interest rate of 0.29%, and a notional amount of $500.0 million.

As of December 31, 2020, the Company has designated interest rate swap agreements for a total notional amount of $500.0 million as cash flow hedges for accounting purposes. The change in fair value of cash flow hedging instruments during the year ended December 31, 2020 was recorded on the consolidated balance sheets in ‘Accumulated other comprehensive loss’ and reclassified to ‘Net interest expense’ when realized. The Company had no derivative instruments as of December 31, 2019.

Over the next twelve months, the Company expects to reclassify an estimated net loss of $0.7 million related to the designated interest rate swap agreements from ‘Accumulated other comprehensive loss’ in the consolidated statements of comprehensive income to ‘Net interest expense’ in the consolidated statements of income.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

The following table summarizes the impact of derivative instruments designated in cash flow hedging relationships on the consolidated statements of income and the consolidated statements of comprehensive income (loss) on a pretax basis (in thousands):

		Year Ended December 31,
Derivative Instrument	Financial Statement Caption	2020	2019
Interest rate swap	Comprehensive loss	$374	$-
Interest rate swap	Net interest expense	$294	$-

The table below presents the Company’s derivative instruments measured at fair value on a recurring basis as of December 31, 2020 (in thousands):

	Total
	Fair Value	Level 2
December 31, 2020
Derivative liabilities - interest rate swaps	$80	$80

As of December 31, 2019, the Company did not have any interest rate swap agreements.

(8) Stock–Based Compensation Plan

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

The following table summarizes the Company’s stock option activities for the three years ended December 31, 2020:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in thousands)
Options outstanding, December 31, 2017	859,560	$16.44
Options exercised	(9,393)	$14.76
Options outstanding, December 31, 2018	850,167	$16.46
Options exercised	(185,221)	$14.06
Options forfeited	(3,000)	$12.88
Options expired	(15,000)	$25.53
Options outstanding, December 31, 2019	646,946	$16.96
Options exercised	(253,646)	$15.68
Options forfeited	(11,814)	$15.64
Options expired	(80,310)	$23.31
Options outstanding, December 31, 2020	301,176	$16.39	3.1	$4,473
Options exercisable at December 31, 2020	297,840	$16.40	3.1	$4,421
Expected to vest after December 31, 2020	3,336	$15.89	6.1	$52

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

The aggregate intrinsic value represents the value by which the Company’s closing stock price of $31.24 per share on the last trading day of the year ended December 31, 2020 exceeds the exercise price of the stock, multiplied by the number of options outstanding or exercisable, excluding options that have a zero or negative intrinsic value. Based on the closing share price on the date each option was exercised, the aggregate intrinsic value was $2.0 million for stock options exercised during 2020 and 2019, and $0.1 million for stock options exercised during 2018.

The Company recognized stock-based compensation expense relating to stock options in continuing operations of $0.3 million, $0.5 million and $1.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, the remaining unamortized stock-based compensation cost relating to stock options granted to the Company’s employees and independent directors was less than $0.1 million, which is to be recognized over the remaining weighted average vesting period of approximately 0.1 years.

The Company did not grant any stock options during the years ended December 31, 2020, 2019 and 2018.

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

The Company grants performance-based restricted stock to certain executives and other key employees. The performance-based restricted stock units vest at the end of a 3-year performance cycle if certain financial performance targets are met. The Company recognizes compensation cost associated with the performance-based restricted stock ratably over the 3-year term when it is considered probable that performance targets will be met. Compensation cost is based on the closing price of the Company’s common stock on the date of grant.

The following table summarizes the activity of restricted stock and performance stock under the 2019 Plan:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2017	78,542	$14.92
Granted	156,165	$22.48
Vested	(29,977)	$16.52
Outstanding at December 31, 2018	204,730	$20.45
Granted	166,939	$25.37
Vested	(81,259)	$20.89
Forfeited	(8,674)	$22.42
Outstanding at December 31, 2019	281,736	$23.18
Granted	143,957	$25.60
Vested	(124,135)	$22.95
Forfeited	(115,087)	$25.28
Outstanding at December 31, 2020	186,471	$23.91

The Company recognized stock-based compensation expense relating to restricted stock and performance stock in continuing operations of $1.5 million, $2.0 million and $1.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, unamortized stock-based compensation expense relating to restricted stock and performance stock was $2.2 million, which will be recognized over the remaining average vesting period of 1.6 years.

Stock-based compensation expense is recorded as a component of administrative expenses in the Company’s consolidated statements of income with a corresponding credit to additional paid-in capital in the Company’s consolidated balance sheets.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

Employee Stock Purchase Plan

In June 2019, the Company’s stockholders approved the CAI International, Inc. 2019 Employee Stock Purchase Plan (ESPP). The ESPP provides a means by which eligible employees may be given an opportunity to purchase shares of the Company’s common stock at a discount using payroll deductions. The ESPP authorizes the issuance of up to 250,000 shares of the Company’s common stock. The first offering period under the ESPP commenced in December 2019. The Company issued 10,222 shares of the Company’s common stock under the ESPP during the year ended December 31, 2020 and recognized stock-based compensation expense relating to the ESPP of less than $0.1 million for the year ended December 31, 2020. No shares were issued under the ESPP during the year ended December 31, 2019.

(9) Income Taxes

For the years ended December 31, 2020, 2019 and 2018, income before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
U.S. operations	$(6,996)	$(1,286)	$(68)
Foreign operations	89,238	61,416	86,874
	$82,242	$60,130	$86,806

Income tax expense attributable to income from continuing operations consisted of (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current
Federal	$(600)	$122	$210
State	447	89	98
Foreign	584	364	282
	431	575	590
Deferred
Federal	3,380	2,960	2,186
State	(2,686)	396	734
Foreign	675	852	1,579
	1,369	4,208	4,499
Income tax expense	$1,800	$4,783	$5,089

The reconciliations between the Company’s income tax expense and the amounts computed by applying the U.S. federal income tax rate of 21.0% for the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Computed expected tax expense	$17,271	$12,627	$18,229
Increase (decrease) in income taxes resulting from:
Foreign tax differential	(17,383)	(11,648)	(16,384)
State rate changes	(3,136)	-	-
State income tax expense, net of federal income tax benefit	(234)	433	534
Subpart F income	4,630	3,592	2,202
Change in valuation allowance	675	-	-
IRC Section 162(m) excess officer's compensation	63	215	172
Non-deductible stock-based compensation	63	94	133
Excess tax benefit related to stock-based compensation	(176)	(155)	(34)
Increase in uncertain tax positions	39	1	1
Adjustment for prior years	(57)	(13)	304
Other	45	(363)	(68)
	$1,800	$4,783	$5,089

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

As of December 31, 2020, the Company had less than $0.1 million and $17.1 million of net operating loss (NOL) carry forwards available to offset future federal and state taxable income, respectively. The NOL carry forwards will not expire for federal income tax purposes and will begin to expire in 2029 for state income tax purposes.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2020 and 2019 are presented below (in thousands):

	Year Ended December 31,
	2020	2019
Deferred tax assets:
Accounts receivable	$4	$357
Accrued expenses and other current liabilities	791	422
Stock-based compensation	997	1,026
Other	133	86
Net operating loss carry forwards	2,503	21,087
Gross deferred tax assets	4,428	22,978
Valuation allowance	(1,363)	-
Net deferred tax assets	3,065	22,978

Deferred tax liabilities:
Depreciation and amortization	11,740	46,180
Foreign deferred tax liabilities	1,015	953
Intangible assets	-	1,167
Deferred subpart F income	14,752	10,054
Gross deferred tax liabilities	27,507	58,354
Net deferred tax liability	$24,442	$35,376

The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company’s management considers the projected future taxable income for making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company’s management believes it is more likely than not the Company will not realize the benefits of the net state deductible differences included in the above, and has thus recorded a valuation allowance against the state deferred tax assets.

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries. As of December 31, 2020, the amount of such earnings totaled approximately $8.0 million. These earnings have been permanently reinvested and the Company does not plan to initiate any action that would precipitate the payment of income taxes thereon. The amount of income taxes that would have resulted had such earnings been repatriated is not practically determinable.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

Balance at December 31, 2018	$291
Increases related to current year tax positions	12
Balance at December 31, 2019	303
Increases related to current year tax positions	176
Decrease related to lapsing of statute	(118)
Decrease related to prior year tax positions	(3)
Balance at December 31, 2020	$358

The unrecognized tax benefits of $0.4 million at December 31, 2020, if recognized, would reduce the Company’s effective tax rate. The Company accrued potential interest and penalties of less than $0.1 million related to unrecognized tax benefits for each of the years ended December 31, 2020 and 2019.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

The Company’s tax returns, including the United States, California, New Jersey and South Carolina, are subject to examination by the tax authorities. On January 12, 2021, the Company received notification dated January 11, 2021 that the Barbados Revenue Authority would be examining CAL’s 2019 tax return. The Company accrues for unrecognized tax benefits based upon its best estimate of the additional taxes, interest and penalties expected to be paid. These estimates are updated over time as more definitive information becomes available from taxing authorities, completion of tax audits, expiration of statute of limitations, or upon occurrence of other events.

The Company does not believe the total amount of unrecognized tax benefit as of December 31, 2020 will increase or decrease significantly in the next twelve months. As of December 31, 2020, the statute of limitations for tax examinations in the United States has not expired for the years ended December 31, 2016 through 2019. California, New Jersey and South Carolina have not expired for tax returns filed for the years ended December 31, 2016 through 2019. The Company was notified on May 1, 2017 that its 2015 U.S. federal income tax return was selected for examination. The examination was concluded on June 20, 2018 with no impact to tax expense.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in the U.S. on March 27, 2020. The CARES Act includes several U.S. income tax provisions related to, among other things, net operating loss carrybacks, alternative minimum tax credits, modifications to the net interest deduction limitations, and technical amendments regarding the income tax depreciation of qualified improvement property placed in service after December 31, 2017. The CARES Act does not have a material impact on the Company’s financial results.

(10) Fair Value of Financial Instruments

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

The carrying amounts of cash, restricted cash, accounts receivable and accounts payable reflected in the balance sheets as of December 31, 2020 and 2019, approximate their fair value due to the short-term nature of these financial assets and liabilities. The carrying value of variable-rate debt in the balance sheets as of December 31, 2020 and 2019 approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.

The principal balance of the Company’s fixed-rate term loans, asset-backed notes and collateralized financing obligations was $86.5 million, $726.9 million, and $69.6 million as of December 31, 2020, with a fair value of approximately $91.1 million, $725.8 million, and $71.6 million, respectively, based on the fair value of estimated future payments calculated using prevailing interest rates. The fair value of these financial instruments would be categorized as Level 2 in the fair value hierarchy. The principal balance of the Company’s fixed-rate term loans, asset-backed notes and collateralized financing obligations was $148.4 million, $898.2 million and $91.3 million as of December 31, 2019, with a fair value of approximately $151.0 million, $911.0 million and $93.0 million, respectively. Management believes that the balances of the Company’s senior secured notes of $46.7 million and $52.8 million, term loans held by VIE of $31.2 million and $36.5 million, and financing receivable of $58.4 million and $34.4 million as of December 31, 2020 and 2019, respectively, approximate their values. The fair value of these financial instruments would be categorized as Level 2 in the fair value hierarchy.

(11) Commitments and Contingencies

As of December 31, 2020 and 2019, the Company had one outstanding letter of credit of $0.1 million. The letter of credit guarantees the Company’s obligations under certain operating lease agreements.

In addition to the rental equipment payable of $100.5 million, the Company had commitments to purchase approximately $140.9 million of containers as of December 31, 2020, all in the twelve months ended December 31, 2021.

In the ordinary course of business, the Company executes contracts involving indemnifications standard in the industry and indemnifications specific to a transaction such as an assignment and assumption agreement. These indemnifications might include claims related to tax matters, governmental regulations, and contractual relationships. Performance under these indemnities would generally be triggered by a breach of terms of a contract or by a third-party claim. The Company regularly evaluates the probability of having to incur costs associated with these indemnifications and as of December 31, 2020 there were no claims outstanding under such indemnifications and the Company believes that no claims are probable of occurring in the future.

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

The Company is responsible for settling income tax liabilities of certain employees related to stock-based compensation. The Company is then reimbursed for those amounts by the employees. At December 31, 2020 and 2019, the Company had a liability of $1.2 million representing tax due to the UK tax authorities in respect of an officer of the Company. The Company also included in its balance sheet at December 31, 2020 and 2019 a current asset of $1.2 million, representing the amount that will be reimbursed to the Company by that officer.

(13) Stockholders’ Equity

Stock Repurchase Plan

In October 2018, the Company announced that the Board of Directors approved the repurchase of up to 3.0 million shares of its outstanding common stock. The number, price, structure and timing of the repurchases, if any, will be at the Company’s sole discretion and will be evaluated by the Company depending on prevailing market conditions, corporate needs, and other factors. The stock repurchases may be made in the open market, block trades or privately negotiated transactions. This stock repurchase program replaces any available prior share repurchase authorization and may be discontinued at any time. During the year ended December 31, 2020, the Company repurchased 0.2 million shares of its common stock under this repurchase plan, at a cost of approximately $7.9 million.  As of December 31, 2020, approximately 0.8 million shares remained available for repurchase under this share repurchase program. In February 2021, the Board of Directors increased the share repurchase plan by an additional 2.0 million shares.

Series A Preferred Stock

In 2018, the Company issued 1,790,000 shares of its 8.5% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock, par value $0.0001 per share and liquidation preference $25.00 per share (Series A Preferred Stock). Dividends on the Series A Preferred Stock accrue daily and are cumulative from and including the date of original issuance and are payable quarterly in arrears. Dividends accrue at an annual rate of 8.5% of the $25.00 liquidation preference per annum. The Series A Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding up.

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

Series B Preferred Stock

In 2018, the Company issued 1,955,000 shares of its 8.5% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock, par value $0.0001 per share and liquidation preference $25.00 per share (Series B Preferred Stock). Dividends on the Series B Preferred Stock accrue daily and are cumulative from and including the date of original issuance and are payable quarterly in arrears. Dividends accrue at an annual rate of 8.5% of the $25.00 liquidation preference per annum. The Series B Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding up.

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

(14) Segment and Geographic Information

The Company operates under one reportable segment, container leasing, which is aggregated with equipment management and derives its revenue from the ownership and leasing of containers and fees earned for managing container portfolios on behalf of third-party investors.

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

As disclosed in Note 3, the Company sold substantially all the assets of its logistics business and all its railcar assets during the year ended December 31, 2020, and the operations of the logistics and rail businesses have been reclassified as discontinued operations in the accompanying consolidated statements of income. As a result, the Company no longer reports Logistics or Rail Leasing as segments.

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

The following table represents the geographic allocation of revenue for the periods indicated based on customers’ primary domicile (in thousands):

	Year Ended December 31,
	2020	2019	2018
Switzerland	$54,023	$50,118	$50,805
Korea	42,011	42,257	31,877
Singapore	41,748	41,626	26,854
France	31,972	34,947	37,565
United States	4,756	6,648	7,253
Other Asia	58,283	58,349	67,695
Other Europe	57,893	63,141	54,677
Other International	3,327	1,767	8,198
Total revenue	$294,013	$298,853	$284,924

(15) Concentration of Credit Risk

The Company’s equipment leases and trade receivables subject it to potential credit risk. The Company extends credit to its customers based upon an evaluation of each customer’s financial condition and credit history. Evaluations of the financial condition and associated credit risk of customers are performed on an ongoing basis.

The Company’s single largest customer accounted for 17.1%, or $69.8 million, 18.6%, or $65.9 million, and 18.2% or $58.0 million, of total billings for the years ended December 31, 2020, 2019 and 2018, respectively, and accounted for 12% and 7% of its accounts receivable as of December 31, 2020 and 2019, respectively. The Company’s second largest customer accounted for 10.2%, or $41.6 million, 11.7%, or $41.4 million, and 13.0%, or $41.3 million, of total billings for the years ended December 31, 2020, 2019 and 2018, respectively, and accounted for 11% and 13% of its accounts receivable as of December 31, 2020 and 2019, respectively.

(16) Earnings per Share

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

CAI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements (continued)

The following table sets forth the reconciliation of basic and diluted net income (loss) per share for the years ended December 31, 2020, 2019 and 2018 (in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018
Numerator
Net income from continuing operations	$71,613	$46,518	$76,593
Net loss from discontinued operations	(52,709)	(24,336)	(3,121)
Net income attributable to CAI common stockholders	$18,904	$22,182	$73,472
Denominator
Weighted-average shares used in per share computation - basic	17,546	17,731	19,562
Effect of dilutive securities:
Stock options and restricted stock	217	280	260
Weighted-average shares used in per share computation - diluted	17,763	18,011	19,822

Net income (loss) per share attributable to CAI common stockholders:
Basic
Continuing operations	$4.08	$2.62	$3.92
Discontinued operations	$(3.00)	$(1.37)	$(0.16)
Total basic	$1.08	$1.25	$3.76
Diluted
Continuing operations	$4.03	$2.58	$3.86
Discontinued operations	$(2.97)	$(1.35)	$(0.15)
Total diluted	$1.06	$1.23	$3.71

Certain options, restricted stock awards and time- and performance-based restricted stock units issued under employee benefit plans are excluded from the computation of diluted earnings per share because they were anti-dilutive. For the years ended December 31, 2020, 2019 and 2018, 99,854 shares, 57,411 shares and 160,163 shares, respectively, of stock options, restricted stock awards and time- and performance-based restricted stock units were excluded.

(17) Selected Quarterly Financial Data (Unaudited)

The following table sets forth key interim financial information for the years ended December 31, 2020 and 2019 (in thousands, except per share amount):

	2020 Quarters Ended				2019 Quarters Ended
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Revenue	$81,567	$73,890	$69,443	$69,113	$73,521	$75,535	$74,286	$75,511
Operating expenses	34,876	36,171	36,950	36,725	41,547	38,949	40,026	38,714
Operating income	46,691	37,719	32,493	32,388	31,974	36,586	34,260	36,797
Net income from continuing operations	32,511	15,297	13,342	10,463	10,589	12,451	9,708	13,770

Net income per share attributable to CAI
common stockholders - continuing operations:
Basic	$1.84	$0.87	$0.76	$0.60	$0.61	$0.72	$0.55	$0.74
Diluted	$1.81	$0.86	$0.76	$0.59	$0.60	$0.71	$0.54	$0.73

Schedule II

Valuation Accounts

(In thousands)

	Balance at	Net Additions			Balance at
	Beginning	(Reductions)		(Deductions)/	End of
	of Period	to Expense (1)		Recoveries*	Period
December 31, 2018
Accounts receivable, allowance for doubtful accounts	$1,196	$348		$194	$1,738
December 31, 2019
Accounts receivable, allowance for doubtful accounts	$1,738	$5,953	(2)	$(20)	$7,671
December 31, 2020
Accounts receivable, allowance for doubtful accounts	$7,671	$(6,310)	(2)	$(968)	$393

*Primarily consists of write-offs, net of recoveries and other adjustments.

(1) Includes bad debt recovery of $166 for the year ended December 31, 2020 and bad debt expense of $339 and $104 for the years ended December 31, 2019 and 2018, respectively, related to discontinued operations of the Rail business.

(2) Includes a $5.2 million reserve against a customer receivable for the year ended December 31, 2019 and subsequent reduction due to cash collection during the year ended December 31, 2020.

EXHIBIT INDEX

Exhibit No.	Description

2.1**

Purchase and Sale Agreement, dated November 25, 2020, among CAI Rail Inc., CAI International, Inc., Infinity Transportation 2020-1, LLC and Atlanta Asset Holdings, LLC (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on November 30, 2020).

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

4.2**

Indenture, dated September 9, 2020, between CAL Funding IV Limited and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on September 14, 2020).

4.3**

Series 2020-1 Supplement, dated September 9, 2020, to Indenture dated September 9, 2020, between CAL Funding IV Limited and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on September 14, 2020).

4.4	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.9 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on March 5, 2020).

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

10.21*

Amended and Restated Employment Agreement, effective June 12, 2020, between CAI International, Inc. and Timothy B. Page (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on November 6, 2020).

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

21.1#	Subsidiaries of CAI International, Inc.

23.1#	Consent of KPMG LLP.

31.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2020 and 2019, (ii) Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

____________________________________

#	Filed herewith.
†	Furnished hereto.
*	Management contract or compensatory plan.
**

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

Date:	March 1, 2021	CAI International, Inc.

		By:	/s/ TIMOTHY B. PAGE
Timothy B. Page
Executive Vice President, Interim President and Chief Executive Officer
(Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities indicated, on the 1st day of March, 2021.

Signature	Title(s)

/s/ TIMOTHY B. PAGE	Executive Vice President, Interim President and Chief Executive Officer
Timothy B. Page	(Principal Executive and Financial Officer)

/s/ DAVID B. MORRIS	Vice President, Chief Accounting Officer
David B. Morris	(Principal Accounting Officer)

/s/ DAVID REMINGTON	Chairman of the Board of Directors
David Remington

/s/ KATHRYN G. JACKSON	Director
Kathryn G. Jackson

/s/ GARY M. SAWKA	Director
Gary M. Sawka

/s/ ANDREW OGAWA	Director
Andrew Ogawa

/s/ JOHN WILLIFORD	Director
John Williford