Form 10-Q
period 2021-03-31
CAI International, Inc.
filed 2021-04-30
CIK 1388430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	April 28, 2021
Common Stock, $0.0001 par value per share	17, 304,111 shares

CAI INTERNATIONAL, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, but not limited to, statements relating to our business, operations, growth strategy, service development efforts and the impact of the novel coronavirus (COVID-19) on our business, financial condition, liquidity and results of operations. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words “may,” “might,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (SEC) on March 1, 2021, our Quarterly Reports on Form 10-Q and our other reports filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our other filings with the SEC.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAI INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

(UNAUDITED)

	March 31,	December 31,
	2021	2020
Assets
Current assets
Cash	$23,971	$26,691
Cash held by variable interest entities	23,942	26,856
Current portion of restricted cash	600	600
Accounts receivable, net of allowance for doubtful accounts of $400 and
$393 at March 31, 2021 and December 31, 2020, respectively	61,843	65,310
Current portion of net investment in finance leases	80,308	78,992
Current portion of financing receivable	10,615	9,550
Prepaid expenses and other current assets	5,788	6,663
Total current assets	207,067	214,662
Restricted cash	12,087	12,355
Rental equipment, net of accumulated depreciation of $691,842 and
$669,360 at March 31, 2021 and December 31, 2020, respectively	1,808,001	1,781,321
Net investment in finance leases	585,016	550,573
Financing receivable	50,568	48,888
Derivative instruments	9,586	-
Other non-current assets	4,280	4,833
Total assets (1)	$2,676,605	$2,612,632

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$3,231	$3,666
Accrued expenses and other current liabilities	26,569	29,598
Unearned revenue	3,260	3,029
Current portion of debt	183,878	183,448
Rental equipment payable	61,582	100,509
Total current liabilities	278,520	320,250
Debt	1,642,879	1,562,283
Derivative instruments	-	80
Net deferred income tax liability	25,532	24,442
Other non-current liabilities	3,467	3,337
Total liabilities (2)	1,950,398	1,910,392

Stockholders' equity
Preferred stock, par value $0.0001 per share; authorized 10,000,000
8.50% Series A fixed-to-floating rate cumulative redeemable perpetual preferred stock, issued and
outstanding 2,199,610 shares, at liquidation preference	54,990	54,990
8.50% Series B fixed-to-floating rate cumulative redeemable perpetual preferred stock, issued and
outstanding 1,955,000 shares, at liquidation preference	48,875	48,875
Common stock, par value $0.0001 per share; authorized 84,000,000 shares; issued and outstanding
17,304,111 and 17,562,779 shares at March 31, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	89,308	100,795
Accumulated other comprehensive loss	1,370	(5,743)
Retained earnings	531,662	503,321
Total stockholders' equity	726,207	702,240
Total liabilities and stockholders' equity	$2,676,605	$2,612,632

(1)Total assets at March 31, 2021 and December 31, 2020 include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash, $23,942 and $26,856; Net investment in finance leases, $2,150 and $2,683; and Rental equipment, net of accumulated depreciation, $73,212, and $77,907, respectively.

(2)Total liabilities at March 31, 2021 and December 31, 2020 include the following VIE liabilities for which the VIE creditors do not have recourse to CAI International, Inc.: Current portion of debt, $43,392 and $41,344; Debt, $48,120 and $59,519, respectively.

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Leasing revenue
Operating leases	$63,867	$54,629
Finance leases	13,245	11,590
Other	3,688	2,894
Total leasing revenue	80,800	69,113

Operating expenses
Depreciation of rental equipment	28,551	27,048
Storage, handling and other expenses	2,489	4,429
Gain on sale of rental equipment	(6,743)	(1,647)
Administrative expenses	7,740	6,895
Total operating expenses	32,037	36,725

Operating income	48,763	32,388

Other expenses
Net interest expense	11,172	18,274
Other expense	410	246
Total other expenses	11,582	18,520

Income before income taxes	37,181	13,868
Income tax expense	2,504	1,199

Income from continuing operations	34,677	12,669
Income (loss) from discontinued operations, net of income taxes	1,063	(13,999)
Net income (loss)	35,740	(1,330)
Preferred stock dividends	2,207	2,207
Net income (loss) attributable to CAI common stockholders	$33,533	$(3,537)

Amounts attributable to CAI common stockholders
Net income from continuing operations	$32,470	$10,462
Net income (loss) from discontinued operations	1,063	(13,999)
Net income (loss) attributable to CAI common stockholders	$33,533	$(3,537)

Net income (loss) per share attributable to CAI
common stockholders
Basic
Continuing operations	$1.88	$0.60
Discontinued operations	0.06	(0.80)
Total basic	$1.94	$(0.20)
Diluted
Continuing operations	$1.85	$0.59
Discontinued operations	0.06	(0.79)
Total diluted	$1.91	$(0.20)

Weighted average shares outstanding
Basic	17,271	17,433
Diluted	17,518	17,715

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020

Net income (loss)	$35,740	$(1,330)
Other comprehensive income (loss), net of tax:
Change in fair value of derivative instruments designated as cash flow hedges	9,509	-
Reclassification of realized loss on derivative instruments designated as cash flow hedges	157	-
Foreign currency translation adjustments	(522)	(137)
Comprehensive income (loss) before tax	44,884	(1,467)
Income tax expense related to items of other comprehensive income (loss)	(2,031)	-
Comprehensive income (loss) before preferred stock dividends, net of tax	42,853	(1,467)
Dividends on preferred stock	(2,207)	(2,207)
Comprehensive income (loss) available to CAI common stockholders	$40,646	$(3,674)

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balances as of December 31, 2020	4,155	$103,865	17,563	$2	$100,795	$(5,743)	$503,321	$702,240
Net income	-	-	-	-	-	-	35,740	35,740
Common stock dividend declared, $0.30/share							(5,192)	(5,192)
Preferred stock dividends, $0.53125/share	-	-	-	-	-	-	(2,207)	(2,207)
Change in fair value of derivative instrument designated
as cash flow hedges	-	-	-	-	-	9,509	-	9,509
Reclassification of realized loss on derivative
instruments designated as cash flow hedges	-	-	-	-	-	157	-	157
Foreign currency translation adjustment	-	-	-	-	-	(522)	-	(522)
Income tax expense related to items of other
comprehensive income	-	-	-	-	-	(2,031)	-	(2,031)
Repurchase of common stock	-	-	(390)	-	(12,788)	-	-	(12,788)
Exercise of stock options	-	-	107	-	1,499	-	-	1,499
Stock-based compensation, net of taxes	-	-	24	-	(198)	-	-	(198)
Balances as of March 31, 2021	4,155	$103,865	17,304	$2	$89,308	$1,370	$531,662	$726,207

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balances as of December 31, 2019	4,155	$103,865	17,479	$2	$102,709	$(6,630)	$493,294	$693,240
Net loss	-	-	-	-	-	-	(1,330)	(1,330)
Preferred stock dividends, $0.53125/share	-	-	-	-	-	-	(2,207)	(2,207)
Foreign currency translation adjustment	-	-	-	-	-	(137)	-	(137)
Exercise of stock options	-	-	8	-	113	-	-	113
Stock-based compensation, net of taxes	-	-	19	-	468	-	-	468
Balances as of March 31, 2020	4,155	$103,865	17,506	$2	$103,290	$(6,767)	$489,757	$690,147

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$35,740	$(1,330)
Income (loss) from discontinued operations, net of income taxes	1,063	(13,999)
Income from continuing operations	34,677	12,669
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	28,766	27,259
Amortization of debt issuance costs	815	893
Stock-based compensation expense	540	725
Unrealized loss on foreign exchange	400	220
Gain on sale of rental equipment	(6,743)	(1,647)
Deferred income taxes	(940)	(3,504)
Bad debt recovery	(30)	(1,287)
Changes in other operating assets and liabilities:
Accounts receivable	488	3,849
Prepaid expenses and other assets	1,218	723
Net investment in finance leases	21,605	17,102
Accounts payable, accrued expenses and other liabilities	(2,823)	130
Unearned revenue	(7)	(591)
Net cash provided by operating activities of continuing operations	77,966	56,541
Net cash (used in) provided by operating activities of discontinued operations	(2,177)	3,584
Net cash provided by operating activities	75,789	60,125
Cash flows from investing activities
Purchase of rental equipment	(171,625)	(27,500)
Purchase of financing receivable	(5,174)	-
Proceeds from sale of rental equipment	28,783	24,534
Receipt of principal payments from financing receivable	2,645	325
Purchase of furniture, fixtures and equipment	(22)	(310)
Net cash used in investing activities of continuing operations	(145,393)	(2,951)
Net cash provided by investing activities of discontinued operations	1,285	42
Net cash used in investing activities	(144,108)	(2,909)
Cash flows from financing activities
Proceeds from debt	141,000	110,000
Principal payments on debt	(59,887)	(102,681)
Repurchase of common stock	(12,788)	-
Dividends paid to common stockholders	(5,192)	-
Dividends paid to preferred stockholders	(2,207)	(2,207)
Exercise of stock options	1,499	113
Net cash provided by financing activities of continuing operations	62,425	5,225
Net cash used in financing activities of discontinued operations	-	(1,061)
Net cash provided by financing activities	62,425	4,164
Effect on cash of foreign currency translation	(8)	(77)
Net (decrease) increase in cash and restricted cash	(5,902)	61,303
Cash and restricted cash at beginning of the period (1)	66,502	73,239
Cash and restricted cash at end of the period (2)	$60,600	$134,542

	Three Months Ended March 31,
	2021	2020
Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$-	$111
Interest	10,242	19,736

Supplemental disclosure of non-cash investing and financing activity
Transfer of rental equipment to finance lease	$56,227	$5,760
Rental equipment payable	61,582	4,596

(1)Includes cash of $26,691 and $19,870, cash held by variable interest entities of $26,856 and $26,594, and restricted cash of $12,955 and $26,775 at December 31, 2020 and 2019, respectively.

(2)Includes cash of $23,971 and $87,727, cash held by variable interest entities of $23,942 and $21,016, and restricted cash of $12,687 and $25,799 at March 31, 2021 and 2020, respectively.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2021 and December 31, 2020, the Company’s results of operations for the three months ended March 31, 2021 and 2020, and the Company’s cash flows for the three months ended March 31, 2021 and 2020. Certain reclassifications have been made to prior year financial statements to conform to the current presentation. The results of operations and cash flows for the periods presented are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2021 or in any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 1, 2021.

Discontinued Operations

On August 14, 2020, the Company sold substantially all of the assets and liabilities of its logistics business to NFI, a North American logistics provider, for cash proceeds of $6.2 million. On December 29, 2020, the Company sold its remaining railcar fleet to affiliates of Infinity Transportation for cash proceeds of $228.1 million. As a result, the operating results of the logistics and rail businesses have been classified as discontinued operations in the accompanying unaudited consolidated statements of income and cash flows. All prior periods presented in these consolidated financial statements have been restated to reflect the classification of the logistics and rail leasing businesses as discontinued operations. See Note 2 – Discontinued Operations for more information.

Concentration of Credit Risk

The Company’s equipment leases and trade receivables subject it to potential credit risk. The Company extends credit to its customers based upon an evaluation of each customer’s financial condition and credit history. Evaluations of the financial condition and associated credit risk of customers are performed an on ongoing basis. The Company’s largest customer and second largest customer accounted for 18% and 10%, respectively, of the Company’s total billings during the three months ended March 31, 2021.

Accounting Policy Updates

There were no changes to the Company’s accounting policies during the three months ended March 31, 2021. See Note 2 to the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021, for a description of the Company’s significant accounting policies.

(2) Discontinued Operations

As discussed in Note 1, the Company sold substantially all of the assets of its logistics business for proceeds of $6.2 million and its remaining railcar assets for proceeds of $228.1 million during the quarters ended September 30, 2020 and December 31, 2020, respectively. The logistics and rail leasing businesses have been classified as discontinued operations in the accompanying unaudited consolidated statements of income and cash flows for the three months ended March 31, 2021 and 2020.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company recognized an impairment charge of $19.2 million during the three months ended March 31, 2020 to reduce the book value of its railcar portfolio, on an individual basis, to its estimated fair value, or to its net book value had the assets not been classified as held for sale. To assist in the Company’s assessment of fair value, a third-party appraisal was carried out on the railcar fleet using a combination of cost and market approaches. The cost approach utilized the current replacement cost for a particular car type and calculated an estimated depreciation based on a railcar having a 40-year life and residual value being 10% of the estimated purchase price. The market approach estimated value based on recent market transactions involving similar railcars. The railcars were classified within Level 3 of the fair value hierarchy.

The following tables summarize the components of net income (loss) from discontinued operations in the accompanying unaudited consolidated statements of income for the three months ended March 31, 2021 and 2020 (in thousands). Revenue and operating expenses for the three months ended March 31, 2021 were a result of immaterial differences in the actual transactions from the amounts accrued prior to the sale of the logistics and railcar businesses in 2020.

	Three Months Ended March 31, 2021
	Rail	Logistics	Total
Revenue
Rail lease revenue	$293	$-	$293
Total revenue	293	-	293

Operating expenses
Storage, handling and other expenses	(142)	-	(142)
Gain on sale of rental equipment	(33)	-	(33)
Administrative expenses	91	(240)	(149)
Total operating expenses	(84)	(240)	(324)

Operating income	377	240	617

Income before income taxes	377	240	617
Income tax (benefit) expense	(496)	50	(446)
Net income from discontinued operations	$873	$190	$1,063

	Three Months Ended March 31, 2020
	Rail	Logistics	Total
Revenue
Rail lease revenue	$5,803	$-	$5,803
Logistics revenue	-	30,106	30,106
Total revenue	5,803	30,106	35,909

Operating expenses
Impairment of rental equipment	19,167	-	19,167
Storage, handling and other expenses	1,319	-	1,319
Logistics transportation costs	-	26,815	26,815
Loss on sale of rental equipment	33	-	33
Administrative expenses	769	4,162	4,931
Total operating expenses	21,288	30,977	52,265

Operating loss	(15,485)	(871)	(16,356)

Interest expense (income)	2,105	(3)	2,102
Loss before income taxes	(17,590)	(868)	(18,458)
Income tax benefit	(4,255)	(204)	(4,459)
Net loss from discontinued operations	$(13,335)	$(664)	$(13,999)

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

Managed Container Funds

The fees earned by the Company for arranging, managing and establishing container funds are commensurate with the level of effort required to provide those services, and the arrangements include only terms and conditions that are customarily present in arrangements for similar services. As such, the Company does not have a variable interest in the managed containers funds, and does not consolidate those funds. No container portfolios were sold to the funds during the three months ended March 31, 2021 and 2020.

Collateralized Financing Obligations

The Company has transferred containers to Japanese investor funds while concurrently entering into lease agreements for the same containers, under which the Company leases the containers back from the Japanese investors. The Company concluded these were financing transactions under which sale-leaseback accounting was not applicable.

The terms of the transactions with container funds under financing arrangements include options for the Company to purchase the containers from the funds at a fixed price. As a result of the residual interest resulting from the fixed price call option, the Company concluded that it may absorb a significant amount of the variability associated with the funds’ anticipated economic performance and, as a result, the Company has a variable interest in the funds. The funds are considered VIEs under FASB ASC Topic 810, Consolidation, because, as lessee of the funds, the Company has the power to direct the activities that most significantly impact each entity’s economic performance, including the leasing and managing of containers owned by the funds. As the Company has the power to direct the activities that most significantly impact the economic performance of the VIEs and the variable interest provides the Company with the right to receive benefits from the entity that could potentially be significant to the funds, the Company determined that it is the primary beneficiary of these VIEs and included the VIEs’ assets and liabilities as of March 31, 2021 and December 31, 2020, and the results of the VIEs’ operations and cash flows for the three months ended March 31, 2021 and 2020, in the Company’s consolidated financial statements.

The containers that were transferred to the Japanese investor funds had a net book value of $75.4 million as of March 31, 2021. The container equipment, together with $23.9 million of cash held by the investor funds that can only be used to settle the liabilities of the VIEs, has been included on the Company’s consolidated balance sheets with the related liability presented in the debt section of the Company’s consolidated balance sheets as collateralized financing obligations of $61.6 million and term loans held by VIE of $29.9 million. No gain or loss was recognized by the Company on the initial consolidation of the VIEs. No containers were sold to the Japanese investor funds during the three months ended March 31, 2021 and 2020.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4) Rental Equipment

The following table provides a summary of the Company’s rental equipment (in thousands):

	March 31,	December 31,
	2021	2020
Dry containers	$1,977,997	$1,940,572
Refrigerated containers	306,714	315,641
Other specialized equipment	215,132	194,468
	2,499,843	2,450,681
Accumulated depreciation	(691,842)	(669,360)
Rental equipment, net of accumulated depreciation	$1,808,001	$1,781,321

(5) Leases

The Company leases its rental equipment on either short-term operating leases through master lease agreements, long-term non-cancelable operating leases, or finance leases. The following table summarizes the components of lease revenue (in thousands):

	Three Months Ended March 31,
	2021	2020
Leasing revenue - operating leases	$63,867	$54,629
Interest income on finance leases	13,245	11,590
Other revenue	2,536	2,217
Interest income on financing receivable	1,152	677
Total leasing revenue	$80,800	$69,113

Net investment in finance leases

The following table represents the components of the Company’s net investment in finance leases (in thousands):

	March 31,	December 31,
	2021	2020
Gross finance lease receivables (1)	$968,525	$909,727
Unearned income (2)	(303,155)	(280,116)
Net investment in finance leases	665,370	629,611
Allowance for credit losses	(46)	(46)
Net investment in finance leases, net of allowance for credit losses	$665,324	$629,565

(1)At the inception of the lease, the Company records the total minimum lease payments, executory costs, if any, and unguaranteed residual value as gross finance lease receivables. The gross finance lease receivables are reduced as customer payments are received. There was $109.3 million and $98.2 million of unguaranteed residual value at March 31, 2021 and December 31, 2020, respectively, included in gross finance lease receivables. There were no executory costs included in gross finance lease receivables as of March 31, 2021 and December 31, 2020.

(2)The difference between the gross finance lease receivables and the cost of the equipment or carrying amount at the lease inception is recorded as unearned income. Unearned income, together with initial direct costs, are amortized to income over the lease term so as to produce a constant periodic rate of return. There were no unamortized initial direct costs as of March 31, 2021 and December 31, 2020.

(3)One major customer represented 74% and 75% of the Company’s finance lease portfolio as of March 31, 2021 and December 31, 2020, respectively. No other customer represented more than 10% of the Company’s finance lease portfolio in each of those periods.

Contractual maturities of the Company's gross finance lease receivables subsequent to March 31, 2021 for the years ending March 31 are as follows (in thousands):

2022	$126,315
2023	126,565
2024	107,958
2025	80,339
2026	70,315
2027 and thereafter	457,033
$968,525

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financing receivable

The Company has purchased containers and leased back the containers to the seller-lessees through finance leaseback arrangements. As control of the equipment was retained by the customers, the Company concluded that sale-leaseback accounting was not applicable and treated the arrangements as financing transactions. The Company recorded a financing receivable in the amount paid for the containers. Payments made by the seller-lessee are recorded as a reduction to the financing receivable and as interest income, calculated using the effective interest method.

The following table summarizes the components of the Company’s financing receivable (in thousands):

	March 31,	December 31,
	2021	2020
Gross financing receivable	$74,447	$71,761
Unearned income	(13,260)	(13,320)
	61,187	58,441
Allowance for credit losses	(4)	(3)
Total financing receivable	$61,183	$58,438

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

As of March 31, 2021 and December 31, 2020, based on the most recent analysis performed, the risk category of the Company’s net investment in finance leases and financing receivable, based on year of origination is as follows (in thousands):

March 31, 2021	2021	2020	2019	2018	2017	Prior	Total
Net investment in finance leases
Tier 1	$55,876	$125,988	$46,760	$220,813	$156,780	$6,171	$612,388
Tier 2	1,432	7,990	24,012	11,622	4,120	3,806	52,982
Tier 3	-	-	-	-	-	-	-
Total net investment in finance leases	$57,308	$133,978	$70,772	$232,435	$160,900	$9,977	$665,370

Financing receivable
Tier 1	$-	$26,439	$29,159	$-	$-	$-	$55,598
Tier 2	5,028	-	561	-	-	-	5,589
Tier 3	-	-	-	-	-	-	-
Total financing receivable	$5,028	$26,439	$29,720	$-	$-	$-	$61,187

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2020	2020	2019	2018	2017	2016	Prior	Total
Net investment in finance leases
Tier 1	$127,215	$49,986	$228,802	$160,197	$5,945	$875	$573,020
Tier 2	8,425	25,726	12,576	4,272	1,136	4,456	56,591
Tier 3	-	-	-	-	-	-	-
Total net investment in finance leases	$135,640	$75,712	$241,378	$164,469	$7,081	$5,331	$629,611

Financing receivable
Tier 1	$27,762	$30,083	$-	$-	$-	$-	$57,845
Tier 2	-	596	-	-	-	-	596
Tier 3	-	-	-	-	-	-	-
Total financing receivable	$27,762	$30,679	$-	$-	$-	$-	$58,441

(6) Debt and Derivative Instruments

Debt

Details of the Company’s debt as of March 31, 2021 and December 31, 2020 were as follows (dollars in thousands):

	March 31, 2021			December 31, 2020
	Outstanding		Average	Outstanding		Average
	Current	Long-term	Interest	Current	Long-term	Interest	Maturity

Revolving credit (1)	$-	$793,000	1.4%	$-	$680,000	1.6%	June 2023
Revolving credit facility - Euro	-	22,519	2.4%	-	23,550	2.5%	September 2023
Term loan	1,800	23,250	2.2%	1,800	23,700	2.2%	April 2023
Term loan	66,750	-	1.9%	68,500	-	1.9%	June 2021
Term loan	6,000	79,000	4.6%	6,000	80,500	4.6%	October 2023
Senior secured notes	6,110	37,500	4.9%	6,110	40,555	4.9%	September 2022
Asset-backed notes 2020-1	63,130	648,006	2.3%	63,130	663,788	2.3%	September 2045
Collateralized financing obligations	37,852	23,776	1.8%	35,862	33,767	1.7%	February 2026
Term loans held by VIE	5,540	24,344	4.2%	5,482	25,752	4.2%	February 2026
	187,182	1,651,395		186,884	1,571,612
Debt discount and debt issuance costs	(3,304)	(8,516)		(3,436)	(9,329)
Total Debt	$183,878	$1,642,879		$183,448	$1,562,283

(1) $500 million of this outstanding debt is subject to an interest rate swap at a cost of 0.29% as described below in Derivative Instruments.

The Company maintains its revolving credit facilities to finance the acquisition of rental equipment and for general working capital purposes. As of March 31, 2021, the Company had $388.7 million in total availability under its revolving credit facilities (net of $0.1 million in letters of credit), subject to the Company’s ability to meet the collateral requirements under the agreements governing the facilities. Based on the borrowing base and collateral requirements at March 31, 2021, the borrowing availability under the Company’s revolving credit facilities was $248.8 million, assuming no additional contributions of assets.

The agreements relating to all of the Company’s debt contain various financial and other covenants. As of March 31, 2021, the Company was in compliance with all of its financial and other covenants.

For further information on the Company’s debt instruments, see Note 7 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021.

Derivative Instruments

In July 2020, the Company entered into an interest rate swap agreement with an effective date of July 31, 2020 and scheduled maturity date of June 30, 2025. This contract is indexed to 1-month LIBOR, has a fixed leg interest rate of 0.29%, and a notional amount of $500.0 million.

As of March 31, 2021, the Company has designated interest rate swap agreements for a total notional amount of $500.0 million as cash flow hedges for accounting purposes. The change in fair value of cash flow hedging instruments during the three months ended March 31, 2021 was recorded on the consolidated balance sheets in ‘Accumulated other comprehensive loss’ and reclassified to ‘Net interest expense’ when realized. The Company had no derivative instruments as of March 31, 2020.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Over the next twelve months, the Company expects to reclassify an estimated net loss of $0.6 million related to the designated interest rate swap agreements from ‘Accumulated other comprehensive loss’ in the consolidated statements of comprehensive income to ‘Net interest expense’ in the consolidated statements of operations.

The following table summarizes the impact of derivative instruments designated in cash flow hedging relationships on the consolidated statements of operations and the consolidated statements of comprehensive income (loss) on a pretax basis (in thousands):

		Three Months Ended March 31,
Derivative Instrument	Financial Statement Caption	2021	2020
Interest rate swap	Comprehensive income	$9,509	$-
Interest rate swap	Net interest expense	$157	$-

The fair value of derivative instruments on the Company’s consolidated balance sheets of March 31, 2021 and December 31, 2020 was as follows (in thousands):

	Total
	Fair Value	Level 2
March 31, 2021
Derivative assets - interest rate swaps	$9,586	$9,586
December 31, 2020
Derivative liabilities - interest rate swaps	$80	$80

(7) Stock–Based Compensation Plan

Restricted Stock Awards, Time-Based Restricted Stock Units and Performance-Based Restricted Stock Units

The Company grants time-based restricted stock units to certain employees and restricted stock awards to independent directors from time to time pursuant to its 2019 Incentive Plan (2019 Plan). Time-based restricted stock units granted to employees have a vesting period of four years, subject to continued employment with the Company; 25% vesting on each anniversary of the grant date. Restricted stock awards granted to independent directors vest in one year. The Company recognizes the compensation cost associated with restricted stock awards and time-based restricted stock units over the vesting period based on the closing price of the Company’s common stock on the date of grant.

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

The following table summarizes the activity of restricted stock awards, time-based restricted stock units and performance-based restricted stock units under the 2019 Plan:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2020	186,471	$23.91
Granted	58,725	$36.07
Vested	(46,703)	$23.24
Forfeited	(5,071)	$21.90
Outstanding at March 31, 2021	193,422	$27.82

The Company recognized stock-based compensation expense relating to restricted stock and performance stock in continuing operations of $0.5 million and $0.6 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, unamortized stock-based compensation expense relating to restricted stock and performance stock was $3.8 million, which will be recognized over the remaining average vesting period of 1.9 years.

Stock-based compensation expense is recorded as a component of administrative expenses in the Company’s consolidated statements of operations with a corresponding credit to additional paid-in capital in the Company’s consolidated balance sheets.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock Options

Stock options granted to employees have a vesting period of four years from the grant date, with 25% vesting after one year, and 1/48th vesting each month thereafter until fully vested, subject to continued employment with the Company. Stock options granted to independent directors vest in one year. All of the stock options have a contractual term of ten years.

The following table summarizes the Company’s stock option activities for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021		2020
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Options outstanding at January 1	301,176	$16.39	646,946	$16.96
Options exercised	(107,000)	$14.01	(7,750)	$14.54
Options outstanding at March 31	194,176	$17.70	639,196	$16.98
Options exercisable	194,176	$17.70	584,652	$17.25
Weighted average remaining term	4.3 years		5.2 years

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2021 and 2020 was $2.9 million and $0.1 million, respectively. The aggregate intrinsic value of all options outstanding as of March 31, 2021 was $5.4 million based on the closing price of the Company’s common stock of $45.52 per share on March 31, 2021, the last trading day of the quarter.

The Company recognized stock-based compensation expense relating to stock options in continuing operations of less than $0.1 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there was no remaining unamortized stock-based compensation cost relating to stock options granted to the Company’s employees and independent directors.

The Company did not grant any stock options during the three months ended March 31, 2021 and 2020.

Employee Stock Purchase Plan

In June 2019, the Company’s stockholders approved the CAI International, Inc. 2019 Employee Stock Purchase Plan (ESPP). The ESPP provides a means by which eligible employees may be given an opportunity to purchase shares of the Company’s common stock at a discount using payroll deductions. The ESPP authorizes the issuance of up to 250,000 shares of the Company’s common stock. The Company did not issue any shares under the ESPP during the three months ended March 31, 2021 and 2020. The Company recognized stock-based compensation expense relating to the ESPP of less than $0.1 million for both the three months ended March 31, 2021 and 2020.

(8) Income Taxes

The consolidated income tax expense for the three months ended March 31, 2021 and 2020, was determined based upon estimates of the Company’s consolidated annual effective income tax rate for the years ending December 31, 2021 and 2020, respectively. The difference between the consolidated annual effective income tax rate and the U.S. federal statutory rate is primarily attributable to foreign income taxes, state income taxes and the effect of certain permanent differences.

The Company’s estimated effective tax rate before discrete items was 7.1% at March 31, 2021, compared to an effective tax rate of 8.6% at March 31, 2020.

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

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The carrying amounts of cash, restricted cash, accounts receivable and accounts payable reflected in the balance sheets as of March 31, 2021 and December 31, 2020, approximate their fair value due to the short-term nature of these financial assets and liabilities. The carrying value of variable-rate debt in the balance sheets as of March 31, 2021 and December 31, 2020 approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.

The principal balance of the Company’s fixed-rate term loans, asset-backed notes and collateralized financing obligations was $85.5 million, $711.1 million, and $61.6 million as of March 31, 2021, with a fair value of approximately $89.2 million, $710.0 million, and $58.8 million, respectively, based on the fair value of estimated future payments calculated using prevailing interest rates. The fair value of these financial instruments would be categorized as Level 2 in the fair value hierarchy. The principal balance of the Company’s fixed-rate term loans, asset-backed notes and collateralized financing obligations was $86.5 million, $726.9 million and $69.6 million as of December 31, 2020, with a fair value of approximately $91.1 million, $725.8 million and $71.6 million, respectively. Management believes that the balances of the Company’s senior secured notes of $43.6 million and $46.7 million, term loans held by VIE of $29.9 million and $31.2 million, and financing receivable of $61.2 million and $58.4 million as of March 31, 2021 and December 31, 2020, respectively, approximate their fair values. The fair value of these financial instruments would be categorized as Level 2 in the fair value hierarchy.

(10) Commitments and Contingencies

In addition to its debt obligations described in Note 6 above, the Company had commitments to purchase approximately $312.7 million of containers as of March 31, 2021, all in the twelve months ending March 31, 2022.

(11) Stockholders’ Equity

Stock Repurchase Plan

In October 2018, the Company announced that the Board of Directors approved the repurchase of up to three million shares of its outstanding common stock. In February 2021, the Board of Directors increased the share repurchase plan by an additional 2.0 million shares. The number, price, structure and timing of the repurchases, if any, will be at the Company’s sole discretion and will be evaluated by the Company depending on prevailing market conditions, corporate needs, and other factors. The stock repurchases may be made in the open market, block trades or privately negotiated transactions. This stock repurchase program replaces any available prior share repurchase authorization and may be discontinued at any time. During the three months ended March 31, 2021, the Company repurchased 0.4 million shares of its common stock under this repurchase plan, at a cost of approximately $12.8 million. As of March 31, 2021, approximately 2.4 million shares remained available for repurchase under this share repurchase program.

For further information on the Company’s shareholders’ equity, see Note 13 to the consolidated financial statements in the Company’ Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021.

(12) Related Parties

The Company is responsible for settling income tax liabilities of certain employees related to stock-based compensation. The Company is then reimbursed for those amounts by the employees. At December 31, 2020, the Company had a liability of $1.2 million representing tax due to the UK tax authorities in respect of an officer of the Company. The Company also included in its balance sheets at March 31, 2021 and December 31, 2020 a current asset of $1.2 million, representing the amount that will be reimbursed to the Company by that officer.

(13) Segment and Geographic Information

The Company operates under one reportable segment, container leasing, which is aggregated with equipment management and derives its revenue from the ownership and leasing of containers and fees earned for managing container portfolios on behalf of third-party investors.

As disclosed in Note 2, the Company sold substantially all of the assets of its logistics business and all its railcar assets during the year ended December 31, 2020, and the operations of the logistics and rail businesses have been reclassified as discontinued operations in the accompanying unaudited consolidated statements of operations. As a result, the Company will no longer report Logistics or Rail Leasing as segments.

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

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table represents the geographic allocation of revenue for the periods indicated based on customers’ primary domicile (in thousands):

	Three Months Ended March 31,
	2021	2020
Switzerland	$16,314	$12,516
Korea	11,310	9,239
Singapore	10,606	9,850
France	8,394	7,630
United States	1,177	1,236
Other Europe	18,350	15,240
Other Asia	13,818	12,587
Other International	831	815
Total leasing revenue	$80,800	$69,113

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

The following table sets forth the reconciliation of basic and diluted net income per share for the three months ended March 31, 2021 and 2020 (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Numerator
Net income from continuing operations	$32,470	$10,462
Net income (loss) from discontinued operations	1,063	(13,999)
Net income (loss) attributable to CAI common stockholders	$33,533	$(3,537)
Denominator
Weighted-average shares used in per share computation - basic	17,271	17,433
Effect of dilutive securities:
Stock options and restricted stock	247	282
Weighted-average shares used in per share computation - diluted	17,518	17,715

Net (loss) income per share attributable to CAI
common stockholders:
Basic
Continuing operations	$1.88	$0.60
Discontinued operations	0.06	(0.80)
Total basic	$1.94	$(0.20)
Diluted
Continuing operations	$1.85	$0.59
Discontinued operations	0.06	(0.79)
Total diluted	$1.91	$(0.20)

Certain options, restricted stock awards and time- and performance-based restricted stock units issued under employee benefit plans are excluded from the computation of diluted earnings per share because they were anti-dilutive. For the three months ended March 31, 2021, 112 shares of stock options, restricted stock awards and time- and performance-based restricted stock units were excluded. For the three months ended March 31, 2020, 97,606 shares of stock options, restricted stock awards and time- and performance-based restricted stock units were excluded.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021.  In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those contained in or implied by any forward-looking statements. The financial information included in this discussion and in our consolidated financial statements may not be indicative of our consolidated financial position, operating results, changes in equity and cash flows in the future. See “Special Note Regarding Forward-Looking Statements” included earlier in this Quarterly Report on Form 10-Q.

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

The following tables show the composition of our fleet as of March 31, 2021 and 2020, and our average utilization for the three months ended March 31, 2021 and 2020:

	As of March 31,
	2021	2020
Owned container fleet in TEUs	1,714,552	1,590,880
Managed container fleet in TEUs	55,226	66,721
Total container fleet in TEUs	1,769,778	1,657,601

Owned container fleet in CEUs	1,767,305	1,622,354
Managed container fleet in CEUs	70,255	82,705
Total container fleet in CEUs	1,837,560	1,705,059

	Three Months Ended March 31,
	2021	2020
Average container fleet utilization in CEUs	99.6%	98.2%
Average owned container fleet utilization in CEUs	99.7%	98.4%

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

COVID-19 Pandemic

The COVID-19 pandemic continues to have a meaningful impact on global trade and our business. The pandemic and related work, travel, and social restrictions resulted in a sharp decrease in global economic and trade activity during the first half of 2020, resulting in weak container leasing demand. However, we have seen a significant increase in leasing demand since the second half of 2020, which we expect to continue through 2021. However, it is too early to tell whether this rebound in demand will be sustained into 2022 and beyond.

We were initially concerned that the sharp decrease in global container volumes early in 2020 would increase the financial challenges facing our customers and lead to increased credit risk. While we are not yet through the pandemic, container freight rates and the financial performance of our customers have generally held up better than anticipated, with freight rates reaching record levels. As the impact of the pandemic grew, all the major shipping lines have taken aggressive actions to reduce their deployed vessel capacity, decreasing their network expenses and mitigating rate pressure from reduced freight volumes. The large decrease in bunker fuel prices has also been very helpful to their financial performance. We continue to closely monitor our customers’ payment performance and expect the potential for elevated credit risk as along as economic and trade disruptions persist.

For additional information regarding the risk and uncertainties that we could encounter as a result of the COVID-19 pandemic and related global conditions, see “Business Risk – The continued spread of the COVID-19 pandemic may have a material adverse impact on our business, financial condition and results of operations” in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021.

Disposal of Logistics and Rail Businesses

On August 14, 2020, we sold substantially all the assets of our logistics business to NFI, a North American logistics provider, for cash proceeds of $6.2 million. On December 29, 2020, we sold all our remaining railcar fleet to affiliates of Infinity Transportation for cash proceeds of $228.1 million. As a result, the operating results of the logistics and rail leasing businesses have been classified as discontinued operations in the unaudited consolidated financial statements in this Quarterly Report on Form 10-Q. All prior periods presented in the unaudited consolidated financial statements have been restated to reflect the reclassification of the logistics and railcar leasing businesses as discontinued operations. See Note 2 – Discontinued Operations to the consolidated financial statements in this Quarterly Report on Form 10-Q for more information.

Results of Operations - Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,		Change
	2021	2020	Amount	Percent
Total leasing revenue	$80,800	$69,113	$11,687	17%
Operating expenses	32,037	36,725	(4,688)	(13)%
Total other expenses	11,582	18,520	(6,938)	(37)%
Net income (loss) attributable to CAI common stockholders	33,533	(3,537)	37,070	(1,048)%

The increase in total revenue for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, was attributable to a $9.2 million, or 17%, increase in operating lease revenue, a $1.7 million, or 14%, increase in finance lease revenue, and a $0.8 million, or 27%, increase in other lease revenue. The decrease in operating expenses for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, was the result of a $5.1 million, or 309%, increase in gain on sale of rental equipment and a $1.9 million, or 44%, decrease in storage, handling and other expenses, partially offset by a $1.5 million, or 6%, increase in depreciation expense and a $0.8 million, or 12%, increase in administrative expenses.

Total other expenses for the three months ended March 31, 2021 decreased compared with the three months ended March 31, 2020, primarily due to a $7.1 million, or 39%, decrease in net interest expense.

The increase in revenue together with the decrease in operating expenses, total other expense and net loss from discontinued operations resulted in an increase in net income attributable to CAI common stockholders for the three months ended March 31, 2021 of $37.1 million compared to the three months ended March 31, 2020.

Total leasing revenue

	Three Months Ended March 31,		Change
($ in thousand)	2021	2020	Amount	Percent
Total leasing revenue	$80,800	$69,113	$11,687	17%

The increase in total leasing revenue for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was mainly attributable to a $6.6 million increase in rental revenue resulting from a 12% increase in the average number of CEUs of on-lease owned containers and a $5.4 million increase in rental revenue arising from payments made by a cash-based customer, partially offset by a $0.3 million decrease in other revenue such as drop-off and repair fees given the current high utilization rate.

Depreciation of rental equipment

	Three Months Ended March 31,		Change
($ in thousand)	2021	2020	Amount	Percent
Depreciation of rental equipment	$28,551	$27,048	$1,503	6%

The increase in depreciation expense for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was mainly attributable to a 5% increase in the average size of our owned container fleet subject to depreciation over the last twelve months.

Storage, handling and other expenses

	Three Months Ended March 31,		Change
($ in thousand)	2021	2020	Amount	Percent
Storage, handling and other expenses	$2,489	$4,429	$(1,940)	(44)%

The decrease in storage, handling and other expenses for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily attributable to a $1.1 million decrease in storage costs and a $0.5 million decrease in repair expenses due to a decrease in the average size of the off-lease fleet.

Gain on sale of rental equipment

	Three Months Ended March 31,		Change
($ in thousand)	2021	2020	Amount	Percent
Gain on sale of rental equipment	$6,743	$1,647	$5,096	309%

While there was a decrease of 19% in the number of CEUs of containers sold during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, there was a 29% increase in the average sale price per CEU, resulting in a 385% increase in gain per CEU, due to an increase in demand for equipment.

Administrative expenses

	Three Months Ended March 31,		Change
($ in thousand)	2021	2020	Amount	Percent
Administrative expenses	$7,740	$6,895	$845	12%

The increase in administrative expenses for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily attributable to a $0.7 million increase in payroll-related costs, largely due to increased incentive-based compensation.

Other expense

	Three Months Ended March 31,		Change
($ in thousand)	2021	2020	Amount	Percent
Net interest expense	$11,172	$18,274	$(7,102)	(39)%
Other expense	410	246	164	(67)%
	$11,582	$18,520	$(6,938)	(37)%

Net interest expense

The decrease in net interest expense for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was due primarily to a decrease in the average interest rate on our outstanding debt from approximately 3.3% as of March 31, 2020 to 2.1% as of March 31, 2021, caused primarily by a decrease in LIBOR, as well as a decrease in our average loan principal balance between the two periods, mainly due to the paydown of debt with proceeds from the sale of our railcar portfolio in 2020.

Other expense

Other expense, representing a loss on foreign exchange of $0.4 million for the three months ended March 31, 2021, increased from a loss of $0.2 million for the three months ended March 31, 2020, primarily as a result of movements in the U.S. Dollar exchange rate against the Euro.

Income tax expense

	Three Months Ended March 31,		Change
($ in thousand)	2021	2020	Amount	Percent
Income tax expense	$2,504	$1,199	$1,305	109%

The increase in income tax expense for the three months ended March 31, 2021 compared to three months ended March 31, 2020 was mainly attributable to an increase in income before tax, partially offset by a decrease in the estimated effective tax rate. The full-year estimated effective tax rate before discrete items was 7.1% at March 31, 2021, compared to an effective tax rate of 8.6% at March 31, 2020. The decrease in the estimated full-year effective tax rate was primarily due to an increase in the proportion of pretax income generated in lower tax jurisdictions.

Preferred stock dividends

	Three Months Ended March 31,		Change
($ in thousand)	2021	2020	Amount	Percent
Preferred stock dividends	$2,207	$2,207	$-	-%

Preferred stock dividends for the three months ended March 31, 2021 remained consistent with the three months ended March 31, 2020.

Income (loss) from discontinued operations

	Three Months Ended March 31,		Change
	2021	2020	Amount	Percent
($ in thousand)
Total revenue	$293	$35,909	$(35,616)	(99)%
Operating expenses	(324)	52,265	(52,589)	(101)%
Interest expense	-	2,102	(2,102)	(100)%
Income tax benefit	(446)	(4,459)	4,013	(90)%
Net income (loss) from discontinued operations	1,063	(13,999)	15,062	(108)%

Total revenue and operating expenses from discontinued operations for the three months ended March 31, 2021 were a result of immaterial differences in the actual transactions from the amounts accrued prior to the sale of the logistics and railcar businesses in 2020.

Liquidity and Capital Resources

As of March 31, 2021, we had cash and cash equivalents of $60.6 million, including $12.7 million of restricted cash, and $23.9 million of cash held by variable interest entities (VIEs). Our principal sources of liquidity are cash in-flows provided by operating activities, proceeds from the sale of rental equipment, borrowings from financial institutions, and equity and debt offerings. Our cash in-flows are used to finance capital expenditures and meet debt service requirements.

As of March 31, 2021, our outstanding indebtedness and current maximum borrowing level was as follows (in thousands):

	Current	Current
	Amount	Maximum
	Outstanding	Borrowing Level
Revolving credit facilities	$815,519	$1,204,322
Term loans	176,800	176,800
Senior secured notes	43,610	43,610
Asset-backed notes	711,136	711,136
Collateralized financing obligations	61,628	61,628
Term loans held by VIE	29,884	29,884
	1,838,577	2,227,380
Debt discount and debt issuance costs	(11,820)	-
Total	$1,826,757	$2,227,380

As of March 31, 2021, we had $388.7 million in availability under our revolving credit facilities (net of $0.1 million in letters of credit), subject to our ability to meet the collateral requirements under the agreements governing the facilities. Based on the borrowing base and collateral requirements at March 31, 2021, the borrowing availability under our revolving credit facilities was $248.8 million, assuming no additional contributions of assets.

As of March 31, 2021, we had a total of $1,431.3 million of debt in facilities with fixed interest rates or floating interest rates that have been synthetically fixed through interest rate swap agreements, which accounts for 78% of our total outstanding debt.

For further information on our debt instruments, see Note 6 to the consolidated financial statements in this Quarterly Report on Form 10-Q and Note 7 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021.

We continue to monitor the COVID-19 pandemic and its impact on our overall liquidity position and outlook. The ultimate impact that COVID-19 may have on our operational and financial performance over the next 12 months is currently uncertain and will depend on certain developments, including, among others, the impact of COVID-19 on our customers, the magnitude and duration of the pandemic, and the rollout and efficacy of vaccines. Assuming that our customers continue to meet their contractual commitments, we currently believe that cash provided by operating activities and existing cash, proceeds from the sale of rental equipment, and borrowing availability under our debt facilities are sufficient to meet our liquidity needs for at least the next twelve months.

In addition to customary events of default, the agreements governing our indebtedness contain restrictive covenants, including limitations on certain liens, indebtedness and investments.  In addition, the agreements governing our indebtedness contain various restrictive financial and other covenants.  The financial covenants in the agreements governing our indebtedness require us to maintain: (1) a consolidated funded debt to consolidated tangible net worth ratio, in the case of our debt facilities, of no more than 3.75:1.00, and in the case of our asset-backed notes, of no more than 4.50:1.00; and (2) a fixed charge coverage ratio, in the case of our debt facilities, of at least 1.20:1.00, and in the case of our asset-backed notes, of at least 2.50:1.00. As of March 31, 2021, we were in compliance with all of our financial and other covenants and we expect to remain in compliance for at least the next twelve months.

Cash Flows

The following table sets forth certain cash flow information for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net income	$35,740	$(1,330)

Net income from continuing operations adjusted for non-cash items	57,485	35,328
Changes in working capital	20,481	21,213
Net cash provided by operating activities of continuing operations	77,966	56,541
Net cash used in investing activities of continuing operations	(145,393)	(2,951)
Net cash provided by financing activities of continuing operations	62,425	5,225
Net cash used in (provided by) discontinued operations	(892)	2,565
Effect on cash of foreign currency translation	(8)	(77)
Net (decrease) increase in cash and restricted cash	(5,902)	61,303
Cash and restricted cash at beginning of period	66,502	73,239
Cash and restricted cash at end of period	$60,600	$134,542

Cash Flows from Continuing Operations

Operating Activities

Net cash provided by operating activities of continuing operations was $78.0 million for the three months ended March 31, 2021, an increase of $21.4 million compared to $56.5 million for the three months ended March 31, 2020. The increase was due to a $22.2 million increase in income from continuing operations as adjusted for depreciation, impairment and other non-cash items, partially offset by a $0.7 million decrease in our net working capital adjustments. The increase of $22.2 million in income from continuing operations as adjusted for non-cash items was primarily attributable to an increase of $22.0 million in income from continuing operations, an increase of $2.6 million in deferred tax liabilities due to discrete tax benefits recognized in the prior year, an increase of $1.5 million in depreciation expense, and a decrease of $1.3 million in bad debt recovery due to cash receipts from a cash-based customer in the prior year, partially offset by an increase of $5.1 million in gain on sale of rental equipment, mainly due to an increase in container prices as a result of high demand.

Net working capital provided by operating activities of $20.5 million in the three months ended March 31, 2021, was due to a $21.6 million decrease in net investment in finance leases, representing the receipt of principal payments and a $1.2 million decrease in prepaid expenses and other assets, partially offset by a $2.8 million decrease in accounts payable, accrued expenses and other liabilities, primarily caused by the timing of cash receipts. Net working capital provided by operating activities of $21.2 million in the three months ended March 31, 2020 was due to a $17.1 million decrease in net investment in finance leases, representing the receipt of principal payments and a $3.8 million decrease in accounts receivable, primarily caused by the timing of cash receipts from customers.

Investing Activities

Net cash used in investing activities of continuing operations was $145.4 million for the three months ended March 31, 2021, an increase of $142.4 million compared to net cash used in investing activities of $3.0 million for the three months ended March 31, 2020. The increase in cash used was attributable to a $144.1 million increase in purchase of rental equipment and a $5.2 million increase in purchase of financing receivable, partially offset by $4.2 million increase in proceeds from sale of rental equipment and a $2.3 million increase in receipt of principal payments from financing receivables.

Financing Activities

Net cash provided by financing activities of continuing operations was $62.4 million for the three months ended March 31, 2021, an increase of $57.2 million compared to net cash provided by financing activities of $5.2 million for the three months ended March 31, 2020. During the three months ended March 31, 2021, our net cash inflow from borrowings was $81.1 million compared to $7.3 million for the three months ended March 31, 2020. The increase in net cash inflow from borrowings was partially offset by an increase of $12.8 million for the repurchase of common stock and an increase of $5.2 million in dividends paid to common stockholders.

Cash Flows from Discontinued Operations

Net cash used in discontinued operations was $0.9 million for the three months ended March 31, 2021, a decrease of $3.5 million compared to net cash provided by discontinued operations of $2.6 million for the three months ended March 31, 2020. The change between the two periods was due to revenue and expenses resulting from immaterial differences in the actual transactions from the amounts accrued prior to the sale of the logistics and railcar business in 2020.

Equity Transactions

Stock Repurchase Plan

In October 2018, we announced that our Board of Directors approved the repurchase of up to three million shares of our outstanding common stock. In February 2021, our Board of Directors increased the share repurchase plan by an additional 2.0 million shares. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and will be evaluated by us depending on prevailing market conditions, corporate needs, and other factors. The stock repurchases may be made in the open market, block trades or privately negotiated transactions. This stock repurchase program replaces any available prior share repurchase authorization and may be discontinued at any time. During the three months ended March 31, 2021, we repurchased 0.4 million shares of our common stock under this repurchase plan, at a cost of approximately $12.8 million. As of March 31, 2021, approximately 2.4 million shares remained available for repurchase under our share repurchase program.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments by due date as of March 31, 2021 (in thousands):

	Payments Due by Period
		Less than	1-2	2-3	3-4	4-5	More than
	Total	1 year	years	years	years	years	5 years
Total debt obligations:
Revolving credit facilities	$815,519	$-	$-	$815,519	$-	$-	$-
Term loans	176,800	74,550	7,800	94,450	-	-	-
Senior secured notes	43,610	6,110	37,500	-	-	-	-
Asset-backed notes	711,136	63,130	63,130	63,130	64,058	64,986	392,702
Collateralized financing obligations	61,628	37,852	6,292	-	-	17,484	-
Term loans held by VIE	29,884	5,540	5,780	6,034	6,287	6,243	-
Interest on debt and capital lease obligations (1)	128,608	36,142	32,196	18,375	11,602	15,316	14,977
Rental equipment payable	61,582	61,582	-	-	-	-	-
Rent, office facilities and equipment	3,793	2,402	993	288	110	-	-
Equipment purchase commitments	312,668	312,668	-	-	-	-	-
Total contractual obligations	$2,345,228	$599,976	$153,691	$997,796	$82,057	$104,029	$407,679

(1)Our estimate of interest expense commitment includes $10.2 million relating to our revolving credit facilities subject to variable interest rates, $17.2 million relating to our revolving credit facilities subject to fixed interest rates, $10.7 million relating to our term loans, $3.0 million relating to our senior secured notes, $77.9 million relating to our asset-back notes, $6.1 million relating to our collateralized financing obligations, and $3.4 million relating to our term loans held by VIE. The calculation of interest commitment related to our debt assumes the following weighted-average interest rates as of March 31, 2021: variable-rate revolving credit facilities, 1.4%; fixed-rate revolving credit facilities, 1.5%; term loans, 3.2%; senior secured notes, 4.9%; asset-backed notes, 2.3%; collateralized financing obligations, 1.8%; and term loans held by VIE, 4.2%. These calculations assume that weighted-average interest rates will remain at the same level over the next five years. We expect that interest rates will vary over time based upon fluctuations in the underlying indexes upon which these rates are based, including the potential discontinuation of LIBOR after 2021.

Off-Balance Sheet Arrangements

As of March 31, 2021, we had no material off-balance sheet arrangements or obligations that have or are reasonably likely to have a current or future effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the three months ended March 31, 2021. See Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2020-04 (ASU 2020-04), which adds ASC Topic 848, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides temporary optional expedients and exceptions to ease financial reporting burdens related to applying current GAAP to modifications of contracts, hedging relationships and other transactions in connection with the transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. In January 2021, the FASB issued ASU 2021-01 to clarify that certain optional expedients and exceptions apply to modifications of derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, computing variation margin settlements, and for calculating price alignment interest. ASU 2020-04 is effective beginning on March 12, 2020 and may be applied prospectively to such transactions through December 31, 2022 and ASU 2021-01 is effective beginning on January 7, 2021 and may be applied retrospectively or prospectively to such transactions through December 31, 2022. We will apply ASU 2020-04 and 2021-01 prospectively as and when we enter into transactions to which these updates apply.

Except as described above, there are no other recent accounting pronouncement that are relevant to our business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in foreign exchange rates and interest rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Foreign Exchange Rate Risk. Although we have significant foreign-based operations, the U.S. Dollar is our primary operating currency. Thus, most of our revenue and expenses are denominated in U.S. Dollars. We have equipment sales in British Pound Sterling, Euros and Japanese Yen and incur overhead costs in foreign currencies, primarily in British Pound Sterling and Euros. During the three months ended March 31, 2021, the U.S. Dollar increased in value in relation to other major foreign currencies (such as the Euro). The increase in the relative value of the U.S. Dollar has decreased our revenues and expenses denominated in foreign currencies. The associated decrease in the value of certain foreign currencies as compared to the U.S. Dollar has also caused assets held at some of our foreign subsidiaries to decrease in value when translated to US dollars. We recognized a loss on foreign exchange of $0.4 million for the three months ended March 31, 2021. A 10% change in foreign exchange rates would not have a material impact on our financial position, results of operations or cash flows.

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

As of March 31, 2021, approximately 78% of our debt was either fixed or hedged using derivative instruments, which helps mitigate any negative impact of changes in short-term interest rates. However, a 1.0% increase or decrease in the interest rates on our unhedged debt would result in an increase or decrease of approximately $4.1 million in interest expense over the next 12 months.

ITEM 4.  CONTROLS AND PROCEDURES

Management Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the Exchange Act), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive and financial officer concluded that as of March 31, 2021 our disclosure controls and procedures were effective with respect to controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and are accumulated and communicated to the Company’s management, including the Company’s principal executive and financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act) that occurred during the quarter ended March 31, 2021, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time we may be a party to litigation matters or disputes arising in the ordinary course of business, including in connection with enforcing our rights under our leases. Currently, we are not a party to any legal proceedings which are material to our business, financial condition, results of operations or cash flows.

ITEM 1A.  RISK FACTORS

Before making an investment decision, investors should carefully consider the risks in the “Risk Factors” in Part 1: Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021. These risks are not the only ones facing our Company. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations. Any of these risks could adversely affect our business, cash flows, financial condition and results of operations. The trading price of our common stock and preferred stock could fluctuate due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q. There have been no material changes in our risk factors from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2021 – January 31, 2021	310,098	$32.57	310,098	2,751,431
February 1, 2021 – February 28, 2021	80,374	33.34	80,374	2,441,333
March 1, 2021 – March 31, 2021(2)	1,629	43.35	-	2,360,959
Total	392,101	$32.77	390,472	2,360,959

(1)On October 8, 2018, we announced that our Board of Directors had approved the repurchase of up to 3.0 million shares of outstanding common stock. On February 11, 2021, the Board of Directors increased the share repurchase plan by an additional 2.0 million shares. The repurchase plan does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. As of March 31, 2021, 2.4 million shares remained available for repurchase under our share repurchase plan.

(2)Represents shares withheld by the Company to satisfy the tax obligations of certain of its employees upon the vesting of restricted stock awards.

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
101

The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020, (iv) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAI International, Inc.
(Registrant)

April 30, 2021	/s/ TIMOTHY B. PAGE
Timothy B. Page
Executive Vice President, Interim President and Chief Executive Officer
(Principal Executive and Financial Officer)