Form 10-Q
period 2021-06-30
CAI International, Inc.
filed 2021-08-03
CIK 1388430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	July 29, 2021
Common Stock, $0.0001 par value per share	17,357,549 shares

CAI INTERNATIONAL, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, but not limited to, statements relating to the proposed Merger (as defined herein), the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement (as defined herein), the failure to obtain requisite stockholder approval of the proposed Merger or the failure to satisfy the closing conditions in the Merger Agreement (including the Migration (as defined herein)), risks related to disruption of management’s attention from the Company’s ongoing business operations due to the proposed Merger, the effect of the announcement of the proposed Merger on the ability of the Company to retain and hire key personnel and maintain relationships with its customers, suppliers, operating results and business generally, unexpected costs, liabilities or delays involving the proposed Merger, uncertainty surrounding the proposed Merger, including the timing of the consummation of the Merger, the outcome of any legal proceeding relating to the proposed Merger, our business, operations, growth strategy, service development efforts and the impact of the novel coronavirus (COVID-19) on our business, financial condition, liquidity and results of operations. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words “may,” “might,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (SEC) on March 1, 2021, our Quarterly Reports on Form 10-Q and our other reports filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our other filings with the SEC.

Unless stated otherwise, any forward-looking information contained herein does not take into account or give any effect to the impact of the proposed Merger.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAI INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

(UNAUDITED)

	June 30,	December 31,
	2021	2020
Assets
Current assets
Cash	$17,554	$26,691
Cash held by variable interest entities	21,256	26,856
Current portion of restricted cash	600	600
Accounts receivable, net of allowance for doubtful accounts of $418 and
$393 at June 30, 2021 and December 31, 2020, respectively	63,917	65,310
Current portion of net investment in finance leases	87,830	78,992
Current portion of financing receivable	14,354	9,550
Prepaid expenses and other current assets	5,405	6,663
Total current assets	210,916	214,662
Restricted cash	11,819	12,355
Rental equipment, net of accumulated depreciation of $715,911 and
$669,360 at June 30, 2021 and December 31, 2020, respectively	1,944,221	1,781,321
Net investment in finance leases	728,971	550,573
Financing receivable	47,798	48,888
Derivative instruments	7,830	-
Other non-current assets	3,793	4,833
Total assets (1)	$2,955,348	$2,612,632

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$4,380	$3,666
Accrued expenses and other current liabilities	31,921	29,598
Unearned revenue	2,438	3,029
Current portion of debt	116,433	183,448
Rental equipment payable	311,871	100,509
Total current liabilities	467,043	320,250
Debt	1,706,731	1,562,283
Derivative instruments	-	80
Net deferred income tax liability	22,324	24,442
Other non-current liabilities	2,989	3,337
Total liabilities (2)	2,199,087	1,910,392

Stockholders' equity
Preferred stock, par value $0.0001 per share; authorized 10,000,000
8.50% Series A fixed-to-floating rate cumulative redeemable perpetual preferred stock, issued and
outstanding 2,199,610 shares, at liquidation preference	54,990	54,990
8.50% Series B fixed-to-floating rate cumulative redeemable perpetual preferred stock, issued and
outstanding 1,955,000 shares, at liquidation preference	48,875	48,875
Common stock, par value $0.0001 per share; authorized 84,000,000 shares; issued and outstanding
17,357,549 and 17,562,779 shares at June 30, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	90,098	100,795
Accumulated other comprehensive loss	96	(5,743)
Retained earnings	562,200	503,321
Total stockholders' equity	756,261	702,240
Total liabilities and stockholders' equity	$2,955,348	$2,612,632

(1)Total assets at June 30, 2021 and December 31, 2020 include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash, $21,256 and $26,856; Net investment in finance leases, $1,813 and $2,683; and Rental equipment, net of accumulated depreciation, $68,579, and $77,907, respectively.

(2)Total liabilities at June 30, 2021 and December 31, 2020 include the following VIE liabilities for which the VIE creditors do not have recourse to CAI International, Inc.: Current portion of debt, $42,542 and $41,344; Debt, $40,407 and $59,519, respectively.

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Leasing revenue
Operating leases	$65,821	$54,750	$129,688	$109,378
Finance leases	14,259	11,260	27,504	22,850
Other	5,615	3,433	9,303	6,328
Total leasing revenue	85,695	69,443	166,495	138,556

Operating expenses
Depreciation of rental equipment	29,270	26,750	57,821	53,798
Storage, handling and other expenses	2,444	5,163	4,933	9,592
Gain on sale of rental equipment	(7,026)	(1,788)	(13,769)	(3,435)
Administrative expenses	10,168	6,825	17,908	13,720
Total operating expenses	34,856	36,950	66,893	73,675

Operating income	50,839	32,493	99,602	64,881

Other expenses
Net interest expense	11,114	15,702	22,286	33,976
Write-off of debt issuance costs	-	432	-	432
Other (income) expense	(74)	(97)	336	149
Total other expenses	11,040	16,037	22,622	34,557

Income before income taxes	39,799	16,456	76,980	30,324
Income tax expense	1,856	904	4,360	2,103

Income from continuing operations	37,943	15,552	72,620	28,221
(Loss) income from discontinued operations, net of income taxes	-	(16,178)	1,063	(30,177)
Net income (loss)	37,943	(626)	73,683	(1,956)
Preferred stock dividends	2,207	2,207	4,414	4,414
Net income (loss) attributable to CAI common stockholders	$35,736	$(2,833)	$69,269	$(6,370)

Amounts attributable to CAI common stockholders
Net income from continuing operations	$35,736	$13,345	$68,206	$23,807
Net (loss) income from discontinued operations	-	(16,178)	1,063	(30,177)
Net income (loss) attributable to CAI common stockholders	$35,736	$(2,833)	$69,269	$(6,370)

Net income (loss) per share attributable to CAI
common stockholders
Basic
Continuing operations	$2.07	$0.76	$3.95	$1.36
Discontinued operations	-	(0.92)	0.06	(1.73)
Total basic	$2.07	$(0.16)	$4.01	$(0.37)
Diluted
Continuing operations	$2.04	$0.76	$3.90	$1.35
Discontinued operations	-	(0.92)	0.06	(1.71)
Total diluted	$2.04	$(0.16)	$3.96	$(0.36)

Weighted average shares outstanding
Basic	17,281	17,470	17,276	17,451
Diluted	17,479	17,601	17,504	17,641

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net income (loss)	$37,943	$(626)	$73,683	$(1,956)
Other comprehensive income (loss), net of tax:
Change in fair value of derivative instruments designated
as cash flow hedges	(1,990)	-	7,519	-
Reclassification of realized loss on derivative instruments designated
as cash flow hedges	234	-	391	-
Foreign currency translation adjustments	113	101	(409)	(36)
Comprehensive income (loss) before tax	36,300	(525)	81,184	(1,992)
Income tax benefit (expense) related to items of other comprehensive
income (loss)	369	-	(1,662)	-
Comprehensive income (loss) before preferred stock dividends, net of tax	36,669	(525)	79,522	(1,992)
Dividends on preferred stock	(2,207)	(2,207)	(4,414)	(4,414)
Comprehensive income (loss) available to CAI common stockholders	$34,462	$(2,732)	$75,108	$(6,406)

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balances as of December 31, 2020	4,155	$103,865	17,563	$2	$100,795	$(5,743)	$503,321	$702,240
Net income	-	-	-	-	-	-	35,740	35,740
Common stock dividend declared, $0.30/share							(5,192)	(5,192)
Preferred stock dividends, $0.53125/share	-	-	-	-	-	-	(2,207)	(2,207)
Change in fair value of derivative instrument designated
as cash flow hedges	-	-	-	-	-	9,509	-	9,509
Reclassification of realized loss on derivative
instruments designated as cash flow hedges	-	-	-	-	-	157	-	157
Foreign currency translation adjustment	-	-	-	-	-	(522)	-	(522)
Income tax expense related to items of other
comprehensive income	-	-	-	-	-	(2,031)	-	(2,031)
Repurchase of common stock	-	-	(390)	-	(12,788)	-	-	(12,788)
Exercise of stock options	-	-	107	-	1,499	-	-	1,499
Stock-based compensation, net of taxes	-	-	24	-	(198)	-	-	(198)
Balances as of March 31, 2021	4,155	$103,865	17,304	$2	$89,308	$1,370	$531,662	$726,207
Net income	-	-	-	-	-	-	37,943	37,943
Common stock dividend declared, $0.30/share							(5,198)	(5,198)
Preferred stock dividends, $0.53125/share	-	-	-	-	-	-	(2,207)	(2,207)
Change in fair value of derivative instrument designated
as cash flow hedges	-	-	-	-	-	(1,990)	-	(1,990)
Reclassification of realized loss on derivative
instruments designated as cash flow hedges	-	-	-	-	-	234	-	234
Foreign currency translation adjustment	-	-	-	-	-	113	-	113
Income tax expense related to items of other
comprehensive income	-	-	-	-	-	369	-	369
Repurchase of common stock	-	-	-	-	-	-	-	-
Exercise of stock options	-	-	21	-	145	-	-	145
Stock-based compensation, net of taxes	-	-	33	-	645	-	-	645
Balances as of June 30, 2021	4,155	$103,865	17,358	$2	$90,098	$96	$562,200	$756,261

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balances as of December 31, 2019	4,155	$103,865	17,479	$2	$102,709	$(6,630)	$493,294	$693,240
Net loss	-	-	-	-	-	-	(1,330)	(1,330)
Preferred stock dividends, $0.53125/share	-	-	-	-	-	-	(2,207)	(2,207)
Foreign currency translation adjustment	-	-	-	-	-	(137)	-	(137)
Exercise of stock options	-	-	8	-	113	-	-	113
Stock-based compensation, net of taxes	-	-	19	-	468	-	-	468
Balances as of March 31, 2020	4,155	$103,865	17,506	$2	$103,290	$(6,767)	$489,757	$690,147
Net loss	-	-	-	-	-	-	(626)	(626)
Preferred stock dividends, $0.53125/share	-	-	-	-	-	-	(2,207)	(2,207)
Foreign currency translation adjustment	-	-	-	-	-	101	-	101
Exercise of stock options	-	-	3	-	-	-	-	-
Stock-based compensation, net of taxes	-	-	44	-	52	-	-	52
Balances as of June 30, 2020	4,155	$103,865	17,553	$2	$103,342	$(6,666)	$486,924	$687,467

See accompanying notes to unaudited consolidated financial statements.

CAI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$73,683	$(1,956)
Income (loss) from discontinued operations, net of income taxes	1,063	(30,177)
Income from continuing operations	72,620	28,221
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	58,241	54,203
Amortization of debt issuance costs	1,618	2,122
Stock-based compensation expense	1,133	667
Unrealized loss on foreign exchange	278	63
Gain on sale of rental equipment	(13,769)	(3,435)
Deferred income taxes	(3,205)	1,173
Bad debt expense (recovery)	8	(3,505)
Changes in other operating assets and liabilities:
Accounts receivable	(2,390)	4,100
Prepaid expenses and other assets	1,756	295
Net investment in finance leases	46,861	35,724
Accounts payable, accrued expenses and other liabilities	2,400	(968)
Unearned revenue	(175)	(432)
Net cash provided by operating activities of continuing operations	165,376	118,228
Net cash (used in) provided by operating activities of discontinued operations	(3,312)	7,398
Net cash provided by operating activities	162,064	125,626
Cash flows from investing activities
Purchase of rental equipment	(276,639)	(32,620)
Purchase of financing receivable	(8,774)	(30,846)
Proceeds from sale of rental equipment	51,380	48,286
Receipt of principal payments from financing receivable	5,297	2,225
Purchase of furniture, fixtures and equipment	(87)	(310)
Net cash used in investing activities of continuing operations	(228,823)	(13,265)
Net cash provided by investing activities of discontinued operations	1,252	10,180
Net cash used in investing activities	(227,571)	(3,085)
Cash flows from financing activities
Proceeds from debt	260,000	227,000
Principal payments on debt	(183,743)	(346,200)
Debt issuance costs	-	(25)
Proceeds from issuance of common stock	53	116
Repurchase of common stock	(12,788)	-
Dividends paid to common stockholders	(10,391)	-
Dividends paid to preferred stockholders	(4,414)	(4,414)
Exercise of stock options	1,644	113
Net cash provided by (used in) financing activities of continuing operations	50,361	(123,410)
Net cash used in financing activities of discontinued operations	-	(2,131)
Net cash provided by (used in) financing activities	50,361	(125,541)
Effect on cash of foreign currency translation	(127)	(189)
Net decrease in cash and restricted cash	(15,273)	(3,189)
Cash and restricted cash at beginning of the period (1)	66,502	73,239
Cash and restricted cash at end of the period (2)	$51,229	$70,050

	Six Months Ended June 30,
	2021	2020
Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$3,321	$225
Interest	19,187	35,167
Lease liabilities arising from obtaining right-of-use assets	262	-

Supplemental disclosure of non-cash investing and financing activity
Transfer of rental equipment to finance lease	$233,471	$7,748
Rental equipment payable	311,870	3,356

(1)Includes cash of $26,691 and $19,870, cash held by variable interest entities of $26,856 and $26,594, and restricted cash of $12,955 and $26,775 at December 31, 2020 and 2019, respectively.

(2)Includes cash of $17,554 and $20,159, cash held by variable interest entities of $21,256 and $27,703, and restricted cash of $12,419 and $22,188 at June 30, 2021 and 2020, respectively.

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

The Company’s common stock, 8.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Stock (Series A Preferred Stock) and 8.50% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Stock (Series B Preferred Stock) are traded on the New York Stock Exchange under the symbols “CAI,” “CAI-PA” and “CAI-PB,” respectively. The Company’s corporate headquarters are located in San Francisco, California.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the financial statements of CAI International, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2021 and December 31, 2020, the Company’s results of operations for the three and six months ended June 30, 2021 and 2020, and the Company’s cash flows for the six months ended June 30, 2021 and 2020. Certain reclassifications have been made to prior year financial statements to conform to the current presentation. The results of operations and cash flows for the periods presented are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2021 or in any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 1, 2021.

Merger Agreement with Mitsubishi HC Capital Inc.

On June 17, 2021, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Mitsubishi HC Capital Inc., a Japanese corporation (Parent), and Cattleya Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Parent (Merger Sub), relating to the proposed acquisition of the Company by Parent. Pursuant to the terms of the Merger Agreement, Merger Sub will merge with and into the Company (the Merger), with the Company continuing as the surviving corporation in the Merger as a wholly-owned subsidiary of Parent. Upon completion of the Merger, the Company will cease to be a publicly traded company and at the effective time of the Merger (the Effective Time): (i) each share of the Company’s common stock that is issued and outstanding immediately prior to the Effective Time (other than Excluded Shares (as defined in the Merger Agreement)) will cease to be outstanding and will be converted into the right to receive $56.00, in cash, without interest, subject to deductions of any applicable withholding taxes; (ii) each share of the Company’s Series A Preferred Stock that is issued and outstanding immediately prior to the Effective Time, other than Excluded Shares, will be converted into the right to receive an amount equal to the sum of: (a) the liquidation preference of $25.00 per share, plus (b) the aggregate amount of all accrued and unpaid dividends on such Series A Preferred Stock as of the Effective Time, in cash, without interest, subject to deductions of any applicable withholding taxes; and (iii) each share of the Company’s Series B Preferred Stock that is issued and outstanding immediately prior to the Effective Time, other than Excluded Shares, will be converted into the right to receive an amount equal to the sum of: (a) the liquidation preference of $25.00 per share, plus (b) the aggregate amount of all accrued and unpaid dividends on such Series B Preferred Stock as of the Effective Time, in cash, without interest, subject to deductions of any applicable withholding taxes.

The closing of the Merger is subject to various closing conditions, each of which is more fully described in the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2021, the Company’s preliminary proxy statement on Schedule 14A relating to the Merger, filed with the SEC on July 12, 2021 (the Preliminary Proxy Statement), and the Company’s definitive proxy statement on Schedule 14A relating to the Merger to be filed with the SEC.

The closing of the Merger is subject to, among other things, adoption of the Merger Agreement by the affirmative vote of the holders of at least a majority of the outstanding shares of common stock entitled to vote at a special meeting of the common stockholders of the Company to be held on a date to be announced, the completion of the Migration (as defined the Preliminary Proxy Statement) and receipt of regulatory approval.

The Merger is expected to be completed in the late third quarter or early fourth quarter of 2021. However, the exact timing of completion of the Merger cannot be predicted because the Merger is subject to the satisfaction or (to the extent permitted by applicable law) waiver of the conditions to the completion of the Merger more fully described in the Preliminary Proxy Statement.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Concentration of Credit Risk

The Company’s equipment leases and trade receivables subject it to potential credit risk. The Company extends credit to its customers based upon an evaluation of each customer’s financial condition and credit history. Evaluations of the financial condition and associated credit risk of customers are performed an on ongoing basis. The Company’s largest customer and second largest customer accounted for 21% and 10%, respectively, of the Company’s total billings during the three months ended June 30, 2021, and 20% and 10%, respectively, of the Company’s total billings during the six months ended June 30, 2021.

Accounting Policy Updates

There were no changes to the Company’s accounting policies during the six months ended June 30, 2021. See Note 2 to the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021, for a description of the Company’s significant accounting policies.

(2) Discontinued Operations

As discussed in Note 1, the Company sold substantially all of the assets of its logistics business for proceeds of $6.2 million and its remaining railcar assets for proceeds of $228.1 million during the quarters ended September 30, 2020 and December 31, 2020, respectively. The logistics and rail leasing businesses have been classified as discontinued operations in the accompanying unaudited consolidated statements of income and cash flows for the three and six months ended June 30, 2021 and 2020.

The Company recognized an impairment charge of $19.7 million during the six months ended June 30, 2020 to reduce the book value of its railcar portfolio, on an individual basis, to its estimated fair value, or to its net book value had the assets not been classified as held for sale. To assist in the Company’s assessment of fair value, a third-party appraisal was carried out on the railcar fleet using a combination of cost and market approaches. The cost approach utilized the current replacement cost for a particular car type and calculated an estimated depreciation based on a railcar having a 40-year life and residual value being 10% of the estimated purchase price. The market approach estimated value based on recent market transactions involving similar railcars. The railcars were classified within Level 3 of the fair value hierarchy.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize the components of net income (loss) from discontinued operations in the accompanying unaudited consolidated statements of income for the three months ended June 30, 2020 and the six months ended June 30, 2021 and 2020 (in thousands). There was no income or expense arising from discontinued operations for the three months ended June 30, 2021. Revenue and operating expenses for the six months ended June 30, 2021 were a result of immaterial differences in the actual transactions from the amounts accrued prior to the sale of the logistics and railcar businesses in 2020.

	Three Months Ended June 30, 2020
	Rail	Logistics	Total
Revenue
Rail lease revenue	$6,282	$-	$6,282
Logistics revenue	-	22,648	22,648
Total revenue	6,282	22,648	28,930

Operating expenses
Depreciation of rental equipment	2,096	-	2,096
Impairment of rental equipment	557	-	557
Storage, handling and other expenses	1,311	-	1,311
Logistics transportation costs	-	19,533	19,533
Gain on sale of rental equipment	(320)	-	(320)
Administrative expenses	564	22,584	23,148
Total operating expenses	4,208	42,117	46,325

Operating income (loss)	2,074	(19,469)	(17,395)

Interest expense (income)	1,461	(3)	1,458
Income (loss) before income taxes	613	(19,466)	(18,853)
Income tax expense (benefit)	209	(2,884)	(2,675)
Net income (loss) from discontinued operations	$404	$(16,582)	$(16,178)

	Six Months Ended June 30, 2021
	Rail	Logistics	Total
Revenue
Rail lease revenue	$293	$-	$293
Total revenue	293	-	293

Operating expenses
Storage, handling and other expenses	(142)	-	(142)
Gain on sale of rental equipment	(33)	-	(33)
Administrative expenses	91	(240)	(149)
Total operating expenses	(84)	(240)	(324)

Operating income	377	240	617

Income before income taxes	377	240	617
Income tax (benefit) expense	(496)	50	(446)
Net income from discontinued operations	$873	$190	$1,063

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Six Months Ended June 30, 2020
	Rail	Logistics	Total
Revenue
Rail lease revenue	$12,085	$-	$12,085
Logistics revenue	-	52,754	52,754
Total revenue	12,085	52,754	64,839

Operating expenses
Depreciation of rental equipment	2,096	-	2,096
Impairment of rental equipment	19,724	-	19,724
Storage, handling and other expenses	2,630	-	2,630
Logistics transportation costs	-	46,348	46,348
Gain on sale of rental equipment	(287)	-	(287)
Administrative expenses	1,333	26,746	28,079
Total operating expenses	25,496	73,094	98,590

Operating loss	(13,411)	(20,340)	(33,751)

Interest expense (income)	3,566	(6)	3,560
Loss before income taxes	(16,977)	(20,334)	(37,311)
Income tax benefit	(4,046)	(3,088)	(7,134)
Net loss from discontinued operations	$(12,931)	$(17,246)	$(30,177)

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

Managed Container Funds

The fees earned by the Company for arranging, managing and establishing container funds are commensurate with the level of effort required to provide those services, and the arrangements include only terms and conditions that are customarily present in arrangements for similar services. As such, the Company does not have a variable interest in the managed containers funds, and does not consolidate those funds. No container portfolios were sold to the funds during the three and six months ended June 30, 2021 and 2020.

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

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The terms of the transactions with container funds under financing arrangements include options for the Company to purchase the containers from the funds at a fixed price. As a result of the residual interest resulting from the fixed price call option, the Company concluded that it may absorb a significant amount of the variability associated with the funds’ anticipated economic performance and, as a result, the Company has a variable interest in the funds. The funds are considered VIEs under FASB ASC Topic 810, Consolidation, because, as lessee of the funds, the Company has the power to direct the activities that most significantly impact each entity’s economic performance, including the leasing and managing of containers owned by the funds. As the Company has the power to direct the activities that most significantly impact the economic performance of the VIEs and the variable interest provides the Company with the right to receive benefits from the entity that could potentially be significant to the funds, the Company determined that it is the primary beneficiary of these VIEs and included the VIEs’ assets and liabilities as of June 30, 2021 and December 31, 2020, and the results of the VIEs’ operations and cash flows for the three and six months ended June 30, 2021 and 2020, in the Company’s consolidated financial statements.

The containers that were transferred to the Japanese investor funds had a net book value of $70.4 million as of June 30, 2021. The container equipment, together with $21.3 million of cash held by the investor funds that can only be used to settle the liabilities of the VIEs, has been included on the Company’s consolidated balance sheets with the related liability presented in the debt section of the Company’s consolidated balance sheets as collateralized financing obligations of $54.4 million and term loans held by VIE of $28.5 million. No gain or loss was recognized by the Company on the initial consolidation of the VIEs. No containers were sold to the Japanese investor funds during the three and six months ended June 30, 2021 and 2020.

(4) Rental Equipment

The following table provides a summary of the Company’s rental equipment (in thousands):

	June 30,	December 31,
	2021	2020
Dry containers	$2,038,904	$1,940,572
Refrigerated containers	362,523	315,641
Other specialized equipment	258,705	194,468
	2,660,132	2,450,681
Accumulated depreciation	(715,911)	(669,360)
Rental equipment, net of accumulated depreciation	$1,944,221	$1,781,321

(5) Leases

The Company leases its rental equipment on either short-term operating leases through master lease agreements, long-term non-cancelable operating leases, or finance leases. The following table summarizes the components of lease revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Leasing revenue - operating leases	$65,821	$54,750	$129,688	$109,378
Interest income on finance leases	14,259	11,260	27,504	22,850
Other revenue	4,465	2,675	7,001	4,893
Interest income on financing receivable	1,150	758	2,302	1,435
Total leasing revenue	$85,695	$69,443	$166,495	$138,556

For finance leases, the net selling gain recognized at lease commencement, representing the difference between the estimated fair value of rental equipment place on lease and net book value, in the amount of $0.2 million for the three and six months ended June 30, 2021 is included in “gain on sale of rental equipment” in the consolidated statements of operations.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Net investment in finance leases

The following table represents the components of the Company’s net investment in finance leases (in thousands):

	June 30,	December 31,
	2021	2020
Gross finance lease receivables (1)	$1,201,835	$909,727
Unearned income (2)	(384,983)	(280,116)
Net investment in finance leases	816,852	629,611
Allowance for credit losses	(51)	(46)
Net investment in finance leases, net of allowance for credit losses	$816,801	$629,565

(1)At the inception of the lease, the Company records the total minimum lease payments, executory costs, if any, and unguaranteed residual value as gross finance lease receivables. The gross finance lease receivables are reduced as customer payments are received. There was $135.6 million and $98.2 million of unguaranteed residual value at June 30, 2021 and December 31, 2020, respectively, included in gross finance lease receivables. There were no executory costs included in gross finance lease receivables as of June 30, 2021 and December 31, 2020.

(2)The difference between the gross finance lease receivables and the cost of the equipment or carrying amount at the lease inception is recorded as unearned income. Unearned income, together with initial direct costs, are amortized to income over the lease term so as to produce a constant periodic rate of return. There were no unamortized initial direct costs as of June 30, 2021 and December 31, 2020.

(3)One major customer represented 74% and 75% of the Company’s finance lease portfolio as of June 30, 2021 and December 31, 2020, respectively. No other customer represented more than 10% of the Company’s finance lease portfolio in each of those periods.

Contractual maturities of the Company's gross finance lease receivables subsequent to June 30, 2021 for the years ending June 30 are as follows (in thousands):

2022	$147,046
2023	147,166
2024	112,305
2025	95,476
2026	88,329
2027 and thereafter	611,513
$1,201,835

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

The following table summarizes the components of the Company’s financing receivable (in thousands):

	June 30,	December 31,
	2021	2020
Gross financing receivable	$74,383	$71,761
Unearned income	(12,225)	(13,320)
	62,158	58,441
Allowance for credit losses	(6)	(3)
Total financing receivable	$62,152	$58,438

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

As of June 30, 2021 and December 31, 2020, based on the most recent analysis performed, the risk category of the Company’s net investment in finance leases and financing receivable, based on year of origination is as follows (in thousands):

June 30, 2021	2021	2020	2019	2018	2017	Prior	Total
Net investment in finance leases
Tier 1	$210,211	$139,755	$43,416	$214,193	$153,210	$5,514	$766,299
Tier 2	5,493	7,284	19,814	10,916	3,633	3,413	50,553
Tier 3	-	-	-	-	-	-	-
Total net investment in finance leases	$215,704	$147,039	$63,230	$225,109	$156,843	$8,927	$816,852

Financing receivable
Tier 1	$-	$25,072	$28,205	$-	$-	$-	$53,277
Tier 2	8,354	-	527	-	-	-	8,881
Tier 3	-	-	-	-	-	-	-
Total financing receivable	$8,354	$25,072	$28,732	$-	$-	$-	$62,158

December 31, 2020	2020	2019	2018	2017	2016	Prior	Total
Net investment in finance leases
Tier 1	$127,215	$49,986	$228,802	$160,197	$5,945	$875	$573,020
Tier 2	8,425	25,726	12,576	4,272	1,136	4,456	56,591
Tier 3	-	-	-	-	-	-	-
Total net investment in finance leases	$135,640	$75,712	$241,378	$164,469	$7,081	$5,331	$629,611

Financing receivable
Tier 1	$27,762	$30,083	$-	$-	$-	$-	$57,845
Tier 2	-	596	-	-	-	-	596
Tier 3	-	-	-	-	-	-	-
Total financing receivable	$27,762	$30,679	$-	$-	$-	$-	$58,441

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6) Debt and Derivative Instruments

Debt

Details of the Company’s debt as of June 30, 2021 and December 31, 2020 were as follows (dollars in thousands):

	June 30, 2021			December 31, 2020
	Outstanding		Average	Outstanding		Average
	Current	Long-term	Interest	Current	Long-term	Interest	Maturity

Revolving credit (1)	$-	$883,000	1.6%	$-	$680,000	1.6%	June 2023
Revolving credit facility - Euro	-	21,026	2.4%	-	23,550	2.5%	September 2023
Term loan	1,800	22,800	2.2%	1,800	23,700	2.2%	April 2023
Term loan	-	-	-	68,500	-	1.9%	-
Term loan	6,000	77,500	4.6%	6,000	80,500	4.6%	October 2023
Senior secured notes	6,110	37,500	4.9%	6,110	40,555	4.9%	September 2022
Asset-backed notes 2020-1	63,130	632,223	2.3%	63,130	663,788	2.3%	September 2045
Collateralized financing obligations	36,943	17,484	1.9%	35,862	33,767	1.7%	February 2026
Term loans held by VIE	5,599	22,923	4.2%	5,482	25,752	4.2%	February 2026
	119,582	1,714,456		186,884	1,571,612
Debt discount and debt issuance costs	(3,149)	(7,725)		(3,436)	(9,329)
Total Debt	$116,433	$1,706,731		$183,448	$1,562,283

(1) $500 million of this outstanding debt is subject to an interest rate swap at a cost of 0.29% as described below in Derivative Instruments.

The Company maintains its revolving credit facilities to finance the acquisition of rental equipment and for general working capital purposes. As of June 30, 2021, the Company had $300.6 million in total availability under its revolving credit facilities (net of $0.1 million in letters of credit), subject to the Company’s ability to meet the collateral requirements under the agreements governing the facilities. Based on the borrowing base and collateral requirements at June 30, 2021, the borrowing availability under the Company’s revolving credit facilities was $276.0 million, assuming no additional contributions of assets.

The agreements relating to all of the Company’s debt contain various financial and other covenants. As of June 30, 2021, the Company was in compliance with all of its financial and other covenants.

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

The Company has designated interest rate swap agreements for a total notional amount of $500.0 million as cash flow hedges for accounting purposes. The change in fair value of cash flow hedging instruments during the three and six months ended June 30, 2021 was recorded on the consolidated balance sheets in ‘Accumulated other comprehensive loss’ and reclassified to ‘Net interest expense’ when realized. The Company had no derivative instruments as of June 30, 2020.

Over the next twelve months, the Company expects to reclassify an estimated net loss of $0.8 million related to the designated interest rate swap agreements from ‘Accumulated other comprehensive loss’ in the consolidated statements of comprehensive income to ‘Net interest expense’ in the consolidated statements of operations.

The following table summarizes the impact of derivative instruments designated in cash flow hedging relationships on the consolidated statements of operations and the consolidated statements of comprehensive income (loss) on a pretax basis (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Financial Statement Caption	2021	2020	2021	2020
Interest rate swap	Comprehensive income	$(1,990)	$-	$7,519	$-
Interest rate swap	Net interest expense	$234	$-	$391	$-

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair value of derivative instruments on the Company’s consolidated balance sheets as of June 30, 2021 and December 31, 2020 was as follows (in thousands):

	Total
	Fair Value	Level 2
June 30, 2021
Derivative assets - interest rate swaps	$7,830	$7,830
December 31, 2020
Derivative liabilities - interest rate swaps	$80	$80

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

The following table summarizes the activity of restricted stock awards, time-based restricted stock units and performance-based restricted stock units under the 2019 Plan:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2020	186,471	$23.91
Granted	78,823	$37.21
Vested	(96,163)	$21.48
Forfeited	(5,071)	$21.90
Outstanding at June 30, 2021	164,060	$31.79

The Company recognized stock-based compensation expense relating to restricted stock and performance stock in continuing operations of $0.6 million for the three months ended June 30, 2021, and $1.1 million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively, and a benefit of $0.1 million for the three months ended June 30, 2020. As of June 30, 2021, unamortized stock-based compensation expense relating to restricted stock and performance stock was $4.0 million, which will be recognized over the remaining average vesting period of 2.1 years.

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

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the Company’s stock option activities for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021		2020
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Options outstanding at January 1	301,176	$16.39	646,946	$16.96
Options exercised	(133,025)	$14.49	(17,750)	$13.94
Options forfeited	-	$-	(11,814)	$15.64
Options outstanding at June 30	168,151	$17.89	617,382	$17.07
Options exercisable	168,151	$17.89	596,297	$17.11
Weighted average remaining term	4.2 years		3.3 years

The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2021 and 2020 was $3.8 million and $0.2 million, respectively. The aggregate intrinsic value of all options outstanding as of June 30, 2021 was $6.4 million based on the closing price of the Company’s common stock of $56.00 per share on June 30, 2021, the last trading day of the quarter.

The Company recognized stock-based compensation expense relating to stock options in continuing operations of $0.1 million for the three months ended June 30, 2020, and less than $0.1 million and $0.2 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, there was no remaining unamortized stock-based compensation cost relating to stock options granted to the Company’s employees and independent directors.

The Company did not grant any stock options during the six months ended June 30, 2021 and 2020.

Employee Stock Purchase Plan

In June 2019, the Company’s stockholders approved the CAI International, Inc. 2019 Employee Stock Purchase Plan (ESPP). The ESPP provides a means by which eligible employees may be given an opportunity to purchase shares of the Company’s common stock at a discount using payroll deductions. The ESPP authorizes the issuance of up to 250,000 shares of the Company’s common stock. The Company issued 1,922 shares under the ESPP during the three and six months ended June 30, 2021, and 7,258 shares during the three and six months ended June 30, 2020. The Company recognized stock-based compensation expense relating to the ESPP of less than $0.1 million for both the three and six months ended June 30, 2021 and 2020.

(8) Income Taxes

The consolidated income tax expense for the three and six months ended June 30, 2021 and 2020, was determined based upon estimates of the Company’s consolidated annual effective income tax rate for the years ending December 31, 2021 and 2020, respectively. The difference between the consolidated annual effective income tax rate and the U.S. federal statutory rate is primarily attributable to foreign income taxes, state income taxes and the effect of certain permanent differences.

The Company’s estimated effective tax rate before discrete items was 5.7% at June 30, 2021, compared to an effective tax rate of 8.2% at June 30, 2020.

The Barbados Revenue Authority examination of Container Applications Limited 2019 corporate income tax return, concluded on May 28, 2021 with no changes.

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

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The carrying amounts of cash, restricted cash, accounts receivable and accounts payable reflected in the balance sheets as of June 30, 2021 and December 31, 2020, approximate their fair value due to the short-term nature of these financial assets and liabilities. The carrying value of variable-rate debt in the balance sheets as of June 30, 2021 and December 31, 2020 approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.

The principal balance of the Company’s fixed-rate term loans, asset-backed notes and collateralized financing obligations was $83.5 million, $695.4 million, and $54.4 million as of June 30, 2021, with a fair value of approximately $87.2 million, $694.3 million, and $56.6 million, respectively, based on the fair value of estimated future payments calculated using prevailing interest rates. The fair value of these financial instruments would be categorized as Level 2 in the fair value hierarchy. The principal balance of the Company’s fixed-rate term loans, asset-backed notes and collateralized financing obligations was $86.5 million, $726.9 million and $69.6 million as of December 31, 2020, with a fair value of approximately $91.1 million, $725.8 million and $71.6 million, respectively. Management believes that the balances of the Company’s senior secured notes of $43.6 million and $46.7 million, term loans held by VIE of $28.5 million and $31.2 million, and financing receivable of $62.2 million and $58.4 million as of June 30, 2021 and December 31, 2020, respectively, approximate their fair values. The fair value of these financial instruments would be categorized as Level 2 in the fair value hierarchy.

(10) Commitments and Contingencies

In addition to its debt obligations described in Note 6 above, the Company had commitments to purchase approximately $343.3 million of containers as of June 30, 2021, all in the twelve months ending June 30, 2022.

(11) Stockholders’ Equity

Stock Repurchase Plan

In October 2018, the Company announced that the Board of Directors approved the repurchase of up to three million shares of its outstanding common stock. In February 2021, the Board of Directors increased the share repurchase plan by an additional 2.0 million shares. The number, price, structure and timing of the repurchases, if any, will be at the Company’s sole discretion and will be evaluated by the Company depending on prevailing market conditions, corporate needs, and other factors. The stock repurchases may be made in the open market, block trades or privately negotiated transactions. This stock repurchase program replaces any available prior share repurchase authorization and may be discontinued at any time. During the six months ended June 30, 2021, the Company repurchased 0.4 million shares of its common stock under this repurchase plan, at a cost of approximately $12.8 million. As of June 30, 2021, approximately 2.4 million shares remained available for repurchase under this share repurchase program.

For further information on the Company’s shareholders’ equity, see Note 13 to the consolidated financial statements in the Company’ Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021.

(12) Related Parties

The Company is responsible for settling income tax liabilities of certain employees related to stock-based compensation. The Company is then reimbursed for those amounts by the employees. At December 31, 2020, the Company had a liability of $1.2 million representing tax due to the UK tax authorities in respect of an officer of the Company. The Company also included in its balance sheets at June 30, 2021 and December 31, 2020 a current asset of $1.2 million, representing the amount that will be reimbursed to the Company by that officer.

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

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table represents the geographic allocation of revenue for the periods indicated based on customers’ primary domicile (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Switzerland	$19,620	$12,472	$35,934	$24,988
Korea	11,095	9,899	22,405	19,138
Singapore	10,763	10,098	21,369	19,948
France	9,353	7,730	17,747	15,360
United States	1,200	1,157	2,377	2,393
Other Europe	17,730	13,593	36,080	28,833
Other Asia	15,121	13,676	28,939	26,263
Other International	813	818	1,644	1,633
Total leasing revenue	$85,695	$69,443	$166,495	$138,556

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

The following table sets forth the reconciliation of basic and diluted net income per share for the three and six months ended June 30, 2021 and 2020 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator
Net income from continuing operations	$35,736	$13,345	$68,206	$23,807
Net (loss) income from discontinued operations	-	(16,178)	1,063	(30,177)
Net income (loss) attributable to CAI common stockholders	$35,736	$(2,833)	$69,269	$(6,370)
Denominator
Weighted-average shares used in per share computation - basic	17,281	17,470	17,276	17,451
Effect of dilutive securities:
Stock options and restricted stock	198	131	228	190
Weighted-average shares used in per share computation - diluted	17,479	17,601	17,504	17,641

Net income (loss) per share attributable to CAI
common stockholders:
Basic
Continuing operations	$2.07	$0.76	$3.95	$1.36
Discontinued operations	-	(0.92)	0.06	(1.73)
Total basic	$2.07	$(0.16)	$4.01	$(0.37)
Diluted
Continuing operations	$2.04	$0.76	$3.90	$1.35
Discontinued operations	-	(0.92)	0.06	(1.71)
Total diluted	$2.04	$(0.16)	$3.96	$(0.36)

Certain options, restricted stock awards and time- and performance-based restricted stock units issued under employee benefit plans are excluded from the computation of diluted earnings per share because they were anti-dilutive. For the three and six months ended June 30, 2021, no stock options, restricted stock awards and time- and performance-based restricted stock units were excluded. For the three and six months ended June 30, 2020, 654,384 shares and 379,662 shares of stock options, restricted stock awards and time- and performance-based restricted stock units were excluded.

CAI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(13) Subsequent Events

Since the announcement of the Merger, two lawsuits have been filed by alleged Company stockholders. The first lawsuit was filed on July 14, 2021 in the United States District Court for the Southern District of New York and is captioned Stein v. CAI International, Inc., et al., No. 1:21-cv-06034. The second lawsuit was filed on July 16, 2021 in the United States District Court for the District of New Jersey and is captioned Whitfield v. CAI International, Inc., et al., No. 2:21-cv-13753-BRM-MAH. Both lawsuits name the Company and members of the Company’s board of directors as defendants. Both lawsuits allege, among other things, that the defendants violated provisions of the Securities and Exchange Act of 1934, as amended, because the Preliminary Proxy Statement allegedly omits material information with respect to the transactions contemplated therein and is therefore false and misleading. The lawsuits seek, among other things, injunctive relief, rescissory damages, and awards of plaintiffs’ fees and expenses.

The Company believes that the allegations against it in each of the foregoing lawsuits lack merit, however, there can be no assurance that any of the defendants will prevail in either of the lawsuits. The Company is not able to estimate any possible loss from this litigation at this time.

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

The following tables show the composition of our fleet as of June 30, 2021 and 2020, and our average utilization for the three and six months ended June 30, 2021 and 2020:

	As of June 30,
	2021	2020
Owned container fleet in TEUs	1,806,375	1,597,898
Managed container fleet in TEUs	55,230	63,757
Total container fleet in TEUs	1,861,605	1,661,655

Owned container fleet in CEUs	1,868,606	1,630,054
Managed container fleet in CEUs	72,304	79,643
Total container fleet in CEUs	1,940,910	1,709,697

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Average container fleet utilization in CEUs	99.6%	98.0%	99.6%	98.1%
Average owned container fleet utilization in CEUs	99.7%	98.0%	99.7%	98.2%

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

Merger Agreement with Mitsubishi HC Capital Inc.

On June 17, 2021, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Mitsubishi HC Capital Inc., a Japanese corporation (Parent), and Cattleya Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Parent (Merger Sub), relating to the proposed acquisition of the Company by Parent. Pursuant to the terms of the Merger Agreement, Merger Sub will merge with and into the Company (the Merger), with the Company continuing as the surviving corporation in the Merger as a wholly-owned subsidiary of Parent. Upon completion of the Merger, the Company will cease to be a publicly traded company and at the effective time of the Merger (the Effective Time): (i) each share of the Company’s common stock that is issued and outstanding immediately prior to the Effective Time (other than Excluded Shares (as defined in the Merger Agreement)) will cease to be outstanding and will be converted into the right to receive $56.00, in cash, without interest, subject to deductions of any applicable withholding taxes; (ii) each share of the Company’s 8.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Stock (Series A Preferred Stock) that is issued and outstanding immediately prior to the Effective Time, other than Excluded Shares, will be converted into the right to receive an amount equal to the sum of: (a) the liquidation preference of $25.00 per share, plus (b) the aggregate amount of all accrued and unpaid dividends on such Series A Preferred Stock as of the Effective Time, in cash, without interest, subject to deductions of any applicable withholding taxes; and (iii) each share of the Company’s 8.50% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Stock (Series B Preferred Stock) that is issued and outstanding immediately prior to the Effective Time, other than Excluded Shares, will be converted into the right to receive an amount equal to the sum of: (a) the liquidation preference of $25.00 per share, plus (b) the aggregate amount of all accrued and unpaid dividends on such Series B Preferred Stock as of the Effective Time, in cash, without interest, subject to deductions of any applicable withholding taxes.

The closing of the Merger is subject to various closing conditions, each of which is more fully described in the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2021, the Company’s preliminary proxy statement on Schedule 14A relating to the Merger, filed with the SEC on July 12, 2021 (the Preliminary Proxy Statement), and the Company’s definitive proxy statement on Schedule 14A relating to the Merger to be filed with the SEC.

The closing of the Merger is subject to, among other things, adoption of the Merger Agreement by the affirmative vote of the holders of at least a majority of the outstanding shares of common stock entitled to vote at a special meeting of the common stockholders of the Company to be held on a date to be announced, the completion of the Migration (as defined the Preliminary Proxy Statement) and receipt of regulatory approval.

The Merger is expected to be completed in the late third quarter or early fourth quarter of 2021. However, the exact timing of completion of the Merger cannot be predicted because the Merger is subject to the satisfaction or (to the extent permitted by applicable law) waiver of the conditions to the completion of the Merger more fully described in the Preliminary Proxy Statement.

We have incurred Merger-related costs of approximately $3.1 million during the six months ended June 30, 2021.

See also Item 1A. Risk Factors——“Risks Related to the Merger.”

COVID-19 Pandemic

The COVID-19 pandemic continues to have a meaningful impact on global trade and our business. The pandemic and related work, travel, and social restrictions resulted in a sharp decrease in global economic and trade activity during the first half of 2020, resulting in weak container leasing demand. However, we have seen a significant increase in leasing demand since the second half of 2020, which we expect to continue through 2021. However, it remains difficult to predict the future impact that COVID-19, including the emergence of new variants of the virus, will have on our business, and whether the rebound in demand will be sustained into 2022 and beyond.

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

Results of Operations - Three Months Ended June 30, 2021 Compared to Three Months Ended Jun 30, 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30,		Change
	2021	2020	Amount	Percent
Total leasing revenue	$85,695	$69,443	$16,252	23%
Operating expenses	34,856	36,950	(2,094)	(6)%
Total other expenses	11,040	16,037	(4,997)	(31)%
Net income (loss) attributable to CAI common stockholders	35,736	(2,833)	38,569	(1,361)%

The increase in total revenue for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, was attributable to an $11.1 million, or 20%, increase in operating lease revenue, a $3.0 million, or 27%, increase in finance lease revenue, and a $2.2 million, or 64%, increase in other lease revenue. The decrease in operating expenses for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, was the result of a $5.2 million, or 293%, increase in gain on sale of rental equipment and a $2.7 million, or 53%, decrease in storage, handling and other expenses, partially offset by a $2.5 million, or 9%, increase in depreciation expense and a $3.3 million, or 49%, increase in administrative expenses.

Total other expenses for the three months ended June 30, 2021 decreased compared with the three months ended June 30, 2020, primarily due to a $4.6 million, or 29%, decrease in net interest expense.

The increase in revenue together with the decrease in operating expenses, total other expense and net loss from discontinued operations resulted in an increase in net income attributable to CAI common stockholders for the three months ended June 30, 2021 of $38.6 million compared to the three months ended June 30, 2020.

Total leasing revenue

	Three Months Ended June 30,		Change
($ in thousand)	2021	2020	Amount	Percent
Total leasing revenue	$85,695	$69,443	$16,252	23%

The increase in total leasing revenue for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was mainly attributable to an $8.9 million increase in rental revenue resulting from a 16% increase in the average number of CEUs of on-lease owned containers, a $3.4 million increase in rental revenue arising from payments made by a cash-based customer, a $3.0 million increase in interest income on finance leases resulting from an increase in the average number of CEUs on finance leases, and a $0.9 million increase in rental revenue resulting from a 2% increase in average owned container per diem rental rates.

Depreciation of rental equipment

	Three Months Ended June 30,		Change
($ in thousand)	2021	2020	Amount	Percent
Depreciation of rental equipment	$29,270	$26,750	$2,520	9%

The increase in depreciation expense for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was attributable to an 8% increase in the average size of our owned container fleet subject to depreciation over the last twelve months.

Storage, handling and other expenses

	Three Months Ended June 30,		Change
($ in thousand)	2021	2020	Amount	Percent
Storage, handling and other expenses	$2,444	$5,163	$(2,719)	(53)%

The decrease in storage, handling and other expenses for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily attributable to a $1.9 million decrease in storage and handlings costs and a $0.9 million decrease in repair expenses due to a decrease in the average size of the off-lease fleet.

Gain on sale of rental equipment

	Three Months Ended June 30,		Change
($ in thousand)	2021	2020	Amount	Percent
Gain on sale of rental equipment	$7,026	$1,788	$5,238	293%

While there was a decrease of 43% in the number of CEUs of containers sold during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, there was a 50% increase in the average sale price per CEU, resulting in a 541% increase in gain per CEU, due to an increase in demand for equipment.

Administrative expenses

	Three Months Ended June 30,		Change
($ in thousand)	2021	2020	Amount	Percent
Administrative expenses	$10,168	$6,825	$3,343	49%

The increase in administrative expenses for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily attributable to a $1.4 million increase in payroll-related costs, largely due to increased incentive-based compensation, a $2.3 million increase in bad debt expense due to cash receipts from a previously reserved customer during the second quarter of 2020, and a $1.4 million increase in legal expense mainly due to the Merger Agreement with MHC, partially offset by a $1.5 million decrease in severance costs associated with the change in our Chief Executive Officer during the second quarter of 2020.

Other expense

	Three Months Ended June 30,		Change
($ in thousand)	2021	2020	Amount	Percent
Net interest expense	$11,114	$16,134	$(5,020)	(31)%
Other income	(74)	(97)	23	24%
	$11,040	$16,037	$(4,997)	(31)%

Net interest expense

The decrease in net interest expense for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was due primarily to a decrease in the average interest rate on our outstanding debt from approximately 2.9% as of June 30, 2020 to 2.2% as of June 30, 2021, caused primarily by a decrease in LIBOR, as well as a decrease in our average loan principal balance between the two periods, mainly due to the paydown of debt with proceeds from the sale of our railcar portfolio in 2020.

Other income

Other income for the three months ended June 30, 2021 remained relatively consistent with the three months ended June 30, 2020.

Income tax expense

	Three Months Ended June 30,		Change
($ in thousand)	2021	2020	Amount	Percent
Income tax expense	$1,856	$904	$952	105%

The increase in income tax expense for the three months ended June 30, 2021 compared to three months ended June 30, 2020 was mainly attributable to an increase in income before tax, partially offset by a decrease in the estimated effective tax rate. The full-year estimated effective tax rate before discrete items was 5.7% at June 30, 2021, compared to an effective tax rate of 8.2% at June 30, 2020. The decrease in the estimated full-year effective tax rate was primarily due to an increase in the proportion of pretax income generated in lower tax jurisdictions.

Preferred stock dividends

	Three Months Ended June 30,		Change
($ in thousand)	2021	2020	Amount	Percent
Preferred stock dividends	$2,207	$2,207	$-	-%

Preferred stock dividends for the three months ended June 30, 2021 remained consistent with the three months ended June 30, 2020.

Loss from discontinued operations

	Three Months Ended June 30,		Change
	2021	2020	Amount	Percent
($ in thousand)
Total revenue	$-	$28,930	$(28,930)	(100)%
Operating expenses	-	46,325	(46,325)	(100)%
Interest expense	-	1,458	(1,458)	(100)%
Income tax benefit	-	(2,675)	2,675	(100)%
Net loss from discontinued operations	$-	$(16,178)	$16,178	(100)%

There was no income or expense arising from discontinued operations for the three months ended June 30, 2021.

Results of Operations - Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020 (dollars in thousands):

	Six Months Ended June 30,		Change
	2021	2020	Amount	Percent
Total leasing revenue	$166,495	$138,556	$27,939	20%
Operating expenses	66,893	73,675	(6,782)	(9)%
Total other expenses	22,622	34,557	(11,935)	(35)%
Net income (loss) attributable to CAI common stockholders	69,269	(6,370)	75,639	(1,187)%

The increase in total revenue for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, was attributable to a $20.3 million, or 19%, increase in operating lease revenue, a $4.7 million, or 20%, increase in finance lease revenue, and a $3.0 million, or 47%, increase in other lease revenue. The decrease in operating expenses for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, was the result of a $10.3 million, or 301%, increase in gain on sale of rental equipment and a $4.7 million, or 49%, decrease in storage, handling and other expenses, partially offset by a $4.0 million, or 7%, increase in depreciation expense and a $4.2 million, or 31%, increase in administrative expenses.

Total other expenses for the six months ended June 30, 2021 decreased compared with the six months ended June 30, 2020, primarily due to a $12.1 million, or 39%, decrease in net interest expense.

The increase in revenue together with the decrease in operating expenses, total other expense and net loss from discontinued operations resulted in an increase in net income attributable to CAI common stockholders for the six months ended June 30, 2021 of $75.6 million compared to the six months ended June 30, 2020.

Total leasing revenue

	Six Months Ended June 30,		Change
($ in thousand)	2021	2020	Amount	Percent
Total leasing revenue	$166,495	$138,556	$27,939	20%

The increase in total leasing revenue for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was mainly attributable to a $15.1 million increase in rental revenue resulting from a 14% increase in the average number of CEUs of on-lease owned containers, an $8.7 million increase in rental revenue arising from payments made by a cash-based customer, and a $5.5 million increase in interest income on finance leases and financing receivable resulting from an increase in the average number of CEUs on finance leases and financing receivable, partially offset by a $1.4 million decrease in rental revenue resulting from a 1% decrease in the average owned container per diem rental rates.

Depreciation of rental equipment

	Six Months Ended June 30,		Change
($ in thousand)	2021	2020	Amount	Percent
Depreciation of rental equipment	$57,821	$53,798	$4,023	7%

The increase in depreciation expense for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was mainly attributable to a 5% increase in the average size of our owned container fleet subject to depreciation over the last twelve months.

Storage, handling and other expenses

	Six Months Ended June 30,		Change
($ in thousand)	2021	2020	Amount	Percent
Storage, handling and other expenses	$4,933	$9,592	$(4,659)	(49)%

The decrease in storage, handling and other expenses for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily attributable to a $3.4 million decrease in storage and handling costs and a $1.3 million decrease in repair expenses due to a decrease in the average size of the off-lease fleet.

Gain on sale of rental equipment

	Six Months Ended June 30,		Change
($ in thousand)	2021	2020	Amount	Percent
Gain on sale of rental equipment	$13,769	$3,435	$10,334	301%

While there was a decrease of 31% in the number of CEUs of containers sold during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, there was a 39% increase in the average sale price per CEU, resulting in a 453% increase in gain per CEU, due to an increase in demand for equipment.

Administrative expenses

	Six Months Ended June 30,		Change
($ in thousand)	2021	2020	Amount	Percent
Administrative expenses	$17,908	$13,720	$4,188	31%

The increase in administrative expenses for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily attributable to a $2.1 million increase in payroll-related costs, largely due to increased incentive-based compensation, and a $3.5 million increase in bad debt expense due to cash receipts from a previously reserved customer during the second quarter of 2020, partially offset by a $1.5 million decrease in severance costs associated with the change in our Chief Executive Officer during the second quarter of 2020.

Other expense

	Six Months Ended June 30,		Change
($ in thousand)	2021	2020	Amount	Percent
Net interest expense	$22,286	$34,408	$(12,122)	(35)%
Other expense	336	149	187	126%
	$22,622	$34,557	$(11,935)	(35)%

Net interest expense

The decrease in net interest expense for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was due primarily to a decrease in the average interest rate on our outstanding debt from approximately 2.9% as of June 30, 2020 to 2.2% as of June 30, 2021, caused primarily by a decrease in LIBOR, as well as a decrease in our average loan principal balance between the two periods, mainly due to the paydown of debt with proceeds from the sale of our railcar portfolio in 2020.

Other expense

Other expense, representing a loss on foreign exchange of $0.3 million for the six months ended June 30, 2021, increased from a loss of $0.1 million for the six months ended June 30, 2020, primarily as a result of movements in the U.S. Dollar exchange rate against the Euro.

Income tax expense

	Six Months Ended June 30,		Change
($ in thousand)	2021	2020	Amount	Percent
Income tax expense	$4,360	$2,103	$2,257	107%

The increase in income tax expense for the six months ended June 30, 2021 compared to six months ended June 30, 2020 was mainly attributable to an increase in income before tax, partially offset by a decrease in the estimated effective tax rate. The full-year estimated effective tax rate before discrete items was 5.7% at June 30, 2021, compared to an effective tax rate of 8.2% at June 30, 2020. The decrease in the estimated full-year effective tax rate was primarily due to an increase in the proportion of pretax income generated in lower tax jurisdictions.

Preferred stock dividends

	Six Months Ended June 30,		Change
($ in thousand)	2021	2020	Amount	Percent
Preferred stock dividends	$4,414	$4,414	$-	-%

Preferred stock dividends for the six months ended June 30, 2021 remained consistent with the six months ended June 30, 2020.

Income (loss) from discontinued operations

	Six Months Ended June 30,		Change
	2021	2020	Amount	Percent
Total revenue	$293	$64,839	$(64,546)	(100)%
Operating (income) expenses	(324)	98,590	(98,914)	(100)%
Interest expense	-	3,560	(3,560)	(100)%
Income tax benefit	(446)	(7,134)	6,688	(94)%
Net income (loss) from discontinued operations	$1,063	$(30,177)	$31,240	(104)%

Total revenue and operating expenses from discontinued operations for the six months ended June 30, 2021 were a result of immaterial differences in the actual transactions from the amounts accrued prior to the sale of the logistics and railcar businesses in 2020.

Liquidity and Capital Resources

As of June 30, 2021, we had cash and cash equivalents of $51.2 million, including $12.4 million of restricted cash, and $21.3 million of cash held by variable interest entities (VIEs). Our principal sources of liquidity are cash in-flows provided by operating activities, proceeds from the sale of rental equipment, borrowings from financial institutions, and equity and debt offerings. Our cash in-flows are used to finance capital expenditures and meet debt service requirements.

As of June 30, 2021, our outstanding indebtedness and current maximum borrowing level was as follows (in thousands):

	Current	Current
	Amount	Maximum
	Outstanding	Borrowing Level
Revolving credit facilities	$904,026	$1,204,698
Term loans	108,100	108,100
Senior secured notes	43,610	43,610
Asset-backed notes	695,353	695,353
Collateralized financing obligations	54,427	54,427
Term loans held by VIE	28,522	28,522
	1,834,038	2,134,710
Debt discount and debt issuance costs	(10,874)	-
Total	$1,823,164	$2,134,710

As of March 31, 2021, we had $300.6 million in availability under our revolving credit facilities (net of $0.1 million in letters of credit), subject to our ability to meet the collateral requirements under the agreements governing the facilities. Based on the borrowing base and collateral requirements at June 30, 2021, the borrowing availability under our revolving credit facilities was $276.0 million, assuming no additional contributions of assets.

As of June 30, 2021, we had a total of $1,405.4 million of debt in facilities with fixed interest rates or floating interest rates that have been synthetically fixed through interest rate swap agreements, which accounts for 77% of our total outstanding debt.

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

In addition to customary events of default, the agreements governing our indebtedness contain restrictive covenants, including limitations on certain liens, indebtedness and investments.  In addition, the agreements governing our indebtedness contain various restrictive financial and other covenants.  The financial covenants in the agreements governing our indebtedness require us to maintain: (1) a consolidated funded debt to consolidated tangible net worth ratio, in the case of our debt facilities, of no more than 3.75:1.00, and in the case of our asset-backed notes, of no more than 4.50:1.00; and (2) a fixed charge coverage ratio, in the case of our debt facilities, of at least 1.20:1.00, and in the case of our asset-backed notes, of at least 2.50:1.00. As of June 30, 2021, we were in compliance with all of our financial and other covenants and we expect to remain in compliance for at least the next twelve months.

Cash Flows

The following table sets forth certain cash flow information for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Net income (loss)	$73,683	$(1,956)

Net income from continuing operations adjusted for non-cash items	116,924	79,509
Changes in working capital	48,452	38,719
Net cash provided by operating activities of continuing operations	165,376	118,228
Net cash used in investing activities of continuing operations	(228,823)	(13,265)
Net cash provided by (used in) financing activities of continuing operations	50,361	(123,410)
Net cash (used in) provided by discontinued operations	(2,060)	15,447
Effect on cash of foreign currency translation	(127)	(189)
Net decrease in cash and restricted cash	(15,273)	(3,189)
Cash and restricted cash at beginning of period	66,502	73,239
Cash and restricted cash at end of period	$51,229	$70,050

Cash Flows from Continuing Operations

Operating Activities

Net cash provided by operating activities of continuing operations was $165.4 million for the six months ended June 30, 2021, an increase of $47.1 million compared to $118.2 million for the six months ended June 30, 2020. The increase was due to a $37.4 million increase in income from continuing operations as adjusted for depreciation, impairment and other non-cash items, and a $9.7 million increase in our net working capital adjustments. The increase of $37.4 million in income from continuing operations as adjusted for non-cash items was primarily attributable to an increase of $44.4 million in income from continuing operations, a decrease of $3.5 million in bad debt recovery due to cash receipts from a cash-based customer in the prior year, and an increase of $4.0 million in depreciation expense, partially offset by an increase of $10.3 million in gain on sale of rental equipment, mainly due to an increase in container prices as a result of high demand, and a decrease of $4.4 million in deferred income taxes.

Net working capital provided by operating activities of $48.5 million in the six months ended June 30, 2021, was due to a $46.9 million decrease in net investment in finance leases, representing the receipt of principal payments, a $2.4 million increase in accounts payable, accrued expenses and other liabilities, primarily caused by the timing of cash payments, and a $1.8 million decrease in prepaid expenses and other assets, partially offset by a $2.4 million increase in accounts receivable, primarily caused by the timing of cash receipts from customers. Net working capital provided by operating activities of $38.7 million in the six months ended June 30, 2020 was due to a $35.7 million decrease in net investment in finance leases, representing the receipt of principal payments and a $4.1 million decrease in accounts receivable, primarily caused by the timing of cash receipts from customers, partially offset by a $1.0 million decrease in accounts payable, accrued expenses and other liabilities, primarily caused by the timing of cash payments.

Investing Activities

Net cash used in investing activities of continuing operations was $228.8 million for the six months ended June 30, 2021, an increase of $215.6 million compared to net cash used in investing activities of $13.3 million for the six months ended June 30, 2020. The increase in cash used was attributable to a $244.0 million increase in purchase of rental equipment, partially offset by a $22.1 million decrease in purchase of financing receivable, a $3.1 million increase in proceeds from sale of rental equipment and a $3.1 million increase in receipt of principal payments from financing receivable.

Financing Activities

Net cash provided by financing activities of continuing operations was $50.4 million for the six months ended June 30, 2021, an increase of $173.8 million compared to net cash used in financing activities of $123.4 million for the six months ended June 30, 2020. During the six months ended June 30, 2021, our net cash inflow from borrowings was $76.3 million compared to net cash outflow of $119.2 million for the six months ended June 30, 2020. The increase in net cash inflow from borrowings was partially offset by an increase of $12.8 million for the repurchase of common stock and an increase of $10.4 million in dividends paid to common stockholders.

Cash Flows from Discontinued Operations

Net cash used in discontinued operations was $2.1 million for the six months ended June 30, 2021, a decrease of $17.5 million compared to net cash provided by discontinued operations of $15.4 million for the six months ended June 30, 2020. The change between the two periods was primarily due to the sale of the logistics and railcar businesses in 2020.

Equity Transactions

Stock Repurchase Plan

In October 2018, we announced that our Board of Directors approved the repurchase of up to three million shares of our outstanding common stock. In February 2021, our Board of Directors increased the share repurchase plan by an additional 2.0 million shares. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and will be evaluated by us depending on prevailing market conditions, corporate needs, and other factors. The stock repurchases may be made in the open market, block trades or privately negotiated transactions. This stock repurchase program replaces any available prior share repurchase authorization and may be discontinued at any time. During the six months ended June 30, 2021, we repurchased 0.4 million shares of our common stock under this repurchase plan, at a cost of approximately $12.8 million. As of June 30, 2021, approximately 2.4 million shares remained available for repurchase under our share repurchase program.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments by due date as of June 30, 2021 (in thousands):

	Payments Due by Period
		Less than	1-2	2-3	3-4	4-5	More than
	Total	1 year	years	years	years	years	5 years
Total debt obligations:
Revolving credit facilities	$904,026	$-	$883,000	$21,026	$-	$-	$-
Term loans	108,100	7,800	28,800	71,500	-	-	-
Senior secured notes	43,610	6,110	37,500	-	-	-	-
Asset-backed notes	695,353	63,130	63,130	63,130	64,522	64,986	376,455
Collateralized financing obligations	54,427	36,943	-	-	-	17,484	-
Term loans held by VIE	28,522	5,599	5,841	6,097	6,356	4,629	-
Interest on debt and capital lease obligations (1)	126,265	38,604	34,751	14,076	11,170	14,882	12,782
Rental equipment payable	311,871	311,871	-	-	-	-	-
Rent, office facilities and equipment	3,329	2,430	581	257	61	-	-
Equipment purchase commitments	343,287	343,287	-	-	-	-	-
Total contractual obligations	$2,618,790	$815,774	$1,053,603	$176,086	$82,109	$101,981	$389,237

(1)Our estimate of interest expense commitment includes $13.2 million relating to our revolving credit facilities subject to variable interest rates, $17.8 million relating to our revolving credit facilities subject to fixed interest rates, $9.2 million relating to our term loans, $3.0 million relating to our senior secured notes, $73.9 million relating to our asset-back notes, $6.0 million relating to our collateralized financing obligations, and $3.1 million relating to our term loans held by VIE. The calculation of interest commitment related to our debt assumes the following weighted-average interest rates as of June 30, 2021: variable-rate revolving credit facilities, 1.6%; fixed-rate revolving credit facilities, 1.8%; term loans, 4.0%; senior secured notes, 4.9%; asset-backed notes, 2.3%; collateralized financing obligations, 1.9%; and term loans held by VIE, 4.2%. These calculations assume that weighted-average interest rates will remain at the same level over the next five years. We expect that interest rates will vary over time based upon fluctuations in the underlying indexes upon which these rates are based, including the potential discontinuation of LIBOR after 2021.

Off-Balance Sheet Arrangements

As of June 30, 2021, we had no material off-balance sheet arrangements or obligations that have or are reasonably likely to have a current or future effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the three months ended June 30, 2021. See Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021.

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

Foreign Exchange Rate Risk. Although we have significant foreign-based operations, the U.S. Dollar is our primary operating currency. Thus, most of our revenue and expenses are denominated in U.S. Dollars. We have equipment sales in British Pound Sterling, Euros and Japanese Yen and incur overhead costs in foreign currencies, primarily in British Pound Sterling and Euros. During the six months ended June 30, 2021, the U.S. Dollar increased in value in relation to other major foreign currencies (such as the Euro). The increase in the relative value of the U.S. Dollar has decreased our revenues and expenses denominated in foreign currencies. The associated decrease in the value of certain foreign currencies as compared to the U.S. Dollar has also caused assets held at some of our foreign subsidiaries to decrease in value when translated to US dollars. We recognized a loss on foreign exchange of $0.3 million for the six months ended June 30, 2021. A 10% change in foreign exchange rates would not have a material impact on our financial position, results of operations or cash flows.

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

As of June 30, 2021, approximately 77% of our debt was either fixed or hedged using derivative instruments, which helps mitigate any negative impact of changes in short-term interest rates. However, a 1.0% increase or decrease in the interest rates on our unhedged debt would result in an increase or decrease of approximately $4.3 million in interest expense over the next 12 months.

ITEM 4.  CONTROLS AND PROCEDURES

Management Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the Exchange Act), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive and financial officer concluded that as of June 30, 2021 our disclosure controls and procedures were effective with respect to controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and are accumulated and communicated to the Company’s management, including the Company’s principal executive and financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act) that occurred during the quarter ended June 30, 2021, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time we may be a party to litigation matters or disputes arising in the ordinary course of business, including in connection with enforcing our rights under our leases. Currently, we are not a party to any legal proceedings which are material to our business, financial condition, results of operations or cash flows, other than as set forth in Note 13, Subsequent Events, in the accompanying notes to the unaudited consolidated financial statements included in Part I – Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

ITEM 1A.  RISK FACTORS

Before making an investment decision, investors should carefully consider the risks in the “Risk Factors” in Part 1: Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021. These risks are not the only ones facing our Company. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations. Any of these risks could adversely affect our business, cash flows, financial condition and results of operations. The trading price of each of our common stock and preferred stock could fluctuate due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q. There have been no material changes in our risk factors from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, except as set forth below.

The announcement and pendency of the Merger may have an adverse effect on our business, financial condition, operating results and cash flows.

On June 17, 2021, we entered into the Merger Agreement with Parent and Merger Sub, relating to the proposed acquisition of the Company by Parent. Upon consummation of the Merger pursuant to the Merger Agreement, the Company will continue as the surviving corporation as a wholly-owned subsidiary of Parent.

Upon the terms and subject to the conditions set forth in the Merger Agreement, at the Effective Time, (i) each share of the Company’s common stock that is issued and outstanding immediately prior to the Effective Time (other than Excluded Shares (as defined in the Merger Agreement)) will cease to be outstanding and will be converted into the right to receive $56.00, in cash, without interest, subject to deductions of any applicable withholding taxes; (ii) each share of the Company’s Series A Preferred Stock that is issued and outstanding immediately prior to the Effective Time, other than Excluded Shares, will be converted into the right to receive an amount equal to the sum of: (a) the liquidation preference of $25.00 per share, plus (b) the aggregate amount of all accrued and unpaid dividends on such Series A Preferred Stock as of the Effective Time, in cash, without interest, subject to deductions of any applicable withholding taxes; and (iii) each share of the Company’s Series B Preferred Stock that is issued and outstanding immediately prior to the Effective Time, other than Excluded Shares, will be converted into the right to receive an amount equal to the sum of: (a) the liquidation preference of $25.00 per share, plus (b) the aggregate amount of all accrued and unpaid dividends on such Series B Preferred Stock as of the Effective Time, in cash, without interest, subject to deductions of any applicable withholding taxes.

Uncertainty about the effect of the proposed Merger on our employees, partners, customers and other third parties may disrupt our sales and marketing or other key business activities and may have a material adverse effect on our business, financial condition, operating results and cash flows. Current and prospective employees may experience uncertainty about their roles following the Merger, and this may have an effect on our corporate culture. There can be no assurance we will be able to attract and retain key talent to the same extent that we have previously been able to attract and retain employees. Any loss or distraction of such employees could have a material adverse effect on our business, financial condition and operating results. In addition, we have devoted, and will continue to devote, significant management and other internal resources towards the completion of the Merger and planning for integration, which could materially adversely affect our business, financial condition, operating results and cash flows. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.

The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed Merger and generally restricts us from taking certain specified actions until the Merger is completed. These restrictions may affect our ability to execute our business strategies, to respond effectively to competitive pressures and industry developments, and to attain our financial and other goals and may otherwise harm our business, financial condition, operating results and cash flows.

The failure to complete the Merger in a timely manner or at all could negatively impact the market price of our common stock, Series A Preferred Stock and/or Series B Preferred Stock as well as adversely affect our business, financial condition, operating results and cash flows.

Completion of the Merger is subject to conditions beyond our control that may prevent, delay or otherwise adversely affect its completion in a material way, including the requirement that the Merger Agreement be adopted by the affirmative vote of the holders of at least a majority of the outstanding shares of common stock entitled to vote at a special meeting of the common stockholders of the Company to be held on a date to be announced.

The Merger cannot be completed until the conditions to closing are satisfied or (if permissible under applicable law) waived. These conditions, including the Migration, are more fully described in the Preliminary Proxy Statement. We cannot guarantee that the closing conditions set forth in the Merger Agreement will be satisfied or, even if satisfied, that no event of termination will take place. In the event that the Merger is not completed for any reason, the holders of our capital stock will not receive any payment for their shares of capital stock in connection with the proposed Merger. Instead, we will remain an independent public company and the holders of our capital stock will continue to own their shares of stock.

If the Merger or a similar transaction is not completed, the share price of our common stock, Series A Preferred Stock and/or Series B Preferred Stock may drop to the extent that the current market price of our common stock, Series A Preferred Stock and/or Series B Preferred Stock reflects an assumption that a transaction will be completed.

Furthermore, if the Merger is significantly delayed or not completed, we may suffer other consequences that could adversely affect our business, results of operations and stock price, including the following:

•we could be required to pay a termination fee equal to $35.0 million to Parent, and up to $5.0 million of Parent’s fees and expenses incurred in connection with the Merger Agreement and related transactions, under certain circumstances as described in the Merger Agreement;

•we would have incurred significant costs in connection with the Merger that we would be unable to recover;

•we may be subject to negative publicity or be negatively perceived by the investment or business communities;

•we may be subject to legal proceedings related to any delay or failure to complete the Merger;

•any disruptions to our business resulting from the announcement and pendency of the Merger, including any adverse changes in our relationships with our customers, suppliers, other business partners and employees, may continue or intensify in the event the Merger is not consummated; and

•we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures.

There can be no assurance that our business, financial condition, operating results and cash flows will not be adversely affected, as compared to our condition prior to the announcement of the Merger, if the Merger is not consummated.

The Merger Agreement contains provisions that could discourage or deter a potential competing acquirer that might be willing to pay more to affect an alternative transaction with us.

The Merger Agreement contains provisions that, subject to certain exceptions, limit our ability to initiate, solicit or knowingly encourage, or engage in discussions or negotiations with respect to, or provide non-public information in connection with, a proposal from a third party with respect to an alternative transaction. In addition, under specified circumstances in which the Merger Agreement is terminated, we could be required to pay a termination fee of up to $35.0 million to Parent. It is possible that these or other provisions in the Merger Agreement might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our Company from considering or proposing an acquisition or might result in a potential competing acquirer proposing to pay a lower per share price to acquire our common stock than it might otherwise have proposed to pay. Additional information regarding these restrictions is provided in the Preliminary Proxy Statement.

Litigation challenging the Merger Agreement may prevent the Merger from being consummated at all or within the expected timeframe and may result in substantial costs to us.

As described in Note 13, Subsequent Events, in the accompanying notes to the unaudited consolidated financial statements included in Part I – Item 1. Financial Statements of this Quarterly Report on Form 10-Q, two lawsuits have been filed against us and our board of directors in relation to the Preliminary Proxy Statement. The lawsuits seek, among other things, injunctive relief, rescissory damages, and awards of plaintiffs’ fees and expenses. If the plaintiffs in any such lawsuits are successful in obtaining an injunction prohibiting us from completing the Merger on the agreed upon terms, then the Merger may not be consummated at all or within the expected timeframe. Also, if our insurance provider were to deny coverage under the existing insurance policies covering such actions or should such policies fail to cover the costs of defending either or both of the lawsuits, we may incur substantial costs.

We will incur substantial transaction fees and costs in connection with the Merger.

As of June 30, 2021, we have incurred $3.1 million of expenses and fees for professional services and other transaction costs in connection with the Merger and expect to continue to incur additional significant costs. A material portion of these expenses are payable by us whether or not the Merger is completed. While we have assumed that a certain amount of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses may exceed the costs historically borne by us. These costs could adversely affect our business, financial condition, operating results and cash flows.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

See below for a list of exhibits filed or furnished with this report, which are incorporated by reference herein.

Exhibit No.	Description
2.1*

Agreement and Plan of Merger, dated as of June 17, 2021, by and among Mitsubishi HC Capital Inc., Cattleya Acquisition Corp. and CAI International, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on June 21, 2021).

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

3.5	Amended and Restated Bylaws of CAI International, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 10, 2009).
3.6	Amendment to Amended and Restated Bylaws of CAI International, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 21, 2021).
31.1	Certification of principal executive officer and principal financial officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer and principal financial officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020, (iv) Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to supplementally furnish copies of any omitted schedules to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAI International, Inc.
(Registrant)

August 3, 2021	/s/ TIMOTHY B. PAGE
Timothy B. Page
President and Chief Executive Officer
(Principal Executive and Financial Officer)